Form 10-Q
period 2014-09-30
CBIZ, Inc.
filed 2014-11-07
CIK 944148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at October 31, 2014
Common Stock, par value $0.01 per share	49,322,806

CBIZ, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)

	SEPTEMBER 30, 2014	DECEMBER 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$397	$771
Restricted cash	24,780	22,112
Accounts receivable, net	179,790	143,107
Deferred income taxes – current	5,676	4,640
Other current assets	12,842	14,364
Assets of discontinued operations	876	1,092

Current assets before funds held for clients	224,361	186,086
Funds held for clients	110,110	164,389

Total current assets	334,471	350,475
Property and equipment, net	19,065	19,167
Goodwill and other intangible assets, net	505,633	469,083
Assets of deferred compensation plan	57,690	51,953
Deferred income taxes – non-current, net	—	542
Other assets	7,619	6,238

Total assets	$924,478	$897,458

LIABILITIES
Current liabilities:
Accounts payable	$38,029	$37,529
Income taxes payable – current	6,340	25
Accrued personnel costs	39,200	38,568
Notes payable – current	—	1,602
Contingent purchase price liability – current	18,269	12,243
Other current liabilities	14,304	12,766
Liabilities of discontinued operations	239	370

Current liabilities before client fund obligations	116,381	103,103
Client fund obligations	110,164	164,311

Total current liabilities	226,545	267,414
Convertible notes, net	95,974	125,256
Bank debt	108,000	48,500
Income taxes payable – non-current	3,813	6,154
Deferred income taxes – non-current, net	4,768	—
Deferred compensation plan obligations	57,690	51,953
Contingent purchase price liability	15,100	12,953
Other non-current liabilities	8,955	10,782

Total liabilities	520,845	523,012

STOCKHOLDERS’ EQUITY
Common stock	1,183	1,149
Additional paid-in capital	599,093	580,576
Retained earnings	222,078	190,994
Treasury stock	(418,027)	(397,548)
Accumulated other comprehensive loss	(694)	(725)

Total stockholders’ equity	403,633	374,446

Total liabilities and stockholders’ equity	$924,478	$897,458

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share data)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013	2014	2013
Revenue	$183,799	$168,779	$573,592	$542,197
Operating expenses	159,026	150,258	487,520	460,738

Gross margin	24,773	18,521	86,072	81,459
Corporate general and administrative expenses	8,889	8,944	27,454	26,577

Operating income	15,884	9,577	58,618	54,882
Other income (expense):
Interest expense	(3,123)	(3,815)	(10,133)	(12,016)
Gain on sale of operations, net	17	6	93	72
Other (expense) income, net	(1,368)	2,371	4,543	4,614

Total other expense, net	(4,474)	(1,438)	(5,497)	(7,330)
Income from continuing operations before income tax expense	11,410	8,139	53,121	47,552
Income tax expense	4,126	2,663	21,615	19,335

Income from continuing operations after income tax expense	7,284	5,476	31,506	28,217
(Loss) income from discontinued operations, net of tax	(203)	569	(528)	3,350
Gain on disposal of discontinued operations, net of tax	607	56,315	106	58,243

Net income	$7,688	$62,360	$31,084	$89,810

Earnings (loss) per share:
Basic:
Continuing operations	$0.15	$0.11	$0.65	$0.57
Discontinued operations	0.01	1.17	(0.01)	1.26

Net income	$0.16	$1.28	$0.64	$1.83

Diluted:
Continuing operations	$0.14	$0.11	$0.61	$0.57
Discontinued operations	0.01	1.16	(0.01)	1.24

Net income	$0.15	$1.27	$0.60	$1.81

Basic weighted average shares outstanding	48,451	48,504	48,303	49,187

Diluted weighted average shares outstanding	51,209	49,003	51,469	49,537

Comprehensive Income:
Net income	$7,688	$62,360	$31,084	$89,810
Other comprehensive (loss) income, net of tax	(66)	65	31	2

Comprehensive income	$7,622	$62,425	$31,115	$89,812

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013
Cash flows from operating activities:
Net income	$31,084	$89,810
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of tax	528	(3,350)
Gain on disposal of discontinued operations, net of tax	(106)	(58,243)
Gain on sale of operations, net	(93)	(72)
Loss on early extinguishment of convertible debt	1,529	—
Depreciation and amortization expense	15,000	14,144
Amortization of discount on notes and deferred financing costs	3,312	3,399
Bad debt expense, net of recoveries	3,994	3,485
Adjustment to contingent earnout liability	(3,495)	1,176
Deferred income taxes	1,621	126
Employee stock awards	4,812	4,274
Excess tax benefits from share based payment arrangements	(469)	(25)
Changes in assets and liabilities, net of acquisitions and divestitures:
Restricted cash	(2,668)	(5,357)
Accounts receivable, net	(36,366)	(30,528)
Other assets	(2,120)	(323)
Accounts payable	289	(2,695)
Income taxes payable	5,611	(11,761)
Accrued personnel costs and other liabilities	800	(193)

Net cash provided by continuing operations	23,263	3,867
Operating cash flows (used in) provided by discontinued operations	(443)	6,728

Net cash provided by operating activities	22,820	10,595

Cash flows from investing activities:
Business acquisitions, contingent consideration and other, net of cash acquired	(32,970)	(5,014)
Purchases of client fund investments	(12,955)	(4,965)
Proceeds from the sales and maturities of client fund investments	5,671	4,145
(Payments) proceeds from sales of divested and discontinued operations	(148)	200,927
Net decrease in funds held for clients	61,431	51,405
Additions to property and equipment, net	(3,724)	(4,285)
Payments on notes receivable	1,619	86

Net cash flows provided by continuing operations	18,924	242,299
Investing cash flows used in discontinued operations	—	(300)

Net cash provided by investing activities	18,924	241,999

Cash flows from financing activities:
Proceeds from bank debt	307,900	281,000
Payment of bank debt	(248,400)	(449,900)
Payment for acquisition of treasury stock	(20,479)	(26,468)
Net decrease in client funds obligations	(54,147)	(50,580)
Proceeds from exercise of stock options	7,848	576
Payment on early extinguishment of convertible debt	(30,621)	—
Payment of guaranteed and contingent consideration of acquisitions	(3,519)	(4,593)
Excess tax benefit from exercise of stock awards	469	25
Payment of acquired debt	(1,169)	—

Net cash used in financing activities	(42,118)	(249,940)

Net (decrease) increase in cash and cash equivalents	(374)	2,654
Cash and cash equivalents at beginning of year	771	899

Cash and cash equivalents at end of period	$397	$3,553

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) considered necessary to present fairly the financial position of CBIZ, Inc. and its consolidated subsidiaries (“CBIZ” or the “Company”) as of September 30, 2014 and December 31, 2013, the consolidated results of their operations for the three and nine months ended September 30, 2014 and 2013, and the cash flows for the nine months ended September 30, 2014 and 2013. Due to seasonality, potential changes in economic conditions, interest rate fluctuations and other factors, the results of operations for such interim periods are not necessarily indicative of the results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. ASU 2014-09 will require entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 31, 2016, including interim periods. CBIZ will have the option to apply the provisions of ASU 2014-09 either retrospectively to each reporting period presented, or retrospectively with the cumulative effect of applying this standard at the date of initial application. Early adoption is not permitted. CBIZ is currently evaluating the method of adoption and the impact that ASU 2014-09 will have on CBIZ’s consolidated financial statements.

2. Accounts Receivable, Net

Accounts receivable balances at September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30,	December 31,
	2014	2013
Trade accounts receivable	$122,129	$109,739
Unbilled revenue	68,713	43,546

Total accounts receivable	190,842	153,285
Allowance for doubtful accounts	(11,052)	(10,178)

Accounts receivable, net	$179,790	$143,107

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

3. Goodwill and Other Intangible Assets, Net

The components of goodwill and other intangible assets, net at September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30,	December 31,
	2014	2013
Goodwill	$416,139	$384,697
Intangible assets:
Client lists	144,243	132,637
Other intangible assets	12,496	7,956

Total intangible assets	156,739	140,593

Total goodwill and intangibles assets	572,878	525,290
Accumulated amortization:
Client lists	(61,119)	(51,016)
Other intangible assets	(6,126)	(5,191)

Total accumulated amortization	(67,245)	(56,207)

Goodwill and other intangible assets, net	$505,633	$469,083

4. Depreciation and Amortization

Depreciation and amortization expense for property and equipment and intangible assets for the three and nine months ended September 30, 2014 and 2013 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating expenses	$5,087	$4,686	$14,666	$13,911
Corporate general and administrative expenses	101	84	334	233

Total depreciation and amortization expense	$5,188	$4,770	$15,000	$14,144

5. Borrowing Arrangements

CBIZ had two primary debt arrangements at September 30, 2014 that provided the Company with the capital necessary to meet its working capital needs as well as the flexibility to continue with its strategic initiatives, including business acquisitions and share repurchases: the 4.875% Convertible Senior Subordinated Notes (“2010 Notes”) in an aggregate outstanding principal amount of $97.7 million and a $400.0 million unsecured credit facility. In addition to the discussion below, refer to the Annual Report on Form 10-K for the year ended December 31, 2013 for additional details of CBIZ’s borrowing arrangements.

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

During the three months ended September 30, 2014, the Company paid cash of $30.6 million and issued 1.5 million shares of CBIZ common stock in exchange for retiring $32.4 million of its outstanding $130.0 million 2010 Notes in privately negotiated transactions. Notes repurchased are deemed to be extinguished.

CBIZ separately accounts for the debt and equity components of the 2010 Notes. The carrying amount of the debt and equity components at September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30,	December 31,
	2014	2013
Principal amount of notes	$97,650	$130,000
Unamortized discount	(2,426)	(5,494)

Net carrying amount	$95,224	$124,506

Additional paid-in-capital, net of tax	$8,555	$8,555

The discount is being amortized at an annual effective rate of 7.5% over the term of the 2010 Notes, which is five years from the date of issuance. At September 30, 2014, the unamortized discount had a remaining amortization period of 12 months.

2006 Convertible Senior Subordinated Notes

At September 30, 2014, CBIZ had $750,000 aggregate principal amount outstanding of its 3.125% Convertible Senior Subordinated Notes that were issued in 2006 (“2006 Notes”). These 2006 Notes are direct, unsecured, senior subordinated obligations of CBIZ. The 2006 Notes bear interest at a rate of 3.125% per annum, payable in cash semi-annually in arrears on each June 1 and December 1. The 2006 Notes mature on June 1, 2026 unless earlier redeemed, repurchased or converted.

During the three and nine months ended September 30, 2014 and 2013, CBIZ recognized interest expense on the 2010 Notes and 2006 Notes as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Contractual coupon interest	$1,343	$1,590	$4,524	$4,771
Amortization of discount	633	710	2,133	2,104
Amortization of deferred financing costs	149	180	509	540

Total interest expense	$2,125	$2,480	$7,166	$7,415

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Bank Debt

During the three months ended September 30, 2014, CBIZ replaced its $275.0 million unsecured credit facility with a $400.0 million unsecured credit facility with Bank of America as agent for a group of eight participating banks (the “credit facility”). The balance outstanding under the applicable credit facility was $108.0 million and $48.5 million at September 30, 2014 and December 31, 2013, respectively. Rates for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended September 30,
	2014	2013
Weighted average rates	2.55%	2.96%

Range of effective rates	1.87% - 3.25%	2.40% - 3.91%

CBIZ had approximately $172.6 million of available funds under the credit facility at September 30, 2014, net of outstanding letters of credit and performance guarantees of $4.4 million. The credit facility provides CBIZ operating flexibility and funding to support seasonal working capital needs and other strategic initiatives such as acquisitions and share repurchases. The maturity date of the credit facility is in July 2019. CBIZ is in compliance with its debt covenants at September 30, 2014.

6. Commitments and Contingencies

Letters of Credit and Guarantees

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits, which totaled $2.5 million at September 30, 2014 and December 31, 2013. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at September 30, 2014 and December 31, 2013 was $1.7 million and $2.4 million, respectively.

CBIZ acted as guarantor on various letters of credit for a CPA firm with which it has an affiliation, which totaled $1.9 million at September 30, 2014 and December 31, 2013. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated balance sheets. Management does not expect any material changes to result from these instruments as performance under the guarantees is not expected to be required.

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

The plaintiffs, except for the ML Liquidating Trust, alleged that they directly or indirectly invested in real estate mortgages through Mortgages Ltd. The Victims Recovery, Ashkenazi and Marsh plaintiffs sought monetary damages equivalent to their alleged losses on those investments. The ML Liquidating Trust asserted errors and omissions and breach of contract claims and is seeking monetary damages. The Ashkenazi complaint alleged damages of approximately $92.0 million; the Victims Recovery complaint alleged damages of approximately $53.0 million; the Marsh, Facciola, Rader, and ML Liquidating Trust complaints alleged damages in excess of approximately $200.0 million. The plaintiffs in these suits also sought pre- and post-judgment interest, punitive damages and attorneys’ fees.

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

The CBIZ Parties and Mayer Hoffman, without admitting any liability, have reached settlements in the Victims Recovery, Ashkenazi, Rader and Marsh lawsuits. The CBIZ Parties did not pay any monetary amounts as part of these settlements. The Victims Recovery complaint had alleged damages of approximately $53.0 million, the Ashkenazi complaint had alleged damages of approximately $92.0 million, the Rader complaint had alleged damages in excess of $15.0 million, and the Marsh complaint had alleged damages in excess of $115.0 million. Two plaintiffs from the Ashkenazi lawsuit (“Baldino Group”) were not part of that settlement and their claims, which allege damages of approximately $16.0 million, are proceeding. Discovery is proceeding in the Baldino Group and ML Liquidating Trust matters and no trial dates have been set. Discovery is not proceeding in Facciola as it is on appeal.

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

In January 2012, the CBIZ Parties were added as defendants to a lawsuit filed in the Superior Court of California for Orange County (Signature Financial Group, Inc., et al, (“Signature”) v. Mayer Hoffman McCann, P.C., et al). This lawsuit arises out of a review of the financial statements of Medical Capital Holdings, Inc. (“Medical Capital”) by Mayer Hoffman. In June 2009, Medical Capital was sued by the SEC and a receiver was appointed to liquidate Medical Capital. The plaintiffs in the Signature lawsuit are financial advisors that sold Medical Capital investments to their clients. Those plaintiffs were sued by their clients for losses related to Medical Capital and now seek to recover damages from the CBIZ Parties and Mayer Hoffman of approximately $87.0 million for the losses and expenses they incurred in litigation with their respective clients and for lost profits. The Signature lawsuit seeks to impose auditor-type liabilities upon the CBIZ Parties for attest services they did not conduct. Specific claims asserted and relief requested included fraud, intentional misrepresentation and concealment; negligent misrepresentation; equitable indemnity; declaratory relief and respondeat superior.

In November 2013, the Court granted the CBIZ Parties motion for summary judgment and the CBIZ Parties were dismissed from the lawsuit. The CBIZ Parties and Mayer Hoffman, without admitting any liability, have settled this matter. The CBIZ Parties did not pay any monetary amounts as part of this settlement.

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

7. Financial Instruments

Bonds

In connection with CBIZ’s payroll business and the collection of client funds, CBIZ invests a portion of these funds in corporate and municipal bonds. CBIZ held corporate and municipal bonds with par values totaling $36.2 million and $29.0 million at September 30, 2014 and December 31, 2013, respectively. All bonds are investment grade and are classified as available-for-sale. These bonds have maturity or callable dates ranging from November 2014 through November 2019, and are included in “Funds held for clients” on the consolidated balance sheets based on the intent and ability of the Company to sell these investments at any time under favorable conditions. The following table summarizes CBIZ’s bond activity for the nine months ended September 30, 2014 and the twelve months ended December 31, 2013 (in thousands):

	Nine Months Ended September 30, 2014	Twelve Months Ended December 31, 2013
Fair value at beginning of period	$30,011	$29,776
Purchases	12,955	5,650
Sales	(245)	(845)
Maturities and calls	(5,426)	(4,050)
Increase (decrease) in bond premium	1,198	(270)
Fair market value adjustment	(133)	(250)

Fair value at end of period	$38,360	$30,011

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

At September 30, 2014 and December 31, 2013, the interest rate swap was classified as a liability derivative. The following table summarizes CBIZ’s outstanding interest rate swap and its classification on the consolidated balance sheets at September 30, 2014 and December 31, 2013 (in thousands).

	September 30, 2014
	Notional	Fair	Balance Sheet
	Amount	Value (2)	Location
Interest rate swap (1)	$25,000	$(214)	Other current liabilities

	December 31, 2013
	Notional	Fair	Balance Sheet
	Amount	Value (2)	Location
Interest rate swap (1)	$40,000	$(452)	Other current and non-current liabilities

(1)	Represents interest rate swap with a notional value of $40 million, of which $15.0 million expired in June 2014. The remaining $25 million will expire in June 2015. Under the terms of the interest rate swap, CBIZ pays interest at a fixed rate of 1.41% plus applicable margin as stated in the agreement, and received interest that varied with the three-month LIBOR.
(2)	See additional disclosures regarding fair value measurements in Note 8.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The swap was deemed to be effective for the three and nine months ended September 30, 2014 and 2013. The following table summarizes the effects of the interest rate swap on CBIZ’s consolidated statements of comprehensive income for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Gain Recognized in AOCL, net of tax		Loss Reclassified from AOCL into Expense
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest rate swap	$44	$32	$75	$115

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest rate swap	$161	$175	$301	$340

8. Fair Value Measurements

The following table summarizes CBIZ’s assets and liabilities at September 30, 2014 and December 31, 2013 that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level	September 30, 2014	December 31, 2013
Deferred compensation plan assets	1	$57,690	$51,953
Corporate bonds	1	$38,360	$30,011
Interest rate swap	2	$(214)	$(452)
Contingent purchase price liabilities	3	$(33,369)	$(25,196)

During the nine months ended September 30, 2014 and 2013, there were no transfers between the valuation hierarchy Levels 1, 2 and 3. The following table summarizes the change in Level 3 fair values of the Company’s contingent purchase price liability for the nine months ended September 30, 2014 and 2013 (pre-tax basis) (in thousands):

	2014	2013
Beginning balance – January 1	$(25,196)	$(30,012)
Additions from business acquisitions	(13,953)	(4,566)
Payment of contingent purchase price liabilities	2,285	4,893
Change in fair value of contingencies	3,591	(1,090)
Change in net present value of contingencies	(96)	(86)

Ending balance – September 30	$(33,369)	$(30,861)

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

The following table presents financial instruments that are not carried at fair value but which require fair value disclosure as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
2006 Convertible Notes	$750	$750	$750	$750
2010 Convertible Notes	$95,224	$117,189	$124,506	$173,779

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

9. Other Comprehensive (Loss) Income

The following table is a summary of other comprehensive (loss) income and discloses the tax impact of each component of other comprehensive (loss) income for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net unrealized (loss) gain on available-for-sale securities, net of income taxes (1)	$(95)	$47	$(86)	$(128)
Net unrealized gain on interest rate swaps, net of income taxes (2)	44	32	161	175
Foreign currency translation	(15)	(14)	(44)	(45)

Total other comprehensive (loss) income income	$(66)	$65	$31	$2

(1)	Net of income tax (benefit) expense of ($63) and $31 for the three months ended September 30, 2014 and 2013, respectively, and net of income tax benefit of $57 and $85 for the nine months ended September 30, 2014 and 2013, respectively.
(2)	Net of income tax expense of $26 and $19 for the three months ended September 30, 2014 and 2013, respectively, and net of income tax expense of $95 and $103 for the nine months ended September 30, 2014 and 2013, respectively.

Accumulated other comprehensive loss, net of tax, was approximately $0.7 million at September 30, 2014 and December 31, 2013, respectively. Accumulated other comprehensive loss consisted of adjustments, net of tax, to unrealized gains and losses on available-for-sale securities and an interest rate swap, and adjustments for foreign currency translation.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

10. Employer Share Plans

Effective May 15, 2014, CBIZ shareholders approved a new plan, the CBIZ, Inc. 2014 Stock Incentive Plan (“2014 Plan”). Under the 2014 Plan, a maximum of 9.6 million stock options, restricted stock awards or other stock-based compensation awards may be granted. The 2014 Plan is in addition to the 2002 Amended and Restated CBIZ, Inc. Stock Incentive Plan (“2002 Plan”), of which CBIZ has granted various stock-based awards through September 30, 2014. The terms and vesting schedules for stock-based awards vary by type and date of grant. Compensation expense for stock-based awards recognized during the three and nine months ended September 30, 2014 and 2013 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options	$641	$639	$1,956	$2,088
Restricted stock awards	1,184	711	2,856	2,186

Total stock-based compensation expense	$1,825	$1,350	$4,812	$4,274

Stock award activity during the nine months ended September 30, 2014 was as follows (in thousands, except per share data):

	Stock Options		Restricted Stock Awards
	Number of Options	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant-Date Fair Value (1)
Outstanding at beginning of year	6,035	$6.88	1,083	$6.62
Granted	1,348	$8.36	482	$8.46
Exercised or released	(1,031)	$7.61	(507)	$6.98
Expired or canceled	(213)	$6.88	(9)	$6.66

Outstanding at September 30, 2014	6,139	$7.09	1,049	$7.30

Exercisable at September 30, 2014	3,181	$7.23

(1)	Represents weighted average market value of the shares; awards are granted at no cost to the recipients.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

11. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Income from continuing operations	$7,284	$5,476	$31,506	$28,217

Denominator:
Basic
Weighted average common shares outstanding	48,451	48,504	48,303	49,187

Diluted
Stock options (1)	725	227	779	52
Restricted stock awards	209	204	289	230
Contingent shares (2)	103	68	103	68
Convertible senior subordinated notes (3)	1,721	—	1,995	—

Diluted weighted average common shares outstanding	51,209	49,003	51,469	49,537

Basic earnings per share from continuing operations	$0.15	$0.11	$0.65	$0.57

Diluted earnings per share from continuing operations	$0.14	$0.11	$0.61	$0.57

(1)	A total of 1.3 million and 1.1 million share based awards were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2014, respectively, and a total of 6.5 million and 7.6 million share based awards were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2013, respectively, as they were anti-dilutive.
(2)	Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by CBIZ once future conditions have been met.
(3)	The dilutive impact of potential shares to be issued related to the 2010 Notes based on the average share price of $8.53 and $8.73 for the three and nine months ended September 30, 2014, respectively, which exceeded the conversion price of $7.41.

12. Acquisitions

During the nine months ended September 30, 2014, CBIZ acquired substantially all of the assets of five businesses. Centric Insurance Agency (“Centric”), located in New Providence, New Jersey, is an insurance broker providing property and casualty insurance, with a specialty in education and public schools. Clearview National Partners, LLC (“Clearview”), located in Waltham, Massachusetts, is a specialized employee benefits broker focused on providing employee benefit solutions to clients with more than 100 employees. Lewis Birch & Richardo, LLC (“LBR”), located in Tampa Bay, Florida, is a professional tax, accounting and consulting service provider with significant experience and expertise in matrimonial and family law litigation support, not-for-profit entities and healthcare provider services. Tegrit Group (“Tegrit”), based in Akron, Ohio, is a national provider of actuarial consulting and retirement plan administration. Rognstad’s Inc. d.b.a. Sattler Insurance Agency (“Sattler”), based in Lewiston, Idaho, provides property and casualty, personal, and life insurance services, with a specialty in outdoor recreation insurance, to businesses across the United States The operating results of Centric, Clearview, Tegrit and Sattler are reported in the Employee Services practice group and the operating results of LBR are reported in the Financial Services practice group. Aggregate consideration for these acquisitions consisted of approximately $27.6 million in cash, $2.8 million in CBIZ common stock, and $14.0 million in contingent consideration.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The aggregate purchase price for these acquisitions was allocated as follows (in thousands):

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$382
Accounts receivable	3,408
Work in process	900
Other assets	406
Identifiable intangible assets	11,109
Current liabilities	(3,690)

Total identifiable net assets	$12,515
Goodwill	31,925

Aggregate purchase price	$44,440

Under the terms of each of the acquisition agreements, a portion of the purchase price is contingent on future performance of the business acquired. The maximum potential undiscounted amount of all future payments that CBIZ could be required to make under the contingent arrangements is $15.4 million. CBIZ is required to record the fair value of this obligation at the applicable acquisition date. CBIZ determined, utilizing a probability weighted income approach, that the fair value of the contingent consideration arrangements was $14.0 million, which was recorded in the consolidated balance sheet at September 30, 2014. The goodwill of $31.9 million arising from the acquisitions in the current year consists largely of expected future earnings and cash flow from the existing management teams, as well as the synergies created by the integration of the new businesses within the CBIZ organization, including cross-selling opportunities expected with the Company’s Employee Services and Financial Services practice groups, to help strengthen the Company’s existing service offerings and expand market position. A significant portion of the goodwill is deductible for income tax purposes.

In addition, CBIZ paid $2.3 million in cash and issued approximately 0.1 million shares of CBIZ common stock during the nine months ended September 30, 2014 as contingent earnouts for previous acquisitions. During the nine months ended September 30, 2014, CBIZ also reduced the fair value of the contingent purchase price liability related to CBIZ’s prior acquisitions by $3.6 million due to lower than originally projected future results of the acquired businesses. These reductions are included in “Other (expense) income, net” in the consolidated statements of comprehensive income.

During the nine months ended September 30, 2013, CBIZ acquired Associated Insurance Agents (“AIA”) AIA, located in Minneapolis, Minnesota, an insurance brokerage agency specializing in property and casualty insurance, personal lines and health and benefit insurance. The operating results of AIA are reported in the Employee Services practice group. Aggregate consideration for this acquisition consisted of approximately $3.7 million in cash, $0.4 million in guaranteed future consideration, and $4.6 million in contingent consideration. CBIZ also purchased one client list, which is reported in the Employee Services practice group. Total consideration for this client list was $0.3 million cash paid at closing and an additional $0.2 million in cash, which is contingent upon future financial performance of the client list.

In addition, CBIZ paid $4.1 million in cash and issued approximately 0.2 million of CBIZ common stock during the nine months ended September 30, 2013 as contingent earnouts for previous acquisitions. During the nine months ended September 30, 2013, CBIZ also increased the fair value of the contingent purchase price liability related to CBIZ’s prior acquisitions by $1.1 million due to greater than originally projected future results of the acquired businesses. This increase is included in “Other income, net” in the Consolidated Statements of Comprehensive Income. Refer to Note 8 for further discussion of contingent purchase price liabilities.

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

Additions to goodwill, client lists and other intangible assets resulting from acquisitions and contingent consideration earned on prior period acquisitions during the nine months ended September 30, 2014 and 2013, respectively, were as follows (in thousands):

	2014	2013
Goodwill	$32,094	$7,378

Client lists	$11,606	$3,499

Other intangible assets	$559	$166

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

Discontinued Operations

Revenue and results from operations of discontinued operations are separately reported as “(Loss) income from operations of discontinued operations, net of tax” in the consolidated statements of comprehensive income. For the nine months ended September 30, 2014, the loss on operations of discontinued operations represents the results from the Company’s property tax business located in Leawood, Kansas that was discontinued in December 2013 and subsequently sold on June 1, 2014. For the nine months ended September 30, 2013, the income from operations of discontinued operations relates to the results of CBIZ’s Medical Management Professionals’ practice group (“MMP”) that was discontinued and sold in August 2013, as well as the results of the Leawood, Kansas property tax business.

Revenue and results from operations of discontinued operations for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$—	$23,610	$298	$91,974

(Loss) income from discontinued operations before income tax	$(104)	$1,080	$(642)	$5,602
Income tax expense (benefit)	99	511	(114)	2,252

(Loss) income from discontinued operations, net of tax	$(203)	$569	$(528)	$3,350

Gains from the sale of discontinued operations are recorded as “Gain on disposal of discontinued operations, net of tax”, in the accompanying consolidated statements of comprehensive income. In addition, proceeds that are contingent upon a divested operation’s actual future performance are recorded as “Gain on disposal of discontinued operations, net of tax” in the period they are earned. During the nine months ended September 30, 2014, CBIZ sold its property tax business located in Leawood, Kansas and recorded a gain, which was partially offset by a loss that was recorded representing the finalization of the working capital adjustment related to the August 2013 sale of MMP. The gain recorded in the nine months ended September 30, 2013 related to contingent proceeds on sales of discontinued operations that occurred in prior periods. For the nine months ended September 30, 2013, the gain of disposal of discontinued operations was primarily the result of the sale of MMP.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

For the three and nine months ended September 30, 2014 and 2013, gains on the disposal of discontinued operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gain on disposal of discontinued operations, before income tax	$1,010	$107,506	$125	$107,543
Income tax expense	403	51,191	19	49,300

Gain on disposal of discontinued operations, net of tax	$607	$56,315	$106	$58,243

At September 30, 2014 and December 31, 2013, the assets and liabilities of businesses classified as discontinued operations were reported separately in the accompanying consolidated financial statements and consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Assets:
Accounts receivable, net	$876	$1,068
Other current assets	—	24

Assets of discontinued operations	$876	$1,092

Liabilities:
Accounts payable	$32	$72
Accrued personnel	71	161
Accrued expenses	136	137

Liabilities of discontinued operations	$239	$370

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Segment information for the three and nine months ended September 30, 2014 and 2013 was as follows (in thousands):

	Three Months Ended September 30, 2014
	Financial Services	Employee Services	National Practices	Corporate and Other	Total
Revenue	$119,462	$56,891	$7,446	$—	$183,799
Operating expenses	102,789	47,194	6,583	2,460	159,026

Gross margin	16,673	9,697	863	(2,460)	24,773
Corporate general & admin	—	—	—	8,889	8,889

Operating income (loss)	16,673	9,697	863	(11,349)	15,884
Other income (expense):
Interest expense	—	(7)	—	(3,116)	(3,123)
Gain on sale of operations, net	—	—	—	17	17
Other income (expense), net	193	97	4	(1,662)	(1,368)

Total other income (expense)	193	90	4	(4,761)	(4,474)

Income (loss) from continuing operations before income tax expense	$16,866	$9,787	$867	$(16,110)	$11,410

	Three Months Ended September 30, 2013
	Financial Services	Employee Services	National Practices	Corporate and Other	Total
Revenue	$110,552	$50,415	$7,812	$—	$168,779
Operating expenses	96,999	42,055	6,617	4,587	150,258

Gross margin	13,553	8,360	1,195	(4,587)	18,521
Corporate general & admin	—	—	—	8,944	8,944

Operating income (loss)	13,553	8,360	1,195	(13,531)	9,577
Other income (expense):
Interest expense	—	(7)	—	(3,808)	(3,815)
Gain on sale of operations, net	—	—	—	6	6
Other income, net	74	63	1	2,233	2,371

Total other income (expense)	74	56	1	(1,569)	(1,438)

Income (loss) from continuing operations before income tax expense	$13,627	$8,416	$1,196	$(15,100)	$8,139

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Nine Months Ended September 30, 2014
	Financial Services	Employee Services	National Practices	Corporate and Other	Total
Revenue	$383,964	$167,479	$22,149	$—	$573,592
Operating expenses	317,402	138,865	19,901	11,352	487,520

Gross margin	66,562	28,614	2,248	(11,352)	86,072
Corporate general & admin	—	—	—	27,454	27,454

Operating income (loss)	66,562	28,614	2,248	(38,806)	58,618
Other income (expense):
Interest expense	—	(23)	—	(10,110)	(10,133)
Gain on sale of operations, net	—	—	—	93	93
Other income, net	234	472	4	3,833	4,543

Total other income (expense)	234	449	4	(6,184)	(5,497)

Income (loss) from continuing operations before income tax expense	$66,796	$29,063	$2,252	$(44,990)	$53,121

	Nine Months Ended September 30, 2013
	Financial Services	Employee Services	National Practices	Corporate and Other	Total
Revenue	$365,004	$154,681	$22,512	$—	$542,197
Operating expenses	300,602	127,545	20,442	12,149	460,738

Gross margin	64,402	27,136	2,070	(12,149)	81,459
Corporate general & admin	—	—	—	26,577	26,577

Operating income (loss)	64,402	27,136	2,070	(38,726)	54,882
Other income (expense):
Interest expense	—	(15)	—	(12,001)	(12,016)
Gain on sale of operations, net	—	—	—	72	72
Other income, net	450	238	1	3,925	4,614

Total other income (expense)	450	223	1	(8,004)	(7,330)

Income (loss) from continuing operations before income tax expense	$64,852	$27,359	$2,071	$(46,730)	$47,552

15. Subsequent Events

On October 29, 2014, Steven L. Gerard announced that he will retire as CBIZ, Inc. Chief Executive Officer in March 2016, following the filing of the Company’s Form 10-K for the year ending December 31, 2015. Following his retirement, Mr. Gerard will continue to serve as non-executive Chairman of the Company’s Board of Directors. The Company’s Board of Directors has indicated that it will appoint Jerome P. Grisko, Jr., currently President and Chief Operating Officer of the Company, as Mr. Gerard’s successor.

Effective November 1, 2014, CBIZ acquired Weekes and Callaway, Inc. (“W&C”) of Delray Beach, Florida. W&C is an insurance brokerage firm that specializes in providing business insurance, life insurance, commercial lines, personal lines, employee benefits and risk management services. Annual revenues are expected to be $9.0 million and will be reported in the Employee Services practice group.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “CBIZ” or the “Company” shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.

The following discussion is intended to assist in the understanding of CBIZ’s financial position at September 30, 2014 and December 31, 2013, results of operations for the three and nine months ended September 30, 2014 and 2013, and cash flows for the nine months ended September 30, 2014 and 2013, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2013.

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

Executive Summary

On October 29, 2014, Steven L. Gerard announced that he will retire as CBIZ, Inc. Chief Executive Officer in March 2016, following the filing of the Company’s Form 10-K for the year ending December 31, 2015. Following his retirement, Mr. Gerard will continue to serve as non-executive Chairman of the Company’s Board of Directors. The Company’s Board of Directors has indicated that it will appoint Jerome P. Grisko, Jr., currently President and Chief Operating Officer of the Company, as Mr. Gerard’s successor.

Revenue for the three months ended September 30, 2014 increased by 8.9% to $183.8 million from $168.8 million for the comparable period in 2013. Revenue from newly acquired operations contributed $6.6 million, or 3.9%, to the growth in revenue, and same-unit revenue contributed $8.4 million, or 5.0%. Revenue for the nine months ended September 30, 2014 increased by 5.8% to $573.6 million from $542.2 million for the comparable period in 2013. Revenue from newly acquired operations contributed $16.4 million, or 2.9%, and same-unit revenue contributed $15.0 to the growth in revenue, or 2.8%.

Earnings per diluted share from continuing operations were $0.14 and $0.11 for the three months ended September 30, 2014 and 2013, respectively, and $0.61 and $0.57 for the nine months ended September 30, 2014 and 2013, respectively. Non-GAAP earnings per diluted share were $0.28 and $0.26 for the three months ended September 30, 2014 and 2013, respectively, and $0.97 and $1.01 for the nine months ended September 30, 2014 and 2013, respectively. CBIZ believes Non-GAAP earnings per diluted share illustrates the impact of certain non-cash charges and credits to income from continuing operations and is a useful measure for the Company, its analysts and its stockholders. Non-GAAP earnings per diluted share is a measurement prepared on a basis other than generally accepted accounting principles (“GAAP”). As such, the Company has included this data and has provided reconciliation to the nearest GAAP measurement, “income per diluted share from continuing operations”. Reconciliations for the three and nine months ended September 30, 2014 and 2013 are provided in the “Results of Operations – Continuing Operations” section that follows.

During the nine months ended September 30, 2014, CBIZ acquired substantially all of the assets of five businesses: Clearview National Partners, LLC (“Clearview”), Centric Insurance Agency (“Centric”), Lewis Birch & Richardo, LLC (“LBR”), the Tegrit Group (“Tegrit”) and Rognstad’s Inc. d.b.a Sattler Insurance

Agency (“Sattler”). Clearview is located in Waltham, Massachusetts, and is a specialized employee benefits broker. Centric is an insurance broker located in New Providence, New Jersey, that provides property and casualty insurance, with a specialty in education institutions and public schools. LBR is a professional tax, accounting and consulting service provider located in Tampa, Florida, with significant experience and expertise in family law litigation support, not-for-profit entities and healthcare providers. Tegrit is located in Akron, Ohio and is a national provider of actuarial consulting and retirement plan administration. Sattler is based in Lewiston, Idaho, and provides property and casualty, personal, and life insurance services, with a specialty in outdoor recreation insurance, to businesses across the United States. Annual revenues for Clearview, Centric, Tegrit and Sattler are estimated to be $14.2 million and are reported in the Employee Services practice group. Annual revenues for LBR are estimated to be $9.8 million and are reported in the Financial Services practice group.

During the three months ended September 30, 2014, CBIZ paid cash of $30.6 million and issued 1.5 million shares of CBIZ common stock in privately negotiated transactions, in exchange for retiring $32.4 million of its outstanding $130.0 million 4.875% Convertible Senior Subordinated Notes (“2010 Notes”) due October 1, 2015. These transactions will result in lower interest expense of approximately $1.2 million annually. A non-operating loss of approximately $1.5 million was recorded in the third quarter of 2014 related to these transactions and is included in “Other (expense) income, net” in the Consolidated Statements of Comprehensive Income.

During the three months ended September 30, 2014, CBIZ replaced its $275.0 million unsecured credit facility with a new $400.0 million unsecured credit facility. The new credit facility, which expires in July 2019, will enable the Company to lower its borrowing costs, provide flexibility to refinance its 2010 Notes, and will also allow for the allocation of funds for strategic initiatives, including acquisitions and the repurchase of CBIZ common stock.

CBIZ believes that repurchasing shares of its common stock under the Company’s stock purchase plan is a use of cash that provides value to its shareholders. During the nine months ended September 30, 2014, CBIZ repurchased approximately 2.2 million of its common shares at a total cost of approximately $19.0 million.

Results of Operations – Continuing Operations

Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on September 1, 2013, revenue for the month of September would be included in same-unit revenue for both years; revenue for the period January 1, 2014 through August 31, 2014 would be reported as revenue from acquired businesses.

Three Months Ended September 30, 2014 and 2013

Revenue – The following table summarizes total revenue for the three months ended September 30, 2014 and 2013 (in thousands, except percentages).

	Three Months Ended September 30,
	2014	% of Total	2013	% of Total	$ Change	% Change
Same-unit revenue
Financial Services	$116,603	63.4%	$110,552	65.5%	$6,051	5.5%
Employee Services	53,135	28.9%	50,415	29.9%	2,720	5.4%
National Practices	7,446	4.1%	7,812	4.6%	(366)	(4.7)%

Total same-unit revenue	177,184	96.4%	168,779	100.0%	8,405	5.0%
Acquired businesses	6,615	3.6%	—	—	6,615

Total revenue	$183,799	100.0%	$168,779	100.0%	$15,020	8.9%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups”.

Gross margin and operating expenses – Operating expenses increased by $8.7 million to $159.0 million for the three months ended September 30, 2014 from $150.3 million for the comparable period of 2013, and decreased as a percentage of revenue to 86.5% for the three months ended September 30, 2014 from 89.0% for the comparable period of 2013.

The primary components of operating expenses for the three months ended September 30, 2014 and 2013 are included in the following table:

	Three Months Ended September 30,
	2014		2013
	% of Operating Expense	% of Revenue	% of Operating Expense	% of Revenue	Change in % of Revenue
Personnel costs	77.7%	67.3%	76.2%	67.8%	(0.5)%
Occupancy costs	5.6%	4.8%	6.2%	5.5%	(0.7)%
Depreciation and amortization	3.2%	2.8%	3.1%	2.8%	—
Travel and related costs	3.9%	3.3%	3.7%	3.3%	—
Professional fees	1.3%	1.0%	1.1%	1.0%	—
Other (1)	8.7%	7.6%	8.2%	7.3%	0.3%

Subtotal	100.4%	86.8%	98.5%	87.7%	(0.9)%
Deferred compensation costs	(0.4)%	(0.3)%	1.5%	1.3%	(1.6)%

Total operating expenses	100.0%	86.5%	100.0%	89.0%	(2.5)%

Gross margin		13.5%		11.0%	2.5%

(1)	Other operating expenses include office expenses, equipment costs, restructuring charges, bad debt and other expenses, none of which are individually significant as a percentage of total operating expenses.

The decrease in operating expenses as a percentage of revenue that was attributable to deferred compensation costs was due to losses of $0.6 million in the value of the assets held in relation to CBIZ’s deferred compensation plan for the three months ended September 30, 2014 compared to gains of $2.2 million in the value of assets for the comparable period in 2013, which resulted in a significant impact to gross margin. In addition, the decrease in occupancy costs was primarily due to the cancellation of a lease at the Leawood, Kansas office which will relocate to Kansas City, Missouri in the summer of 2015. Personnel and other operating expenses are discussed in further detail under “Operating Practice Groups”.

Corporate general and administrative expenses – Corporate general and administrative (“G&A”) expenses remained flat at $8.9 million for the three months ended September 30, 2014 and 2013 and decreased as a percentage of revenue to 4.9% for the three months ended September 30, 2014 from 5.3% for the comparable period in 2013. The primary components of G&A expenses for the three months ended September 30, 2014 and 2013 are included in the following table:

	Three Months Ended September 30,
	2014		2013
	% of G&A Expense	% of Revenue	% of G&A Expense	% of Revenue	Change in % of Revenue
Personnel costs	63.0%	3.0%	48.2%	2.6%	0.4%
Professional services	12.1%	0.6%	25.7%	1.4%	(0.8)%
Computer costs	6.0%	0.3%	5.6%	0.3%	—
Travel and related costs	3.8%	0.2%	3.6%	0.2%	—
Depreciation and amortization	1.1%	0.1%	0.9%	—	0.1%
Other (1)	14.8%	0.7%	13.5%	0.7%	—

Subtotal	100.8%	4.9%	97.5%	5.2%	(0.3)%
Deferred compensation costs	(0.8)%	—	2.5%	0.1	(0.1)%

Total G&A expenses	100.0%	4.9%	100.0%	5.3%	(0.4)%

(1)	Other G&A expenses include office expenses, equipment costs, occupancy costs, insurance expense and other expenses, none of which are individually significant as a percentage of total G&A expenses.

The decrease in G&A expenses as a percentage of revenue attributable to professional fees was primarily related to a decrease in legal expenses during the three months ended September 30, 2014 compared to the same period last year related to the claims against CBIZ as described in Note 6 of the accompanying consolidated financial statements. This decrease was partially offset by an increase in personnel costs due to an increase in incentive based compensation accrued during the three months ended September 30, 2014 compared to the same period last year.

Interest expense – Interest expense decreased by $0.7 million to $3.1 million for the three months ended September 30, 2014 from $3.8 million for the comparable period in 2013. The decrease in interest expense was primarily due to a decrease in the average debt balance outstanding under the credit facility and 2010 Notes. The average debt balance outstanding under the credit facility decreased to $102.0 million for the three months ended September 30, 2014 compared to $141.8 million for the three months ended September 30, 2013. The average debt balance outstanding under the 2010 Notes decreased to $105.0 million for the three months ended September 30, 2014 compared to $122.4 million for the three months ended September 30, 2013. In addition, the weighted average interest rate related to the credit facility decreased to 2.32% for the three months ended September 30, 2014 compared to 2.97% for the same period in 2013. See Note 5 of the accompanying consolidated financial statements for further discussion of CBIZ’s debt arrangements.

Other (expense) income, net – For the three months ended September 30, 2014, other (expense) income, net was primarily comprised of a loss of $1.5 million related to the repurchase of $32.4 million of the Company’s outstanding $130.0 million 2010 Notes and a loss in the value of investments held in a rabbi trust related to the deferred compensation plan of $0.7 million. These losses were partially offset by adjustments to the fair value of the Company’s contingent purchase price liability related to prior acquisitions which resulted in other income of $0.6 million. For the three months ended September 30, 2013, other (expense) income, net included a gain of $2.4 million in the fair value of the investments held in the rabbi trust related to the deferred compensation plan, partially offset by $0.2 million of adjustments to increase the contingent purchase price liability. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan do not impact CBIZ’s net income as they are offset by a corresponding increase or decrease to compensation expense, which is recorded as operating and G&A expenses in the consolidated statements of comprehensive income.

Income tax expense – CBIZ recorded income tax expense from continuing operations of $4.1 million and $2.7 million for the three months ended September 30, 2014 and 2013, respectively. The effective tax rate for the three months ended September 30, 2014 was 36.2%, compared to an effective tax rate of 32.7% for the comparable period in 2013. The increase in the effective tax rate primarily relates to higher pre-tax income and deferred tax asset adjustments for state tax credits due to the lease cancellation at the Leawood, Kansas office for the three months ended September 30, 2014.

Earnings per share and Non-GAAP earnings per share – Earnings per diluted share from continuing operations were $0.14 and $0.11 for the three months ended September 30, 2014 and 2013, respectively, and Non-GAAP earnings per diluted share were $0.28 and $0.26 for the three months ended September 30, 2014 and 2013, respectively. The Company believes Non-GAAP earnings and Non-GAAP earnings per diluted share illustrate the impact of certain non-cash charges and credits to income from continuing operations and are a useful performance measure for the Company, its analysts and its stockholders. Management uses these performance measures to evaluate CBIZ’s business, including ongoing performance and the allocation of resources. Non-GAAP earnings and Non-GAAP earnings per diluted share are provided in addition to the presentation of GAAP measures and should not be regarded as a replacement or alternative of performance under GAAP.

The following is a reconciliation of income from continuing operations to Non-GAAP earnings from operations and diluted earnings per share from continuing operations to Non-GAAP earnings per share for the three months ended September 30, 2014 and 2013.

NON-GAAP EARNINGS AND PER SHARE DATA

Reconciliation of Income from Continuing Operations to Non-GAAP Earnings from Continuing Operations

	Three Months Ended September 30,
	2014	Per Share	2013	Per Share
	(In thousands, except per share data)
Income from continuing operations	$7,284	$0.14	$5,476	$0.11
Selected non-cash charges:
Amortization	3,795	0.07	3,520	0.07
Depreciation	1,393	0.03	1,250	0.03
Non-cash interest on convertible notes	633	0.01	710	0.02
Stock-based compensation	1,825	0.04	1,350	0.03
Adjustment to contingent earnouts	(608)	(0.01)	186	—

Non-cash charges	$7,038	$0.14	$7,016	$0.15

Non-GAAP earnings – continuing operations	$14,322	$0.28	$12,492	$0.26

Operating Practice Groups

CBIZ delivers its integrated services through three practice groups: Financial Services, Employee Services and National Practices. A description of these groups’ operating results and factors affecting their businesses is provided below.

Financial Services

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$116,603	$110,552	$6,051	5.5%
Acquired businesses	2,859	—	2,859

Total revenue	$119,462	$110,552	$8,910	8.1%
Operating expenses	102,789	96,999	5,790	6.0%

Gross margin	$16,673	$13,553	$3,120	23.0%

Gross margin percent	14.0%	12.3%

The growth in same-unit revenue was approximately 70% attributable to the traditional accounting and tax services and 30% attributable to stronger performance in the units that provide certain national services. The growth in the traditional accounting and tax services was primarily due to the addition of new clients and the completion of tax work that was extended from the first and second quarters of 2014. The growth in the national units related to those units that provide valuation services and those units that support the federal and state governmental health care consulting business.

The growth in revenue from acquisitions was provided by:

•	Knight Field Fabry, LLP, located in Denver, Colorado, acquired in the fourth quarter of 2013, and

•	Lewis Birch and Ricardo, LLC, located in Tampa, Florida, acquired in the first quarter of 2014.

CBIZ provides a range of services to affiliated CPA firms under joint referral and administrative service agreements (“ASAs”). Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of comprehensive income and were approximately $32.3 million for each of the three months ended September 30, 2014 and 2013.

The largest components of operating expenses for the Financial Services practice group are personnel costs, occupancy costs, and travel and related costs, which represented 89.1% and 90.0% of total operating expenses and 76.6% and 79.0% of total revenue for the three months ended September 30, 2014 and 2013, respectively. Personnel costs increased $4.3 million during the three months ended September 30, 2014 compared to the same period in 2013, and represented 68.3% and 69.9% of revenue for the three months ended September 30, 2014 and 2013, respectively. This increase is comprised of an increase in same-unit personnel costs of $2.2 million as a result of staff compensation increases and an increase in headcount, particularly at the units offering national services, and an increase of $2.1 million associated with the acquisitions of Knight and LBR. The increase in headcount primarily occurred at the units offering valuation services as well as those units providing federal and state governmental health care consulting services. Occupancy costs decreased $0.4 million to $6.0 million for the three months ended September 30, 2014 from $6.4 million for the comparable period last year, primarily due to the cancellation of a lease at the Leawood, Kansas office which will relocate to Kansas City, Missouri in the summer of 2015. Occupancy costs were 5.0% and 5.8% of revenue for the three months ended September 30, 2014 and 2013, respectively. Travel and related costs were $4.0 million and $3.6 million for the three months ended September 30, 2014 and 2013, respectively, and were flat as a percentage of operating expenses and revenue.

Employee Services

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$53,135	$50,415	$2,720	5.4%
Acquired businesses	3,756	—	3,756

Total revenue	$56,891	$50,415	$6,476	12.8%
Operating expenses	47,194	42,055	5,139	12.2%

Gross margin	$9,697	$8,360	$1,337	16.0%

Gross margin percent	17.0%	16.6%

The increase in same-unit revenue was primarily attributable to increases in the Company’s employee benefits, property and casualty, payroll, and human capital services group. The employee benefits business increased $0.8 million, or 3.4%, due to strong client retention and growth from new clients in the three months ended September 30, 2014 as well as an increase in volume-based carrier bonus payments. Property and casualty revenues increased $1.4 million, or 14.5%, primarily due to strong performance within the specialty program businesses. The payroll business revenues increased $0.2 million, or 3.8%, due to higher pricing coupled with an increase in processing volume for payroll and related services. The human capital services group increased $0.3 million, or 14.6%, primarily due to the timing of projects and billings in the three months ended September 30, 2014 versus September 30, 2013.

The growth in revenue from acquisitions was provided by:

•	Clearview National Partners, Inc., an employee benefits broker located in Waltham, Massachusetts, that was acquired in the first quarter of 2014.

•	Centric Insurance Agency, a property and casualty firm located in New Providence, New Jersey, that was acquired in the first quarter of 2014.

•	Tegrit Group, LLC, a retirement plan services business located in Akron, Ohio, that was acquired in the second quarter of 2014.

•	Sattler Insurance Agency, a property and casualty firm located in Lewiston, Idaho, that was acquired in the third quarter of 2014.

The largest components of operating expenses for the Employee Services group are personnel costs, including commissions paid to third party brokers, and occupancy costs, representing 81.1% and 81.9% of total operating expenses for the three months ended September 30, 2014 and 2013, respectively.

Excluding costs related to the acquired businesses of $2.1 million, personnel costs increased approximately $2.0 million, primarily due to higher commissions paid out to producers relating to the new revenue growth in employee benefits, property and casualty, payroll, and retirement plan services. Occupancy costs are relatively fixed in nature and were $2.6 million and $2.7 million for the three months ended September 30, 2014 and 2013, respectively. The decrease in occupancy costs was primarily due to the cancellation of a lease at the Leawood, Kansas office.

National Practices

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$7,446	$7,812	$(366)	(4.7)%
Operating expenses	6,583	6,617	(34)	(0.5)%

Gross margin	$863	$1,195	$(332)	(27.8)%

Gross margin percent	11.6%	15.3%

The decrease in same-unit revenue for the three months ended September 30, 2014 compared to the same period last year is primarily a result of the mergers and acquisitions business that was sold as of December 31, 2013. In 2013, the mergers and acquisitions business had revenue of $0.4 million which did not reoccur in 2014. This decrease was partially offset by an increase of $0.1 million in services provided to CBIZ’s largest client, Edward Jones, under its cost-plus contract. The operating expenses for the three months ended September 30, 2104 compared to the same period last year were flat as the decrease related to the expenses incurred in the mergers and acquisitions business in 2013 that did not reoccur in 2014 were offset by an increase in compensation costs related to services performed for Edward Jones.

The decrease in the gross margin is due to the lost revenue that the mergers and acquisitions business recorded in 2013 but that did not reoccur in 2014.

Nine Months Ended September 30, 2014 and 2013

Revenue – The following table summarizes total revenue for the nine months ended September 30, 2014 and 2013 (in thousands, except percentages).

	Nine Months Ended September 30,
	2014	% of Total	2013	% of Total	$ Change	% Change
Same-unit revenue
Financial Services	$375,595	65.5%	$365,004	67.3%	$10,591	2.9%
Employee Services	159,430	27.8%	154,681	28.5%	4,749	3.1%
National Practices	22,149	3.8%	22,512	4.2%	(363)	(1.6)%

Total same-unit revenue	557,174	97.1%	542,197	100.0%	14,977	2.8%
Acquired businesses	16,418	2.9%	—	—	16,418

Total revenue	$573,592	100.0%	$542,197	100.0%	$31,395	5.8%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups”.

Gross margin and operating expenses – Operating expenses increased $26.8 million to $487.5 million for the nine months ended September 30, 2014 from $460.7 million for the comparable period of 2013, and remained flat as a percentage of revenue at 85.0% for the nine months ended September 30, 2014 and 2013.

The primary components of operating expenses for the nine months ended September 30, 2014 and 2013 are included in the following table:

	Nine Months Ended September 30,
	2014		2013
	% of Operating Expense	% of Revenue	% of Operating Expense	% of Revenue	Change in % of Revenue
Personnel costs	77.3%	65.7%	76.5%	65.0%	0.7%
Occupancy costs	5.8%	4.9%	6.1%	5.2%	(0.3)%
Depreciation and amortization	3.0%	2.6%	3.0%	2.6%	—
Travel and related costs	3.9%	3.3%	3.8%	3.3%	—
Professional fees	0.9%	0.8%	1.3%	1.1%	(0.3)%
Other (1)	7.4%	7.4%	8.3%	7.0%	0.4%

Subtotal	98.3%	84.7%	99.0%	84.2%	0.5%
Deferred compensation costs	1.7%	0.3%	1.0%	0.8%	(0.5)%

Total operating expenses	100.0%	85.0%	100.0%	85.0%	—

Gross margin		15.0%		15.0%	—

(1)	Other operating expenses include office expenses, equipment costs, restructuring charges, bad debt and other expenses, none of which are individually significant as a percentage of total operating expenses.

Operating expenses as a percentage of revenue flat at 85.0% for the nine months ended September 30, 2014 and 2013. The decrease in operating expenses as a percentage of revenue that was attributable to deferred compensation costs was due to gains of $1.7 million in the value of the investments held in relation to CBIZ’s deferred compensation plan compared to gains of $4.6 million in the value of investments for the comparable period in 2013. This decrease was offset by an increase in other operating expenses, none of which are individually significant as a percentage of total revenue. Personnel and other operating expenses are discussed in further detail under “Operating Practice Groups”.

Corporate general and administrative expenses – Corporate G&A expenses increased by $0.9 million to $27.5 million for the nine months ended September 30, 2014 from $26.6 million for the comparable period in 2013, but decreased as a percentage of revenue to 4.8% from 4.9% for the nine months ended September 30, 2014 and 2013, respectively. The primary components of G&A expenses for the nine months ended September 30, 2014 and 2013 are included in the following table:

	Nine Months Ended September 30,
	2014		2013
	% of G&A Expense	% of Revenue	% of G&A Expense	% of Revenue	Change in % of Revenue
Personnel costs	57.8%	2.8%	55.4%	2.7%	0.1%
Professional services	16.4%	0.8%	17.9%	0.9%	(0.1)%
Computer costs	5.8%	0.3%	5.8%	0.3%	—
Travel and related costs	3.3%	0.2%	3.3%	0.2%	—
Depreciation and amortization	1.2%	0.1%	0.9%	—	0.1%
Other (1)	14.5%	0.6%	14.9%	0.7%	(0.1)%

Subtotal	99.0%	4.8%	98.2%	4.8%	—
Deferred compensation costs	1.0%	—	1.8%	0.1%	(0.1)%

Total G&A expenses	100.0%	4.8%	100.0%	4.9%	(0.1)%

(1)	Other G&A expenses include office expenses, equipment costs, occupancy costs, insurance expense and other expenses, none of which are individually significant as a percentage of total G&A expenses.

Interest expense – Interest expense decreased by $1.9 million to $10.1 million for the nine months ended September 30, 2014 from $12.0 million for the comparable period in 2013. The decrease in interest expense was primarily due to a decrease in the average debt balance outstanding under the credit facility to $88.4 million for the nine months ended September 30, 2014 compared to $190.7 million for the nine months ended September 30, 2013, as well as a decrease in the weighted average interest rate to 2.55% for the nine months ended September 30, 2014 compared to 2.96% for the same period in 2013.

Other (expense) income, net – For the nine months ended September 30, 2014, other (expense) income, net was primarily comprised of gains in the fair value of investments related to the deferred compensation of $1.9 million and adjustments to reduce the contingent purchase price liability or $3.6 million, partially offset by a loss of $1.5 million related to the repurchase of $32.4 million of the Company’s outstanding $130.0 million 2010 Notes. For the nine months ended September 30, 2013, other (expense) income, net included a gain of $5.0 million in the fair value of the investments held in the rabbi trust related to the deferred compensation plan, partially offset by $1.1 million of adjustments to increase the contingent purchase price liability. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan do not impact CBIZ’s net income as they are offset by a corresponding increase or decrease to compensation expense, which is recorded as operating and G&A expenses in the consolidated statements of comprehensive income.

Income tax expense – CBIZ recorded income tax expense from continuing operations of $21.6 million and $19.3 million for the nine months ended September 30, 2014 and 2013, respectively. The effective tax rate for the nine months ended September 30, 2014 was relatively unchanged from the same period in 2013.

Earnings per share and Non-GAAP earnings per share – Earnings per diluted share from continuing operations were $0.61 and $0.57 for the nine months ended September 30, 2014 and 2013, and Non-GAAP earnings per diluted share were $0.97 and $1.01 for the nine months ended September 30, 2014 and 2013, respectively. The Company believes Non-GAAP earnings and Non-GAAP earnings per diluted share illustrate the impact of certain non-cash charges and credits to income from continuing operations and are a useful performance measure for the Company, its analysts and its stockholders. Management uses these performance measures to evaluate CBIZ’s business, including ongoing performance and the allocation of resources. Non-GAAP earnings and Non-GAAP earnings per diluted share are provided in addition to the presentation of GAAP measures and should not be regarded as a replacement or alternative of performance under GAAP.

The following is a reconciliation of income from continuing operations to Non-GAAP earnings from operations and diluted earnings per share from continuing operations to Non-GAAP earnings per diluted share for the nine months ended September 30, 2014 and 2013.

NON-GAAP EARNINGS AND PER SHARE DATA

Reconciliation of Income from Continuing Operations to Non-GAAP Earnings from Continuing Operations

	Nine Months Ended September 30,
	2014	Per Share	2013	Per Share
	(In thousands, except per share data)
Income from continuing operations	$31,506	$0.61	$28,217	$0.57
Selected non-cash charges:
Amortization	11,069	0.22	10,562	0.21
Depreciation	3,931	0.08	3,582	0.07
Non-cash interest on convertible note	2,133	0.04	2,104	0.04
Stock-based compensation	4,812	0.09	4,274	0.09
Adjustments to contingent earnouts	(3,592)	(0.07)	1,090	0.03

Non-cash charges	$18,353	$0.36	$21,612	$0.44

Non-GAAP earnings – continuing operations	$49,859	$0.97	$49,829	$1.01

Operating Practice Groups

CBIZ delivers its integrated services through three practice groups: Financial Services, Employee Services and National Practices. A brief description of these groups’ operating results and factors affecting their businesses is provided below.

Financial Services

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$375,595	$365,004	$10,591	2.9%
Acquired businesses	8,369	—	8,369

Total revenue	$383,964	$365,004	$18,960	5.2%
Operating expenses	317,402	300,602	16,800	5.6%

Gross margin	$66,562	$64,402	$2,160	3.4%

Gross margin percent	17.3%	17.6%

The growth in same-unit revenue was approximately 50% attributable to stronger performance in the units that provide certain national services and 50% attributable to the traditional accounting and tax services. Growth in the national units was primarily due to an 8.9% increase in revenue related to those units that provide valuation services and a 7.3% increase in revenue related to the federal and state governmental health care compliance industry. The growth in the traditional accounting and tax services was due to a 2.4% increase in billable hours for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

The growth in revenue from acquisitions was provided by:

•	Knight Field Fabry, LLP, located in Denver, Colorado, acquired in the fourth quarter of 2013, and

•	Lewis Birch and Ricardo, LLC, located in Tampa, Florida, acquired in the first quarter of 2014.

CBIZ provides a range of services to affiliated CPA firms under joint referral and ASAs. Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of comprehensive income and were approximately $112.9 million and $113.3 million for the nine months ended September 30, 2014 and 2013, respectively.

The largest components of operating expenses for the Financial Services practice group are personnel costs, occupancy costs, and travel and related costs, which represented 89.6% and 89.4% of total operating expenses and 74.0% and 73.6% of total revenue for the nine months ended September 30, 2014 and 2013, respectively. Personnel costs increased $14.8 million and represented 65.9% and 65.3% of revenue for the nine months ended September 30, 2014 and 2013, respectively. The increase was comprised of an increase in same-unit personnel costs of $8.3 million due to staff compensation increases and an increase in headcount, particularly at the units offering national services, and $6.5 million due to the acquisitions of Knight and LBR. The increase in headcount primarily occurred at the units offering valuation services as well as those units performing federal and state governmental health care consulting services to help support the growth in the business as well as to replace third-party consultants. Occupancy costs are relatively fixed from period to period and were $19.1 million and $19.2 million for the nine months ended September 30, 2014 and 2013, respectively, and relatively flat as a percentage of operating expenses and revenue. Travel and related costs were $12.0 million and $11.2 million for the nine months ended September 30, 2014 and 2013, respectively, and were flat as a percentage of operating expenses and revenue.

Employee Services

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$159,430	$154,681	$4,749	3.1%
Acquired businesses	8,049	—	8,049

Total revenue	$167,479	$154,681	$12,798	8.3%
Operating expenses	138,865	127,545	11,320	8.9%

Gross margin	$28,614	$27,136	$1,478	5.4%

Gross margin percent	17.1%	17.5%

The increase in same-unit revenue was primarily attributable to increases in the Company’s employee benefits, property and casualty, payroll, retirement plan consulting businesses, and human capital services, offset by a decrease in the life insurance business. Employee benefit revenues increased $1.8 million, or 2.5%, due to strong client retention and growth from new clients in 2014 as well as an increase in volume-based carrier bonus payments. Property and casualty revenues increased $1.8 million, or 6.4%, primarily due to strong performance within the specialty program businesses and an increase in volume-based carrier bonus payments. Payroll business revenues increased $0.7 million, or 3.3%, mainly due to pricing increases for core services, coupled with an increase in processing volume for payroll and related services. Retirement consulting revenues increased $0.6 million, or 2.7%, due to favorable equity market conditions as advisory fees are typically earned on plan asset balances, which have grown over the prior year. Human capital services revenue increased $0.2 million, or 2.4%, due to significantly higher billings in the third quarter of 2014 compared to the third quarter of 2013. These increases were partially offset by a decline in the life insurance business of $0.4 million, or 7.8%, due to a decline in the average policy premium.

The growth in revenue from acquisitions was provided by:

•	Clearview National Partners, Inc., an employee benefits broker located in Waltham, Massachusetts, that was acquired in the first quarter of 2014.

•	Centric Insurance Agency, a property and casualty firm located in New Providence, New Jersey, that was acquired in the first quarter of 2014.

•	Tegrit Group, LLC, a retirement plan services business located in Akron, Ohio, that was acquired in the second quarter of 2014.

•	Sattler Insurance Agency, a property and casualty firm located in Lewiston, Idaho, that was acquired in the third quarter of 2014.

The largest components of operating expenses for the Employee Services group are personnel costs, including commissions paid to third party brokers, and occupancy costs, representing 81.6% and 82.2% of total operating expenses for the nine months ended September 30, 2014 and 2013, respectively. Excluding costs related to the acquired businesses of $3.4 million, personnel costs increased approximately $5.0 million, primarily due to higher commissions paid out to producers relating to new revenue growth in employee benefits, property and casualty, payroll, retirement plan services, and human capital services. Occupancy costs are relatively fixed and were $8.4 million for the nine months ended September 30, 2014 and 2013.

National Practices

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
		(In thousands, except percentages)
Same-unit revenue	$22,149	$22,512	$(363)	(1.6)%
Operating expenses	19,901	20,442	(541)	(2.6)%

Gross margin	$2,248	$2,070	$178	8.6%

Gross margin percent	10.1%	9.2%

The decrease in same-unit revenue for the nine months ended September 30, 2014 compared to the same period last year is primarily a result of the mergers and acquisitions business that was sold as of December 31, 2013. In 2013, the mergers and acquisitions business had revenue of $0.4 million, which did not reoccur in 2014. This decrease was partially offset by an increase of $0.1 million in services provided to CBIZ’s largest client, Edward Jones, under its cost-plus contract. The decrease in operating expenses for the nine months ended September 30, 2104 compared to the same period last year is due to the expenses incurred in the mergers and acquisitions business in 2013 that did not reoccur in 2014.

Financial Condition

Total assets were $924.5 million at September 30, 2014, an increase of $27.0 million versus December 31, 2013. Current assets of $334.5 million exceeded current liabilities of $226.5 million by $108.0 million at September 30, 2014.

Cash and cash equivalents decreased by $0.4 million to $0.4 million at September 30, 2014 from December 31, 2013. Restricted cash was $24.8 million at September 30, 2014, an increase of $2.7 million from December 31, 2013. Restricted cash represents those funds held in connection with CBIZ’s Financial Industry Regulatory Authority regulated business and funds held in connection with the pass through of insurance premiums to various carriers. Cash and restricted cash fluctuate during the year based on the timing of cash receipts and related payments.

Accounts receivable, net, were $179.8 million at September 30, 2014, an increase of $36.7 million from December 31, 2013, and days sales outstanding (“DSO”) from continuing operations was 87 days, 74 days and 85 days at September 30, 2014, December 31, 2013 and September 30, 2013, respectively. DSO represents accounts receivable, net and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve month daily revenue. CBIZ provides DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company’s ability to collect on receivables in a timely manner.

Other current assets were $12.8 million and $14.4 million at September 30, 2014 and December 31, 2013, respectively. Other current assets are primarily comprised of prepaid assets. Balances may fluctuate during the year based upon the timing of cash payments and amortization of prepaid expenses.

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

Property and equipment, net, decreased by $0.1 million to $19.1 million at September 30, 2014 from $19.2 million at December 31, 2013. The decrease is primarily the result of depreciation expense of $3.9 million and net retirements of $0.2 million, partially offset by net additions of $4.0 million. CBIZ’s property and equipment is primarily comprised of software, hardware, furniture and leasehold improvements.

Goodwill and other intangible assets, net, increased by $36.5 million at September 30, 2014 from December 31, 2013. This increase is comprised of additions to goodwill of $32.1 million and additions to intangible assets of $16.1 million resulting from acquisitions and contingent purchase price adjustments, partially offset by $11.1 million of amortization expense and the write-off of $0.6 million of goodwill resulting from the sale of a discontinued operation.

Assets of the deferred compensation plan represent participant deferral accounts and are directly offset by deferred compensation plan obligations. Assets of the deferred compensation plan were $57.7 million and $52.0 million at September 30, 2014 and December 31, 2013, respectively. The increase in assets of the deferred compensation plan of $5.7 million consisted of net participant contributions of $3.8 million and an increase in the fair value of the investments of $1.9 million for the nine months ended September 30, 2014. The plan is described in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The accounts payable balances of $38.0 million and $37.5 million at September 30, 2014 and December 31, 2013, respectively, reflect amounts due to suppliers and vendors. Balances fluctuate during the year based on the timing of cash payments. Accrued personnel costs were $39.2 million and $38.6 million at September 30, 2014 and December 31, 2013, respectively, and represent amounts due for payroll, payroll taxes, employee benefits and incentive compensation. Balances fluctuate during the year based on the timing of payments and adjustments to the estimate of incentive compensation costs.

Notes payable – current decreased by $1.6 million from December 31, 2013 as a result of guaranteed purchase price payments during the nine months ended September 30, 2014.

Contingent purchase price liabilities (current and non-current) relate to performance-based contingent purchase price liabilities that result from business acquisitions. Contingent purchase price liabilities (current and non-current) increased by $8.2 million at September 30, 2014 from December 31, 2013 due to an increase of $14.0 million from current year business acquisitions and $0.1 million in net present value adjustments to the liabilities. These increases were partially offset by adjustments of $3.6 million to the fair value of the contingency purchase price liabilities and payments of $2.3 million.

Other liabilities (current and non-current) decreased by $0.2 million to $23.3 million at September 30, 2014 from $23.5 million at December 31, 2013. The decrease was primarily attributable to a decrease of $1.7 million in the accrued lease liability primarily as a result of a lease cancellation at the Leawood, Kansas office as well as a decrease in legal accruals of $1.4 million due to the payment of claims. These decreases were partially offset by an increase of $0.8 million related to unearned revenues due to pre-billing clients at certain locations, $0.8 million resulting from the timing of interest payments on CBIZ debt, $0.9 million relating to the self-funded health insurance accrual due to lower participants in the plan, and various other minor changes to certain liability accounts.

Income taxes payable—current was $6.3 million at September 30, 2014 and $25 thousand at December 31, 2013 and primarily represents timing differences between current income taxes expense and related tax payments. Income taxes payable – non-current at September 30, 2014 and December 31, 2013 was $3.8 million and $6.2 million, respectively, and represents the accrual for uncertain tax positions. The decrease in income taxes payable – non-current primarily relates to a reclassification of certain accruals for uncertain tax positions pursuant to ASC 2013-11 and the release of estimated tax reserves due to the expiration of certain statutes of limitation.

CBIZ’s 2006 Notes and 2010 Notes are carried at face value less unamortized discount. The $29.3 million decrease in the carrying value of the convertible notes at September 30, 2014 compared to December 31, 2013 represents the retirement of $32.4 million par value of the 2010 Notes offset by $2.1 million of amortization of the discount, which is recognized as non-cash interest expense in the consolidated statements of comprehensive income and the write-off of $1.0 million of unamortized discount related to the repurchase of the 2010 Notes. The convertible notes are further discussed in Note 5 of the accompanying consolidated financial statements.

During the three months ended September 30, 2014, CBIZ replaced its $275.0 million unsecured credit facility with a $400.0 million unsecured credit facility with Bank of America as agent for a group of eight participating banks. Bank debt for amounts due on CBIZ’s credit facility increased $59.5 million to $108.0 million at September 30, 2014 from $48.5 million at December 31, 2013. This increase was primarily attributable to approximately $36.5 million used related to acquisitions and earnouts, $30.6 million for the repurchase of 2010 Notes, $20.5 million for the repurchase of approximately 2.4 million of CBIZ common stock, and $4.0 million for capital expenditures. Partially offsetting these increases was cash provided by operating activities of $22.8 million for the nine months ended September 30, 2014.

Stockholders’ equity increased by $29.2 million to $403.6 million at September 30, 2014 from $374.4 million at December 31, 2013. The increase was primarily attributable to net income of $31.1 million, CBIZ’s stock award programs, which contributed $12.6 million, the issuance of $3.3 million in common shares related to business acquisitions and contingent payments related to prior acquisitions, and the issuance of $2.7 million in common shares related to the repurchase of the 2010 Notes. These increases were partially offset by $20.5 million related to the repurchase of 2.4 million shares of CBIZ common stock, which includes open market share repurchase activity of 2.2 million shares at a cost of $18.5 million and shares repurchased in conjunction with the settlement of restricted stock transactions of 0.2 million shares at a cost of $2.0 million.

Liquidity and Capital Resources

CBIZ’s principal source of net operating cash is derived from the collection of fees and commissions for professional services and products rendered to its clients. CBIZ supplements net operating cash with a $400.0 million unsecured credit facility and $97.7 million in 2010 Notes.

During the three months ended September 30, 2014, CBIZ replaced its $275.0 million unsecured credit facility with a new $400.0 million unsecured credit facility with Bank of America as agent for a group of eight participating banks. The new credit facility, which expires in July 2019, will enable the Company to lower its borrowing costs and simplify its capital structure. The new credit facility will provide CBIZ the flexibility to refinance its 2010 Notes due October 1, 2015, and will also allow for the allocation of funds for strategic initiatives, including acquisitions and the repurchase of CBIZ common stock.

Under the $400.0 million credit facility, CBIZ is required to meet certain financial covenants with respect to (i) total leverage ratio and (ii) a minimum fixed charge coverage ratio. CBIZ believes it was in compliance with its covenants as of September 30, 2014. At September 30, 2014, CBIZ had $108.0 million outstanding under its credit facility and had letters of credit and performance guarantees totaling $4.4 million. Available funds under the credit facility, based on the terms of the commitment, were approximately $172.6 million at September 30, 2014.

During the three months ended September 30, 2014, CBIZ paid cash of $30.6 million and issued 1.5 million shares of its common stock to repurchase $32.4 million of the Company’s then outstanding $130.0 million 2010 Notes in privately negotiated transactions. These transactions resulted in a non-operating charge of approximately $1.5 million in the third quarter of 2014. Interest expense is estimated to decrease by approximately $1.2 million annually as a result of these transactions. During the nine months ended September 30, 2014, CBIZ used $19.0 million to repurchase 2.2 million shares of its common stock.

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

Sources and Uses of Cash

The following table summarizes CBIZ’s cash flows from operating, investing and financing activities for the nine months ended September 30, 2014 and 2013 (in thousands):

	2014	2013
Total cash provided by (used in):
Operating activities	$22,820	$10,595
Investing activities	18,924	241,999
Financing activities	(42,118)	(249,940)

(Decrease) increase in cash and cash equivalents	$(374)	$2,654

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

For the nine months ended September 30, 2014, net cash provided by operating activities was $22.8 million and primarily consisted of net income of $31.1 million, non-cash adjustments to net income of $26.3 million and a net loss on the sale of operations and discontinued operations transactions of $0.3 million. Partially offsetting these sources of cash were changes in working capital items of $34.5 million. The non-cash adjustments to net income primarily consist of depreciation and amortization expense, stock based compensation expense, provision for bad debts, adjustments to contingent purchase price liabilities, amortization of the discount on convertible notes and deferred financing fees, deferred income tax expense, and loss on early extinguishment of convertible debt. Net changes in working capital were primarily due to an increase in accounts receivable due to an increase in revenues and days sales outstanding. This was partially offset by an increase in income taxes payable resulting from the timing of payments. Cash used in discontinued operations was $0.4 million.

For the nine months ended September 30, 2013, net cash provided by operating activities was $10.6 million and primarily consisted of net income of $89.8 million and non-cash adjustments to net income of $26.6 million. Partially offsetting these sources of cash were gains on the sale of operations and discontinued operations transactions of $61.6 million and changes in working capital items of $50.9 million. The gain on sales of discontinued operations includes a gain on the sale of CBIZ’s Medical Management Professionals’ practice group (“MMP”), which was discontinued and sold in August 2013, of $58.2 million that was recorded on August 30, 2013. The non-cash adjustments to net income primarily consist of depreciation and amortization expense, stock based compensation expense, provision for bad debts, amortization of the discount on convertible notes and deferred financing fees, and adjustments to contingent purchase price liabilities. Net changes in working capital were primarily due to an increase in accounts receivable due to an increase in revenues and days sales outstanding, partially offset by a decrease in income taxes payable resulting from the timing of payments. Cash provided by discontinued operations was $6.7 million.

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

Cash provided by investing activities during the nine months ended September 30, 2014 primarily consisted of net activity related to funds held for clients of $54.1 million and proceeds from the receipt of payments on notes receivable of $1.6 million. These sources of cash were partially offset by $33.0 million of net cash used for acquisitions and contingent payments on prior acquisitions, capital expenditures of $3.7 million and payments resulting from adjustments to the sale of divested and discontinued operations of $0.1 million.

During the nine months ended September 30, 2013, cash provided by investing activities primarily consisted of net activities related to funds held for clients of $50.6 million, proceeds from the sale of divested and discontinued operations of $200.9 million and proceeds from the receipt of payments on notes receivable of $0.1 million. These sources of cash were partially offset by cash used related to business acquisitions and contingent payments on prior acquisitions of $5.0 million and capital expenditures of $4.3 million. Cash used in discontinued operations was $0.3 million.

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

Net cash used in financing activities during the nine months ended September 30, 2014 was primarily due to a decrease in client fund obligations of $54.1 million, payments of $30.6 million on early extinguishment of convertible debt, $20.5 million used to repurchase shares of CBIZ common stock, $3.5 million in guaranteed and contingent payments included as part of the initial measurement of prior business acquisitions, and payment on debt acquired from acquisitions of $1.2 million. These uses of cash were partially offset by $59.5 million in net borrowings from the credit facility and $8.3 million in proceeds from the exercise of stock options, including the related tax benefits.

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

Obligations and Commitments

CBIZ’s aggregate amount of future obligations at September 30, 2014 for the next five years and thereafter is set forth below (in thousands):

	Total	2014 (1)	2015	2016	2017	2018	Thereafter
Convertible notes (2)	$98,400	$—	$97,650	$750	$—	$—	$—
Interest on convertible notes	7,188	2,392	4,784	12	—	—	—
Credit facility (3)	108,000	—	—	—	—	—	108,000
Income taxes payable (4)	10,153	6,340	3,813	—	—	—	—
Contingent purchase price liabilities(5)	33,369	8,425	13,075	9,321	2,548	—	—
Restructuring lease obligations (6)	3,633	300	1,240	1,135	451	467	40
Non-cancelable operating lease obligations (6)	170,480	8,407	30,794	28,214	22,892	19,716	60,457
Letters of credit in lieu of cash security deposits	2,516	250	—	835	—	1,386	45
Performance guarantees for non-consolidated affiliates	1,934	—	1,934	—	—	—	—
License bonds and other letters of credit	1,731	274	1,429	8	10	10	—

Total	$437,404	$26,388	$154,719	$40,275	$25,901	$21,579	$168,542

(1)	Represents contractual obligations from October 1, 2014 to December 31, 2014.
(2)	Represents $97.7 million par value of 2010 Notes which mature on October 1, 2015, and $750 thousand par value of 2006 Notes which mature on June 1, 2026. The 2006 Notes may be putable by the holders of such notes on June 1, 2016 and can be redeemed by the Company at anytime. During the three months ended September 30, 2014, CBIZ repurchased $32.4 million of its 2010 Notes, thus reducing the total outstanding 2010 Notes balance that are due in 2015 to $97.7 million.
(3)	During the three months ended September 30, 2014, CBIZ entered into a new credit facility agreement which will extend the maturity date to 2019. Interest on the credit facility is not included as the amount is not determinable due to the revolving nature of the credit facility and the variability of the related interest rate.
(4)	Does not reflect $4.3 million of unrecognized tax benefits, which the Company has accrued for uncertain tax positions, as CBIZ is unable to determine a reasonably reliable estimate of the timing of the future payments.
(5)	Represents contingent earnout liability that is expected to be paid over the next four years resulting from business acquisitions.
(6)	Excludes cash expected to be received under subleases.

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

CBIZ provides guarantees of performance obligations for a CPA firm with which CBIZ maintains an administrative service agreement. Potential obligations under the guarantees totaled $1.9 million at September 30, 2014 and December 31, 2013. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees. The liability is recorded as other current liabilities in the accompanying consolidated balance sheets. CBIZ does not expect it will be required to make payments under these guarantees.

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits, which totaled $2.5 million at September 30, 2014 and December 31, 2013. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at September 30, 2014 and December 31, 2013 totaled $1.7 million and $2.4 million, respectively.

CBIZ has various agreements under which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses is generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2014, CBIZ was not aware of any material obligations arising under indemnification agreements that would require payment.

Interest Rate Risk Management

CBIZ periodically uses interest rate swaps to manage interest rate risk exposure. The interest rate swaps effectively mitigate CBIZ’s exposure to interest rate risk, primarily through converting portions of the floating rate debt under the credit facility to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. At September 30, 2013, CBIZ had an interest rate swap with a notional amount of $40.0 million, of which $15.0 million expired in June 2014, resulting in a notional amount of $25.0 million at September 30, 2014, which will expire in June 2015. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions. CBIZ does not enter into derivative instruments for trading or speculative purposes.

At September 30, 2014, CBIZ had $97.7 million in 2010 Notes, before discount, bearing a fixed interest rate of 4.875% that will mature on October 1, 2015. CBIZ believes the fixed nature of these borrowings mitigates its interest rate risk.

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

Valuation of Goodwill

Goodwill impairment testing between annual testing dates may be required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. A further description of assumptions used in the Company’s annual impairment testing are provided in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2013. There was no goodwill impairment during the year ended December 31, 2013 or during the nine months ended September 30, 2014.

CBIZ reviewed the significant assumptions that it used in its goodwill impairment analysis to determine if it was more likely than not that the fair value of each reporting unit was less than its carrying value. The analyses focused on management’s current expectations of future cash flows, as well as current market conditions and other qualitative factors that impact various economic indicators that are utilized in assessing fair value. Based on these analyses and the lack of any other evidence or significant event, it was determined that the Company did not have any triggering events requiring it to perform a goodwill assessment during the nine months ended September 30, 2014.

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

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. ASU 2014-09 will require entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 31, 2016, including interim periods. CBIZ will have the option to apply the provisions of ASU 2014-09 either retrospectively to each reporting period presented, or retrospectively with the cumulative effect of applying this standard at the date of initial application. Early adoption is not permitted. CBIZ is currently evaluating the method of adoption and the impact that ASU 2014-09 will have on the CBIZ’s consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

CBIZ’s floating rate debt under its credit facility exposes the Company to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which CBIZ could borrow funds under its credit facility. CBIZ’s balance outstanding under its credit facility at September 30, 2014 was $108.0 million. If market rates were to increase or decrease 100 basis points from the levels at September 30, 2014, interest expense would increase or decrease approximately $0.8 million annually.

CBIZ does not engage in trading market risk sensitive instruments. CBIZ periodically uses interest rate swaps to manage interest rate risk exposure. The interest rate swaps effectively modify the Company’s exposure to interest rate risk, primarily through converting portions of its floating rate debt under the credit facility to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. At September 30, 2014, CBIZ had an interest rate swap with a $25.0 million notional amount, which will expire in June 2015. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions.

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

(b) Internal Control over Financial Reporting

There was no change in the Company’s Internal Controls that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, CBIZ’s Internal Controls.

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

Shares repurchased during the three months ended September 30, 2014 (reported on a trade-date basis) are summarized in the table below (in thousands, except per share data).

	Issuer Purchases of Equity Securities
Third Quarter Purchases (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan (4)
July 1 – July 31, 2014	—	—	—	4,067
August 1 – August 31, 2014	505	$8.45	505	3,562
September 1 – September 30, 2014	500	$8.31	500	3,062

Third quarter purchases	1,005	$8.38	1,005

(1)	CBIZ has utilized, and may utilize in the future, a Rule 10b5-1 trading plan to allow for repurchases by the Company during periods when it would not normally be active in the trading market due to regulatory restrictions. Under the Rule 10b5-1 trading plan, CBIZ was able to repurchase shares below a pre-determined price per share. Additionally, the maximum number of shares that may be purchased by the Company each day is governed by Rule 10b-18.
(2)	Includes shares withheld from employees to satisfy certain tax obligations due in connection with restricted stock granted under the 2002 Amended and Restated CBIZ, Inc. Stock Incentive Plan and the 2014 Stock Incentive Plan.
(3)	Average price paid per share includes fees and commissions.
(4)	Amounts in this column represent the shares available to be repurchased, pursuant to the Share Repurchase Plan. Effective April 1, 2014, the shares available to be purchased was reset to 5.0 million pursuant to the Share Repurchase Plan authorized on February 13, 2014, which will expire one year from the effective date.

According to the terms of CBIZ’s new credit facility, CBIZ is not permitted to declare or make any dividend payments, other than dividend payments made by one of its wholly owned subsidiaries to the parent company. See Note 8 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2013 for a description of working capital restrictions and limitations on the payment of dividends.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item  5. Other Information

Not applicable.

Item 6. Exhibits

10.1	Credit Agreement dated as of July 28, 2014 by and among CBIZ, Inc., Bank of America, N.A., as agent, lender, issuing bank, and the other financial institutions from time to time party to the Credit Agreement (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated August 1, 2014 and incorporated herein by reference).

10.2	CBIZ, Inc. 2014 Stock Incentive Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 333-197284, dated July 7, 2014 and incorporated herein by reference).

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *	The following materials from CBIZ, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (ii) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (iv) Notes to the Consolidated Financial Statements.

*	Indicates documents filed herewith.
**	Indicates document furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBIZ, Inc.
(Registrant)

Date: November 7, 2014	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer