Form 10-K
period 2014-12-31
CBIZ, Inc.
filed 2015-03-12
CIK 944148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐         No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $425.8 million as of June 30, 2014.

The number of outstanding shares of the registrant’s common stock is 49,220,735 as of February 27, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2015 Annual Meeting of Stockholders.

CBIZ, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“the Exchange Act”). All statements other than statements of historical fact included in this Annual Report on Form 10-K including, without limitation, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding CBIZ’s financial position, business strategy and plans and objectives for future performance are forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are commonly identified by the use of such terms and phrases as “intends”, “believes”, “estimates”, “expects”, “projects”, “anticipates”, “foreseeable future”, “seeks” and words or phrases of similar import in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated services, sales efforts, expenses, and financial results. From time to time, the Company may also provide oral or written forward-looking statements in other materials the Company releases to the public. Any or all of the Company’s forward-looking statements in this Annual Report on Form 10-K and in any other public statements that the Company makes, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such forward-looking statements can be affected by inaccurate assumptions the Company might make or by known or unknown risks and uncertainties. Many factors mentioned in “Item 1A. Risk Factors” will be important in determining future results. Should one or more of these risks or assumptions materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Such risks and uncertainties include, but are not limited to: CBIZ’s ability to adequately manage its growth; CBIZ’s dependence on the services of its executive officers and other key employees; competitive pricing pressures; general business and economic conditions; changes in governmental regulation and tax laws affecting CBIZ’s operations; reversal or decline in the current trend of outsourcing business services; revenue seasonality or fluctuations in and collectability of receivables; liability for errors and omissions of CBIZ businesses; regulatory investigations and future regulatory activity (including without limitation inquiries into compensation arrangements within the insurance brokerage industry); and reliance on information processing systems and availability of software licenses. Consequently, no forward-looking statement can be guaranteed. The Company’s actual future results may vary materially, and CBIZ undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures the Company makes on related subjects in the quarterly, periodic and annual reports the Company files with the United States Securities and Exchange Commission (the “SEC”). Also note that the Company provides cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to its businesses as discussed in Item 1. These are factors that the Company thinks could cause its actual results to differ materially from expected and historical results. Other factors besides those described here could also adversely affect operating or financial performance.

The following text is qualified in its entirety by reference to the more detailed information and consolidated financial statements (including the notes thereto) appearing elsewhere in this Annual Report on Form 10-K. Unless the context otherwise requires, references in this Annual Report to “we”, “our”, “us”, “CBIZ” or the “Company” shall mean CBIZ, Inc., a Delaware corporation, and its wholly-owned subsidiaries. All references to years, unless otherwise noted, refer to CBIZ’s fiscal year which ends on December 31.

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

Business Services

During the year ended December 31, 2013, CBIZ, through its subsidiary CBIZ Operations, Inc., an Ohio corporation, completed the sale of all of the issued and outstanding capital stock of each of CBIZ Medical Management Professionals, Inc., an Ohio corporation, and CBIZ Medical Management, Inc., a North Carolina corporation, and substantially all of the stock of their subsidiary companies, collectively consisting of all of CBIZ’s Medical Management Professionals ongoing operations and business (“MMP”) to Zotec Partners, LLC, an Indiana limited liability company, for a purchase price of $201.6 million, subject to final working capital adjustments which were insignificant and completed during the year ended December 31, 2014. Prior to the completion of this transaction, MMP was considered one of CBIZ’s practice groups.

Following the disposition of MMP, CBIZ delivers its integrated services through three operating practice groups. A general description of services provided by each practice group is provided in the table below.

Financial Services	Employee Services	National Practices
• Accounting • Tax • Government Health Care Consulting • Financial Advisory • Valuation • Litigation Support • Risk Advisory Services • Real Estate Advisory	• Employee Benefits • Property & Casualty • Retirement Plan Services • Payroll Services • Life Insurance • Human Capital Services • Compensation Consulting • Executive Recruiting • Actuarial Services	• Managed Networking and Hardware Services • Health Care Consulting

Practice Groups

Revenue by practice group for the years ended December 31, 2014, 2013 and 2012 is provided in the table below (in thousands):

	Year Ended December 31,
	2014		2013		2012
Financial Services	$465,130	64.6%	$441,787	65.2%	$396,346	64.7%
Employee Services	224,898	31.3%	204,863	30.3%	186,217	30.4%
National Practices	29,455	4.1%	30,521	4.5%	30,126	4.9%

Total CBIZ	$719,483	100.0%	$677,171	100.0%	$612,689	100.0%

A discussion of CBIZ’s practice groups and certain external relationships and regulatory factors that currently impact those practice groups are provided below. See Note 22 of the accompanying consolidated financial statements for further discussion of CBIZ’s practice groups.

Financial Services

The Financial Services practice group is divided into a Financial Services division, which represents the various accounting units spread geographically throughout the United States that provide core accounting services regionally, and a National Services division consisting of those units that provide their specialty services nationwide. Core accounting services consist mainly of accounting and tax compliance and consulting, as well as litigation support, while National Services consist primarily of valuation services, real estate consulting, internal audit outsourcing and federal and state governmental health care compliance. Both the Financial Services and National Services divisions report to the President of Financial Services. The President of Financial Services reports to CBIZ’s President and Chief Operating Officer (“COO”).

Restrictions imposed by independence requirements and state accountancy laws and regulations preclude CBIZ from rendering audit and attest services (other than internal audit services). As such, CBIZ and its subsidiaries maintain joint-referral relationships and administrative service agreements (“ASAs”) with independent licensed Certified Public Accounting (“CPA”) firms under which audit and attest services may be provided to CBIZ’s clients by such CPA firms. These firms are owned by licensed CPAs, a vast majority of whom are also employed by CBIZ’s subsidiaries. Under these ASAs, CBIZ provides a range of services to the CPA firms, including (but not limited to): administrative functions such as office management, bookkeeping and accounting; preparing marketing and promotional materials; providing office space, computer equipment and systems support; and leasing administrative and professional staff. Services are performed in exchange for a fee. Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying Consolidated Statements of Comprehensive Income and totaled approximately $132.2 million, $133.5 million and $109.4 million for the years ended December 31, 2014, 2013 and 2012, respectively, a majority of which is related to services rendered to privately-held clients and governmental agencies. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to CBIZ is typically reduced on a proportional basis. The ASAs have terms ranging up to eighteen years, are renewable upon agreement by both parties, and have certain rights of extension and termination.

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

At December 31, 2014, CBIZ maintained ASAs with four CPA firms. Most of the members and/or stockholders of the CPA firms are also CBIZ employees, and CBIZ renders services to the CPA firms as an independent contractor. CBIZ’s ASA is with Mayer Hoffman McCann, P.C. (“Mayer Hoffman”), an independent national CPA firm headquartered in Leawood, Kansas. Mayer Hoffman has 274 stockholders, a vast majority of whom are also employees of CBIZ. Mayer Hoffman maintains an eight member board of directors. There are no board members of Mayer Hoffman who hold senior officer positions at CBIZ. CBIZ’s association with Mayer Hoffman offers clients access to the multi-state resources and expertise of a national CPA firm. CBIZ also has an ASA with Myers & Stauffer LLC (“M&S”), an independent national governmental health care consulting firm headquartered in Leawood, Kansas. M&S has eight equity members, all of whom are also employees of CBIZ. M&S maintains a three member executive committee, none of whom hold senior officer positions at CBIZ.

Although the ASAs do not constitute control, CBIZ is one of the beneficiaries of the agreements and may bear certain economic risks. As such, the CPA firms with which CBIZ maintains ASAs qualify as variable interest entities. See Note 1 of the accompanying consolidated financial statements for further discussion.

Employee Services

CBIZ’s Employee Services practice group operates under a divisional President who oversees the practice group, along with a senior management team aligned along functional, product, and unit management lines. The Employee Services President reports to CBIZ’s President and COO. CBIZ’s Employee Services group is organized along lines of services such as employee benefits consulting and brokerage, property and casualty brokerage, retirement plan advisory services, payroll services, human capital advisory services, actuarial services, life insurance and other services that serve local and regional clients with national resources.

CBIZ’s Employee Services practice group maintains relationships with many different insurance carriers. Some of these carriers have compensation arrangements with CBIZ whereby some portion of payments due may be contingent upon meeting certain performance goals, or upon CBIZ providing client services that would otherwise be provided by the carriers. These compensation arrangements are provided to CBIZ as a result of its performance and expertise, and may result in enhancing CBIZ’s ability to access certain insurance markets and services on behalf of CBIZ clients. The aggregate compensation related to these arrangements received during the years ended December 31, 2014, 2013 and 2012 was less than 2% of consolidated CBIZ revenue for the respective periods.

National Practices

The National Practices group offers technology and health care consulting services. Both units within the National Practices group have a Business Unit President. One Business Unit President reports to a Senior Vice President and CBIZ’s President and COO. The other Business Unit President reports to CBIZ’s Chairman and Chief Executive Officer (“CEO”).

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

CBIZ’s clients come from a large variety of industries and markets, including many government agencies, with the Company targeting mid-sized companies that have between 100 and 2,000 employees and annual revenues between $5.0 million and $200.0 million. CBIZ’s largest client, Edward Jones, comprised approximately 3.0% of CBIZ’s consolidated revenue in 2014 and is included in the National Practices operating practice group. Management believes that its client diversity helps insulate CBIZ from a downturn in a particular industry or geographic market. Nevertheless, economic conditions among select clients and groups of clients may have an impact on the demand for services provided by CBIZ. See Note 22 of the accompanying consolidated financial statements for information regarding revenue attributable to the geographic areas where CBIZ operates.

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

Acquisitions and Divestitures

CBIZ seeks to strengthen its operations and customer service capabilities by selectively acquiring businesses that expand its market position and strengthen its existing service offerings. During the year ended December 31, 2014, CBIZ acquired six businesses:

First quarter 2014

•

Clearview National Partners, LLC (“Clearview”), located in Waltham, Massachusetts, is a specialized employee benefits broker focused on providing employee benefit solutions to clients with more than 100 employees. Annualized revenues are estimated to be approximately $2.5 million and are reported in the Employee Services practice group.

•

Centric Insurance Agency (“Centric”), located in New Providence, New Jersey, is an insurance broker providing property and casualty insurance, with a specialty in education and public schools. Annualized revenues are estimated to be approximately $1.6 million and are reported in the Employee Services practice group.

•

Lewis Birch & Richardo, LLC (“LBR”), located in Tampa Bay, Florida, is a professional tax, accounting and consulting service provider with significant experience and expertise in matrimonial and family law litigation support, not-for-profit entities and health care provider services. Annualized revenues are estimated to be approximately $9.8 million and are reported in the Financial Services practice group.

Second quarter 2014

•

Tegrit Group (“Tegrit”), based in Akron, Ohio, is a national provider of actuarial consulting and retirement plan administration. Annualized revenues are estimated to be approximately $8.5 million and are reported in the Employee Services practice group.

Third quarter 2014

•

Rognstad’s Inc. d.b.a. Sattler Insurance Agency (“Sattler”), based in Lewiston, Idaho, provides property and casualty, personal, and life insurance services, with a specialty in outdoor recreation insurance, to businesses across the United States. Annualized revenues are estimated to be approximately $1.6 million and are reported in the Employee Services practice group.

Fourth quarter 2014

•

Weekes & Callaway (“W&C”), located in Delray Beach, Florida, is a full service insurance brokerage firm offering clients a complete line of services including commercial lines, personal lines, risk management, and employee benefits. Annualized revenues are estimated to be approximately $9.0 million and are reported in the Employee Services practice group.

During the year ended December 31, 2014, CBIZ decided to divest four businesses:

•

CBIZ made the decision to divest the operations of two small businesses under the Financial Services practice group. These businesses are being held for sale at December 31, 2014 with the results of operations for these businesses being recorded in “(Loss) income from operations of discontinued operations, net of tax” on the accompanying Consolidated Statements of Comprehensive Income for the year ended December 31, 2014.

•

CBIZ sold a business from the Financial Services practice group for $2.9 million. A gain of $1.2 million was recorded in “Gain on sale of operations, net” on the accompanying Consolidated Statements of Comprehensive Income for the year ended December 31, 2014.

•

CBIZ sold the assets of its property tax business located in Leawood, Kansas for a purchase price of $1.2 million. An insignificant gain was recorded in “Gain on disposal of discontinued operations, net of tax” on the accompanying Consolidated Statements of Comprehensive Income for the year ended December 31, 2014. The property tax business was classified as held for sale during the comparable period in 2013 and was previously reported in the Financial Services practice group.

During the year ended December 31, 2013, CBIZ, through its subsidiary CBIZ Operations, Inc., an Ohio corporation, completed the sale of all of the issued and outstanding capital stock of MMP to Zotec Partners, LLC, an Indiana limited liability company, for a purchase price of $201.6 million, subject to final working capital adjustments which were insignificant and recorded in “Gain on disposal of discontinued operations, net of tax” on the accompanying Consolidated Statements of Comprehensive Income for the year ended December 31, 2014. The results of operations for MMP for the years ended December 31, 2013 and 2012 are included in “(Loss) income from operations of discontinued operations, net of tax.” The gain on the sale of MMP of approximately $58.3 million was recorded in “Gain on disposal of discontinued operations, net of tax” on the accompanying Consolidated Statements of Comprehensive Income for the year ended December 31, 2013. Prior to the completion of this transaction, MMP was considered one of CBIZ’s practice groups. Following the closing of the MMP transaction, the Company operates in three operating practice groups.

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

As of December 31, 2014, CBIZ believes it is in compliance with all governmental and professional organizations regulations in which it provides services.

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

Employees

At December 31, 2014, CBIZ employed approximately 4,200 employees. CBIZ believes that it has a good relationship with its employees. A large number of the Company’s employees hold professional licenses or degrees. As a professional services company that differentiates itself from competitors through the quality and diversity of its service offerings, CBIZ believes that its employees are its most important asset. Accordingly, CBIZ strives to remain competitive as an employer while increasing the capabilities and performance of its employees.

Seasonality

A disproportionately large amount of CBIZ’s revenue occurs in the first half of the year. This is due primarily to accounting and tax services provided by the Company’s Financial Services practice group, which is subject to seasonality related to heavy volume in the first four months of the year. CBIZ’s Financial Services practice group generated more than 40.0% of its revenue in the first four months of each of the past five years. In addition, more than 50.0% of the Company’s annual earnings per share have been earned during the first quarter of each of the past five years. Like most professional service companies, most of CBIZ’s operating costs are relatively fixed in the short term, which generally results in higher operating margins in the first half of the year.

Available Information

CBIZ’s principal executive office is located at 6050 Oak Tree Boulevard, South, Suite 500, Cleveland, Ohio 44131, and the Company’s telephone number is (216) 447-9000. CBIZ’s website is located at http://www.cbiz.com. CBIZ makes available, free of charge on its website, through the investor information page, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after CBIZ files (or furnishes) such reports with the SEC. The public may read and copy materials the Company files (or furnishes) with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, and may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-732-0330. In addition, the SEC maintains an Internet Website that contains reports, proxy and information statements and other information about CBIZ at http://www.sec.gov. CBIZ’s corporate code of conduct and ethics and the charters of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee of the Board of Directors are available on the investor information page of CBIZ’s website, referenced above, and in print to any shareholder who requests them.

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

With respect to CPA firm clients that are required to file audited financial statements with the SEC, the SEC staff views CBIZ and the CPA firms with which we have contractual relationships as a single entity in applying independence rules established by the accountancy regulators and the SEC. Accordingly, we do not hold any financial interest in, nor do we enter into any business relationship with, an SEC-reporting attest client that the CPA firm performing an audit could not maintain; further, we do not sell any non-audit services to an SEC-reporting attest client that the CPA firm performing an audit could not sell under the auditor independence limitations set out in the Sarbanes-Oxley Act of 2002 and other professional accountancy independence standards. SEC staff recently informed us that independence rules that apply to clients that receive attest services under SEC and Public Company Accounting Oversight Board (“PCAOB”) standards from such CPA firms would prohibit such clients from holding any stock of CBIZ, Inc. However, applicable professional standards generally permit CBIZ to provide additional services to privately-held companies, in addition to those services which may be provided to SEC-reporting attest clients of a CPA firm. CBIZ and the CPA firms have implemented policies and procedures designed to enable us to maintain independence and freedom from conflicts of interest in accordance with applicable standards. Given the pre-existing limits set by CBIZ on its relationships with SEC-reporting attest clients of associated CPA firms, and the limited number and size of such clients, the imposition of independence limitations under the Sarbanes-Oxley Act, SEC rule or interpretation, or PCAOB standards do not and are not expected to materially affect CBIZ revenues.

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

Changes in the United States health care environment, including new health care legislation, may adversely affect the revenue and margins in our healthcare benefit businesses.

Our employee benefits business, specifically our group health consulting and brokerage businesses, receives commissions for brokering employer-sponsored health care policies with insurance carriers on behalf of the client. In many cases, these commissions consist of a ratable portion of the insurance premiums on those policies, based upon a sliding scale pertaining to the dollar volume of premiums and/or the number of participants in the plan.

Changes in the health care environment, including, but not limited to, any legislated changes in the U.S. national health care system, that affect the methods by which insurance carriers remunerate brokers, could adversely impact our revenues and margins in this business. Specifically, legislation or other changes could afford our clients and their employees the ability to seek insurance coverage through other means, including, but not limited to, direct access with insurance carriers or other similar avenues, which could eliminate or adversely alter the remuneration brokers receive from insurance carriers for their services.

Higher rates of unemployment in the U.S. could result in a general reduction in the number of individuals with employer-sponsored health care coverage. This decline in employee participation in health care insurance plans at our clients could result in a reduction in the commissions we receive from insurance carriers for our brokerage services, which could have an adverse impact on revenues and margins in this business.

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

CBIZ is not a CPA firm and does not perform any attest services for clients. CBIZ does not maintain any ownership interest in or control over any CPA firm with which a CBIZ subsidiary may maintain an ASA. All personnel and staff of CBIZ who are provided to such CPA firms work under the sole direction, supervision and control of the particular CPA firm, and CBIZ does not control how attest work is conducted. For these reasons we do not believe we have liability to any party related to their receipt of attest services from such CPA firms. Nevertheless, from time to time CBIZ has been sued for attest work that we do not perform but which is performed by such CPA firms. While we have been successful to date in defending against such suits, it is possible that similar claims may be brought in the future. We will be required to defend against such claims, and we may incur expenses related to such lawsuits and may not be successful in defending against such lawsuits. In the event that the CPA firms with which we maintain ASAs incur judgments and costs related to such suits that threaten the solvency of the CPA firms, CBIZ may incur expenditures related to such proceedings.

The future issuance of additional shares could adversely affect the price of our common stock.

Future sales or issuances of common stock, including those related to the uses described below, or the perception that sales could occur, could adversely affect the market price of our common stock and dilute the percentage ownership held by our stockholders. We have authorized 250.0 million shares, and have approximately 49.2 million shares outstanding at February 27, 2015. A substantial number of these shares have been issued in connection with acquisitions. As part of many acquisition transactions, shares are contractually restricted from sale for a one-year period, and as of February 27, 2015, approximately 0.5 million shares of common stock were under lock-up contractual restrictions that expire by December 31, 2015. We cannot be sure when sales by holders of our stock will occur, how many shares will be sold or the effect that sales may have on the market price of our common stock.

In September 2010, CBIZ issued $130.0 million of 4.875% Convertible Senior Subordinated Notes due 2015 (the “2010 Notes”) pursuant to Rule 144A under the Securities Act of 1933, as amended. For the year ended December 31, 2014, CBIZ paid cash of $30.6 million and issued 1.5 million shares of CBIZ common stock in exchange for retiring $32.4 million of its outstanding 2010 Notes in privately negotiated transactions. The Company cannot at this time determine the number of shares of common stock it will issue upon conversion of the remaining 2010 Notes, although the number of shares of common stock it will issue, if any, will be calculated as set for in the indenture with U.S. Bank National Association, as trustee, governing the 2010 Notes.

Our principal stockholders may have substantial control over our operations.

At December 31, 2014, the stockholders identified below beneficially owned (within the meaning of Rule 13d-3 of the Exchange Act) the following aggregate amounts and percentages of our common stock:

	Number of Shares (in millions)	% of CBIZ’s Outstanding Common Stock
Fidelity Management & Research Co.	5.6	11.4%
Burgundy Asset Management Ltd.	4.8	9.7%
Lombardia Capital Partners LLC	3.4	6.9%
Cardinal Capital Management LLC	3.4	6.8%
Dimensional Fund Advisors LP	3.1	6.3%
First Manhattan Co.	3.0	6.2%
Skyline Asset Management LP	2.9	5.9%
Silvercrest Asset Management Group LLC	2.8	5.6%

The foregoing as a group	29.0	58.8%

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

At December 31, 2014, our debt consisted of $107.4 million in principal amount outstanding under our credit facility and $98.4 million principal amount outstanding under our convertible notes. Our debt requires us to dedicate a significant portion of our cash flow from operations to pay interest on our indebtedness, thereby reducing the funds available to use for acquisitions, capital expenditures and general corporate purposes. Our ability to make interest payments on our debt, and to fund acquisitions, will depend upon our ability to generate cash in the future. Insufficient cash flow could place us at risk of default under our debt agreements or could prevent us from expanding our business as planned. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our credit facility in an amount sufficient to enable us to fund our other liquidity needs.

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

CBIZ acquired six businesses and four client lists during 2014, and maintains a healthy pipeline of potential businesses for acquisition. Targeted acquisitions are part of our growth strategy, and it is our intention to selectively acquire businesses or client lists that are complementary to existing service offerings in our target markets. However, we cannot be certain that we will be able to continue identifying appropriate acquisition candidates and acquire them on satisfactory terms, and we cannot be assured that such acquisitions, even if completed, will perform as expected or will contribute significant synergies, revenues or profits. In addition, we may also face increased competition for acquisition opportunities, which may inhibit our ability to complete transactions on terms that are favorable to us. As discussed above, there are certain provisions under our credit facility that may limit our ability to acquire additional businesses. In the event that we are not in compliance with certain covenants as specified in our credit facility, we could be restricted from making acquisitions, restricted from borrowing funds from our credit facility for other uses, or required to pay down the outstanding balance on the line of credit. However, management believes that funds available under the credit facility, along with cash generated from operations, will be sufficient to meet our liquidity needs, including planned acquisition activity in the foreseeable future. To the extent we are unable to find suitable acquisition candidates, an important component of our growth strategy may not be realized.

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

There is volatility in our stock price.

The market for our Common Stock has, from time to time, experienced price and volume fluctuations. Factors such as announcements of variations in our quarterly financial results and fluctuations in revenue, as well as the expectations of stockholders and securities analysts regarding the ability of our business to grow and achieve certain revenue or profitability targets, could cause the market price of our Common Stock to fluctuate significantly. In addition, the stock market in general has experienced volatility that often has been unrelated to the operating performance of companies such as ours. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

Repurchase, settlement or retirement of our 2010 Notes, whether in cash, stock or by means of an exchange offer, may result in price and volume fluctuations in the market price of our Common Stock. Such fluctuations may occur at any time prior to, during, or after any repurchase, settlement or retirement of the 2010 Notes.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

CBIZ’s corporate headquarters is located at 6050 Oak Tree Boulevard, South, Suite 500, Cleveland, Ohio 44131, in leased premises. CBIZ and its subsidiaries lease more than 100 offices in 34 states. Some of CBIZ’s properties are subject to liens securing payment of indebtedness of CBIZ and its subsidiaries. CBIZ believes that its current facilities are sufficient for its current needs.

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

These lawsuits arose out of the bankruptcy of Mortgages Ltd., a mortgage lender to developers in the Phoenix, Arizona area. Various other professional firms and individuals not related to the Company were also named defendants in these lawsuits.

Mortgages Ltd. had been audited by Mayer Hoffman McCann PC (“Mayer Hoffman”), a CPA firm that has an administrative services agreement with CBIZ. The lawsuits asserted claims against Mayer Hoffman for, among others things, violations of the Arizona Securities Act, common law fraud, and negligent misrepresentation, and sought to hold the CBIZ Parties vicariously liable for Mayer Hoffman’s conduct as either a statutory control person under the Arizona Securities Act or a joint venturer under Arizona common law. CBIZ is not a CPA firm, does not provide audits, and did not audit any of the entities at issue in these lawsuits, nor is CBIZ a control person of, or a joint venture with, Mayer Hoffman.

In June 2011, the Facciola court, in which the plaintiffs were seeking to certify a class of all Mortgages Ltd. investors, granted the motions to dismiss filed by the CBIZ Parties and Mayer Hoffman. After that dismissal order, the plaintiffs moved the court to amend their complaint in an attempt to state a claim against the CBIZ Parties and Mayer Hoffman. In November 2011, the Facciola court denied the plaintiffs’ request to amend the complaint as to the CBIZ Parties and Mayer Hoffman. In June 2012, the remaining defendants in the Facciola case reached a class action settlement, which the court approved in October 2012. Eighteen class members, however, opted out of the settlement before it was finalized and, in September 2012, filed a new case against all of the defendants in the Facciola case, including the CBIZ Parties (Rader et al v. Greenberg Traurig, LLC, et al). In December 2012, the Facciola plaintiffs filed an appeal to the U.S. Court of Appeals for the Ninth Circuit of the dismissal of their case against the CBIZ Parties and Mayer Hoffman. On February 23, 2015, the U.S. Court of Appeals for the Ninth Circuit upheld the dismissal in its entirety.

The plaintiffs, except for the ML Liquidating Trust, alleged that they directly or indirectly invested in real estate mortgages through Mortgages Ltd. The Victims Recovery, Ashkenazi, Rader and Marsh plaintiffs sought monetary damages equivalent to their alleged losses on those investments. The ML Liquidating Trust asserted errors and omissions and breach of contract claims and sought monetary damages. The Ashkenazi complaint alleged damages of approximately $92.0 million; the Victims Recovery complaint alleged damages of approximately $53.0 million; the Rader complaint alleged damages in excess of $15.0 million; the Marsh complaint alleged damages in excess of $115.0 million; and the Facciola, and ML Liquidating Trust complaints alleged damages in excess of approximately $200.0 million. The plaintiffs in these suits also sought pre- and post-judgment interest, punitive damages and attorneys’ fees.

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

The CBIZ Parties and Mayer Hoffman, without admitting any liability, have executed final settlements in the Victims Recovery, Ashkenazi, Rader and Marsh lawsuits. The CBIZ Parties did not pay any monetary amounts as part of these settlements. With the exception of claims held by two plaintiffs from the Ashkenazi lawsuit, all claims against the CBIZ Parties in the Victims Recovery, Ashkenazi, Rader and Marsh lawsuits have been dismissed with prejudice. The CBIZ Parties and Mayer Hoffman have reached a settlement in the ML Liquidating Trust lawsuit that is conditioned upon the approval of the United States bankruptcy court adjudicating Mortgages Ltd.’s bankruptcy. The CBIZ Parties will not pay any monetary amount should this settlement be approved. Two plaintiffs from the Ashkenazi lawsuit (“Baldino Group”) were not part of that settlement and their claims, which allege damages of approximately $16.0 million, are proceeding. At this time, limited discovery is proceeding in the Baldino Group matter and no trial date has been set.

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

The Company cannot predict the outcome of the above matters or estimate the possible loss or range of loss, if any. Although the remaining proceedings are subject to uncertainties inherent in the litigation process and the ultimate disposition of these proceedings is not presently determinable, management believes that the allegations are without merit and that the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

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

	2014		2013
	High	Low	High	Low
First quarter	$9.45	$8.19	$6.59	$5.60
Second quarter	$9.39	$8.16	$6.87	$5.99
Third quarter	$9.40	$7.87	$7.73	$6.54
Fourth quarter	$9.39	$7.78	$9.40	$6.99

On December 31, 2014, the last reported sale price of CBIZ’s common stock as reported on the NYSE was $8.56 per share. As of February 27, 2015, CBIZ had approximately 2,000 holders of record of its common stock, and the last sale of CBIZ’s common stock as of that date was $8.84.

As required by the NYSE, CBIZ filed its annual CEO certification regarding the Company’s compliance with the NYSE’s corporate governance listing standards as required by NYSE rule 303A. There were no qualifications in this certification. In addition, CBIZ has filed Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K, which represent the certifications of its CEO and Chief Financial Officer (“CFO”) as required under Section 302 of the Sarbanes-Oxley Act of 2002.

Dividend Policy

CBIZ’s credit facility does not permit the Company to declare or make any dividend payments, other than dividend payments made by one of CBIZ’s wholly-owned subsidiaries to the parent company. Historically, CBIZ has not paid cash dividends on its common stock. CBIZ does not anticipate paying cash dividends in the foreseeable future. CBIZ’s Board of Directors has discretion over the payment and level of dividends on common stock, subject to the limitations of the credit facility.

Issuer Purchases of Equity Securities

(a)	Recent sales of unregistered securities

During the year ended December 31, 2014, CBIZ issued approximately 67,000 shares of its common stock as payment for contingent consideration for acquisitions that occurred prior to 2014. Also, on December 31, 2014, a total of approximately 35,700 shares of CBIZ common stock became issuable as contingent consideration owed to former owners of businesses that were acquired by CBIZ.

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

During the year ended December 31, 2014, CBIZ paid cash of $30.6 million and issued 1.5 million shares of CBIZ common stock in exchange for retiring $32.4 million of its outstanding 2010 Notes in privately negotiated transactions.

(c)	Issuer purchases of equity securities

Periodically, CBIZ’s Board of Directors authorizes a Share Repurchase Program which allows the Company to purchase shares of its common stock in the open market or in a privately negotiated transaction according to SEC rules. On February 11, 2015, February 13, 2014 and February 6, 2013, CBIZ’s Board of Directors authorized the continuation of the Company’s Share Repurchase Program, each of which authorized the purchase of up to 5.0 million shares of CBIZ common stock to be obtained in open market, privately negotiated, or 10b5-1 trading plan purchases. Each Share Repurchase Program is effective beginning April 1 of the respective plan year, and each expires one year from the respective effective date. The Share Repurchase Programs do not obligate CBIZ to acquire any specific number of shares and may be suspended at any time.

Shares repurchased during the three months ended December 31, 2014 (reported on a trade-date basis) are summarized in the table below (in thousands, except per share data).

	Issuer Purchases of Equity Securities
Fourth Quarter Purchases (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan (4)
October 1 – October 31, 2014	784	$8.32	784	2,278
November 1 – November 30, 2014	—	—	—	2,278
December 1 – December 31, 2014	135	$8.42	135	2,143

Fourth quarter purchases	919	$8.34	919

(1)	CBIZ has utilized, and may utilize in the future, trading plan Rule 10b5-1 to allow for repurchases by the Company during periods when it would not normally be active in the trading market due to regulatory restrictions. Under the Company’s current Rule 10b5-1 trading plan, CBIZ was able to repurchase shares below a pre-determined price per share. Additionally, the maximum number of shares that may be purchased by the Company each day is governed by Rule 10b-18 under the Exchange Act.
(2)	During the fourth quarter of 2014, no shares were repurchased from stock plan recipients in lieu of cash to satisfy certain tax obligations under the 2002 Amended and Restated CBIZ, Inc. Stock Incentive Plan and the 2014 CBIZ, Inc. Stock Incentive Plan.
(3)	Average price paid per share includes fees and commissions.
(4)	At December 31, 2014, we had 2,143 common shares remaining for repurchase under the Share Repurchase Plan expiring March 31, 2015.

CBIZ has utilized, and may utilize in the future, trading plan Rule 10b5-1 to allow for repurchases by the Company during periods when it would not normally be active in the trading market due to regulatory restrictions. Subsequent to December 31, 2014 up to the date of this filing, CBIZ repurchased approximately 600,000 shares in the open market at a total cost of approximately $5.0 million under the Company’s current Rule 10b5-1 trading plan, which allows CBIZ to repurchase shares below a predetermined price per share. Additionally, the maximum number of shares that may be purchased by the Company each day is governed by Rule 10b-18 under the Exchange Act.

For the year 2013, CBIZ entered a Stock Purchase Agreement (the “Purchase Agreement”) with Westbury (Bermuda) Ltd. (“Westbury”), a company organized by CBIZ founder Michael G. DeGroote, in which CBIZ agreed to purchase from Westbury 3.9 million shares of CBIZ’s common stock (the “Purchased Shares”), in accordance with an earlier agreement with Westbury (the “Westbury Agreement”). CBIZ agreed to pay Westbury $25.7 million for the Purchased Shares, which represented a price per share of $6.65. Following the completion of the purchase of the Purchased Shares, 3.9 million shares remained subject to the Westbury Agreement, for the remainder of its term, which expired on September 30, 2013.

Performance Graph

The graph below matches the cumulative 5-Year total return of holders of CBIZ, Inc.’s common stock with the cumulative total returns of the S&P 500 index, the Russell 2000 index and a customized peer group of five companies that includes: Brown & Brown Inc., H & R Block Inc., Paychex Inc., Resources Connection Inc. and Towers Watson & Company. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on 12/31/2009 and tracks it through 12/31/2014.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among CBIZ, Inc., the S&P 500 Index, the Russell 2000 Index, and a Peer Group

*	$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Copyright© 2015 Russell Investment Group. All rights reserved.

	12/09	12/10	12/11	12/12	12/13	12/14
CBIZ, Inc.	$100.00	$81.04	$79.35	$76.75	$118.44	$111.17
S&P 500	$100.00	$115.06	$117.49	$136.30	$180.44	$205.14
Russell 2000	$100.00	$126.86	$121.56	$141.43	$196.34	$205.95
Peer Group	$100.00	$92.41	$99.39	$109.74	$174.01	$182.23

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

	Year Ended December 31,
	2014	2013(1)	2012(1)	2011(1)	2010(1)
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$719,483	$677,171	$612,689	$577,862	$561,153
Operating expenses	629,804	593,339	540,305	504,324	494,803

Gross margin	89,679	83,832	72,384	73,538	66,350
Corporate general and administrative expenses	34,183	34,398	30,209	31,533	29,569

Operating income	55,496	49,434	42,175	42,005	36,781
Other income (expense):
Interest expense	(13,124)	(15,374)	(14,999)	(16,047)	(13,868)
Gain on sale of operations, net	1,303	79	2,766	2,920	466
Other income, net (2)	6,893	7,817	8,215	3,200	3,231

Total other expense, net	(4,928)	(7,478)	(4,018)	(9,927)	(10,171)
Income from continuing operations before income tax expense	50,568	41,956	38,157	32,078	26,610
Income tax expense	20,154	16,577	14,364	12,358	9,816

Income from continuing operations	30,414	25,379	23,793	19,720	16,794
(Loss) income from operations of discontinued operations, net of tax	(754)	2,148	7,263	8,273	8,693
Gain (loss) on disposal of discontinued operations, net of tax	99	58,336	90	14	(973)

Net income	$29,759	$85,863	$31,146	$28,007	$24,514

Basic weighted average common shares	48,343	48,632	49,002	49,328	57,692
Diluted weighted average common shares	51,487	49,141	49,252	49,599	58,193
Diluted earnings per share:
Continuing operations	$0.59	$0.52	$0.48	$0.40	$0.29
Net income	$0.58	$1.75	$0.63	$0.56	$0.42
Other Data:
Total assets	$991,244	$897,458	$970,191	$812,357	$756,299
Long-term debt (3)	$203,969	$173,756	$332,538	$265,527	$235,663
Total liabilities	$591,399	$523,012	$674,959	$552,199	$526,627
Total stockholders’ equity	$399,845	$374,446	$295,232	$260,158	$229,672
Adjusted EBITDA (4)	$83,748	$75,542	$66,538	$59,945	$56,193

(1)	Amounts for 2013, 2012, 2011, and 2010 have been reclassified to conform to the current year presentation, including the impact of discontinued operations.

(2)	“Other income (expense), net” includes gains or losses attributable to assets held in the Company’s deferred compensation plan which totaled a gain (loss) of $3.7 million, $8.2 million, $4.3 million, $(0.4) million and $3.7 million for 2014, 2013, 2012, 2011 and 2010, respectively. These gains or losses do not impact “Income from continuing operations” as they are directly offset by compensation to the Plan participants. During 2014, 2013, 2012 and 2011, CBIZ recorded other income (expense) of $4.0 million, ($0.9) million, $1.0 million and $3.5 million, respectively, related to increases/decreases in the fair value of contingent consideration related to CBIZ’s prior acquisitions. During 2014, CBIZ recorded a $1.5 million loss in “Other income (expense), net” from the early retirement of $32.4 million face value of its 2010 Notes. Included in 2012 are proceeds of $1.9 million related to a legal settlement. During 2010, CBIZ recorded a $2.0 million loss in “Other income (expense), net” from the early retirement of $60.0 million face value of its 2006 Notes.

(3)	Represents bank debt and the convertible notes, which are reported in “Other non-current liabilities” in the accompanying Consolidated Balance Sheets.

(4)	Adjusted EBITDA, a Non-GAAP measure, represents income from continuing operations before income tax expense, interest expense, gain on sale of operations, net, and depreciation and amortization expense. Adjusted EBITDA for 2014 and 2010 also excludes the loss resulting from the retirement of $32.4 million and $60.0 million of its 2010 Notes and 2006 Notes, respectively. See note (2) above for a description of these items. The Company has included Adjusted EBITDA because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company’s ability to service debt. Adjusted EBITDA should not be regarded as an alternative or replacement to any measurement of performance under generally accepted accounting principles.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist in the understanding of CBIZ’s financial position at December 31, 2014 and 2013, and results of operations and cash flows for each of the years ended December 31, 2014, 2013 and 2012. This discussion should be read in conjunction with CBIZ’s consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” and “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Executive Summary

Revenue for the year ended December 31, 2014 increased by 6.2% to $719.5 million from $677.2 million for 2013. The increase in revenue was due to a combination of newly acquired operations, which resulted in an increase of $23.7 million, or 3.5%, and an increase in same-unit revenue of $18.6 million, or 2.7%.

Earnings per diluted share from continuing operations were $0.59 for the year ended December 31, 2014 compared to $0.52 per diluted share from continuing operations for the year ended December 31, 2013. The fully diluted weighted average share count increased to 51.5 million shares at December 31, 2014 from 49.1 million shares during the same period in 2013, primarily due to the accounting for approximately 2.0 million common share equivalents related to the 2010 Notes. Excluding the impact of the share equivalents related to the 2010 Notes, fully diluted earnings per share from continuing operations would have been $0.61 for the year ended December 31, 2014.

Non-GAAP earnings per diluted share were $1.07 and $1.08 for the years ended December 31, 2014 and 2013, respectively. Excluding the impact of the share equivalents related to the 2010 Notes, Non-GAAP earnings per diluted share would have been $1.12 and $1.08 for the years ended December 31, 2014 and 2013, respectively. CBIZ believes Non-GAAP earnings per diluted share illustrates the impact of certain non-cash charges on income from continuing operations and is a useful performance measure for the Company, its analysts and its stockholders. Non-GAAP earnings per diluted share is a measurement prepared on a basis other than generally accepted accounting principles (“GAAP”). As such, the Company has included this data and has provided a reconciliation to the nearest GAAP measurement, “earnings per diluted share from continuing operations.” Reconciliations for the years ended December 31, 2014, 2013 and 2012 are provided in the “Results of Operations – Continuing Operations” section that follows.

The following items highlight the Company’s significant strategic accomplishments and other events for the year ended December 31, 2014.

•

On July 28, 2014, CBIZ replaced its $275.0 million unsecured credit facility with a new $400.0 million unsecured credit facility (the “credit facility”) with Bank of America, N.A., as agent for a group of eight participating banks. The credit facility will provide the Company with the continued ability to grow through strategic acquisitions and the flexibly to refinance the 2010 Notes. In addition, the new credit facility will enable the Company to lower borrowing costs and simplify its capital structure. The new credit facility will expire in July 2019. The balance outstanding under the then-applicable credit facility was $107.4 million and $48.5 million at December 31, 2014 and December 31, 2013, respectively.

•

For the year ended December 31, 2014, the Company paid cash of $30.6 million and issued 1.5 million shares of CBIZ common stock in exchange for retiring $32.4 million of its outstanding $130.0 million 2010 Notes in privately negotiated transactions. The 2010 Notes mature on October 1, 2015 unless earlier redeemed, repurchased or converted.

•	During the year ended December 31, 2014, CBIZ acquired six businesses:

First quarter 2014

•

Clearview, located in Waltham, Massachusetts, is a specialized employee benefits broker focused on providing employee benefit solutions to clients with more than 100 employees. Annualized revenues are estimated to be approximately $2.5 million and are reported in the Employee Services practice group.

•

Centric, located in New Providence, New Jersey, is an insurance broker providing property and casualty insurance, with a specialty in education and public schools. Annualized revenues are estimated to be approximately $1.6 million and are reported in the Employee Services practice group.

•

LBR, located in Tampa Bay, Florida, is a professional tax, accounting and consulting service provider with significant experience and expertise in matrimonial and family law litigation support, not-for-profit entities and health care provider services. Annualized revenues are estimated to be approximately $9.8 million and are reported in the Financial Services practice group.

Second quarter 2014

•

Tegrit, based in Akron, Ohio, is a national provider of actuarial consulting and retirement plan administration. Annualized revenues are estimated to be approximately $8.5 million and are reported in the Employee Services practice group.

Third quarter 2014

•

Sattler, based in Lewiston, Idaho, provides property and casualty, personal, and life insurance services, with a specialty in outdoor recreation insurance, to businesses across the United States. Annualized revenues are estimated to be approximately $1.6 million and are reported in the Employee Services practice group.

Fourth quarter 2014

•

W&C, located in Delray Beach, Florida, is a full service insurance brokerage firm offering clients a complete line of services including commercial lines, personal lines, risk management, and employee benefits. Annualized revenues are estimated to be approximately $9.0 million and are reported in the Employee Services practice group.

•

During the year ended December 31, 2014, CBIZ also purchased four client lists, three of which are reported in the Financial Services practice group and one of which reported in the Employee Services practice group.

•	During the year ended December 31, 2014, CBIZ decided to divest four businesses:

•

CBIZ made the decision to divest the operations of two small businesses under the Financial Services practice group. These businesses are being held for sale at December 31, 2014 with the results of operations for these businesses being recorded in “(Loss) income from operations of discontinued operations, net of tax” in the accompanying Consolidated Statements of Comprehensive Income.

•

CBIZ sold a business from the Financial Services practice group for $2.9 million. A gain of $1.2 million was recorded in “Gain on sale of operations, net” in the accompanying Consolidated Statements of Comprehensive Income for the year ended December 31, 2014.

•

CBIZ sold the assets of its property tax business located in Leawood, Kansas for a purchase price of $1.2 million. An insignificant gain was recorded in “Gain on disposal of discontinued operations, net of tax” in the accompanying Consolidated Statements of Comprehensive Income for the year ended December 31, 2014. The property tax business was classified as held for sale during the comparable period in 2013 and was previously reported in the Financial Services practice group.

•

CBIZ believes that repurchasing shares of its common stock provides value to its stockholders. CBIZ repurchased approximately 3.2 million shares of its common stock on the open market during 2014 at a total cost of approximately $26.7 million. On February 11, 2015, CBIZ’s Board of Directors authorized the purchase of up to 5.0 million shares of CBIZ common stock through March 31, 2016. The shares may be repurchased in the open market or through privately negotiated purchases in accordance with SEC rules.

•

Subsequent to December 31, 2014 up to the date of this filing, CBIZ repurchased approximately 600,000 shares at a total cost of approximately $5.0 million under a Rule 10b5-1 trading plan, which allows CBIZ to repurchase shares below a predetermined price per share.

•

On October 29, 2014, Steven L. Gerard announced that he will retire as CBIZ, Inc. CEO in March 2016, following the filing of the Company’s Annual Report on Form 10-K for the year ending December 31, 2015. Following his retirement, Mr. Gerard will continue to serve as Chairman of the Company’s Board of Directors. The Company’s Board of Directors has indicated that it will appoint Jerome P. Grisko, Jr., currently President and COO of the Company, as Mr. Gerard’s successor.

•

During the year ended December 31, 2013, CBIZ, through its subsidiary CBIZ Operations, Inc., an Ohio corporation, completed the sale of all of the issued and outstanding capital stock of MMP to Zotec Partners, LLC, an Indiana limited liability company, for a purchase price of $201.6 million, subject to final working capital adjustments which were insignificant and recorded in “Gain on disposal of discontinued operations, net of tax” in the accompanying Consolidated Statements of Comprehensive Income for the year ended December 31, 2014. The results of operations for MMP for the years ended December 31, 2013 and 2012 are included in “(Loss) income from operations of discontinued operations, net of tax.” The gain on the sale of MMP of approximately $58.3 million was recorded in “Gain on disposal of discontinued operations, net of tax” in the accompanying Consolidated Statements of Comprehensive Income for the year ended December 31, 2013. Prior to the completion of this transaction, MMP was considered one of CBIZ’s practice groups. Following the closing of the MMP transaction, the Company operates in three operating practice groups.

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

Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on July 1, 2014, revenue for the period January 1, 2015 through June 30, 2015 would be reported as revenue from acquired businesses; same-unit revenue would include revenue for the periods July 1 through December 31 of both years. Divested operations represent operations that did not meet the criteria for treatment as discontinued operations. Those businesses that have met the requirements to be treated as a discontinued operation are eliminated from continuing operations for all periods presented below.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenue

The following table summarizes total revenue for the years ended December 31, 2014 and 2013 (in thousands, except percentages):

	Year Ended December 31,
	2014	2013	$ Change	% Change
Same-unit revenue
Financial Services	$454,809	$441,787	$13,022	2.9%
Employee Services	211,514	204,863	6,651	3.2%
National Practices	29,455	30,074	(619)	(2.1)%

Total same-unit revenue	695,778	676,724	19,054	2.8%
Acquired businesses	23,705	—	23,705
Divested operations	—	447	(447)

Total revenue	$719,483	$677,171	$42,312	6.2%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups”.

Gross margin and operating expenses – Operating expenses increased to $629.8 million for the year ended December 31, 2014 from $593.3 million in 2013, but remained flat as a percentage of revenue at 87.5% for the year ended December 31, 2014 and 87.6% for the same period in 2013. Excluding the impact of the Company’s deferred compensation plan, operating expenses as a percentage of revenue increased by 0.6%. The primary components of operating expenses for the years ended December 31, 2014 and 2013 are illustrated in the following table:

	2014		2013
	% of Operating Expense	% of Revenue	% of Operating Expense	% of Revenue	Change in % of Revenue
Personnel costs	76.8%	67.2%	76.2%	66.8%	0.4%
Occupancy costs	5.9%	5.1%	6.1%	5.3%	(0.2)%
Travel and related costs	3.9%	3.4%	3.7%	3.3%	0.1%
Depreciation and amortization	3.1%	2.7%	3.0%	2.6%	0.1%
Computer costs	1.4%	1.2%	1.1%	1.0%	0.2%
Other (1)	8.4%	7.5%	8.7%	7.5%	—

Subtotal	99.5%	87.1%	98.8%	86.5%	0.6%
Deferred compensation costs	0.5%	0.4%	1.2%	1.1%	(0.7)%

Total operating expenses	100.0%	87.5%	100.0%	87.6%	(0.1)%

Gross margin		12.5%		12.4%	0.1%

(1)	Other operating expenses include professional fees, office expenses, restructuring charges, bad debt and other expenses, none of which are individually significant as a percentage of total operating expenses.

Personnel costs as a percentage of revenue increased 0.4% to 67.2% for the year ended December 31, 2014 compared to the same period in 2013 due to a 0.4% increase in salaries and wages and related benefits costs attributable to growth in our employee headcount and other expenses necessary to support the growth in our business. Personnel costs as a percentage of revenue experienced by the individual practice groups are discussed in further detail under “Operating Practice Groups.” The adjustments to the fair value of investments held in relation to the deferred compensation plan totaled a gain of $3.2 million and $7.4 million for the years ended

December 31, 2014 and 2013, respectively. These adjustments are recorded as compensation expense and are offset by the same adjustments to “Other income, net”, and thus do not have an impact on net income. Although these adjustments are recorded as operating expenses, they are not allocated to the individual practice groups.

Corporate general and administrative expenses – Corporate general and administrative (“G&A”) expenses remained flat at $34.2 million for the year ended December 31, 2014 and $34.4 million for the comparable period in 2013, but decreased as a percentage of revenue by 0.3% to 4.8% for the year ended December 31, 2014.

The primary components of G&A expenses for the years ended December 31, 2014 and 2013 are illustrated in the following table:

	2014		2013
	% of G&A Expense	% of Revenue	% of G&A Expense	% of Revenue	Change in % of Revenue
Personnel costs	54.8%	2.6%	50.8%	2.6%	—
Professional fees	15.0%	0.7%	19.7%	1.0%	(0.3)%
Computer costs	6.5%	0.3%	6.0%	0.3%	—
Travel and related costs	3.5%	0.2%	3.4%	0.2%	—
Legal settlement costs	2.5%	0.1%	1.8%	0.1%	—
Occupancy costs	2.5%	0.1%	2.4%	0.1%	—
Depreciation and amortization	1.3%	0.1%	0.8%	—	0.1%
Other (1)	12.4%	0.6%	12.8%	0.7%	(0.1)%

Subtotal	98.5%	4.7%	97.7%	5.0%	(0.3)%
Deferred compensation costs	1.5%	0.1%	2.3%	0.1%	—

Total corporate general and administrative expenses	100.0%	4.8%	100.0%	5.1%	(0.3)%

(1)	Other G&A expenses include office expenses, insurance expense and other expenses, none of which are individually significant as a percentage of total corporate G&A expenses.

The decrease in G&A expenses as a percentage of revenue is primarily attributable to the decrease of 0.3% in professional fees. This decrease is a result of lower legal fees incurred in 2014 compared to 2013.

Interest expense – Interest expense decreased by $2.3 million to $13.1 million for the year ended December 31, 2014 from $15.4 million for the comparable period in 2013. The decrease in interest expense was primarily due to a decrease in the average debt balance outstanding under the credit facility and 2010 Notes. The average debt balance under the credit facility decreased to $96.5 million for the year ended December 31, 2014 compared to $153.3 million for the same period in 2013, as well as a decrease in the weighted average interest rate to 2.44% for the year ended December 31, 2014 compared to 2.99% for the same period in 2013. The average debt balance outstanding under the 2010 Notes decreased to $112.3 million for the year ended December 31, 2014 compared to $122.4 million for the same period in 2013. Debt is further discussed under “Liquidity and Capital Resources” and in Note 8 of the accompanying consolidated financial statements.

Gain on sale of operations, net – The gain on sale of operations, net was $1.3 million and $0.1 million for the years ended December 31, 2014 and 2013, respectively. The net gain in 2014 was primarily comprised of the $1.2 million recognized from the 2014 sale of a business from the Financial Services practice group.

Other income, net – Other income, net for the year ended December 31, 2014 primarily consisted of adjustments to the fair value of the Company’s contingent purchase price liability related to prior acquisitions which resulted in other income of $4.0 million, a $3.7 million gain in the fair value of investments held in the rabbi trust related to the deferred compensation plan and interest income of $0.6 million, partially offset by a $1.5 million loss related to the repurchase of $32.4 million of the Company’s outstanding 2010 Notes. Regarding the deferred compensation plan, the adjustments to the investments held in the rabbi trust do not impact CBIZ’s net income as they are offset by a corresponding increase or decrease to the compensation expense, which is recorded as operating and G&A expenses in the accompanying Consolidated Statements of Comprehensive Income. Other income, net for the year ended December 31, 2013 primarily consisted of a $8.2 million gain in the fair value of investments related to the deferred compensation plan, interest income of $0.5 million, partially offset by adjustments to the fair value of the Company’s contingent purchase price liability related to prior acquisitions which resulted in other expense of $0.9 million.

Income taxes – CBIZ recorded income tax expense from continuing operations of $20.2 million and $16.6 million for the years ended December 31, 2014 and 2013, respectively. The effective tax rate for the years ended December 31, 2014 and 2013 was 39.9% and 39.5%, respectively. The increase in the effective tax rate is primarily due to an increase in a valuation allowance related to a state tax credit carryforward in 2014. For further discussion regarding income tax expense, see Note 7 to the accompanying consolidated financial statements.

Earnings per share and Non-GAAP earnings per share – Earnings per diluted share from continuing operations were $0.59 for the year ended December 31, 2014 compared to $0.52 per diluted share from continuing operations for the year ended December 31, 2013. The fully diluted weighted average share count increased to 51.5 million shares at December 31, 2014 from 49.1 million shares during the same period in 2013, primarily due to the accounting for approximately 2.0 million common share equivalents related to the 2010 Notes. Excluding the impact of the share equivalents related to the 2010 Notes, fully diluted earnings per share from continuing operations would have been $0.61 for the year ended December 31, 2014.

Non-GAAP earnings per diluted share were $1.07 and $1.08 for the years ended December 31, 2014 and 2013, respectively. Excluding the impact of the share equivalents related to the 2010 Notes, Non-GAAP earnings per diluted share would have been $1.12 and $1.08 for the years ended December 31, 2014 and 2013, respectively. CBIZ believes Non-GAAP earnings per diluted share illustrates the impact of certain non-cash charges on income from continuing operations and is a useful performance measure for the Company, its analysts and its stockholders. Management uses these performance measures to evaluate CBIZ’s business, including ongoing performance and the allocation of resources. Non-GAAP earnings and Non-GAAP earnings per diluted share are provided in addition to the presentation of GAAP measures and should not be regarded as a replacement of alternative of performance under GAAP

The following is a reconciliation of income from continuing operations to Non-GAAP earnings from operations and earnings per diluted share from continuing operations to Non-GAAP earnings per diluted share from continuing operations for the years ended December 31, 2014 and 2013.

NON-GAAP EARNINGS AND PER SHARE DATA

Reconciliation of Income from Continuing Operations to  Non-GAAP Earnings from Continuing Operations

	Year Ended December 31,
	2014	Per Share	2013	Per Share
	(In thousands, except per share data)
Income from continuing operations (1)	$30,414	$0.59	$25,379	$0.52
Selected non-cash charges:
Amortization expense	14,478	0.29	13,535	0.27
Depreciation expense	5,353	0.10	4,756	0.10
Non-cash interest on convertible notes	2,728	0.05	2,840	0.06
Stock-based compensation	6,205	0.12	5,655	0.12
Adjustment to contingent earnouts	(3,988)	(0.08)	865	0.01

Non-cash charges	$24,776	$0.48	$27,651	$0.56

Non-GAAP earnings – continuing operations (2)	$55,190	$1.07	$53,030	$1.08

(1)	Excluding the impact of the 2.0 million common share equivalents related to the 2010 Notes, fully diluted earnings per share from continuing operations would have been $0.61 for the year ended December 31, 2014.

(2)	Excluding the impact of the 2.0 million common share equivalents related to the 2010 Notes, Non-GAAP earnings per diluted share from continuing operations would have been $1.12 for the year ended December 31, 2014.

Operating Practice Groups

Financial Services

	Year Ended December 31,
	2014	2013	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$454,809	$441,787	$13,022	2.9%
Acquired businesses	10,321	—	10,321
Divested operations	—	—	—

Total revenue	465,130	441,787	23,343	5.3%
Operating expenses	399,783	380,660	19,123	5.0%

Gross margin	$65,347	$61,127	$4,220	6.9%

Gross margin percent	14.0%	13.8%

The growth in same-unit revenue was approximately 50% attributable to the traditional accounting and tax services and 50% attributable to stronger performance in the units that provide certain national services. The growth in the traditional accounting and tax services was due to modest price increases on services performed during the year ended December 31, 2014 compared to the same period a year ago. Growth in the national units was primarily due to a 9.7% increase in revenue related to those units that provide valuation services and a 6.0% increase in revenue related to the federal and state governmental health care compliance industry.

The growth in revenue from acquisitions was provided by:

•	Knight Field Fabry, LLP (“Knight”), located in Denver, Colorado, acquired in 2013, and

•	LBR, located in Tampa, Florida, acquired in 2014.

CBIZ provides a range of services to affiliated CPA firms under joint referral and ASAs. Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying Consolidated Statements of Comprehensive Income and were approximately $132.2 million and $133.5 million for the years ended December 31, 2014 and 2013, respectively. The decrease in ASA fees was primarily due to a decrease in demand for attest services.

The largest components of operating expenses for the Financial Services practice group are personnel costs, occupancy costs, and travel and related costs which represented 89.5% and 89.3% of total operating expenses for the years ended December 31, 2014 and 2013, respectively. Personnel costs increased $15.8 million during the year ended December 31, 2014 compared to the same period in 2013, and represented 68.4% and 68.5% of revenue for the years ended December 31, 2014 and 2013, respectively. The increase was largely attributable to the acquisition of LBR and Knight, comprising $7.7 million of the variance, as well as a same-unit increase of $8.1 million due to staff compensation increases and an increase in headcount, particularly at the units offering national services. Occupancy costs are relatively fixed in nature and were $24.6 million and $23.9 million, or 5.3% and 5.4% of revenue, for the years ended December 31, 2014 and 2013, respectively. The increase in occupancy costs is related primarily to the LBR acquisition. Travel and related costs were $14.8 million and

$13.4 million, or 3.2% and 3.0% of total revenue, for the years ended December 31, 2014 and 2013, respectively. The increase in travel and related costs was due to a higher volume of engagement-related costs (which are billed to clients) and the impact of the LBR acquisition. In addition to the expenses discussed above, professional service costs were $4.1 million and $6.2 million, or 0.9% and 1.4% of total revenue, for the years ended December 31, 2014 and 2013, respectively. The decrease in professional service costs primarily resulted from a decrease in the use of third-party consultants at the units offering federal and state governmental health care consulting services. The increase in headcount as mentioned above replaced the need for certain outside services.

Employee Services

	Year Ended December 31,
	2014	2013	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$211,514	$204,863	$6,651	3.2%
Acquired businesses	13,384	—	13,384
Divested operations	—	—	—

Total revenue	224,898	204,863	20,035	9.8%
Operating expenses	186,002	168,696	17,306	10.3%

Gross margin	$38,896	$36,167	$2,729	7.5%

Gross margin percent	17.3%	17.7%

The increase in same-unit revenue was attributable to several factors. Employee benefits revenues increased $2.7 million, or 3.0%, due to strong client retention and growth from new clients in 2014 as well as an increase in volume-based carrier bonus payments. Property and casualty revenues increased $2.8 million, or 7.5%, primarily due to strong performance within the specialty program businesses and an increase in volume-based carrier bonus payments. Payroll business revenues increased $0.6 million, or 2.1%, due to an increase in volume resulting from new clients coupled with pricing increases for core services. Retirement consulting revenues increased $0.9 million, or 3.0%, due to net growth in assets resulting from client contributions and favorable equity market conditions. Human capital services revenue increased $0.9 million, or 11.3%, due to higher billings in the third and fourth quarters of 2014 compared to the same time period of 2013. These increases were partially offset by a decline in the life insurance business of $1.2, million or 16.9%, due to a decline in the average policy premium.

The growth in revenue from acquisitions was provided by:

•	Associated Insurance Agents (“AIA”), a property and casualty and employee benefits business located in Minneapolis, Minnesota, that was acquired in 2013;

•	Clearview, an employee benefits broker located in Waltham, Massachusetts, that was acquired in 2014;

•	Centric, a property and casualty firm located in New Providence, New Jersey, that was acquired in 2014;

•	Tegrit, a retirement plan services business located in Akron, Ohio, that was acquired in 2014;

•	Sattler, a property and casualty firm located in Lewiston, Idaho, that was acquired in 2014; and

•	W&C, primarily a property and casualty firm located in Delray Beach, Florida, that was acquired in 2014.

The largest components of operating expenses for the Employee Services group are personnel costs, including commissions paid to third party brokers, and occupancy costs, representing 81.4% and 82.1% of total operating expenses for the year ended December 31, 2014 and 2013, respectively. Excluding costs related to the acquired businesses of $6.8 million, personnel costs increased approximately $5.6 million, primarily due to commissions paid to producers relating to new revenue growth in the employee benefits, property and casualty, payroll, human capital services, and retirement services businesses. Occupancy costs are relatively fixed and were $11.5 million and $11.3 million in the years ended December 31, 2014 and 2013, respectively, and increased due to the acquisitions in 2014.

National Practices

	Year Ended December 31,
	2014	2013	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$29,455	$30,074	$(619)	(2.1)%
Acquired businesses	—	—	—
Divested operations	—	447	(447)

Total revenue	29,455	30,521	(1,066)	(3.5)%
Operating expenses	26,798	27,589	(791)	(2.9)%

Gross margin	$2,657	$2,932	$(275)	(9.4)%

Gross margin percent	9.0%	9.6%

The National Practices group is primarily comprised of a cost-plus contract with CBIZ’s largest client (Edward Jones) and CBIZ’s health care consulting business. Since 1999, the cost-plus contract period with Edward Jones has been renewed with the most recent renewal through December 31, 2018. Revenues from the Edward Jones business accounted for approximately 70.0% of the National Practice group’s revenue, with the health care consulting accounting for the remaining revenue.

The decrease in revenue was attributable to an increase in services provided in 2013 to Edward Jones as a result of an increase in required technology support, whereas no such increase occurred during the comparable period in 2014. Effective December 31, 2013, CBIZ sold its merger and acquisition business which comprises the divested operations reflected in the table above.

The largest components of operating expenses for the National Practices group are personnel costs, occupancy costs and travel and related costs representing 96.0% and 94.5% of total operating expenses for the years ended December 31, 2014 and 2013, respectively. Personnel costs decreased $0.8 million for the year ended December 31, 2014 compared to the same period in 2013, and remained flat as a percentage of revenue at 83.1% and 82.9% for the years ended December 31, 2014 and 2013, respectively. The decrease in personnel costs is due primarily to an increase in demand for services provided under the Edward Jones cost-plus contract arrangement in 2013, whereas no such increase occurred during the comparable period in 2014.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenue

The following table summarizes total revenue for the years ended December 31, 2013 and 2012 (in thousands, except percentages):

	Year Ended December 31,
	2013	2012	$ Change	% Change
Same-unit revenue
Financial Services	$409,065	$396,346	$12,719	3.2%
Employee Services	187,430	186,217	1,213	0.7%
National Practices	30,074	29,434	640	2.2%

Total same-unit revenue	626,569	611,997	14,572	2.4%
Acquired businesses	50,155	—	50,155
Divested operations	447	692	(245)

Total revenue	$677,171	$612,689	$64,482	10.5%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups”.

Gross margin and operating expenses – Operating expenses increased to $593.3 million for the year ended December 31, 2013 from $540.3 million for the same period in 2012, and decreased as a percentage of revenue to 87.6% for the year ended December 31, 2013 from 88.2% for the comparable period in 2012. The primary components of operating expenses for the years ended December 31, 2013 and 2012 are illustrated in the following table:

	2013		2012
	% of Operating Expense	% of Revenue	% of Operating Expense	% of Revenue	Change in % of Revenue
Personnel costs	76.2%	66.8%	76.7%	67.6%	(0.8)%
Occupancy costs	6.1%	5.3%	6.5%	5.7%	(0.4)%
Travel and related costs	3.7%	3.3%	3.5%	3.1%	0.2%
Depreciation and amortization	3.0%	2.6%	2.9%	2.6%	—
Professional fees	1.4%	1.2%	1.0%	0.8%	0.4%
Other (1)	8.4%	7.3%	8.7%	7.8%	(0.5)%

Subtotal	98.8%	86.5%	99.3%	87.6%	(1.1)%
Deferred compensation costs	1.2%	1.1%	0.7%	0.6%	0.5%

Total operating expenses	100.0%	87.6%	100.0%	88.2%	(0.6)%

Gross margin		12.4%		11.8%	0.6%

(1)	Other operating expenses include office expenses, equipment costs, restructuring charges, bad debt and other expenses, none of which are individually significant as a percentage of total operating expenses.

Personnel costs as a percentage of revenue decreased 0.8% to 66.8% for the year ended December 31, 2013 compared to 2012 due to the leveraging of labor costs in relation to the increase in revenues. Personnel costs as a percentage of revenue experienced by the individual practice groups are discussed in further detail under “Operating Practice Groups.” The decrease in occupancy costs of 0.4% of revenue was a result of the fixed nature of occupancy costs. The increase in professional fees primarily relates to the increase in the use of third party consultants in CBIZ’s expanded governmental audit practice where outside professional services are needed. The increase in deferred compensation costs of 0.5% resulted from adjustments to the fair value of investments held in the deferred compensation plan. The adjustments to the fair value of investments held in relation to the deferred compensation plan totaled a gain of $7.4 million and $3.8 million for the years ended December 31, 2013 and 2012, respectively. These adjustments are recorded as compensation expense and are offset by the same adjustments to “other income, net,” and thus do not have an impact on net income. Although these adjustments are recorded as operating expenses, they are not allocated to the individual practice groups

Corporate general and administrative expenses – G&A expenses increased by $4.2 million to $34.4 million for the year ended December 31, 2013, from $30.2 million for the same period in 2012, and increased as a percent of revenue by 0.2% to 5.1% for the year ended December 31, 2013.

The primary components of G&A expenses for the years ended December 31, 2013 and 2012 are illustrated in the following table:

	2013		2012
	% of G&A Expense	% of Revenue	% of G&A Expense	% of Revenue	Change in % of Revenue
Personnel costs	50.8%	2.6%	56.4%	2.8%	(0.2)%
Professional fees	19.7%	1.0%	11.0%	0.5%	0.5%
Computer costs	6.0%	0.3%	6.5%	0.3%	—
Travel and related costs	3.4%	0.2%	4.1%	0.2%	—
Occupancy costs	2.4%	0.1%	2.9%	0.1%	—
Legal settlement costs	1.8%	0.1%	3.5%	0.2%	(0.1)%
Depreciation and amortization	0.8%	—	1.1%	0.1%	(0.1)%
Other (1)	12.8%	0.7%	12.7%	0.6%	0.1%

Subtotal	97.7%	5.0%	98.2%	4.8%	0.2%
Deferred compensation costs	2.3%	0.1%	1.8%	0.1%	—

Total corporate general and administrative expenses	100.0%	5.1%	100.0%	4.9%	0.2%

(1)	Other G&A expenses include office expenses, insurance expense and other expenses, none of which are individually significant as a percentage of total corporate G&A expenses.

The increase in G&A expenses as a percentage of revenue is primarily attributable to the increase of 0.5% in professional fees. This increase is a result of CBIZ recording a recovery of legal fees in the fourth quarter of 2012 that was attributable to reimbursement of incurred legal expenses.

Interest expense – Interest expense increased by $0.4 million to $15.4 million for the year ended December 31, 2013 from $15.0 million for the comparable period in 2012. The increase is primarily due to an increase in amortization of the discount related to the 2010 Notes as well as amortization of deferred debt costs related to the credit facility. Debt is further discussed under “Liquidity and Capital Resources” and in Note 8 of the accompanying consolidated financial statements.

Gain on sale of operations, net – The gain on sale of operations, net was $0.1 million and $2.8 million for the years ended December 31, 2013 and 2012, respectively. The net gain in 2012 was primarily comprised of the $2.5 million gain recognized from the 2011 sale of the Company’s individual wealth management business.

Other income, net – Other income, net for the year ended December 31, 2013 primarily consisted of an $8.2 gain in the fair value of investments held in the rabbi trust related to the deferred compensation plan and interest income of $0.5 million, offset by adjustments to the fair value of the Company’s contingent purchase price liability related to prior acquisitions which resulted in other expense of $0.9 million. Regarding the deferred compensation plan, the adjustments to the investments held in the rabbi trust do not impact CBIZ’s net income as they are offset by a corresponding increase or decrease to the compensation expense, which is recorded as operating and G&A expenses in the accompanying Consolidated Statements of Comprehensive Income. Other income, net for the year ended December 31, 2012 primarily consisted of a $4.3 million gain in the fair value of investments related to the deferred compensation plan, proceeds from various legal settlements of $2.5 million, adjustments to the fair value of the Company’s contingent purchase price liability related to prior acquisitions which resulted in other income of $1.0 million, and interest income of $0.3 million.

Income taxes – CBIZ recorded income tax expense from continuing operations of $16.6 million and $14.4 million for the years ended December 31, 2013 and 2012, respectively. The effective tax rate for the years ended December 31, 2013 and 2012 was 39.5% and 37.6%, respectively. The increase in the effective tax rate is primarily due to an increase in state taxes driven by a release of a valuation allowance in 2012 with respect to a state tax credit carryforward as well as a lower amount of valuations allowances released in 2013 compared to 2012 with respect to state net operating losses. For further discussion regarding income tax expense, see Note 7 to the accompanying consolidated financial statements.

Earnings per share and Non-GAAP earnings per share – Earnings per share from continuing operations were $0.52 and $0.48 per diluted share for the years ended December 31, 2013 and 2012, respectively. Earnings per share for the year ended December 31, 2012 included a gain of approximately $0.02 per diluted share related to a legal settlement recovery that was recorded in other income, net and a gain of approximately $0.03 per diluted share related to the divestiture of the wealth management business.

Non-GAAP earnings per share were $1.08 and $0.93 per diluted share for the years ended December 31, 2013 and 2012, respectively. The Company believes Non-GAAP earnings and Non-GAAP earnings per diluted share, which are both non-GAAP measures, illustrate the impact of certain non-cash charges to income from continuing operations and are a useful performance measure for the Company, its analysts and its stockholders. Management uses these performance measures to evaluate CBIZ’s business, including ongoing performance and the allocation of resources. Non-GAAP earnings and Non-GAAP earnings per diluted share are provided in addition to the presentation of GAAP measures and should not be regarded as a replacement or alternative of performance under GAAP.

The following is a reconciliation of income from continuing operations to Non-GAAP earnings from operations and earnings per diluted share from continuing operations to Non-GAAP earnings per diluted share from continuing operations for the years ended December 31, 2013 and 2012.

NON-GAAP EARNINGS AND PER SHARE DATA

Reconciliation of Income from Continuing Operations to Non-GAAP Earnings from Continuing Operations

	Year Ended December 31,
	2013	Per Share	2012	Per Share
	(In thousands, except per share data)
Income from continuing operations	$25,379	$0.52	$23,793	$0.48
Adjustment for gain on sale of operations	—	—	(1,547)	(0.03)
Selected non-cash charges:
Amortization	13,535	0.27	11,460	0.23
Depreciation	4,756	0.10	4,688	0.10
Non-cash interest on convertible notes	2,840	0.06	2,638	0.05
Stock-based compensation	5,655	0.12	5,888	0.12
Adjustment to contingent earnouts	865	0.01	(953)	(0.02)

Non-cash charges	$27,651	$0.56	$22,174	$0.45

Non-GAAP earnings – continuing operations	$53,030	$1.08	$45,967	$0.93

Operating Practice Groups

Financial Services

	Year Ended December 31,
	2013	2012	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$409,064	$396,346	$12,718	3.2%
Acquired businesses	32,723	—	32,723
Divested operations	—	—	—

Total revenue	441,787	396,346	45,441	11.5%
Operating expenses	380,660	342,539	38,121	11.1%

Gross margin	$61,127	$53,807	$7,320	13.6%

Gross margin percent	13.8%	13.6%

The growth in same-unit revenue was approximately 65% attributable to stronger performance in the units that provide certain national services and 35% attributable to the traditional accounting and tax services. Growth in the national units was primarily due to increased project work in the federal and state governmental health care compliance industry as well as in risk and advisory services. The growth in the traditional accounting and tax services was due to a 0.6% increase in billable hours and a 0.8% increase in revenue per hour for the year ended December 31, 2013 compared to the same period a year ago. Revenue from acquired businesses was the result of the acquisition of PHBV Partners, L.L.P. (“PHBV”), which occurred in 2012.

CBIZ provides a range of services to affiliated CPA firms under joint referral and ASAs. Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying consolidated statements of comprehensive income and were approximately $133.5 million and $109.4 million for the years ended December 31, 2013 and 2012, respectively. The increase in ASA fees was primarily the result of the PHBV acquisition.

The largest components of operating expenses for the Financial Services practice group are personnel costs, occupancy costs, and travel and related costs which represented 89.3% and 89.1% of total operating expenses for the years ended December 31, 2013 and 2012, respectively. Personnel costs increased $31.1 million during the year ended December 31, 2013 compared to the same period in 2012, and represented 68.5% of revenue for the years ended December 31, 2013 and 2012. The increase was largely attributable to the acquisition of PHBV, comprising $23.0 million of the variance, as well as a same-unit increase of $7.1 million due to increased headcount. Occupancy costs are relatively fixed in nature and were $23.9 million and $22.9 million, or 5.4% and 5.8% of revenue, for the years ended December 31, 2013 and 2012, respectively. The increase in occupancy costs is related primarily to the PHBV acquisition. Travel and related costs were $13.4 million and $11.1 million, or 3.0% and 2.8% of total revenue, for the years ended December 31, 2013 and 2012, respectively. The increase in travel and related costs was due to a higher volume of engagement-related costs (which are billed to clients) and professional staff training efforts, as well as from the impact of the PHBV acquisition. In addition to the expenses discussed above, professional service costs were $6.2 million and $3.2 million, or 1.4% and 0.8% of total revenue, for the years ended December 31, 2013 and 2012, respectively. The increase in professional service costs was associated with outside services related to client engagements for our federal and state governmental health care contracts.

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

The growth in revenue from acquisitions was provided by:

•	Strategic Employee Benefit Services, an employee benefits client list in the Chicago, Illinois market that was acquired in 2012;

•	Primarily Care, Inc., an employee benefits business located in Cranston, Rhode Island that was acquired in 2012;

•	Stoltz and Company, LTD., L.L.P., a property and casualty insurance and employee benefits business headquartered in Midland, Texas that was acquired in 2012;

•	Trinity Risk Advisors, Inc., a property and casualty insurance business located in Atlanta, Georgia that was acquired in 2012;

•	Strategic Employee Benefit Services – The Pruett Group, Inc., an employee benefits business headquartered in Nashville, Tennessee that was acquired in 2012;

•	The employee benefit division of Leavitt Pacific Insurance Brokers, Inc., located in the San Jose, California market that was acquired in 2012;

•	Diversified Industries, Inc. d/b/a Payroll Control Systems, a payroll business in Minneapolis, Minnesota that was acquired in 2012; and

•	AIA, a property and casualty and employee benefits business located in Minneapolis, Minnesota, that was acquired in 2013.

The largest components of operating expenses for the Employee Services group are personnel costs, including commissions paid to third party brokers, and occupancy costs, representing 82.1% and 82.6% of total operating expenses for the year ended December 31, 2013 and 2012, respectively. Excluding costs related to the acquired businesses of $9.7 million, personnel costs increased approximately $0.5 million, primarily due to commissions paid to producers relating to increased revenue in the property and casualty, payroll, and retirement services businesses. Occupancy costs are relatively fixed and were $11.3 million and $10.7 million for the years ended December 31, 2013 and 2012, respectively, and increased due to the acquisitions in 2013.

National Practices

	Year Ended December 31,
	2013	2012	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$30,074	$29,434	$640	2.2%
Acquired businesses	—	—	—
Divested operations	447	692	(245)

Total revenue	30,521	30,126	395	1.3%
Operating expenses	27,589	26,713	876	3.3%

Gross margin	$2,932	$3,413	$(481)	(14.1)%

Gross margin percent	9.6%	11.3%

The National Practices group is primarily comprised of a cost-plus contract with CBIZ’s largest client (Edward Jones) and CBIZ’s health care consulting business. Since 1999, the cost-plus contract period with Edward Jones has been renewed with the most recent renewal extending to December 31, 2018. Revenues from the Edward Jones business accounted for approximately 70.0% of the National Practice group’s revenue, with the health care consulting accounting for the remaining revenue. Effective December 31, 2013, CBIZ sold its mergers and acquisition business which comprises the divested operations reflected in the table above.

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

Financial Condition

Total assets were $991.2 million at December 31, 2014, an increase of $93.8 million versus December 31, 2013. Current assets of $379.3 million exceeded current liabilities of $295.2 million by $84.1 million.

Cash and cash equivalents increased by $0.2 million to $1.0 million at December 31, 2014 from $0.8 million at December 31, 2013. CBIZ historically maintains low cash levels and applies any available cash to pay down the outstanding debt balance. Restricted cash was $28.3 million at December 31, 2014, an increase of $6.2 million from $22.1 million at December 31, 2013. Restricted cash represents those funds held in connection with CBIZ’s Financial Industry Regulatory Authority-regulated businesses and funds held in connection with the pass through of insurance premiums to various carriers. Cash and restricted cash fluctuate during the year based on the timing of cash receipts and cash payments.

Accounts receivable, net, were $143.0 million at December 31, 2014, an increase of $4.9 million from December 31, 2013, and days sales outstanding (“DSO”) from continuing operations were 70 days and 73 days at December 31, 2014 and December 31, 2013, respectively. DSO represents accounts receivable and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve months daily revenue. CBIZ provides DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company’s ability to collect on receivables in a timely manner.

Other current assets were $15.3 million and $14.3 million at December 31, 2014 and December 31, 2013, respectively. Other current assets are primarily comprised of prepaid assets, rent deposits, and notes receivable. Balances may fluctuate during the year based upon the timing of cash payments, amortization of prepaid expenses, and activity related to notes receivable.

Funds held for clients of $182.8 million and $164.4 million at December 31, 2014 and 2013, respectively, and client fund obligations of $183.9 million and $164.3 million at December 31, 2014 and 2013, respectively, primarily relate to CBIZ’s payroll services business. The balances in these accounts fluctuate with the timing of cash receipts and the related cash payments. Client fund obligations can differ from funds held for clients due to changes in the market value of the underlying investments. The nature of these accounts is further described in Note 1 of the accompanying consolidated financial statements.

Deferred income taxes – non-current was a $2.9 million liability at December 31, 2014 compared to a $0.5 million asset at December 31, 2013. The change relates primarily to current year amortization of goodwill for tax purposes and deferred tax liabilities recorded in conjunction with current year acquisitions.

Property and equipment, net, decreased by $0.5 million to $18.5 million at December 31, 2014 from $19.0 million at December 31, 2013. The decrease is primarily the result of capital expenditures of $4.8 million partially offset by depreciation expense of $5.3 million. CBIZ’s property and equipment is primarily comprised of software, hardware, furniture and leasehold improvements.

Goodwill and other intangible assets, net increased by $58.9 million to $526.5 million at December 31, 2014 from $467.6 million at December 31, 2013. This increase is comprised of additions to goodwill of $52.1 million and additions to intangible assets of $23.3 million resulting from acquisitions. These additions are partially offset by $14.5 million of amortization expense and $0.6 million resulting from the sale of a discontinued operation as well as a $1.4 million related to a divested operation.

Assets of the deferred compensation plan represent participant deferral accounts and are directly offset by deferred compensation plan obligations. Assets of the deferred compensation plan were $60.3 million and $52.0 million at December 31, 2014 and December 31, 2013, respectively. The increase in assets of the deferred compensation plan of $8.3 million consisted of net participant contributions of $4.5 million and an increase in the fair value of the investments of $3.8 million for the year ended December 31, 2014. The plan is described in further detail in Note 13 of the accompanying consolidated financial statements.

The accounts payable balances of $36.8 million and $37.3 million at December 31, 2014 and December 31, 2013, respectively, reflect amounts due to suppliers and vendors. Balances fluctuate during the year based on the timing of cash payments. Accrued personnel costs were $39.9 million and $37.7 million at December 31, 2014 and December 31, 2013, respectively, and represent amounts due for payroll, payroll taxes, employee benefits and incentive compensation. Balances fluctuate during the year based on the timing of payments and adjustments to the estimate of incentive compensation costs.

Income taxes payable was $2.4 million and $0.1 million at December 31, 2014 and 2013, respectively, and was primarily due to timing differences between current income taxes expense and related tax payments.

Notes payable – current decreased by $0.8 million to $0.8 million at December 31, 2014 from $1.6 million at December 31, 2013. This resulted from guaranteed purchase price payments in the amount of $1.6 million, partially offset due to $0.2 million resulting from the purchase of a client list and new notes payable of $0.6 million resulting from businesses acquired in 2014.

Contingent purchase price liabilities (current and non-current) are comprised of purchase price liabilities that arise from business acquisitions. Contingent purchase price liabilities (current and non-current) increased by $8.2 million to $33.4 million at December 31, 2014 from $25.2 million at December 31, 2013. The increase in the contingent liability was due to an increase of $19.4 million from current year business acquisitions and $0.1 million in net present value adjustments to the liabilities. These increases were partially offset by adjustments of $6.2 million to the fair value of the contingency purchase price liabilities, of which $2.2 million was classified as discontinued operations and payments of $5.2 million.

Other liabilities (current and non-current) decreased by $1.3 million to $21.7 million at December 31, 2014 from $23.0 million at December 31, 2013. The decrease was primarily attributable to a decrease of $1.8 million in the accrued lease liability primarily as a result of a lease cancellation at the Leawood, Kansas office, a decrease in legal accruals of $0.3 million due to the payment of claims, as well as a decrease of $0.3 million resulting from the timing of interest payments on CBIZ debt. These decreases were partially offset by an increase of $0.6 million related to unearned revenues due to pre-billing clients at certain locations as well as $0.4 million relating to the self-funded health insurance accrual due to expected increases in payments for claims, and various other minor changes to certain liability accounts.

CBIZ’s 2006 Notes and 2010 Notes are carried at face value less unamortized discount. The $29.6 million decrease in the carrying value of the convertible notes at December 31, 2014 compared to December 31, 2013 represents the retirement of $32.4 million par value of the 2010 Notes offset by $1.8 million of amortization of the discount, which is recognized as non-cash interest expense in the accompanying Consolidated Statements of Comprehensive Income and the write-off of $1.0 million of unamortized discount related to the repurchase of the 2010 Notes. The convertible notes are further discussed in Note 8 of the accompanying consolidated financial statements.

Bank debt for amounts due on CBIZ’s then-applicable credit facility increased $55.9 million to $107.4 million at December 31, 2014 from $48.5 million at December 31, 2013. This increase was primarily attributable to additional borrowings for use in acquisitions and for convertible note purchases.

Income taxes payable – non-current at December 31, 2014 and December 31, 2013 was $4.2 million and $6.2 million, respectively, and represents the accrual for uncertain tax positions. The decrease of $2.0 million primarily relates to the release of reserves for state income taxes and a reclassification of certain reserves pursuant to ASU 2013-11. Income taxes are further discussed in Note 7 of the accompanying consolidated financial statements.

Stockholders’ equity increased by $25.4 million to $399.8 million at December 31, 2014 from $374.4 million at December 31, 2013. The increase in stockholders’ equity was primarily attributable to net income of $29.8 million, CBIZ’s stock award programs, which contributed $17.3 million, the issuance of $3.7 million in common shares related to business acquisitions and contingent payments related to prior acquisitions, and the issuance of $2.7 million in common shares related to the repurchase of the 2010 Notes. These increases were partially offset by $28.1 million related to the repurchase of 3.3 million shares of CBIZ common stock, which includes open market share repurchase activity of 3.1 million shares at a cost of $26.2 million and 0.2 million shares repurchased in conjunction with the settlement of restricted stock transactions at a cost of $1.9 million.

Liquidity and Capital Resources

CBIZ’s principal source of net operating cash is derived from the collection of fees and commissions for professional services and products rendered to its clients. CBIZ supplements net operating cash with a $400.0 million unsecured credit facility and $97.6 million in 2010 Notes.

During the year ended December 31, 2014, CBIZ replaced its $275.0 million unsecured credit facility with a new $400.0 million unsecured credit facility with Bank of America, N.A., as agent bank for a group of eight participating banks. The credit facility, which expires in July 2019, will enable the Company to lower its borrowing costs, provide flexibility to refinance its 2010 Notes, and will also allow for the allocation of funds for strategic initiatives, including acquisitions and the repurchase of CBIZ common stock. At December 31, 2014, CBIZ had $107.4 million outstanding under the credit facility and had letters of credit and performance guarantees totaling $4.2 million. Available funds under the credit facility, based on the terms of the commitment, were approximately $185.0 million at December 31, 2014. Management believes that cash generated from operations, combined with the available funds from the credit facility, provides CBIZ the financial resources needed to meet business requirements for the foreseeable future, including capital expenditures and working capital requirements. At December 31, 2014 the 2010 and 2006 Notes were classified as a non-current liability due to Management’s intention to retire the 2010 and 2006 Notes during the year ended December 31, 2015 with the amounts available under the credit facility. In addition, the Company may repurchase additional 2010 Notes in privately negotiated transactions.

Under the credit facility, CBIZ is required to meet certain financial covenants with respect to (i) total leverage ratio and (ii) a minimum fixed charge coverage ratio. CBIZ believes it is in compliance with its covenants as of December 31, 2014. CBIZ’s ability to service its debt and to fund strategic initiatives will depend upon its ability to generate cash in the future.

The 2010 Notes were issued to qualified institutional buyers on September 27, 2010 and mature on October 1, 2015. The holders of the 2010 Notes may convert their 2010 Notes any time on or after July 31, 2015. For the year ended December 31, 2014, the Company paid cash of $30.6 million and issued 1.5 million shares of CBIZ common stock in exchange for retiring $32.4 million of its outstanding 2010 Notes in privately negotiated transactions. Notes repurchased are deemed to be extinguished. See Note 8 to the accompanying financial statements for further discussion of CBIZ’s debt instruments.

In addition to the debt instruments previously mentioned, CBIZ may obtain, at a future date, additional funding by offering equity securities or debt through public or private markets.

Sources and Uses of Cash

As a result of the classification of two small businesses under the Financial Services segment group as discontinued operations, the accompanying Consolidated Statement of Cash Flows has been restated to reflect the net income from these operations as an adjustment to reconcile net income to net cash provided by operating activities.

The following table summarizes cash flows from operating, investing and financing activities for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Total cash provided by (used in):
Net cash provided by continuing operations	$43,117	$42,007	$39,398
Operating cash flows provided by (used in) discontinued operations (1)	801	(43,525)	14,650

Net cash provided by (used in) operating activities	43,918	(1,518)	54,048
Net cash (used in) provided by investing activities	(63,918)	174,992	(104,315)
Net cash provided by (used in) financing activities	20,208	(173,602)	49,553

Increase (decrease) in cash and cash equivalents	$208	$(128)	$(714)

(1)	Included in operating cash flows used in discontinued operations in 2013 was cash paid for taxes of $47.5 million related to the gain on sale of MMP.

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

During the year ended December 31, 2014, net cash provided by operating activities was $43.9 million and consisted of net income of $29.8 million and non-cash adjustments to net income of $32.7 million. These sources of cash were offset primarily by negative changes in working capital of $18.7 million. Working capital use of cash resulted from an increase in accounts receivable due to growth in revenue and an increase in restricted cash. The non-cash adjustments to net income primarily consist of depreciation of fixed assets, amortization of intangible assets including client lists and non-compete agreements, stock-based compensation expense, adjustments to contingent earnout liabilities and provision for bad debts. Cash provided by discontinued operations was $0.8 million.

During the year ended December 31, 2013, net cash used in operating activities was $1.5 million and primarily consisted of net gains on the sale of operations and the discontinued operations transactions totaling $60.6 million and negative changes in working capital of $16.9 million. These uses of cash were offset by net income of $85.9 million and non-cash adjustments to net income of $33.6 million. Net gains on the sale of operations and discontinued operations primarily resulted from the sale of MMP. Working capital use of cash primarily resulted from an increase in accounts receivable due to the growth in revenue. Cash used in discontinued operations was $43.5 million, which included $47.5 million cash paid for income taxes related to the gain on sale of MMP.

During the year ended December 31, 2012, net cash provided by operating activities was $54.0 million and primarily consisted of net income of $31.1 million and non-cash adjustments to net income of $28.8 million, partially offset by net gains on the sale of operations and the discontinued operations transactions totaling $10.1 million and negative changes in working capital of $10.4 million. Working capital resulted in a use of cash primarily from an increase in accounts receivable due to an increase in revenue resulting from the fourth quarter business acquisitions. Other impacts to the change in working capital include an increase in accounts payable due to increased activity from the acquisitions and the ongoing effort to manage payables, the increase in accrued compensation incentive accruals and the increase in income taxes payable due to the timing of tax payments. Cash provided by discontinued operations was $14.6 million.

Investing Activities

CBIZ’s investing activities typically result in a net use of cash, and generally consist of payments for business acquisitions and client lists, purchases of capital equipment, net activity related to funds held for clients, and proceeds received from sales of divestitures and discontinued operations. Capital expenditures consisted of investments in technology, leasehold improvements and purchases of furniture and equipment.

Cash used by investing activities for the year ended December 31, 2014 primarily consisted of $46.0 million of net cash used for business acquisitions, net activity related to funds held for clients of $18.6 million and capital expenditures of $4.8 million. These uses of cash were partially offset by $2.8 million of proceeds from the sale of divested and discontinued operations and $0.6 million of proceeds from payments on notes receivable. Cash provided by discontinued operations was $0.4 million.

Cash provided by investing activities for the year ended December 31, 2013 primarily consisted of $200.9 million from proceeds from the sale of divested and discontinued operations (primarily the sale of MMP) and $0.5 million in proceeds from payments on notes receivable. Cash provided by investing activities was partially offset by $9.7 million of net cash used for acquisitions, net activity related to funds held for clients of $10.2 million and capital expenditures of $6.2 million. Cash used in discontinued operations was $0.3 million.

Investing uses of cash during the year ended December 31, 2012 primarily consisted of $87.9 million of net cash used for business acquisitions, net activity related to funds held for clients of $5.0 million, capital expenditures of $2.4 million, and additions to notes receivable of $3.4 million relating to acquisition activities. These uses of cash were partially offset by $1.5 million of proceeds from the sale of divested and discontinued operations. Cash used in discontinued operations was $7.1 million.

Financing Activities

CBIZ’s financing cash flows typically consist of net borrowing and payment activity from the credit facility, the issuance and repayment of debt instruments, repurchases of CBIZ common stock, payments of contingent consideration on business acquisitions, net change in client fund obligations, and proceeds from the exercise of stock options.

Net cash provided by financing activities during the year ended December 31, 2014 included $58.9 million in net proceeds on the prior credit facility, $11.4 million in proceeds from the exercise of stock options and a $19.6 million net change in client fund obligations as a result of timing of cash received and payments made. These sources of cash were partially offset by $30.6 million used to repurchase the 2010 Notes in two privately negotiated transactions, $28.1 million used to repurchase shares of CBIZ common stock, $8.0 million in payments for contingent consideration included as part of the initial measurement of prior business acquisitions, $1.7 million in payments on notes payable and $1.7 million in debt issuance costs related to the new credit facility.

Net cash used in financing activities during the year ended December 31, 2013 included $160.4 million used to pay down the prior credit facility, $26.5 million used to repurchase shares of CBIZ common stock, $10.4 million in payments for contingent consideration included as part of the initial measurement of prior business acquisitions and $0.6 million in payments on notes payable. These uses of cash were partially offset by $14.0 million in proceeds from the exercise of stock options and a $10.2 million net change in client fund obligations as a result of timing of cash received and payments made.

Net cash provided by financing activities during the year ended December 31, 2012 primarily consisted of $63.9 million in net proceeds on the prior credit facility and a net change of $5.1 million in client fund obligations as a result of timing of cash received and payments made. These proceeds were partially offset by $13.2 million in payments for contingent consideration included as part of the initial measurement of prior business acquisitions, $5.7 million to repurchase shares of CBIZ common stock and $0.6 million for debt issuance costs related to the amendment to the credit facility.

Obligations and Commitments

CBIZ’s aggregate amount of future obligations for the next five years and thereafter is set forth below (in thousands):

	Total	2015	2016	2017	2018	2019	Thereafter
Convertible notes (1)	$98,400	$—	$—	$—	$—	$98,400	$—
Interest on convertible notes	3,604	3,594	10	—	—	—	—
Credit facility (2)	107,400	—	—	—	—	107,400	—
Income taxes payable	6,550	2,384	4,166	—	—	—	—
Notes payable	760	760	—	—	—	—	—
Contingent purchase price liabilities (3)	33,368	16,692	9,219	7,457	—	—	—
Restructuring lease obligations (4)	3,332	1,239	1,135	451	467	40	—
Non-cancelable operating lease obligations (4)	181,412	33,185	30,287	24,035	20,333	14,945	58,627
Letters of credit in lieu of cash security deposits	2,266	—	834	—	1,387	45	—
Performance guarantees for non-consolidated affiliates	1,934	1,934	—	—	—	—	—
License bonds and other letters of credit	1,936	1,738	153	35	10	—	—

Total	$440,962	$61,526	$45,804	$31,978	$22,197	$220,830	$58,627

(1)	Represents $97.7 million par value of 2010 Notes which mature on October 1, 2015 and $750 thousand par value of 2006 Notes which mature on June 1, 2026. The 2006 Notes may be putable by the holders of the convertible notes on June 1, 2016 and can be redeemed by the Company at any time. At December 31, 2014 the 2010 and 2006 Notes were classified as a non-current liability due to Management’s intention to retire the 2010 and 2006 Notes during the year ended December 31, 2015 with the amounts available under the credit facility. In addition, the Company may repurchase additional 2010 Notes in privately negotiated transactions.

(2)	For the year ended December 31, 2014, CBIZ entered into a new credit facility agreement which will mature in 2019. Interest on the credit facility is not included as the amount is not determinable due to the revolving nature of the credit facility and the variability of the related interest rate.

(3)	Represents contingent earnout liability that is expected to be paid over the next three years resulting from business acquisitions.

(4)	Excludes cash expected to be received under subleases.

The above table does not reflect $4.6 million of unrecognized tax benefits, which the Company has recorded for uncertain tax positions as CBIZ is unable to determine a reasonably reliable estimate of the timing of the future payments.

Off-Balance Sheet Arrangements

CBIZ maintains ASAs with independent CPA firms (as described more fully under “Business – Financial Services” and in Note 1 of the accompanying consolidated financial statements), which qualify as variable interest entities. The accompanying consolidated financial statements do not reflect the operations or accounts of variable interest entities as the impact is not material to the consolidated financial condition, results of operations, or cash flows of CBIZ.

CBIZ provides guarantees of performance obligations for a CPA firm with which CBIZ maintains an ASA. Potential obligations under the guarantees totaled $1.9 million at December 31, 2014 and 2013. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees. The liability is recorded as other current liabilities in the accompanying Consolidated Balance Sheets. CBIZ does not expect it will be required to make payments under these guarantees.

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits. Letters of credit totaled $2.3 million and $2.5 million at December 31, 2014 and 2013. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $1.9 million and $2.4 million at December 31, 2014 and 2013, respectively.

CBIZ has various agreements under which the Company may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2014, CBIZ was not aware of any obligations arising under indemnification agreements that would require material payments.

Interest Rate Risk Management

CBIZ periodically uses interest rate swaps to manage interest rate risk exposure. The interest rate swaps effectively mitigate CBIZ’s exposure to interest rate risk, primarily through converting portions of the floating rate debt under the credit facility to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. At December 31, 2014 and 2013, CBIZ had a total of $25.0 million and $40.0 million notional amount of interest rate swaps. The remaining $25.0 million will expire in June 2015. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions. CBIZ does not enter into derivative instruments for trading or speculative purposes.

CBIZ carries $97.6 million in 2010 Notes bearing a fixed interest rate of 4.875%. The 2010 Notes mature on October 1, 2015 and may not be converted before July 31, 2015. CBIZ believes the fixed nature of these borrowings mitigate its interest rate risk.

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

During the fourth quarter of 2014 and 2013, CBIZ applied the principles as prescribed in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 “Intangibles – Goodwill and Other” in order to complete its goodwill impairment tests. CBIZ based its goodwill impairment testing on a qualitative assessment for each of its reporting units that carried a goodwill balance. The qualitative assessment included an in-depth analysis of many factors, including general economic conditions, industry and market conditions, a broad scope of financial factors, the Company’s weighted average cost of capital, changes in management and key personnel, the price of the Company’s common stock, as well as other drivers of a fair value analysis. As part of the qualitative analysis, many estimates and assumptions were made that related to future economic trends, client behaviors, and other factors, all of which are beyond the control of management. As a result of the Company’s qualitative assessment, it was concluded that it was more-likely-than-not that the fair value of each of its reporting units was greater than its carrying value.

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

New Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11 (“ASU 2013-11”) “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. ASU 2013-11 states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward. The exception to this treatment is as follows: to the extent an NOL carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date or if the entity is not required to use and does not intend to use the deferred tax asset, then the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 does not require any additional recurring disclosures. Effective January 1, 2014, CBIZ adopted ASU 2013-11 and as a result reclassified approximately $1.2 million of unrecognized tax benefits to reduce the Company’s deferred tax assets. There was no impact to the accompanying Consolidated Statements of Comprehensive Income as a result of the adoption of ASU 2013-11.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

CBIZ’s floating rate debt under its credit facility exposes the Company to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which CBIZ could borrow funds under its credit facility. CBIZ’s balance outstanding under its credit facility at December 31, 2014 was $107.4 million, of which only $82.4 million is subject to rate risk as $25.0 million is subject to CBIZ’s interest rate swap. If market rates were to increase or decrease 100 basis points from the levels at December 31, 2014, interest expense would increase or decrease approximately $0.8 million annually.

CBIZ does not engage in trading market risk sensitive instruments. CBIZ periodically uses interest rate swaps to manage interest rate risk exposure. The interest rate swaps effectively modify the Company’s exposure to interest rate risk, primarily through converting portions of its floating rate debt under the credit facility to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. At December 31, 2014, CBIZ had a total of $25.0 million notional amount of interest rate swaps which will expire in June 2015. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions. See Note 5 to the accompanying consolidated financial statements for further discussion regarding interest rate swaps.

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

Item 8.    Financial Statements and Supplementary Data.

The Financial Statements, together with the notes thereto and the reports of KPMG LLP dated March 12, 2015 thereon, and the Supplementary Data required hereunder, are included in this Annual Report as set forth in Item 15(a) hereof and are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management has evaluated the effectiveness of the Company’s disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report. This evaluation (“Controls Evaluation”) was done with the participation of CBIZ’s CEO and CFO. Disclosure Controls are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that CBIZ files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by CBIZ in the reports that it files under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in the Company’s Internal Controls that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, CBIZ’s Internal Controls.

Management’s Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision of management, including the Company’s CEO and CFO, CBIZ conducted an evaluation of its internal control over financial reporting based on the framework provided in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on this evaluation, the Company’s management has concluded that CBIZ’s internal control over financial reporting was effective as of December 31, 2014.

CBIZ’s independent auditor, KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of CBIZ’s internal control over financial reporting which appears in Item 8 of this Annual Report.

Item 9B.    Other Information.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

Information with respect to this item not included below is incorporated by reference from CBIZ’s Definitive Proxy Statement for the 2015 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of CBIZ’s fiscal year.

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

Name	Age	Position(s)
Executive Officers and Directors:
Steven L. Gerard (1)	69	Chairman and Chief Executive Officer
Rick L. Burdick (1)	63	Lead Director and Vice Chairman
Michael H. DeGroote	54	Director
Joseph S. DiMartino (2)(3)(4)	71	Director
Gina D. France (3)	56	Director
Sherrill W. Hudson (3)	71	Director
Todd J. Slotkin (2)(3)(4)	61	Director
Donald V. Weir (2)(3)	73	Director
Benaree Pratt Wiley (3)(4)	68	Director
Jerome P. Grisko, Jr. (1)	53	President and Chief Operating Officer
Ware H. Grove	64	Senior Vice President and Chief Financial Officer
Michael W. Gleespen	56	Secretary and General Counsel
Other Key Employees:
Chris Spurio	49	President, Financial Services
Robert A. O’Byrne	58	President, Employee Services
David J. Sibits	63	Senior Vice President, Strategic Development
Michael P. Kouzelos	46	Senior Vice President, Strategic Initiatives
John A. Fleischer	53	Senior Vice President and Chief Information Officer
Mark M. Waxman	58	Senior Vice President and Chief Marketing Officer
Teresa E. Bur	50	Senior Vice President and Chief Human Resources Officer
Bruce J. Kowalski	54	Vice President, Tax
Kelly J. Marek	44	Treasurer
Andrew K. Dambrosio	57	Controller

(1)	Member of Executive Management Committee

(2)	Member of Audit Committee

(3)	Member of Nominating & Governance Committee

(4)	Member of Compensation Committee

Steven L. Gerard was elected by the Board to serve as its Chairman in October, 2002. He was appointed Chief Executive Officer and Director in October 2000. Mr. Gerard was Chairman and CEO of Great Point Capital, Inc.,

a provider of operational and advisory services from 1997 to October 2000. From 1991 to 1997, he was Chairman and CEO of Triangle Wire & Cable, Inc. and its successor Ocean View Capital, Inc. Mr. Gerard’s prior experience includes 16 years with Citibank, N.A. in various senior corporate finance and banking positions. Further, Mr. Gerard served seven years with the American Stock Exchange, where he last served as Vice President of the Securities Division. Mr. Gerard also serves on the Boards of Directors of Lennar Corporation, Joy Global, Inc. and Las Vegas Sands Corporation.

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

Michael H. DeGroote, son of CBIZ founder Michael G. DeGroote, was appointed a Director of CBIZ in November 2006. Mr. DeGroote currently serves as President of Westbury International, a full-service real estate development company, specializing in commercial/industrial land, residential development and property management. Prior to joining Westbury, Mr. DeGroote was Vice President of MGD Holdings and previously held a management position with Cooper Corporation, and previously served on the Board of Directors of Progressive Waste Solutions Ltd. He previously served on the Board of Governors of McMaster University in Hamilton, Ontario.

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

Gina D. France was appointed to the CBIZ board in February, 2015. Ms. France founded France Strategic Partners, LLC, a strategy and transaction advisory firm, and has served as its President and CEO since 2003. Ms. France has over 30 years of experience in strategy, investment banking and corporate finance. Prior to founding France Strategic Partners, Ms. France was a Partner with Ernst & Young, LLP and directed the Firm’s Center for Strategic Transactions. Prior to her work with Ernst & Young, Ms. France was a Senior Vice President with Lehman Brothers, Inc. Ms. France serves on the boards of FirstMerit Corporation and Cedar Fair, L.P. and has previously served on the board of Dawn Food Products, Inc.

Sherrill W. Hudson was appointed to the CBIZ Board in February, 2015. Mr. Hudson is Chairman of the Board of TECO Energy, Inc. and has been a member of its board since January 2003. He was executive chairman from August 2010 to December 2012, after having served as Chairman and CEO since July 2004. Mr. Hudson also serves on the boards of Publix Super Markets, Lennar Corporation and United Insurance Holdings Corporation. Mr. Hudson retired from Deloitte & Touche, LLP in August 2002, after 37 years of service.

Todd J. Slotkin has served as a Director of CBIZ since September 2003, when he was elected as an independent director. Mr. Slotkin is the Managing Director and Global Business Head of Alvarez & Marsal’s Asset Management Services. Mr. Slotkin is also an independent director of the Apollo Closed End Fund Complex (Apollo Floating Rate Fund, Apollo Tactical Income Fund). In 2011, Mr. Slotkin was appointed the Managing Partner of Newton Pointe LLC, an advisory firm, a position he also held during the period 2007-2008. Mr. Slotkin served on the Board of Martha Stewart Living Omnimedia from 2008 to 2012, and was head of its Audit Committee and Special Committee. Between 2008 and 2010, Mr. Slotkin was a Senior Managing Director of Irving Place Capital. From 2006 to 2007 Mr. Slotkin served as a Managing Director of Natixis Capital Markets. From 1992 to 2006, Mr. Slotkin served as a SVP (1992-1998) and EVP and Chief Financial Officer

(1998-2006) of MacAndrews & Forbes Holdings Inc. Additionally, he was the EVP and CFO of publicly owned M&F Worldwide (1998-2006). Prior to 1992, Mr. Slotkin spent 17 years with Citigroup, ultimately serving as Senior Managing Director and Senior Credit Officer. He was the Global Head of Citigroup’s Leveraged Capital Group. Mr. Slotkin is a Director and co-founder of the Food Allergy Research & Education, Inc., formerly known as the Food Allergy Initiative.

Donald V. Weir has served as a Director of CBIZ since September 2003, when he was elected as an independent director. Mr. Weir is Vice President of Private Equity for Sanders Morris Harris Group Inc. (“SMHG”) and has been with SMHG for the past thirteen years. Prior to this Mr. Weir was CFO and director of publicly-held Deeptech International Inc. and two of its subsidiaries, Tatham Offshore, Inc. and Leviathan Gas Pipeline Company, both of which were publicly-held companies. Prior to his employment with Deeptech, Mr. Weir worked for eight years with Sugar Bowl Gas Corporation, as Controller and Treasurer and later in a consulting capacity. Mr. Weir was associated with Price Waterhouse, an international accounting firm, from 1966 to 1979.

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

Mark M. Waxman has served as Chief Marketing Officer since 2001. Mr. Waxman has over twenty-five years of experience in marketing and branding. Prior to joining CBIZ, he was CEO/Creative Director of one of Silicon Valley’s most well-known advertising agencies, Carter Waxman. He was also a founding partner of SK Consulting (acquired by CBIZ in 1998) providing strategic marketing and branding services to a wide range of companies and industries. Mr. Waxman has been a featured marketing columnist and contributor to many business and trade publications, and currently serves on the Advisory Board of several Silicon Valley start ups. He currently serves on the Board of Trustees of Silicon Valley Creates and the West Valley Mission Foundation, and has served as the Chairman of the Board of for the Silicon Valley Chamber of Commerce, Artsopolis.com, and The San Jose Repertory Theatre.

Teresa E. Bur has been responsible for the Human Resources function at CBIZ since 1999 when she was appointed Vice President of Human Resources. Her role was elevated in 2006 when she was appointed Senior Vice President and again in 2014 when she was appointed Chief Human Resources Officer. From 1995 to 1999 Ms. Bur served as Director of Human Resources for Robert D. O’Byrne & Associates, Inc. and The Grant Nelson Group, Inc., subsidiaries of CBIZ now known as CBIZ Employee Services, Inc. Ms. Bur served as an Executive Board member of CBIZ Women’s Advantage from 2006-2014 where she chaired the Professional Development committee. Ms. Bur has over 25 years of experience in human resources, is an active member of the Society of Human Resources Management, and is certified as a Senior Professional in Human Resources.

Bruce J. Kowalski joined CBIZ in December 2003 as Corporate Tax Manager and was appointed Vice President – Tax in April 2008. Mr. Kowalski has more than thirty years of corporate tax experience, beginning his career in 1982 with Price Waterhouse and holding various corporate tax positions with The Scott Fetzer Company and UCAR Carbon Company Inc. Mr. Kowalski is a CPA (inactive) and received his Masters of Taxation degree from the University of Akron.

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

Item 11.     Executive Compensation.

Information with respect to this item is incorporated by reference from CBIZ’s Definitive Proxy Statement for the 2015 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of CBIZ’s fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to this item is incorporated by reference from CBIZ’s Definitive Proxy Statement for the 2015 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of CBIZ’s fiscal year.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

Information with respect to this item not included below is incorporated by reference from CBIZ’s Definitive Proxy Statement for the 2015 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of CBIZ’s fiscal year.

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

A director is considered independent under NYSE rules if the Board of Directors determines that the director does not have any direct or indirect material relationship with CBIZ. Mr. Gerard is an employee of CBIZ and therefore has been determined by the Nominating and Governance Committee and the full Board to fall outside the definition of “independent director.” Rick L. Burdick, Michael H. DeGroote, Joseph S. DiMartino, Gina D. France, Sherrill W. Hudson, Todd J. Slotkin, Donald V. Weir and Benaree Pratt Wiley are Non-Employee Directors of CBIZ. The Nominating and Governance Committee and the Board of Directors have determined that each of Rick L. Burdick, Joseph S. DiMartino, Gina D. France, Sherrill W. Hudson, Todd J. Slotkin, Donald V. Weir and Benaree Pratt Wiley are “independent directors” within the meaning of the rules of the NYSE, since they had no material relationship with the Company other than their status and payment as Non-Employee Directors and as Stockholders. The Nominating and Governance Committee and the Board of Directors have determined that Ms. France and Mssrs. Hudson, Slotkin and Weir are independent under the SEC’s audit committee independence standards.

In connection with these independence determinations, the Nominating and Governance Committee and the Board of Directors considered all of the relationships between each director and CBIZ, and in particular the following relationships:

•

Rick L. Burdick, a Director of CBIZ, is a partner of Akin Gump Strauss Hauer & Feld LLP (“Akin Gump”). Akin Gump performed legal work for CBIZ during 2014, 2013 and 2012 for which the firm received approximately $0.6 million, $0.4 million and $0.2 million respectively, from CBIZ. The Nominating and Governance Committee and the Board of Directors have determined that Mr. Burdick should be considered an “independent director” under the meaning of the NYSE rules, since the amounts paid to the law firm of Akin Gump for legal representation of CBIZ throughout 2014 were not collectively significant under the NYSE rules governing director independence.

•

The Committee and the Board determined that Michael H. DeGroote should not be considered an “independent director” under the meaning of the NYSE rules, primarily in light of his relationship to parties involved in the Westbury Agreement. Mr. DeGroote is the son of Michael G. DeGroote, the beneficiary of the Westbury Trust which is a significant stockholder whose shares are held by Westbury, a company organized by Michael G. DeGroote, The Westbury Agreement disqualifies Michael H. DeGroote from being considered independent until after September 30, 2016 pursuant to Section 303A.02(b)(v) of the NYSE Listed Company Manual. He is also an officer or director of various privately held companies that obtain several types of insurance coverage through a CBIZ subsidiary. The commissions paid to CBIZ were approximately $0.1 million, $0.2 million, and $0.1 million for the years ended December 31, 2014, 2013, and 2012, respectively.

For the year 2013, CBIZ entered a Stock Purchase Agreement (the “Purchase Agreement”) with Westbury (Bermuda) Ltd. (“Westbury”), a company organized by CBIZ founder Michael G. DeGroote, in which CBIZ agreed to purchase from Westbury 3.9 million shares of CBIZ’s common stock (the “Purchased Shares”), in accordance with an earlier agreement with Westbury (the “Westbury Agreement”). CBIZ agreed to pay Westbury $25.7 million for the Purchased Shares, which represented a price per share of $6.65. Following the completion of the purchase of the Purchased Shares, 3.9 million shares remained subject to the Westbury Agreement, for the remainder of its term, which expired on September 30, 2013.

A number of the businesses acquired by CBIZ are located in properties that are indirectly owned by persons employed by CBIZ, none of whom are members of CBIZ’s senior management. In the aggregate, CBIZ paid approximately $2.2 million, $2.1 million and $2.0 million for the years ended December 31, 2014, 2013 and 2012, respectively, under such leases which management believes were at market rates.

CBIZ maintains joint-referral relationships and administrative ASAs with independent licensed CPA firms under which CBIZ provides administrative services in exchange for a fee. These firms are owned by licensed CPAs who are employed by CBIZ subsidiaries and provide audit and attest services to clients including CBIZ’s clients. The CPA firms with which CBIZ maintains administrative service agreements operate as limited liability companies or professional corporations. The firms are separate legal entities with separate governing bodies and officers. CBIZ has no ownership interest in any of these CPA firms, and neither the existence of the ASAs nor the providing of services there under is intended to constitute control of the CPA firms by CBIZ. CBIZ and the

CPA firms maintain their own respective liability and risk of loss in connection with performance of each of its respective services, and CBIZ does not believe that its arrangements with these CPA firms should result in additional risk of loss.

CBIZ acted as guarantor for letters of credit for a CPA firm with which it has an affiliation. The letters of credit totaled $1.9 million as of December 31, 2014 and 2013. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated financial statements. Management does not expect any material changes to result from these instruments as performance is not expected to be required.

Item 14.     Principal Accounting Fees and Services.

Information with respect to this item is incorporated by reference from CBIZ’s Definitive Proxy Statement for the 2015 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of CBIZ’s fiscal year.

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

10.1†	2002 Stock Incentive Plan (filed as Appendix A to the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders, File No. 000-25890, dated April 1, 2002, and incorporated herein by reference).

10.2†	Severance Protection Agreement by and between the Company and Jerome P. Grisko, Jr. (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 000-25890, dated April 2, 2001, and incorporated herein by reference).

10.3†	Employment Agreement by and between the Company and Ware H. Grove (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 000-25890, dated April 2, 2001, and incorporated herein by reference).

10.4†	First Amended and Restated Employment Agreement by and between the Company and Steven L. Gerard dated March 22, 2007 (filed as Exhibit 99.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated March 23, 2007, and incorporated herein by reference).

10.5†	Employment Agreement by and between the Company and David J. Sibits, dated April 17, 2007 (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-32961, dated March 17, 2008, and incorporated herein by reference).

10.6	Stock and Option Purchase Agreement dated September 14, 2010, by and among Westbury (Bermuda) Ltd., Westbury Trust, Michael G. DeGroote, and CBIZ, Inc. (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated September 17, 2010, and incorporated herein by reference).

10.7	Purchase Agreement, dated as of September 21, 2010, between CBIZ, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers named in Schedule A thereto (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated September 27, 2010, and incorporated herein by reference).

Exhibit No.	Description

10.8†	Amended Employment Agreement by and between the Company and Ware H. Grove, dated November 22, 2010 (filed as Exhibit 99.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated November 24, 2010, and incorporated herein by reference).

10.9†	CBIZ, Inc. 2002 Amended and Restated Stock Incentive Plan (Amended and Restated as of May 12, 2011), (filed as Exhibit 10.1 to the Company’s Report on Form 10-Q, File No. 001-32961, dated August 9, 2011, and incorporated herein by reference).

10.10	Stock Purchase Agreement, dated July 26, 2013, among CBIZ, Inc., Westbury (Bermuda) Ltd., Westbury Trust, and Michael G. DeGroote (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated August 1, 2013, and incorporated herein by reference).

10.11	2014 Stock Incentive Plan (filed as Exhibit 4.2 to Form S-8, dated July 7, 2014, and incorporated herein by reference).

10.12	Credit Agreement, dated as of July 28, 2014, by and among CBIZ, Inc., Bank of America, N.A., as administrative agent, and other participating financial institutions (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated August 1, 2014, and incorporated herein by reference).

21.1*	List of Subsidiaries of CBIZ, Inc.

23*	Consent of KPMG LLP

24*	Powers of attorney (included on the signature page hereto).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from CBIZ, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (ii) Consolidated Balance Sheets at December 31, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012, and (v) Notes to the Consolidated Financial Statements.

*	Indicates documents filed herewith.

**	Indicates documents furnished herewith.

†	Management contract or compensatory plan contract or arrangement filed pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBIZ, INC.
(REGISTRANT)

By	/s/ WARE H. GROVE
Ware H. Grove
Chief Financial Officer
March 12, 2015

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

/s/ STEVEN L. GERARD	/s/ WARE H. GROVE
Steven L. Gerard	Ware H. Grove
Chairman and Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

/s/ RICK L. BURDICK	/s/ MICHAEL H. DEGROOTE
Rick L. Burdick	Michael H. DeGroote
Director	Director

/s/ JOSEPH S. DIMARTINO	/s/ GINA D. FRANCE
Joseph S. DiMartino	Gina D. France
Director	Director

/s/ SHERRILL W. HUDSON	/s/ TODD J. SLOTKIN
Sherrill W. Hudson	Todd J. Slotkin
Director	Director

/s/ DONALD V. WEIR	/s/ BENAREE PRATT WILEY
Donald V. Weir	Benaree Pratt Wiley
Director	Director

CBIZ, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CBIZ, Inc.:

We have audited CBIZ, Inc.’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CBIZ, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 12, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Cleveland, Ohio

March 12, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CBIZ, Inc.:

We have audited the accompanying consolidated balance sheets of CBIZ, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014 as listed in the accompanying index on page F-1. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Cleveland, Ohio

March 12, 2015

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2014 AND 2013

(In thousands, except per share data)

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$979	$771
Restricted cash	28,293	22,112
Accounts receivable, net	143,048	138,063
Deferred income taxes – current, net	3,638	4,640
Other current assets	15,292	14,299
Assets of discontinued operations	5,229	7,849

Current assets before funds held for clients	196,479	187,734
Funds held for clients	182,847	164,389

Total current assets	379,326	352,123
Property and equipment, net	18,475	18,955
Goodwill and other intangible assets, net	526,462	467,648
Assets of deferred compensation plan	60,290	51,953
Notes receivable – non-current	2,714	2,795
Deferred income taxes – non-current, net	—	542
Other assets	3,977	3,442

Total assets	$991,244	$897,458

LIABILITIES
Current liabilities:
Accounts payable	$36,781	$37,291
Income taxes payable	2,384	25
Accrued personnel costs	39,878	37,728
Notes payable – current	760	1,602
Contingent purchase price liability – current	16,692	12,243
Other current liabilities	13,434	12,767
Liabilities of discontinued operations	1,303	1,950

Current liabilities before client fund obligations	111,232	103,606
Client fund obligations	183,936	164,311

Total current liabilities	295,168	267,917
Convertible notes, net	96,569	125,256
Bank debt	107,400	48,500
Income taxes payable – non-current	4,166	6,154
Deferred income taxes – non-current	2,864	—
Deferred compensation plan obligations	60,290	51,953
Contingent purchase price liability – non-current	16,676	12,953
Other non-current liabilities	8,266	10,279

Total liabilities	591,399	523,012

STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; shares authorized 250,000; shares issued 118,820 and 114,957; shares outstanding 49,487 and 48,964	1,188	1,149
Additional paid-in capital	604,284	580,576
Retained earnings	220,753	190,994
Treasury stock, 69,333 and 65,993 shares	(425,685)	(397,548)
Accumulated other comprehensive loss	(695)	(725)

Total stockholders’ equity	399,845	374,446

Total liabilities and stockholders’ equity	$991,244	$897,458

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In thousands, except per share data)

	2014	2013	2012
Revenue	$719,483	$677,171	$612,689
Operating expenses	629,804	593,339	540,305

Gross margin	89,679	83,832	72,384
Corporate general and administrative expenses	34,183	34,398	30,209

Operating income	55,496	49,434	42,175
Other income (expense):
Interest expense	(13,124)	(15,374)	(14,999)
Gain on sale of operations, net	1,303	79	2,766
Other income, net	6,893	7,817	8,215

Total other expense, net	(4,928)	(7,478)	(4,018)

Income from continuing operations before income tax expense	50,568	41,956	38,157
Income tax expense	20,154	16,577	14,364

Income from continuing operations	30,414	25,379	23,793
(Loss) income from operations of discontinued operations, net of tax	(754)	2,148	7,263
Gain on disposal of discontinued operations, net of tax	99	58,336	90

Net income	$29,759	$85,863	$31,146

Earnings per share:
Basic:
Continuing operations	$0.63	$0.52	$0.49
Discontinued operations	(0.01)	1.25	0.14

Net income	$0.62	$1.77	$0.63

Diluted:
Continuing operations	$0.59	$0.52	$0.48
Discontinued operations	(0.01)	1.23	0.15

Net income	$0.58	$1.75	$0.63

Basic weighted average common shares outstanding	48,343	48,632	49,002

Diluted weighted average common shares outstanding	51,487	49,141	49,252

Comprehensive income:
Net income	$29,759	$85,863	$31,146
Other comprehensive income:
Net unrealized (loss) gain on available-for-sale securities, net of income tax (benefit) expense of $(74); $(97) and $120	(117)	(142)	181
Net unrealized gain (loss) on interest rate swaps, net of income tax expense (benefit) of $121; $135 and $(54)	206	230	(93)
Foreign currency translation	(59)	(60)	(62)

Total other comprehensive income	30	28	26

Total comprehensive income	$29,789	$85,891	$31,172

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In thousands)

	Issued Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Treasury Stock	Accumulated Other Comprehensive Loss	Totals
December 31, 2011	111,060	$1,111	$551,205	$73,985	61,024	$(365,364)	$(779)	$260,158
Net income	—	—	—	31,146	—	—	—	31,146
Other comprehensive income	—	—	—	—	—	—	26	26
Share repurchases	—	—	—	—	985	(5,716)	—	(5,716)
Restricted stock	489	5	(5)	—	—	—	—	—
Share-based compensation	—	—	5,888	—	—	—	—	5,888
Tax benefit from employee share plans	—	—	(1,057)	—	—	—	—	(1,057)
Business acquisitions	825	8	4,779	—	—	—	—	4,787

December 31, 2012	112,374	$1,124	$560,810	$105,131	62,009	$(371,080)	$(753)	$295,232
Net income	—	—	—	85,863	—	—	—	85,863
Other comprehensive income	—	—	—	—	—	—	28	28
Share repurchases	—	—	—	—	3,984	(26,468)	—	(26,468)
Restricted stock	438	4	(4)	—	—	—	—	—
Stock options exercised	1,846	18	13,958	—	—	—	—	13,976
Share-based compensation	—	—	5,655	—	—	—	—	5,655
Tax expense from employee share plans	—	—	(1,913)	—	—	—	—	(1,913)
Business acquisitions	299	3	2,070	—	—	—	—	2,073

December 31, 2013	114,957	$1,149	$580,576	$190,994	65,993	$(397,548)	$(725)	$374,446
Net income	—	—	—	29,759	—	—	—	29,759
Other comprehensive income	—	—	—	—	—	—	30	30
Share repurchases	—	—	—	—	3,340	(28,137)	—	(28,137)
Restricted stock	464	5	(5)	—	—	—	—	—
Stock options exercised	1,507	15	11,341	—	—	—	—	11,356
Share-based compensation	—	—	6,205	—	—	—	—	6,205
Tax expense from employee share plans	—	—	(133)	—	—	—	—	(133)
Convertible bond retirement	1,477	15	2,639	—	—	—	—	2,654
Business acquisitions	415	4	3,661	—	—	—	—	3,665

December 31, 2014	118,820	$1,188	$604,284	$220,753	69,333	$(425,685)	$(695)	$399,845

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income	$29,759	$85,863	$31,146
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss (gain) from discontinued operations activities, net of tax	655	(60,484)	(7,353)
Gain on sale of operations, net	(1,303)	(79)	(2,766)
Loss on early extinguishment of convertible debt	1,529	—	—
Depreciation and amortization expense	19,831	18,291	16,147
Amortization of discount on notes and deferred financing costs	4,169	4,568	4,227
Amortization on discount on contingent liability	128	106	181
Provision for credit losses and bad debt, net of recoveries	5,484	4,387	4,866
Adjustment to contingent earnout liability	(6,203)	1,102	(1,135)
Deferred income taxes	2,043	(416)	(1,376)
Employee stock awards	6,205	5,655	5,888
Excess tax benefits from share based payment arrangements	(503)	(53)	—
Changes in assets and liabilities, net of acquisitions and divestitures:
Restricted cash	(6,182)	(2,507)	518
Accounts receivable, net	(6,246)	(10,680)	(15,413)
Other assets	(3,027)	(3,244)	(6,016)
Accounts payable	(3,826)	1,482	4,156
Income taxes payable	(338)	(273)	4,786
Accrued personnel costs	1,643	3,398	4,813
Other liabilities	(701)	(5,109)	(3,271)

Net cash provided by continuing operations	43,117	42,007	39,398
Operating cash flows provided by (used in) discontinued operations	801	(43,525)	14,650

Net cash provided by (used in) operating activities	43,918	(1,518)	54,048

Cash flows from investing activities:
Business acquisitions and contingent consideration, net of cash acquired	(45,972)	(9,747)	(87,869)
Purchases of client fund investments	(14,089)	(5,650)	(5,742)
Proceeds from the sales and maturities of client fund investments	6,671	4,896	6,926
Proceeds on sales of divested and discontinued operations	4,537	200,934	1,540
Decrease in funds held for clients	(11,223)	(9,438)	(6,256)
Additions to property and equipment, net	(4,837)	(6,208)	(2,426)
Payments on notes receivable	555	515	(3,384)
Other	24	(10)	(22)

Net cash (used in) provided by continuing operations	(64,334)	175,292	(97,233)
Investing cash flows provided by (used in) discontinued operations	416	(300)	(7,082)

Net cash (used in) provided by investing activities	(63,918)	174,992	(104,315)

Cash flows from financing activities:
Proceeds from bank debt	404,500	312,400	549,450
Payment of bank debt	(345,600)	(472,800)	(485,550)
Payment on early extinguishment of convertible debt	(30,621)	—	—
Payment for acquisition of treasury stock	(28,137)	(26,468)	(5,716)
Increase in client funds obligations	19,624	10,192	5,126
Payment of contingent consideration of acquisitions	(7,991)	(10,361)	(13,183)
Proceeds from exercise of stock options	11,356	13,976	—
Payment of notes payable	(1,690)	(594)	—
Deferred financing costs	(1,736)	—	(574)
Excess tax benefit from exercise of stock awards	503	53	—

Net cash provided by (used in) financing activities	20,208	(173,602)	49,553

Net increase (decrease) in cash and cash equivalents	208	(128)	(714)
Cash and cash equivalents at beginning of year	771	899	1,613

Cash and cash equivalents at end of year	$979	$771	$899

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies

Organization

CBIZ, Inc. is a diversified services company which, acting through its subsidiaries, provides professional business services primarily to small and medium-sized businesses, as well as individuals, governmental entities, and not-for-profit enterprises throughout the United States and parts of Canada. CBIZ Inc. manages and reports its operations along three practice groups: Financial Services, Employee Services and National Practices. A further description of products and services offered by each of the practice groups is provided in Note 22.

Divestiture of Medical Management Professionals

On July 26, 2013, CBIZ, Inc., through its subsidiary CBIZ Operations, Inc., an Ohio Corporation, entered into an agreement with Zotec Partners, LLC, an Indiana limited liability company, to sell all of the issued and outstanding capital stock of each of CBIZ Medical Management Professionals, Inc., an Ohio corporation, and CBIZ Medical Management, Inc., a North Carolina corporation, and substantially all of the stock of their subsidiary companies, collectively consisting of all of CBIZ Inc.’s Medical Management Professionals ongoing operations and business (“MMP”). The sale of MMP was completed on August 30, 2013 for a total purchase price of $201.6 million, subject to final working capital adjustments which were insignificant and completed during the year ended December 31, 2014. As a result of the completion of the divestiture of MMP, the assets and liabilities as well as the operations of MMP are reflected as discontinued operations on this Form 10-K. See Note 20 for further discussion of discontinued operations and divestitures.

Stock Purchase Agreement with Westbury Ltd.

On August 30, 2013, concurrent with the sale of MMP, CBIZ Inc. completed an agreement with Westbury (Bermuda) Ltd., a Bermuda exempted company (“Westbury”), Westbury Trust, a Bermuda trust, and Michael G. DeGroote, the founder of CBIZ, Inc., to purchase from Westbury 3.9 million shares of the Company’s common stock, which was 50.0% of Westbury’s current holdings of the Company’s common stock, at a price of $6.65 per share for a total of approximately $25.7 million. See Note 14 for further discussion regarding CBIZ’s common stock.

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

Fees earned by CBIZ under the ASAs are recorded as revenue (at net realizable value) in the accompanying Consolidated Statements of Comprehensive Income and were approximately $132.2 million, $133.5 million and $109.4 million for the years ended December 31, 2014, 2013 and 2012, respectively, the majority of which was related to

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

services rendered to privately-held clients. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to CBIZ is typically reduced on a proportional basis. Although the ASAs do not constitute control, CBIZ is one of the beneficiaries of the agreements and may bear certain economic risks.

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

Reclassifications

Certain amounts in the 2013 and 2012 consolidated financial statements and disclosures have been reclassified to conform to the current year presentation, including the impact of discontinued operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term highly liquid investments with an original maturity of three months or less.

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

Funds Held for Clients and Client Fund Obligations

Services provided by CBIZ’s payroll operations include the preparation of payroll checks, federal, state, and local payroll tax returns, and flexible spending account administration. In relation to these services, as well as other similar service offerings, CBIZ collects funds from its clients’ accounts in advance of paying client obligations. Funds that are collected before they are due are segregated and reported separately as “Funds held for clients” in the accompanying Consolidated Balance Sheets. Other than certain federal and state regulations pertaining to flexible spending account administration, there are no regulatory or other contractual restrictions placed on these funds.

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Derivative Instruments and Hedging Activities

Derivatives are recognized as either assets or liabilities in the accompanying Consolidated Balance Sheets and are measured at fair value. The treatment of gains and losses resulting from changes in the fair values of derivative instruments is dependent on the use of the respective derivative instruments and whether they qualify for hedge accounting. See Note 5 for further discussion of derivative instruments.

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

Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the respective lease. The cost of software purchased or developed for internal use is capitalized and amortized to expense using the straight-line method over an estimated useful life not to exceed seven years. Capitalized software is classified as “property and equipment, net” in the accompanying Consolidated Balance Sheets.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the accompanying consolidated financial statements and consist of taxes currently payable and deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and operating losses and tax credit carryforwards. State income tax credits are accounted for using the flow-through method.

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

•	Contingent Revenue Arrangements — Revenue is recognized when savings to the client is determined and collection is verified by a third party.

•	Administrative Service Agreement Revenue — Revenue for administrative service fees is recognized as services are provided, based upon actual hours incurred.

Employee Services — Revenue consists primarily of brokerage and agency commissions, fee income for administering health and retirement plans and payroll service fees. Revenue also includes investment income related to client payroll funds that are held in CBIZ accounts, as is industry practice. A description of the revenue recognition, based on the service provided, insurance product sold, and billing arrangement, is provided below:

•

Commissions Revenue — Commissions relating to brokerage and agency activities whereby CBIZ has primary responsibility for the collection of premiums from the insured (agency or indirect billing) are recognized as of the later of the effective date of the insurance policy or the date billed to the customer; commissions to be received directly from insurance companies (direct billing) are recognized when the data necessary from the carriers to properly record revenue becomes available; and life insurance commissions are recognized when the policy becomes effective, which can be either the effective date or the date payment is received and policy is bound. Commission revenue is reported net of reserves for estimated policy cancellations and terminations. The cancellation and termination reserve is based upon estimates and assumptions using historical cancellation and termination experience and other current factors to project future experience. CBIZ periodically reviews the adequacy of the reserve and makes adjustments as necessary. The use of different estimates or assumptions could produce different results.

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

Operating Expenses

Operating expenses represent costs of service and other costs incurred to operate CBIZ’s business units and are primarily comprised of personnel costs and occupancy related expenses. Personnel costs include base compensation, commissions, payroll taxes, gains or losses earned on assets of the deferred compensation plan, and benefits, which are recognized as expense as they are incurred. Personnel costs also include share-based and incentive compensation costs, which are estimated and accrued on a monthly basis. The ultimate determination of incentive compensation is made after year-end results are finalized. Total personnel costs were $487.0 million, $459.8 million and $417.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The largest components of occupancy costs are rent expense and utilities. Base rent expense is recognized over respective lease terms, while utilities and common area maintenance charges are recognized as incurred. Total occupancy costs were $37.1 million, $36.0 million and $34.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Operating Leases

CBIZ leases most of its office facilities and equipment under various operating leases. Rent expense under such leases is recognized evenly throughout the term of the lease obligation when the total lease commitment is a known amount, and recorded on a cash basis when future rent payment increases under the obligation are unknown due to rent escalations being tied to factors that are not currently measurable (such as increases in the consumer price index). Differences between rent expense recognized and the cash payments required under operating lease agreements are recorded in the accompanying Consolidated Balance Sheets as other non-current liabilities.

CBIZ may receive incentives to lease office facilities in certain areas. Such incentives are recorded as a deferred credit and recognized as a reduction to rent expense on a straight-line basis over the lease term.

Share-Based Awards

The measurement and recognition of compensation cost for all share-based payment awards made to employees and non-employee directors is based on the fair value of the award. Accordingly, CBIZ recognizes share-based compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term of up to four years. Share-based compensation expense is recorded in the accompanying Consolidated Statements of Comprehensive Income as operating expenses or G&A expenses, depending on where the respective individual’s compensation is recorded.

New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU No. 2013-11 (“ASU 2013-11”) “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. ASU 2013-11 states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

presented in the financial statements as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward. The exception to this treatment is as follows: to the extent an NOL carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date or if the entity is not required to use and does not intend to use the deferred tax asset, then the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 does not require any additional recurring disclosures. Effective January 1, 2014, CBIZ adopted ASU 2013-11 and as a result reclassified approximately $1.2 million of unrecognized tax benefits to reduce the Company’s deferred tax assets. There was no impact to the accompanying Consolidated Statements of Comprehensive Income as a result of the adoption of ASU 2013-11.

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

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. ASU 2014-09 will require entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 31, 2016, including interim periods. CBIZ will have the option to apply the provisions of ASU 2014-09 either retrospectively to each reporting period presented, or retrospectively with the cumulative effect of applying this standard at the date of initial application. Early adoption is not permitted. CBIZ is currently evaluating the method of adoption and the impact that ASU 2014-09 will have on CBIZ’s accompanying consolidated financial statements.

2.     Accounts Receivable, Net

Accounts receivable, net balances at December 31, 2014 and 2013 were as follows (in thousands):

	2014	2013
Trade accounts receivable	$107,174	$105,814
Unbilled revenue, at net realizable value	47,789	42,224

Total accounts receivable	154,963	148,038
Allowance for doubtful accounts	(11,915)	(9,975)

Accounts receivable, net	$143,048	$138,063

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Changes in the allowance for doubtful accounts on accounts receivable are as follows (in thousands):

	2014	2013	2012
Balance at beginning of period	$(9,975)	$(11,363)	$(8,689)
Provision for losses	(5,740)	(4,664)	(5,051)
Charge-offs, net of recoveries	3,800	6,052	2,377

Balance at end of period	$(11,915)	$(9,975)	$(11,363)

3.    Property and Equipment, Net

Property and equipment, net at December 31, 2014 and 2013 consisted of the following (in thousands):

	2014	2013
Buildings and leasehold improvements	$19,371	$18,380
Furniture and fixtures	21,979	22,087
Capitalized software	35,549	34,983
Equipment	11,486	10,310

Total property and equipment	88,385	85,760
Accumulated depreciation and amortization	(69,910)	(66,805)

Property and equipment, net	$18,475	$18,955

Depreciation expense related to property and equipment for the years ended December 31, 2014, 2013 and 2012 was as follows (in thousands):

	2014	2013	2012
Operating expenses	$4,940	$4,425	$4,381
Corporate general and administrative expenses	413	331	307

Total depreciation expense	$5,353	$4,756	$4,688

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

4.     Goodwill and Other Intangible Assets, Net

The components of goodwill and other intangible assets, net at December 31, 2014 and 2013 were as follows (in thousands):

	2014	2013
Goodwill	$435,231	$384,697
Intangibles:
Client lists	140,187	132,637
Other intangibles	6,482	2,355

Total intangibles	146,669	134,992

Total goodwill and other intangibles assets	581,900	519,689
Accumulated amortization:
Client lists	(54,213)	(51,016)
Other intangibles	(1,225)	(1,025)

Total accumulated amortization	(55,438)	(52,041)

Goodwill and other intangible assets, net	$526,462	$467,648

Goodwill

Changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2014 and 2013 were as follows (in thousands):

	Financial Services	Employee Services	National Practices	Total Goodwill
December 31, 2012	$259,038	$114,418	$1,666	$375,122
Additions	1,677	7,898	—	9,575

December 31, 2013	$260,715	$122,316	$1,666	$384,697
Additions	9,452	42,619	—	52,071
Divestitures	(1,537)	—	—	(1,537)

December 31, 2014	$268,630	$164,935	$1,666	$435,231

Businesses acquired during 2014 resulted in additions to goodwill of approximately $51.9 million, of which $9.3 million was recorded in the Financial Services practice group and $42.6 million was recorded in the Employee Services practice group. Businesses acquired during 2013 resulted in additions to goodwill of approximately $9.3 million, of which $1.4 million was recorded in the Financial Services practice group and $7.9 million was recorded in the Employee Services practice group. The remaining increases in goodwill during 2014 and 2013 were a result of final working capital adjustments. Refer to Note 19 for further discussion of acquisition activities. CBIZ divested one business within the Financial Services practice group during the year ended December 31, 2014 resulting in a decrease to goodwill of $1.5 million. No businesses having goodwill were divested in 2013.

Goodwill Impairment

During the fourth quarter of 2014, CBIZ performed its goodwill impairment testing utilizing a qualitative assessment for each of its reporting units that carried a goodwill balance. The qualitative assessment included an in-depth analysis of many factors, including general economic conditions, industry and market conditions, a broad scope of financial factors, the Company’s weighted average cost of capital, changes in management and

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

key personnel, the Company’s price of its common stock, as well as other drivers of a fair value analysis. As a result of the Company’s qualitative assessment, it was concluded that it was more-likely-than-not that the fair value of each of its reporting units was greater than their respective carrying values, thus resulting in no indication of impairment of goodwill.

Client Lists and Other Intangibles

At December 31, 2014, the weighted average amortization period remaining for total intangible assets was 8.4 years. Client lists are amortized over their expected period of benefit and had a weighted-average amortization period of 8.2 years remaining at December 31, 2014. Other intangibles are amortized over periods ranging from two to fifteen years, and had a weighted-average amortization period of 11.3 years remaining at December 31, 2014.

Amortization expense related to client lists and other intangible assets for the years ended December 31, 2014, 2013 and 2012 was as follows (in thousands):

	2014	2013	2012
Operating expenses	$14,462	$13,520	$11,443
Corporate general and administrative expenses	16	15	16

Total amortization expense	$14,478	$13,535	$11,459

Amortization expense for existing client lists and other intangible assets for each of the next five years ending December 31 is estimated to be (in thousands):

2015	$14,009
2016	$13,346
2017	$12,885
2018	$12,033
2019	$8,162

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Bonds

CBIZ held corporate and municipal bonds with par values totaling $36.4 million and $29.0 million at December 31, 2014 and 2013, respectively. All bonds are investment grade and are classified as available-for-sale. CBIZ’s bonds have maturity dates or callable dates ranging from January 2015 through November 2019, and are included in “Funds held for clients – current” in the accompanying Consolidated Balance Sheets based on the intent and ability of the Company to sell these investments at any time under favorable conditions.

The following table summarizes CBIZ’s bond activity for the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013
Fair value at January 1	$30,011	$29,776
Purchases	14,089	5,650
Sales	(245)	(845)
Maturities and calls	(6,426)	(4,050)
Increase (decrease) in bond premium	1,155	(270)
Fair market value adjustment	(185)	(250)

Fair value at December 31	$38,399	$30,011

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

The CBIZ interest rate swap is designated as a cash flow hedge. Accordingly, the interest rate swap is recorded as either an asset or liability in the accompanying Consolidated Balance Sheets at fair value. Changes in fair value are recorded as a component of accumulated other comprehensive loss (“AOCL”), net of tax, to the extent the swap is effective. Amounts recorded to AOCL are reclassified to interest expense as interest on the underlying debt is recognized. Amounts due related to the swap are recorded as adjustments to interest expense when incurred or payable.

At inception, the critical terms of the interest rate swap matched the underlying risk being hedged, and as such the interest rate swap is expected to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. The interest rate swap is assessed for effectiveness and continued qualification for hedge accounting on a quarterly basis. For the years ended December 31, 2014 and 2013, the interest rate swap was deemed to be highly effective.

As a result of the use of derivative instruments, CBIZ is exposed to risks that the counterparties would fail to meet their contractual obligations. To mitigate the counterparty credit risk, CBIZ only entered into contracts with selected major financial institutions based upon their credit ratings and other factors, and continually assesses the creditworthiness of counterparties. At December 31, 2014 and 2013, all of the counterparties to CBIZ’s interest rate swap had investment grade ratings. There are no credit risk-related contingent features in CBIZ’s interest rate swap nor does the swap contain provisions under which the Company would be required to post collateral.

At December 31, 2014 and 2013, the interest rate swap was classified as a liability derivative. The following table summarizes CBIZ’s outstanding interest rate swap and its classification in the accompanying Consolidated Balance Sheets at December 31, 2014 and 2013 (in thousands).

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	December 31, 2014
	Notional Amount	Fair Value (2)	Balance Sheet Location
Interest rate swap (1)	$25,000	$(126)	Other current and non-current liabilities

	December 31, 2013
	Notional Amount	Fair Value (2)	Balance Sheet Location
Interest rate swap	$40,000	$(452)	Other current and non-current liabilities

(1)	Represents interest rate swap with a notional value of $25 million which will expire in June 2015. Under the terms of the interest rate swap, CBIZ pays interest at a fixed rate of 1.41% plus applicable margin as stated in the agreement, and received interest that varied with the three-month LIBOR.

(2)	See additional disclosures regarding fair value measurements in Note 6.

The following table summarizes the effects of the interest rate swap on CBIZ’s accompanying Consolidated Statements of Comprehensive Income for the years ended December 31, 2014 and 2013 (in thousands):

	Gain recognized in AOCL, net of tax		Loss reclassified from AOCL into expense
	Twelve Months Ended December 31,		Twelve Months Ended December 31,
	2014	2013	2014	2013	Location
Interest rate swap	$206	$230	$(376)	$(459)	Interest expense

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table summarizes CBIZ’s assets and liabilities at December 31, 2014 and 2013 that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level	December 31, 2014	December 31, 2013
Deferred compensation plan assets	1	$60,290	$51,953
Corporate and municipal bonds	1	$38,399	$30,011
Interest rate swap	2	$(126)	$(452)
Contingent purchase price liabilities	3	$(33,368)	$(25,196)

For the years ended December 31, 2014 and 2013, there were no transfers between the valuation hierarchy Levels 1, 2 and 3. The following table summarizes the change in fair value of the Company’s contingent purchase price liabilities identified as Level 3 for the years ended December 31, 2014 and 2013 (pre-tax basis, in thousands):

Contingent Purchase Price Liabilities
Beginning balance — January 1, 2013	$(30,012)
Additions from business acquisitions	(5,487)
Payment of contingent purchase price payable	11,511
Change in fair value of contingency	(1,102)
Change in net present value of contingency	(106)

Balance — December 31, 2013	$(25,196)
Additions from business acquisitions	(19,353)
Payment of contingent purchase price payable	5,230
Change in fair value of contingency	6,080
Change in net present value of contingency	(129)

Balance — December 31, 2014	$(33,368)

Contingent Purchase Price Liabilities — Contingent purchase price liabilities result from business acquisitions and are classified as Level 3 due to the utilization of a probability weighted discounted cash flow approach to determine the fair value of the contingency. A contingent liability is established for each acquisition that has a contingent purchase price component and normally extends over a term of two to six years. The significant unobservable input used in the fair value measurement of the contingent purchase price liabilities is the future performance of the acquired business. The future performance of the acquired business directly impacts the contingent purchase price that is paid to the seller, thus performance that exceeds target could result in a higher payout, and a performance under target could result in a lower payout. Changes in the expected amount of potential payouts are recorded as adjustments to the initial contingent purchase price liability, with the same amount being recorded in the accompanying Consolidated Statements of Comprehensive Income. These liabilities are reviewed quarterly and adjusted if necessary. See Note 19 for further discussion of contingent purchase price liabilities.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table presents financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
2006 Notes	$750	$750	$750	$750
2010 Notes	$95,819	$118,157	$124,506	$173,779

The fair value was determined based upon their most recent quoted market price and as such, is considered to be a Level 1 fair value measurement. The 2006 Notes and 2010 Notes are carried at face value less any unamortized debt discount. See Note 8 for further discussion of CBIZ’s debt instruments.

7.    Income Taxes

For financial reporting purposes, income from continuing operations before income taxes includes the following components (in thousands):

	2014	2013	2012
United States	$50,385	$41,809	$37,970
Foreign (Canada)	183	147	187

Total	$50,568	$41,956	$38,157

Income tax expense included in the accompanying Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012 was as follows (in thousands):

	2014	2013	2012
Continuing operations:
Current:
Federal	$15,749	$13,880	$13,621
Foreign	47	47	47
State and local	1,782	2,311	2,779

Total	17,578	16,238	16,447
Deferred:
Federal	952	(394)	(1,423)
State and local	1,624	733	(660)

Total	2,576	339	(2,083)

Total income tax expense from continuing operations	20,154	16,577	14,364

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	2014	2013	2012
Discontinued operations:
Operations of discontinued operations:
Current	51	3,107	4,590
Deferred	(222)	(653)	361

Total	(171)	2,454	4,951
Gain on disposal of discontinued operations:
Current	34	49,973	52
Deferred	—	(776)	—

Total	34	49,197	52

Total income tax expense from discontinued operations	(137)	51,651	5,003

Total income tax expense	$20,017	$68,228	$19,367

The provision for income taxes attributable to income from continuing operations differed from the amount obtained by applying the federal statutory income tax rate to income from continuing operations before income taxes, as follows (in thousands, except percentages):

	2014	2013	2012
Tax at statutory rate (35%)	$17,699	$14,684	$13,355
State taxes (net of federal benefit)	3,361	2,020	970
Business meals and entertainment — non-deductible	667	624	674
Reserves for uncertain tax positions	(1,724)	(531)	(432)
Other, net	151	(220)	(203)

Provision for income taxes from continuing operations	$20,154	$16,577	$14,364

Effective income tax rate	39.9%	39.5%	37.6%

The income tax benefits associated with the exercise of non-qualified stock options and restricted stock awards reflected in additional paid-in-capital were $0.5 million and $0.1 million for the years ended December 31, 2014 and 2013, respectively. There were none in the year ended December 31, 2012.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013, were as follows (in thousands):

	2014	2013
Deferred tax assets:
Net operating loss carryforwards .	$973	$2,026
Allowance for doubtful accounts	3,028	2,663
Employee benefits and compensation	25,238	23,774
Lease costs	3,959	4,398
State tax credit carryforwards	1,496	2,240
Other deferred tax assets	3,175	3,581

Total gross deferred tax assets	37,869	38,682
Less: valuation allowance	(1,079)	(926)

Total deferred tax assets, net	$36,790	$37,756

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	2014	2013
Deferred tax liabilities:
Accrued interest	$5,878	$8,584
Client list intangible assets	4,016	3,915
Goodwill and other intangibles	22,284	17,876
Contingent purchase price liabilities	3,590	1,977
Other deferred tax liabilities	248	222

Total gross deferred tax liabilities	$36,016	$32,574

Net deferred tax asset	$774	$5,182

CBIZ has established valuation allowances for certain states’ deferred tax assets, primarily related to portions of the state net operating loss (“NOL”) carryforwards and state income tax credit carryforwards at December 31, 2014 and December 31, 2013. The net increase in the valuation allowance for the year ended December 31, 2014 of $0.2 million primarily related to a change in the valuation allowance for a state tax credit carryforward. The net decrease in the valuation allowance for the year ended December 31, 2013 of $0.2 million primarily related to changes in the valuation allowance for NOL’s.

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

CBIZ and its subsidiaries file income tax returns in the United States, Canada, and most state jurisdictions. In October 2013, the Internal Revenue Service (“IRS”) completed its audit of the Company’s 2010 federal income tax return. The Company paid a nominal amount related to the settlement of the audit. CBIZ’s federal income tax returns for years ending prior to January 1, 2011 are no longer subject to examination. In February 2015, the Company was informed that the IRS will commence an audit of its 2013 federal tax return. With limited exceptions, CBIZ’s state and local income tax returns and non-U.S. income tax returns are no longer subject to tax authority examinations for years ending prior to January 1, 2010 and January 1, 2009, respectively.

The availability of NOL’s and state tax credits are reported as deferred tax assets, net of applicable valuation allowances, in the accompanying Consolidated Balance Sheets. At December 31, 2014, the Company has state net operating loss carryforwards of $29.2 million and state tax credit carryforwards of $1.6 million. The state net operating loss carryforwards expire on various dates between 2015 and 2030 and the state tax credit carryforwards expire on various dates between 2018 and 2036.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2014	2013	2012
Balance at January 1	$5,508	$3,618	$3,979
Additions for tax positions of the current year	1,107	2,647	212
Additions for tax positions of prior years	118	—	323
Settlements of prior year positions	(1,343)	—	—
Lapse of statutes of limitation	(799)	(757)	(896)

Balance at December 31	$4,591	$5,508	$3,618

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Included in the balance of unrecognized tax benefits at December 31, 2014 are $2.9 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company believes it is reasonably possible that certain of these unrecognized tax benefits could change in the next twelve months. CBIZ expects reductions in the liability for unrecognized tax benefits of approximately $0.3 million within the next twelve months due to expiration of statutes of limitation. Given the number of years that are currently subject to examination, the Company is unable to estimate the range of potential adjustments to the remaining balance of unrecognized tax benefits at this time.

CBIZ recognizes interest expense, and penalties related to unrecognized tax benefits as a component of income tax expense. During 2014, the Company accrued interest expense of $0.3 million and, as of December 31, 2014, had recognized a liability for interest expense and penalties of $0.3 million and $0.3 million, respectively, relating to unrecognized tax benefits. During 2013, the Company accrued interest expense of $0.2 million and penalties of $0.2 million and, as of December 31, 2013, had recognized a liability for interest expense and penalties of $0.3 million and $0.3 million, respectively, relating to unrecognized tax benefits.

8.     Borrowing Arrangements

CBIZ had two primary debt arrangements at December 31, 2014 that provide the Company with the capital necessary to meet its working capital needs as well as the flexibility to continue with its strategic initiatives, including business acquisitions and share repurchases: the 4.875% 2010 Convertible Senior Subordinated Notes (“2010 Notes”) in an aggregate outstanding principal amount of $97.6 million and a $400.0 million unsecured credit facility (the “credit facility”). A third debt arrangement, the 2006 Convertible Senior Subordinated Notes (“2006 Notes”), has been significantly reduced as a result of the repurchase of most of the outstanding 2006 Notes in 2010 and 2011 as is discussed more fully below.

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

If CBIZ undergoes a “fundamental change” (as defined in the 2010 Indenture), holders of the 2010 Notes will have the right, subject to certain conditions, to require CBIZ to repurchase for cash all or a portion of their 2010 Notes at a repurchase price equal to 100.0% of the principal amount of the 2010 Notes to be repurchased plus accrued and unpaid interest, including additional amounts, if any.

During the year ended December 31, 2014, the Company paid cash of $30.6 million and issued 1.5 million shares of CBIZ common stock in exchange for retiring $32.4 million of its outstanding $130.0 million 2010 Notes in privately negotiated transactions. Notes repurchased are deemed to be extinguished.

The carrying amount of the 2010 Notes at December 31, 2014 and 2013 was as follow (in thousands):

	2014	2013
Principal amount of notes	$97,650	$130,000
Unamortized discount	(1,831)	(5,494)

Net carrying amount	$95,819	$124,506

The discount on the liability component of the 2010 Notes is being amortized using the effective interest method based upon an annual effective rate of 7.5%, which represented the market rate for similar debt without a conversion option at the issuance date. The discount is being amortized over the term of the 2010 Notes which is five years from the date of issuance. At December 31, 2014, the unamortized discount had a remaining amortization period of approximately 9 months.

At December 31, 2014 and 2013, the 2010 Notes were classified as a non-current liability. The 2010 Notes mature on October 1, 2015 and it is Management’s intention to retire the 2010 Notes during the year ended December 31, 2015 with the amounts available under the credit facility. In addition, the Company may repurchase additional 2010 Notes in privately negotiated transactions.

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

On September 27, 2010, concurrent with the closing of the 2010 Notes, CBIZ repurchased $60.0 million of the 2006 Notes at par through privately negotiated transactions. On June 1, 2011, the note holders provided notice to the Company to redeem an additional $39.3 million of the 2006 Notes. The 2006 Notes were settled in cash for the principal amount and any accrued and unpaid interest. The remaining $750,000 of 2006 Notes may be redeemed by CBIZ at any time until the due date of June 1, 2026. At December 31, 2014 and 2013, the 2006 Notes were classified as a non-current liability since the remaining note holders cannot cause the redemption of their notes until June 1, 2016. It is Management’s intention to retire the remaining $750,000 of the 2006 Notes during the year ended December 31, 2015 with the amounts available under the credit facility.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The carrying amount of the 2006 Notes at December 31, 2014 and 2013 was as follow (in thousands):

	2014	2013
Principal amount of notes	$750	$750
Unamortized discount	—	—

Net carrying amount	$750	$750

For the years ended December 31, 2014 and 2013, CBIZ recognized interest expense on the 2010 Notes and the 2006 Notes as follows (in thousands):

	2014	2013
Contractual coupon interest	$5,719	$6,361
Amortization of discount	2,728	2,840
Amortization of deferred financing costs	644	720

Total interest expense	$9,091	$9,921

Bank Debt

On July 28, 2014, CBIZ replaced its $275.0 million unsecured credit facility with a new $400.0 million unsecured credit facility (the “credit facility”) with Bank of America, N.A., as agent for a group of eight participating banks. The credit facility will provide the Company with the continued ability to grow through strategic acquisitions and the flexibly to refinance the 2010 Notes. In addition, the new credit facility will enable the Company to lower borrowing costs and simplify its capital structure. The new credit facility will expire in July 2019. The balance outstanding under the then-applicable credit facility was $107.4 million and $48.5 million at December 31, 2014 and December 31, 2013, respectively. Rates for the years ended December 31, 2014 and 2013 were as follows:

	2014	2013
Weighted average rates	2.44%	2.99%

Range of effective rates	1.87% - 4.00%	1.88% - 3.91%

CBIZ had approximately $185.0 million of available funds under the credit facility at December 31, 2014. Available funds under the credit facility are based on a multiple of earnings before interest, taxes, depreciation and amortization as defined in the credit facility, and are reduced by letters of credit and outstanding borrowings on the credit facility. Under the credit facility, loans are charged an interest rate consisting of a base rate or Eurodollar rate plus an applicable margin, letters of credit are charged based on the same applicable margin, and a commitment fee is charged on the unused portion of the credit facility.

Management’s intention is to retire the 2010 and 2006 Notes during the year ended December 31, 2015 with the amounts available under the credit facility. In addition, the Company may repurchase additional 2010 Notes in privately negotiated transactions.

The credit facility provides CBIZ operating flexibility and funding to support seasonal working capital needs and other strategic initiatives such as acquisitions and share repurchases. The credit facility is subject to certain financial covenants that may limit CBIZ’s ability to borrow up to the total commitment amount. Covenants require CBIZ to meet certain requirements with respect to (i) a total leverage ratio and (ii) minimum fixed charge

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

coverage ratio. As of December 31, 2014, CBIZ believes it is in compliance with its debt covenants. The credit facility also places restrictions on CBIZ’s ability to create liens or other encumbrances, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of assets, or to merge or consolidate with an unaffiliated entity. According to the terms of the credit facility, CBIZ is not permitted to declare or make any dividend payments, other than dividend payments made by one of its wholly-owned subsidiaries to the parent company. The credit facility contains a provision that, in the event of a defined change in control, the credit facility may be terminated.

9.     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at December 31, 2014 and 2013 were as follows (in thousands):

	2014	2013
Net unrealized (losses) gains on available-for-sale securities, net of income tax (benefit) expense of $(37) and $37, respectively	$(58)	$59
Net unrealized loss on interest rate swap, net of income tax benefit of $47 and $167, respectively	(79)	(285)
Foreign currency translation	(558)	(499)

Accumulated other comprehensive loss	$(695)	$(725)

10.     Lease Commitments

Operating Leases

CBIZ leases certain of its office facilities and equipment under various operating leases. Future minimum cash commitments under operating leases as of December 31, 2014 were as follows (in thousands):

Year Ending December 31,	Gross Operating Lease Commitments (1)	Sub-Leases (2)	Net Operating Lease Commitments (1)
2015	$34,424	$875	$33,549
2016	31,422	699	30,723
2017	24,486	—	24,486
2018	20,800	—	20,800
2019	14,986	—	14,986
Thereafter	58,627	—	58,627

Total	$184,745	$1,574	$183,171

(1)	Includes lease commitments accrued in the consolidation and integration reserve as of December 31, 2014 as further described in Note 12.

(2)	A substantial portion of the sub-leases relate to restructuring lease obligations and are reflected in the consolidation and integration reserve as further described in Note 12.

Rent expense for continuing operations (excluding consolidation and integration charges) incurred under operating leases was $34.3 million, $33.9 million and $32.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. Rent expense does not necessarily reflect cash payments, as described under “Operating Leases” in Note 1.

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

Indemnifications

CBIZ has various agreements in which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which CBIZ customarily agrees to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2014, CBIZ was not aware of any obligations arising under indemnification agreements that would require material payments.

Employment Agreements

CBIZ maintains severance and employment agreements with certain of its executive officers, whereby such officers may be entitled to payment in the event of termination of their employment. CBIZ also has arrangements with certain non-executive employees which may include severance and other employment provisions. CBIZ accrues for amounts payable under these contracts and arrangements as triggering events occur and obligations become known. During the years ended December 31, 2014, 2013 and 2012, payments regarding such contracts and arrangements were not material.

Letters of Credit and Guarantees

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits which totaled $2.3 million and $2.5 million at December 31, 2014 and 2013. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $1.9 million and $2.4 million at December 31, 2014 and 2013, respectively.

CBIZ acted as guarantor on various letters of credit for a CPA firm with which it has an affiliation, which totaled $1.9 million at December 31, 2014 and 2013. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying Consolidated Balance Sheets. Management does not expect any material changes to result from these instruments as performance under the guarantees is not expected to be required.

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

These lawsuits arose out of the bankruptcy of Mortgages Ltd., a mortgage lender to developers in the Phoenix, Arizona area. Various other professional firms and individuals not related to the Company were also named defendants in these lawsuits.

Mortgages Ltd. had been audited by Mayer Hoffman McCann PC (“Mayer Hoffman”), a CPA firm that has an administrative services agreement with CBIZ. The lawsuits asserted claims against Mayer Hoffman for, among others things, violations of the Arizona Securities Act, common law fraud, and negligent misrepresentation, and sought to hold the CBIZ Parties vicariously liable for Mayer Hoffman’s conduct as either a statutory control person under the Arizona Securities Act or a joint venturer under Arizona common law. CBIZ is not a CPA firm, does not provide audits, and did not audit any of the entities at issue in these lawsuits, nor is CBIZ a control person of, or a joint venture with, Mayer Hoffman.

In June 2011, the Facciola court, in which the plaintiffs were seeking to certify a class of all Mortgages Ltd. investors, granted the motions to dismiss filed by the CBIZ Parties and Mayer Hoffman. After that dismissal order, the plaintiffs moved the court to amend their complaint in an attempt to state a claim against the CBIZ Parties and Mayer Hoffman. In November 2011, the Facciola court denied the plaintiffs’ request to amend the complaint as to the CBIZ Parties and Mayer Hoffman. In June 2012, the remaining defendants in the Facciola case reached a class action settlement, which the court approved in October 2012. Eighteen class members, however, opted out of the settlement before it was finalized and, in September 2012, filed a new case against all of the defendants in the Facciola case, including the CBIZ Parties (Rader et al v. Greenberg Traurig, LLC, et al). In December 2012, the Facciola plaintiffs filed an appeal to the U.S. Court of Appeals for the Ninth Circuit of the dismissal of their case against the CBIZ Parties and Mayer Hoffman. On February 23, 2015 the U.S. Court of Appeals for the Ninth Circuit upheld the dismissal in its entirety.

The plaintiffs, except for the ML Liquidating Trust, alleged that they directly or indirectly invested in real estate mortgages through Mortgages Ltd. The Victims Recovery, Ashkenazi, Rader and Marsh plaintiffs sought monetary damages equivalent to their alleged losses on those investments. The ML Liquidating Trust asserted errors and omissions and breach of contract claims and sought monetary damages. The Ashkenazi complaint alleged damages of approximately $92.0 million; the Victims Recovery complaint alleged damages of approximately $53.0 million; the Rader complaint alleged damages in excess of $15.0 million; the Marsh complaint alleged damages in excess of $115.0 million; and the Facciola, and ML Liquidating Trust complaints alleged damages in excess of approximately $200.0 million. The plaintiffs in these suits also sought pre- and post-judgment interest, punitive damages and attorneys’ fees.

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

The CBIZ Parties and Mayer Hoffman, without admitting any liability, have executed final settlements in the Victims Recovery, Ashkenazi, Rader and Marsh lawsuits. The CBIZ Parties did not pay any monetary amounts as part of these settlements. With the exception of claims held by two plaintiffs from the Ashkenazi lawsuit, all claims against the CBIZ Parties in the Victims Recovery, Ashkenazi, Rader and Marsh lawsuits have been dismissed with prejudice. The CBIZ Parties and Mayer Hoffman have reached a settlement in the ML Liquidating Trust lawsuit that is conditioned upon the approval of the United States bankruptcy court adjudicating Mortgages Ltd.’s bankruptcy. Two plaintiffs from the Ashkenazi lawsuit (“Baldino Group”) were not part of that settlement and their claims, which allege damages of approximately $16.0 million, are proceeding. At this time limited discovery is proceeding in the Baldino Group matter and no trial date has been set.

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

The Company cannot predict the outcome of the above matters or estimate the possible loss or range of loss, if any. Although the remaining proceedings are subject to uncertainties inherent in the litigation process and the ultimate disposition of these proceedings is not presently determinable, management believes that the allegations are without merit and that the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

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

During the years ended December 31, 2014 and 2013, there were no significant consolidation or integration activities. Other charges against income for the years ended December 31, 2014 and 2013 related to net present value of interest and changes in assumptions for spaces under sub-lease. Activity during the years ended December 31, 2014 and 2013 was as follows (in thousands):

Consolidation and Integration Reserve
Reserve balance at December 31, 2012	$1,264
Adjustments against income (1)	642
Payments (2)	(895)

Reserve balance at December 31, 2013	1,011
Adjustments against income (1)	478
Payments (2)	(365)

Reserve balance at December 31, 2014	$1,124

(1)	Adjustments against income are included in “operating expenses” in the accompanying Consolidated Statements of Comprehensive Income.

(2)	Payments are net of sub-lease payments received.

Cash commitments required under these obligations are included in the schedule of future minimum cash commitments in Note 10. Determination of the consolidation and integration reserve includes significant judgment and estimates by management, primarily with respect to CBIZ’s ability to sublease vacated space. Actual results could differ from those estimates.

Consolidation and integration charges primarily consist of lease consolidation and abandonment charges and were $0.5 million, $0.6 million and $0.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. Lease consolidation and integration charges are recorded as operating expenses in the accompanying Consolidated Statements of Comprehensive Income.

13.     Employee Benefits

Employee Savings Plan

CBIZ sponsors a qualified 401(k) defined contribution plan that covers substantially all of its employees. Participating employees may elect to contribute, on a tax-deferred basis, up to 80% of their pre-tax annual compensation (subject to a maximum permissible contribution under Section 401(k) of the Internal Revenue Code). Matching contributions by CBIZ are 50% of the first 6% of base compensation that the participant contributes, and additional amounts may be contributed at the discretion of the Board of Directors. Participants may elect to invest their contributions in various funds including: equity, fixed income, stable value, and balanced – lifecycle funds. Employer contributions (net of forfeitures) made to the plan during the years ended December 31, 2014, 2013 and 2012 were approximately $8.5 million, $7.9 million and $7.2 million, respectively.

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

Assets of the deferred compensation plan consist primarily of investments in mutual funds, money market funds and equity securities. The values of these investments are based on published market prices at the end of the period. Adjustments to the fair value of these investments are recorded in “Other income, net,” offset by the same adjustments to compensation expense (recorded as operating expenses or G&A expenses in the accompanying Consolidated Statements of Comprehensive Income). For the years ended December 31, 2014, 2013 and 2012, CBIZ recorded gains of $3.7 million, $8.2 million and $4.3 million, respectively, related to these investments. These investments are specifically designated as available to CBIZ solely for the purpose of paying benefits under the deferred compensation plan. However, the investments in the rabbi trusts would be available to all unsecured general creditors in the event that CBIZ becomes insolvent.

Deferred compensation plan obligations represent amounts due to plan participants and consist of accumulated participant deferrals and changes in fair value of investments thereon since the inception of the plan, net of withdrawals. This liability is an unsecured general obligation of CBIZ and is recorded as “Deferred compensation plan obligations” in the accompanying Consolidated Balance Sheets.

14.     Common Stock

CBIZ’s authorized common stock consists of 250.0 million shares of common stock, par value $0.01 per share (“Common Stock”). The holders of CBIZ’s Common Stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders. There are no cumulative voting rights with respect to the election of directors. Accordingly, the holder or holders of a majority of the outstanding shares of Common Stock will be able to elect the directors of CBIZ then standing for election as terms expire. Holders of Common Stock have no preemptive rights and are entitled to such dividends as may be declared by the Board of Directors of CBIZ out of funds legally available. The holders of CBIZ’s Common Stock are not entitled to any sinking fund, redemption or conversion rights. On liquidation, dissolution or winding up of CBIZ, the holders of Common Stock are entitled to share ratably in the net assets of CBIZ remaining after the payment to any and all creditors. The outstanding shares of Common Stock are duly authorized, validly issued, fully paid and non-assessable.

In 2010, CBIZ issued the 2010 Notes pursuant to Rule 144A of the Securities Act of 1933, as amended. For the year ended December 31, 2014, the Company paid cash of $30.6 million and issued 1.5 million shares of CBIZ common stock in exchange for retiring $32.4 million of its outstanding $130.0 million 2010 Notes in privately negotiated transactions. The Company cannot at this time determine the number of shares of Common Stock it will issue upon conversion of these notes, although the number of shares of Common Stock it will issue, if any, will be calculated as defined in the indenture agreements with U.S. Bank National Association as trustee. The 2006 Notes and 2010 Notes are further discussed in Note 8.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Treasury Stock

CBIZ’s Board of Directors approved various share repurchase programs that were effective during the years ended December 31, 2014, 2013 and 2012. Under these programs, shares may be purchased in the open market or in privately negotiated transactions according to SEC rules.

The repurchase programs do not obligate CBIZ to acquire any specific number of shares and may be suspended at any time. Repurchased shares are held in treasury and may be reserved for future use in connection with acquisitions, employee share plans and other general purposes. Under CBIZ’s credit facility (described in Note 8) share repurchases are unlimited when total leverage is less than 3.0. When leverage is greater than 3.0, the annual share repurchase is limited to $25.0 million.

During the year ended December 31, 2013, concurrent with the sale of MMP, CBIZ repurchased an additional 3.9 million shares from Westbury, a company organized by CBIZ founder Michael G. DeGroote, which was 50.0% of Westbury’s then current holdings of the Company’s common stock, at a price of $6.65 per share, which represented the 60-day moving average share price at July 1, 2013. The total cost of this repurchase was $25.7 million. See Note 18 for further discussion of the Westbury transactions.

CBIZ repurchased 3.2 million shares at a cost (including fees and commissions) of $26.6 million under the share repurchase program in 2014 and 1.0 million shares at a cost of $5.7 million in 2012. Excluding the shares repurchased from Westbury in 2013 as discussed above, no additional shares were repurchased in 2013.

15.     Employee Share Plans

Employee Stock Purchase Plan

The 2007 Employee Stock Purchase Plan (“ESPP”), which has a termination date of June 30, 2017, allows qualified employees to purchase shares of common stock through payroll deductions up to a limit of $25,000 of stock per calendar year. The price an employee pays for shares is 85.0% of the fair market value of CBIZ Common Stock on the last day of the purchase period. Purchase periods begin on the sixteenth day of the month and end on the fifteenth day of the subsequent month. Other than a one-year holding period from the date of purchase, there is no vesting or other restrictions on the stock purchased by employees under the ESPP.

Under the ESPP, the total number of shares of Common Stock that can be purchased shall not exceed two million shares.

Stock Awards

Effective May 15, 2014, CBIZ shareholders approved a new plan, the CBIZ, Inc. 2014 Stock Incentive Plan (“2014 Plan”). The 2014 Plan is in addition to the 2002 Amended and Restated CBIZ, Inc. Stock Incentive Plan (“2002 Plan”), of which CBIZ has granted various stock-based awards through the year ended December 31, 2014. The terms and vesting schedules for stock-based awards vary by type and date of grant. At December 31, 2014, approximately 0.8 million shares were available for future grant under the 2002 Plan.

Beginning in 2015, the 2014 Plan will replace and, for future grants, supersede the 2002 Plan. The operating terms of the 2014 Plan are substantially similar to those of the 2002 Plan. Under the 2014 Plan, which expires in 2024, a maximum of 9.6 million stock options, restricted stock or other stock based compensation awards may be granted. Shares subject to award under the 2014 Plan may be either authorized but unissued shares of CBIZ Common Stock or treasury shares.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

CBIZ utilized the Black-Scholes-Merton option-pricing model to determine the fair value of stock options on the date of grant. The fair value of stock options granted during the years ended December 31, 2014, 2013 and 2012 were $2.25, $1.96 and $1.74, respectively. The following weighted average assumptions were utilized:

	2014	2013	2012
Expected volatility (1)	28.83%	33.46%	32.86%
Expected option life (years) (2)	4.66	4.85	4.85
Risk-free interest rate (3)	1.38%	0.75%	0.78%
Expected dividend yield (4)	0.00%	0.00%	0.00%

(1)	The expected volatility assumption was determined based upon the historical volatility of CBIZ’s stock price, using daily price intervals.

(2)	The expected option life was determined based upon CBIZ’s historical data using a midpoint scenario, which assumes all options are exercised halfway between the expiration date and the weighted average time it takes the option to vest.

(3)	The risk-free interest rate assumption was based upon zero-coupon U.S. Treasury bonds with a term approximating the expected life of the respective options.

(4)	The expected dividend yield assumption was determined in view of CBIZ’s historical and estimated dividend payouts. CBIZ does not expect to change its dividend payout policy in the foreseeable future.

During the years ended December 31, 2014, 2013 and 2012, CBIZ recognized compensation expense for these awards as follows (in thousands):

	2014	2013	2012
Stock options	$2,576	$2,748	$2,981
Restricted stock awards	3,629	2,907	2,907

Total stock-based compensation expense before income tax benefit	$6,205	$5,655	$5,888

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Stock Options

Stock options granted during the years ended December 31, 2014, 2013 and 2012 were generally subject to a 25% incremental vesting schedule over a four-year period commencing from the date of grant. Stock options expire six years from the date of grant and are awarded with an exercise price equal to the market value of CBIZ’s Common Stock on the date of grant. At the discretion of the Compensation Committee of the Board of Directors, options awarded under the 2002 Plan may vest in a time period shorter than four years. Under the 2014 Plan, stock options awarded to non-employee directors have generally been granted with immediate vesting. Stock options may be granted alone or in addition to other awards and may be of two types: incentive stock options and nonqualified stock options. In the event the optionee of an incentive stock option owns, at the time such stock option is awarded or granted, more than ten percent of the voting power of all classes of stock of CBIZ, the option price shall not be less than 110% of such fair market value. During the years ended December 31, 2014, 2013 and 2012, no individual who may receive options had an ownership in excess of ten percent of the voting power of all classes of CBIZ stock. Stock option activity during the year ended December 31, 2014 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2013	6,035	$6.88
Granted	1,348	$8.36
Exercised	(1,507)	$7.54
Expired or canceled	(274)	$6.97

Outstanding at December 31, 2014	5,602	$7.06	3.42 years	$8.4

Vested and exercisable at December 31, 2014	2,482	$6.84	2.21 years	$4.3

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2014, 2013 and 2012 was $3.0 million, $3.0 million and $2.5 million, respectively. The aggregate intrinsic value of stock options exercised during each of the years ended December 31, 2014, 2013 and 2012 was $2.3 million, $2.0 million and $0.8 million, respectively. The intrinsic value is calculated as the difference between CBIZ’s stock price on the exercise date and the exercise price of each option exercised. At December 31, 2014, CBIZ had unrecognized compensation cost for non-vested stock options of $6.5 million to be recognized over a weighted average period of approximately 1.4 years.

Restricted Stock Awards

Under the 2002 Plan, certain employees and non-employee directors were granted restricted stock awards. Restricted stock awards are independent of option grants and are granted at no cost to the recipients. The awards are subject to forfeiture if employment terminates prior to the release of restrictions, generally one to four years from the date of grant. Recipients of restricted stock awards are entitled to the same dividend and voting rights as holders of other CBIZ Common Stock, subject to certain restrictions during the vesting period, and the awards are considered to be issued and outstanding from the date of grant. Shares granted under the 2002 Plan cannot be sold, pledged, transferred or assigned during the vesting period.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Restricted stock award activity during the year ended December 31, 2014 was as follows:

	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value (1)
Non-vested at December 31, 2013	1,083	$6.62
Granted	482	$8.46
Vested	(507)	$6.98
Forfeited	(18)	$6.94

Non-vested at December 31, 2014	1,039	$7.30

(1)	Represents weighted average market value of the shares as the awards are granted at no cost to the recipients.

At December 31, 2014, CBIZ had unrecognized compensation cost for restricted stock awards of $7.6 million to be recognized over a weighted average period of approximately 1.3 years. The total fair value of shares vested during the years ended December 31, 2014, 2013 and 2012 was approximately $3.5 million, $3.0 million and $2.9 million, respectively. The market value of shares awarded during the years ended December 31, 2014, 2013 and 2012 was $4.1 million, $3.4 million and $3.0 million, respectively. This market value was recorded as unearned compensation and is being expensed ratably over the periods which the restrictions lapse. Awards outstanding at December 31, 2014 will be released from restrictions at dates ranging from February 2015 through May 2018.

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

As described in Note 8, CBIZ’s 2006 Notes and 2010 Notes may result in future issuances of CBIZ common stock. Under the net share settlement method, potential shares issuable under the 2006 Notes and 2010 Notes will be considered dilutive, and will be included in the calculation of diluted weighted average shares, if the Company’s market price per share exceeds the conversion price of $10.63 for the 2006 Notes and $7.41 of the 2010 Notes. As of December 31, 2014, the Company’s average annual market price per share of $8.71 had not exceeded the conversion price of the 2006 Notes, but had exceeded the conversion price of the 2010 Notes. For the years ended December 31, 2013 and 2012, the Company’s average annual market price per share had not exceeded the conversion price of the 2006 Notes or 2010 Notes.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Year Ended December 31,
	2014	2013	2012
Numerator:
Income from continuing operations	$30,414	$25,379	$23,793

Denominator:
Basic
Weighted average common shares outstanding	48,343	48,632	49,002

Diluted
Stock options (1)	761	194	—
Restricted stock awards	293	263	186
Contingent shares (2)	129	52	64
Convertible senior subordinated notes (3)	1,961	—	—

Diluted weighted average common shares outstanding	51,487	49,141	49,252

Earnings Per Share:
Basic earnings per share from continuing operations	$0.63	$0.52	$0.49

Diluted earnings per share from continuing operations	$0.59	$0.52	$0.48

(1)	For the years ended December 31, 2014, 2013 and 2012, a total of 0.9 million, 6.1 million and 8.2 million stock based awards, respectively, were excluded from the calculation of diluted earnings per share as their exercise prices would render them anti-dilutive.

(2)	Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by CBIZ once future conditions have been met. See Note 19 for further discussion of acquisitions.

(3)	The dilutive impact of potential shares to be issued related to the 2010 Notes is based on the average share price of $8.71 for the twelve months ended December 31, 2014 which exceeded the conversion price of $7.41.

17.     Supplemental Cash Flow Disclosures

Cash paid for interest and income taxes during the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

	2014	2013	2012
Interest	$9,268	$10,783	$11,089

Income taxes (1)	$18,277	$67,941	$12,902

(1)	Approximately $47.5 million related to the gain on sale of MMP is included in cash paid for income taxes for the year ended December 31, 2013.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Supplemental Disclosures of Non-Cash Investing and Financing Activities

Non-cash investing and financing activities during the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

	2014	2013	2012
Business acquisitions, including contingent consideration earned	$4,265	$2,417	$11,849

Estimated contingent purchase price payable	$12,817	$5,288	$15,659

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

Pursuant to an agreement (the “Westbury Agreement”), CBIZ purchased an option for $5.0 million to purchase up to approximately 7.7 million shares of CBIZ’s common stock at a price of $7.25 per share, which constituted the remaining shares of CBIZ’s common stock held by Westbury. On August 30, 2013, concurrently with the sale of MMP, CBIZ repurchased 3.9 million shares from Westbury, which was 50.0% of Westbury’s then current holdings of the Company’s common stock, at a price of $6.65 per share, which represented the 60-day moving average share price at July 1, 2013. The total cost of this repurchase was $25.7 million. The option to repurchase the remaining shares from Westbury expired on September 30, 2013.

A number of the businesses acquired by CBIZ are located in properties owned indirectly by and leased from persons employed by CBIZ, none of whom are members of CBIZ’s senior management. In the aggregate, CBIZ paid approximately $2.2 million, $2.1 million and $2.0 million during the years ended December 31, 2014, 2013 and 2012, respectively, under such leases which management believes were at market rates.

Rick L. Burdick, a director of CBIZ, is a partner of Akin Gump Strauss Hauer & Feld LLP (“Akin Gump”). Akin Gump performed legal work for CBIZ during the years ended December 31, 2014, 2013 and 2012 for which the firm received approximately $0.6 million, $0.4 million and $0.2 million from CBIZ, respectively.

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

CBIZ acted as guarantor for letters of credit for a CPA firm with which it has an affiliation. The letters of credit totaled $1.9 million as of December 31, 2014 and 2013. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated financial statements. Management does not expect any material changes to result from these instruments as performance is not expected to be required.

19.     Acquisitions

During the year ended December 31, 2014, CBIZ acquired substantially all of the assets of six businesses:

First quarter 2014

•	Centric Insurance Agency (“Centric”), located in New Providence, New Jersey, is an insurance broker providing property and casualty insurance, with a specialty in education and public schools.

•

Clearview National Partners, LLC (“Clearview”), located in Waltham, Massachusetts, is a specialized employee benefits broker focused on providing employee benefit solutions to clients with more than 100 employees.

•

Lewis Birch & Richardo, LLC (“LBR”), located in Tampa Bay, Florida, is a professional tax, accounting and consulting service provider with significant experience and expertise in matrimonial and family law litigation support, not-for-profit entities and health care provider services.

Second quarter 2014

•	Tegrit Group (“Tegrit”), based in Akron, Ohio, is a national provider of actuarial consulting and retirement plan administration.

Third quarter 2014

•

Rognstad’s Inc. d.b.a. Sattler Insurance Agency (“Sattler”), based in Lewiston, Idaho, provides property and casualty, personal, and life insurance services, with a specialty in outdoor recreation insurance, to businesses across the United States.

Fourth quarter 2014

•

Weekes & Callaway (“W&C”), located in Delray Beach, Florida, is a full service insurance brokerage firm offering clients a complete line of services including commercial lines, personal lines, risk management, and employee benefits.

Pro forma results of operations have not been presented because the effects of the acquisitions were insignificant to the Company’s income from continuing operations before income taxes. The operating results of Centric, Clearview, Tegrit, Sattler, and W&C are reported in the Employee Services practice group and the operating results of LBR are reported in the Financial Services practice group. Aggregate consideration for these acquisitions consisted of approximately $43.9 million in cash, $2.9 million in CBIZ common stock, and $19.4 million in contingent consideration.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The aggregate purchase price for these acquisitions was allocated as follows (in thousands):

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$1,381
Accounts receivable, net	4,204
Other assets	464
Identifiable intangible assets	17,952
Accounts payable	(3,319)
Accrued liabilities	(3,513)
Income taxes payable	(1,058)
Deferred taxes	(1,834)

Total identifiable net assets	$14,277
Goodwill	51,873

Aggregate purchase price	$66,150

Under the terms of the acquisition agreements, a portion of the purchase price is contingent on future performance of the businesses acquired. The maximum potential undiscounted amount of all future payments that CBIZ could be required to make under the contingent arrangements is $20.9 million. CBIZ is required to record the fair value of this obligation at the acquisition date. Utilizing a probability weighted income approach, CBIZ determined that the fair value of the contingent consideration arrangement was $19.4 million, of which $5.0 million was recorded in “Contingent purchase price liability – current” and $14.4 million was recorded in “Contingent purchase price liability – non-current” in the accompanying Consolidated Balance Sheets at December 31, 2014.

The goodwill of $51.9 million arising from the acquisitions in 2014 consists largely of expected future earnings and cash flows from the existing management team, as well as the synergies created by the integration of the new businesses within the CBIZ organization, including cross-selling opportunities expected with the Company’s Financial Services group and the Employee Services group, to help strengthen the Company’s existing service offerings and expand the Company’s market position. Substantially all of the goodwill is deductible for income tax purposes.

During the year ended December 31, 2014, CBIZ purchased four client lists, three of which are reported in the Financial Services practice group and one of which is recorded in the Employee Services practice group. Total consideration for these client lists was $1.0 million cash paid at closing and an additional $0.2 million in cash, which is contingent upon future financial performance of the client list.

In addition, CBIZ paid $4.6 million in cash and issued approximately 67,000 shares of common stock during the year ended December 31, 2014 as contingent earnouts for previous acquisitions. During the year ended December 31, 2014, CBIZ also decreased the fair value of the contingent purchase price liability related to CBIZ’s prior acquisitions by $3.9 million due to lower than originally projected future results of the acquired businesses. This decrease of $3.9 million is included in “Other income, net” in the accompanying Consolidated Statements of Comprehensive Income. Refer to Note 6 for further discussion of contingent purchase price liabilities.

During the year ended December 31, 2013, CBIZ acquired substantially all of the assets of two companies:

•	Associated Insurance Agents (“AIA”), an insurance brokerage agency specializing in property and casualty insurance, located in Minneapolis, Minnesota.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

•

Knight Field Fabry LLP (“Knight”), an accounting and financial services company located in Denver, Colorado. The operating results of AIA are reported in the Employee Services practice group and the operating results of Knight are reported in the Financial Services practice group.

Aggregate consideration for these acquisitions consisted of $4.9 million in cash paid at closing, $0.4 million in guaranteed future consideration, and $5.5 million net present value in contingent consideration to be settled in cash, subject to the acquired operations achieving certain performance targets.

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

Under the terms of the acquisition agreements, a portion of the purchase price is contingent on future performance of the businesses acquired. The maximum potential undiscounted amount of all future payments that CBIZ could be required to make under the contingent arrangements is $6.1 million. CBIZ is required to record the fair value of this obligation at the acquisition date. CBIZ determined, utilizing a probability weighted income approach, that the fair value of the contingent consideration arrangement was $5.5 million, of which $1.2 million was recorded in “Contingent purchase price liability – current” and $4.3 million was recorded in “Contingent purchase price liability – non-current” in the accompanying Consolidated Balance Sheets at December 31, 2013.

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

In addition, CBIZ paid $10.1 million in cash and issued approximately 184,000 shares of common stock during the year ended December 31, 2013 as contingent earnouts for previous acquisitions. During the year ended December 31, 2013, CBIZ also increased the fair value of the contingent purchase price liability related to CBIZ’s prior acquisitions by $1.1 million due to higher than originally projected future results of the acquired businesses. This increase of $1.1 million is included in “Other income, net” in the accompanying Consolidated Statements of Comprehensive Income. Refer to Note 6 for further discussion of contingent purchase price liabilities.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

During the year ended December 31, 2012, CBIZ acquired substantially all of the assets of eight companies:

•	Meridian Insurance Group, LLC (“Meridian”)

•	Primarily Care, Inc. (“PCI”)

•	Stoltz and Company, LTD., L.L.P (“Stoltz”)

•	Trinity Risk Advisors, Inc.(“Trinity”)

•	Strategic Employee Benefit Services – The Pruett Group, Inc. (“SEBS-Pruett”)

•	The employee benefit division of Leavitt Pacific Insurance Brokers, Inc. (“Leavitt”)

•	Diversified Industries, Inc. d/b/a Payroll Control Systems (“PCS”)

•	PHBV Partners, L.L.P. (“PHBV”).

Meridian, with offices in Boca Raton, Florida and Atlanta, Georgia, is an insurance brokerage specializing in multiple insurance products and services including property and casualty, bonding, personal lines and employee benefits. PCI, located in Cranston, Rhode Island, is an employee benefits brokerage firm that offers long-term health care cost reduction strategies through a unique system comprised of technology, innovative plan design, educational tools and tangible financial health incentives. Stoltz, with offices in Midland, San Antonio and Amarillo, Texas, is an insurance brokerage offering multiple insurance products and services including property and casualty, personal lines and employee benefits with specialization in oil and gas related risk management. Trinity, located in Atlanta, Georgia, is a specialty property and casualty brokerage firm focused primarily on medical malpractice insurance to the health care industry and specialized insurance to the transportation industry. SEBS-Pruett, with offices in Nashville, Chattanooga, Johnson City and Knoxville, Tennessee, is an employee benefit and consulting firm for mid-sized businesses. Leavitt, located in Campbell, California, provides employee benefits, retirement plan services and ancillary business support and services to clients in the San Jose region. PCS, located in Brooklyn Center, Minnesota, provides payroll, payroll tax, time and labor and human resources solutions to small and mid-sized clients. PHBV, with offices in Richmond, Virginia; Baltimore, Maryland; Indianapolis, Indiana; Austin, Texas; Cranford, New Jersey; and Raleigh, North Carolina, is a professional consulting and accounting service provider specializing in health care compliance on behalf of federal and state government agencies. The operating results of Meridian, Primarily Care, Stoltz, Trinity, SEBS-Pruett, Leavitt and PCS are reported in the Employee Services practice group, and the operating results of PHBV are reported in the Financial Services practice group.

During the year ended December 31, 2012, CBIZ also acquired substantially all of the assets of ProMedical, Inc. (“ProMedical”), a full-service provider of medical billing and practice management services for hospital-based anesthesiology practices, located in Ocala, Florida. This acquired unit was subsequently sold on August 30, 2013 as part of the sale of the MMP. Accordingly, the disclosures below have been restated to exclude the acquisition of ProMedical. As part of the acquisition of ProMedical, CBIZ assumed a $2.2 million contingent liability.

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

Under the terms of the acquisition agreements, a portion of the purchase price is contingent on future performance of the businesses acquired. The maximum potential undiscounted amount of all future payments that CBIZ could be required to make under the contingent arrangements is $18.5 million. CBIZ is required to record the fair value of this obligation at the acquisition date. CBIZ determined, utilizing a probability weighted income approach, that the fair value of the contingent consideration arrangement was $15.4 million, of which $4.6 million was recorded in “Contingent purchase price liability – current” and $10.8 million was recorded in “Contingent purchase price liability – non-current” in the accompanying Consolidated Balance Sheet at December 31, 2012.

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

In addition, CBIZ paid $25.6 million in cash and issued approximately 402,000 shares of Common Stock and 41,314 shares of Common Stock became issuable during the year ended December 31, 2012 as contingent earnouts for previous acquisitions. During the year ended December 31, 2012, CBIZ also reduced the fair value of the contingent purchase price liability related to CBIZ’s prior acquisitions by $1.1 million due to lower than originally projected future results of the acquired businesses. This reduction of $1.1 million is included in “Other (expense) income, net” in the accompanying Consolidated Statements of Comprehensive Income. Refer to Note 6 for further discussion of contingent purchase price liabilities.

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

Discontinued Operations

During the year ended December 31, 2014, CBIZ made the decision to divest the operations of two small businesses under the Financial Services segment. These businesses are being held for sale at December 31, 2014, with the results of operations for these businesses being included in “(Loss) income from operations of discontinued operations, net of tax” on the accompanying Consolidated Statements of Comprehensive Income.

For the year ended December 31, 2014, CBIZ sold the assets of its property tax business located in Leawood, Kansas for a purchase price of $1.2 million. An insignificant gain was recorded in “Gain on disposal of discontinued operations, net of tax” on the accompanying Consolidated Statements of Comprehensive Income during the year ended December 31, 2014. The property tax business was classified as held for sale during the comparable period in 2013 and was previously reported in the Financial Services practice group.

During the year ended December 31, 2013, CBIZ sold all of the issued and outstanding capital stock of CBIZ Medical Management Professionals, Inc. and CBIZ Medical Management, Inc. and substantially all of the stock of their subsidiary companies, collectively consisting of all of CBIZ’s MMP’s ongoing operations and business for a purchase price of $201.6 million, subject to final working capital adjustments which were and recorded in “Gain on disposal of discontinued operations, net of tax” on the accompanying Consolidated Statements of Comprehensive Income for the year ended December 31, 2014, pursuant to a Stock Purchase Agreement among CBIZ Operations, Inc. and Zotec Partners, LLC dated July 26, 2013. Certain adjustments were determined to be necessary to reflect the operating results and financial position of MMP as discontinued operations. These adjustments include an allocation for interest expense and tax expense, as well as an allocation of deferred tax accounts that specifically relate to MMP. The interest charges were based on the assumption that $40.0 million of the credit facility debt was related to MMP, thus the interest related to the $40.0 million was charged to MMP at the respective annual rate of interest for the credit facility. Tax expense was allocated to MMP at its respective individual tax rate. The results of operations for MMP for the years ended December 31, 2013 and 2012 are included in “(Loss) income from operations of discontinued operations, net of tax,” and the gain on the sale of MMP is recorded in “Gain on sale of discontinued operations, net of tax” on the accompanying Consolidated Statements of Comprehensive Income.

During the year ended December 31, 2012, CBIZ did not sell any operations. Gains recorded for the year ended December 31, 2012 related to contingent proceeds of $0.1 million for a National Practices operation.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Revenue and results from operations of discontinued operations for the years ended December 31, 2014, 2013 and 2012 are separately reported as “(Loss) income from operations of discontinued operations, net of tax” in the accompanying Consolidated Statements of Comprehensive Income and were as follows (in thousands):

	2014	2013	2012
Revenue	$14,589	$106,869	$153,405

(Loss) income from operations of discontinued operations before income tax expense	$(925)	$4,602	$12,214
Income tax (benefit) expense	(171)	2,454	4,951

(Loss) income from operations of discontinued operations operations, net of tax	$(754)	$2,148	$7,263

Gains or losses from the sale of discontinued operations are recorded as “Gain on disposal of discontinued operations, net of tax”, in the accompanying Consolidated Statements of Comprehensive Income. Additionally, proceeds that are contingent upon a divested operation’s actual future performance are recorded as gain on sale of discontinued operations in the period they are earned.

Gains on disposals of discontinued operations for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

	2014	2013	2012
Gain on disposal of discontinued operations, before income tax expense	$133	$107,533	$143
Income tax expense	34	49,197	53

Gain on disposal of discontinued operations, net of tax	$99	$58,336	$90

At December 31, 2014 and 2013, the assets and liabilities of businesses classified as discontinued operations are reported separately in the accompanying consolidated financial statements and consisted of the following (in thousands):

	2014	2013
Assets:
Accounts receivable, net	$4,699	$6,113
Goodwill and other intangible assets, net	301	1,435
Property and equipment, net	171	212
Other assets	58	89

Assets of discontinued operations	$5,229	$7,849

Liabilities:
Accounts payable	$388	$309
Accrued personnel	591	1,000
Accrued expenses	324	641

Liabilities of discontinued operations	$1,303	$1,950

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Divestitures

Gains or losses from divested operations and assets that do not qualify for treatment as discontinued operations are recorded as “Gain on sale of operations, net” in the accompanying Consolidated Statements of Comprehensive Income. During the year ended December 31, 2014, CBIZ sold a business from the Financial Services practice group for $2.9 million. A gain of $1.2 million was recorded as a result of the sale. On December 31, 2013, CBIZ sold its mergers and acquisition business. No gain or loss was recorded as a result of the sale. Gains totaling $0.1 million, $0.1 million and $2.8 million the years ended December 31, 2014, 2013 and 2012, respectively, were recorded and relate to contingent consideration earned on sales made in previous periods.

21.     Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2014 and 2013 (in thousands, except per share amounts).

	2014
	March 31,	June 30,	September 30,	December 31,
Revenue	$204,726	$177,466	$180,269	$157,022
Operating expenses	161,938	158,317	155,233	154,316

Gross margin	42,788	19,149	25,036	2,706
Corporate general and administrative	10,198	8,306	8,889	6,790

Operating income (loss)	32,590	10,843	16,147	(4,084)
Other (expense) income:
Interest expense	(3,433)	(3,577)	(3,123)	(2,991)
Gain on sale of operations, net	8	68	17	1,210
Other income (loss), net	1,975	3,936	(1,368)	2,350

Total other (expense) income, net	(1,450)	427	(4,474)	569

Income (loss) from continuing operations before income tax expense (benefit)	31,140	11,270	11,673	(3,515)
Income tax expense (benefit)	13,114	4,824	4,353	(2,137)

Income (loss) from continuing operations	18,026	6,446	7,320	(1,378)
(Loss) income from operations of discontinued operations, net of tax	(263)	(312)	(239)	60
(Loss) gain on disposal of discontinued operations, net of tax	(474)	(27)	607	(7)

Net income (loss)	$17,289	$6,107	$7,688	$(1,325)

Earnings (loss) per share:
Basic:
Continuing operations	$0.37	$0.13	$0.15	$(0.03)
Discontinued operations	(0.01)	0.00	0.01	0.00

Net income (loss)	$0.36	$0.13	$0.16	$(0.03)

Diluted:
Continuing operations	$0.34	$0.12	$0.14	$(0.03)
Discontinued operations	(0.01)	0.00	0.01	0.00

Net income (loss)	$0.33	$0.12	$0.15	$(0.03)

Basic weighted average common shares	48,182	48,273	48,451	48,455

Diluted weighted average common shares	52,618	52,052	51,209	48,455

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	2013
	March 31,	June 30,	September 30,	December 31,
Revenue	$197,078	$168,296	$165,145	$146,652
Operating expenses	155,382	147,202	146,464	144,291

Gross margin	41,696	21,094	18,681	2,361
Corporate general and administrative	9,984	7,649	8,944	7,821

Operating income (loss)	31,712	13,445	9,737	(5,460)
Other expense:
Interest expense	(4,056)	(4,145)	(3,815)	(3,358)
Gain on sale of operations, net	18	48	6	7
Other income, net	1,728	515	2,371	3,203

Total other expense, net	(2,310)	(3,582)	(1,438)	(148)

Income (loss) from continuing operations before income tax expense (benefit)	29,402	9,863	8,299	(5,608)
Income tax expense (benefit)	12,308	4,260	2,707	(2,698)

Income (loss) from continuing operations	17,094	5,603	5,592	(2,910)
Income (loss) from operations of discontinued operations, net of tax	1,186	1,639	453	(1,130)
Gain on disposal of discontinued operations, net of tax	23	1,905	56,315	93

Net income (loss)	$18,303	$9,147	$62,360	$(3,947)

Earnings (loss) per share:
Basic:
Continuing operations	$0.35	$0.11	$0.12	$(0.06)
Discontinued operations	0.02	0.07	1.16	(0.02)

Net income (loss)	$0.37	$0.18	$1.28	$(0.08)

Diluted:
Continuing operations	$0.34	$0.11	$0.11	$(0.06)
Discontinued operations	0.02	0.07	1.16	(0.02)

Net income (loss)	$0.36	$0.18	$1.27	$(0.08)

Basic weighted average common shares	49,417	49,639	48,504	46,681

Diluted weighted average common shares	49,836	49,929	49,003	46,981

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Financial Services	Employee Services	National Practices
• Accounting • Tax • Government Health Care Consulting • Financial Advisory • Valuation • Litigation Support • Risk Advisory Services • Real Estate Advisory	• Employee Benefits • Property & Casualty • Retirement Plan Services • Payroll Services • Life Insurance • Human Capital Services • Compensation Consulting • Executive Recruiting • Actuarial Services	• Managed Networking and Hardware Services • Health Care Consulting

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

CBIZ operates in the United States and Canada and revenue generated from such operations during the years ended December 31, 2014, 2013 and 2012 was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
United States	$717,865	$675,467	$611,034
Canada	1,618	1,704	1,655

Total Revenue	$719,483	$677,171	$612,689

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

There is no one customer that represents a significant portion of CBIZ’s revenue.

Segment information for the years ended December 31, 2014, 2013 and 2012 was as follows (in thousands):

	Year Ended December 31, 2014
	Financial Services	Employee Services	National Practices	Corporate and Other	Total
Revenue	$465,130	$224,898	$29,455	$—	$719,483
Operating expenses	399,783	186,002	26,798	17,221	629,804

Gross margin	65,347	38,896	2,657	(17,221)	89,679
Corporate general & admin	—	—	—	34,183	34,183

Operating income (loss)	65,347	38,896	2,657	(51,404)	55,496
Other income (expense):
Interest expense	—	(31)	—	(13,093)	(13,124)
Gain on sale of operations, net	—	—	—	1,303	1,303
Other income, net	417	557	4	5,915	6,893

Total other income (expense)	417	526	4	(5,875)	(4,928)

Income (loss) from continuing operations before income tax expense	$65,764	$39,422	$2,661	$(57,279)	$50,568

	Year Ended December 31, 2013
	Financial Services	Employee Services	National Practices	Corporate and Other	Total
Revenue	$441,787	$204,863	$30,521	$—	$677,171
Operating expenses	380,660	168,696	27,589	16,394	593,339

Gross margin	61,127	36,167	2,932	(16,394)	83,832
Corporate general & admin	—	—	—	34,398	34,398

Operating income (loss)	61,127	36,167	2,932	(50,792)	49,434
Other income (expense):
Interest expense	—	(24)	—	(15,350)	(15,374)
Gain on sale of operations, net	—	—	—	79	79
Other income, net	491	297	1	7,028	7,817

Total other income (expense)	491	273	1	(8,243)	(7,478)

Income (loss) from continuing operations before income tax expense	$61,618	$36,440	$2,933	$(59,035)	$41,956

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Year Ended December 31, 2012
	Financial Services	Employee Services	National Practices	Corporate and Other	Total
Revenue	$396,346	$186,217	$30,126	$—	$612,689
Operating expenses	342,539	155,311	26,713	15,742	540,305

Gross margin	53,807	30,906	3,413	(15,742)	72,384
Corporate general & admin	—	—	—	30,209	30,209

Operating income (loss)	53,807	30,906	3,413	(45,951)	42,175
Other income (expense):
Interest expense	—	(30)	—	(14,969)	(14,999)
Gain on sale of operations, net	—	—	—	2,766	2,766
Other income, net	2,064	1,086	2	5,063	8,215

Total other income (expense)	2,064	1,056	2	(7,140)	(4,018)

Income (loss) from continuing operations before income tax expense	$55,871	$31,962	$3,415	$(53,091)	$38,157

23.     Subsequent Events

Subsequent to December 31, 2014 up to the date of this filing, CBIZ repurchased approximately 600,000 shares in the open market at a total cost of approximately $5.0 million under the Company’s current Rule 10b5-1 trading plan, which allows CBIZ to repurchase shares below a predetermined price per share.

Effective March 1, 2015, CBIZ acquired Model Consulting, Inc. (“Model”), located in Trevose, Pennsylvania. Model provides employee benefit consulting services to mid-sized companies in the Philadelphia and Southern New Jersey markets. Annualized revenue is estimated to be approximately $4.2 million and will be reported in the Employee Services practice group.

On February 11, 2015, the Board of CBIZ authorized the continuation of the Company’s Share Repurchase Program, which has been renewed annually for the past eleven years. This authorization renews the 5.0 million share authorization currently in place which expires on March 31, 2015 and authorizes the purchase of up to 5.0 million additional shares of the Company’s outstanding common stock to be obtained in open market, privately negotiated, or 10b5-1 trading plan purchases through March 31, 2016.