Form 10-Q
period 2015-03-31
CBIZ, Inc.
filed 2015-05-05
CIK 944148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at April 30, 2015
Common Stock, par value $0.01 per share	49,491,775

CBIZ, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)

	MARCH 31, 2015	DECEMBER 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$128	$979
Restricted cash	25,608	28,293
Accounts receivable, net	188,484	143,048
Notes receivable – current	636	—
Deferred income taxes – current, net	5,273	3,638
Other current assets	14,950	15,292
Assets of discontinued operations	5,748	5,229

Current assets before funds held for clients	240,827	196,479
Funds held for clients	125,594	182,847

Total current assets	366,421	379,326

Property and equipment, net	19,996	18,475
Goodwill and other intangible assets, net	533,118	526,462
Assets of deferred compensation plan	64,267	60,290
Notes receivable – non-current	2,705	2,714
Other assets	4,526	3,977

Total assets	$991,033	$991,244

LIABILITIES
Current liabilities:
Accounts payable	$38,082	$36,781
Income taxes payable – current	14,128	2,384
Accrued personnel costs	23,829	39,878
Notes payable – current	297	760
Contingent purchase price liability – current	16,782	16,692
Other current liabilities	13,742	13,434
Liabilities of discontinued operations	1,131	1,303

Current liabilities before client fund obligations	107,991	111,232
Client fund obligations	125,583	183,936

Total current liabilities	233,574	295,168

Convertible notes, net	97,165	96,569
Bank debt	146,800	107,400
Income taxes payable – non-current	4,276	4,166
Deferred income taxes – non-current, net	2,573	2,864
Deferred compensation plan obligations	64,267	60,290
Contingent purchase price liability – non-current	15,536	16,676
Other non-current liabilities	8,509	8,266

Total liabilities	572,700	591,399

STOCKHOLDERS’ EQUITY
Common stock	1,193	1,188
Additional paid-in capital	608,470	604,284
Retained earnings	239,920	220,753
Treasury stock	(430,693)	(425,685)
Accumulated other comprehensive loss (AOCL)	(557)	(695)

Total stockholders’ equity	418,333	399,845

Total liabilities and stockholders’ equity	$991,033	$991,244

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share data)

	THREE MONTHS ENDED MARCH 31,
	2015	2014

Revenue	$213,866	$204,726
Operating expenses	170,864	161,938

Gross margin	43,002	42,788
Corporate general and administrative expenses	9,865	10,198

Operating income	33,137	32,590

Other income (expense):
Interest expense	(2,977)	(3,433)
Gain on sale of operations, net	56	8
Other income, net	2,859	1,975

Total other expense, net	(62)	(1,450)

Income from continuing operations before income tax expense	33,075	31,140

Income tax expense	13,572	13,114

Income from continuing operations	19,503	18,026
Loss from operations of discontinued operations, net of tax	(335)	(263)

Loss on disposal of discontinued operations, net of tax	—	(474)

Net income	$19,168	$17,289

Earnings (loss) per share:

Basic:
Continuing operations	$0.41	$0.37
Discontinued operations	(0.01)	(0.01)

Net income	$0.40	$0.36

Diluted:
Continuing operations	$0.38	$0.34
Discontinued operations	(0.01)	(0.01)

Net income	$0.37	$0.33

Basic weighted average shares outstanding	48,146	48,182

Diluted weighted average shares outstanding	51,385	52,618

Comprehensive Income:

Net income	$19,168	$17,289

Other comprehensive income, net of tax	138	9

Comprehensive income	$19,306	$17,298

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	THREE MONTHS ENDED MARCH 31,
	2015	2014
Cash flows from operating activities:
Net income	$19,168	$17,289
Adjustments to reconcile net income to net cash used in operating activities:
Loss from discontinued operations, net of tax	335	737
Gain on sale of operations, net	(56)	(8)
Depreciation and amortization expense	4,987	4,700
Amortization of discount on notes and deferred financing costs	860	1,168
Amortization of discount on contingent earnout liability	38	19
Bad debt expense, net of recoveries	1,494	1,103
Adjustment to contingent earnout liability	(1,500)	(959)
Deferred income taxes	(2,137)	(2,319)
Employee stock awards	1,622	1,390
Excess tax benefits from share based payment arrangements	(48)	(82)
Changes in assets and liabilities, net of acquisitions and divestitures:
Restricted cash	2,685	(61)
Accounts receivable, net	(47,239)	(39,759)
Other assets	(1,158)	(1,124)
Accounts payable	1,301	(2,799)
Income taxes payable	11,902	12,775
Accrued personnel costs	(16,049)	(15,755)
Other liabilities	507	3,111

Net cash used in continuing operations	(23,288)	(20,574)
Operating cash flows used in discontinued operations	(1,027)	(617)

Net cash used in operating activities	(24,315)	(21,191)

Cash flows from investing activities:
Business acquisitions and purchases of client lists, net of cash acquired	(5,974)	(15,159)
Purchases of client fund investments	(3,531)	(7,900)
Proceeds from the sales and maturities of client fund investments	3,704	4,150
Proceeds (payments) from sales of divested and discontinued operations	56	(466)
Increase in funds held for clients	57,257	41,309
Additions to property and equipment, net	(2,983)	(1,617)
Collections of notes receivable	34	414

Net cash flows provided by continuing operations	48,563	20,731
Investing cash flows used in discontinued operations	—	—

Net cash provided by investing activities	48,563	20,731

Cash flows from financing activities:
Proceeds from bank debt	98,500	129,600
Payment of bank debt	(59,100)	(86,700)
Payment for acquisition of treasury stock	(5,007)	(3,875)
Increase in client funds obligations	(58,353)	(37,560)
Proceeds from exercise of stock options	2,130	5,967
Payment of contingent consideration of acquisitions	(3,317)	(1,486)
Excess tax benefit from exercise of stock awards	48	82
Payment of notes payable	—	(763)
Payment of acquired debt	—	(1,169)

Net cash (used in) provided by financing activities	(25,099)	4,096

Net (decrease) increase in cash and cash equivalents	(851)	3,636
Cash and cash equivalents at beginning of year	979	771

Cash and cash equivalents at end of period	$128	$4,407

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of CBIZ, Inc. and its subsidiaries (“CBIZ,” the “Company,” “we,” “us,” or “our”) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by the accounting principles generally accepted in the United States (“GAAP”) for complete financial statements.

All intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements do not reflect the operations or accounts of variable interest entities as the impact is not material to the financial condition, results of operations or cash flows of CBIZ.

These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management’s estimates and assumptions include, but are not limited to, estimates of collectability of accounts receivable and unbilled revenue, the realizability of goodwill and other intangible assets, the fair value of certain assets, the valuation of stock options in determining compensation expense, estimates of accrued liabilities (such as incentive compensation, self-funded health insurance accruals, legal reserves, income tax uncertainties, contingent purchase price obligations, and consolidation and integration reserves), the provision for income taxes, the realizability of deferred tax assets, and other factors. Management’s estimates and assumptions are derived from and are continually evaluated based upon available information, judgment and experience. Changes in circumstances could cause actual results to differ materially from those estimates.

A description of revenue recognition policies is included in the Annual Report on Form 10-K for the year ended December 31, 2014.

2.	Accounts Receivable, Net

Accounts receivable, net balances at March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015	December 31, 2014
Trade accounts receivable	$117,672	$107,174
Unbilled revenue	82,364	47,789

Total accounts receivable	200,036	154,963
Allowance for doubtful accounts	(11,552)	(11,915)

Accounts receivable, net	$188,484	$143,048

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

3.	Goodwill and Other Intangible Assets, Net

The components of goodwill and other intangible assets, net at March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015	December 31, 2014
Goodwill	$442,276	$435,231
Intangible assets:
Client lists	143,201	140,187
Other intangible assets	6,589	6,482

Total intangible assets	149,790	146,669

Total goodwill and intangibles assets	592,066	581,900
Accumulated amortization:
Client lists	(57,576)	(54,213)
Other intangible assets	(1,372)	(1,225)

Total accumulated amortization	(58,948)	(55,438)

Goodwill and other intangible assets, net	$533,118	$526,462

4.	Depreciation and Amortization

Depreciation and amortization expense for property and equipment and intangible assets for the three months ended March 31, 2015 and 2014 was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014

Operating expenses	$4,891	$4,584
Corporate general and administrative expenses	96	116

Total depreciation and amortization expense	$4,987	$4,700

5.	Debt and Financing Arrangements

CBIZ had two primary financing arrangements and one additional financing arrangement at March 31, 2015 that provided the Company with the capital necessary to meet its working capital needs as well as the flexibility to continue with its strategic initiatives, including business acquisitions and share repurchases:

•	4.875% Convertible Senior Subordinated Notes (the “2010 Notes”)

•	$400.0 million unsecured credit facility (the “credit facility”)

•	3.125% Convertible Senior Subordinated Notes (the “2006 Notes”)

The 2010 Notes and the credit facility are the Company’s two primary financing arrangements.

On April 10, 2015, CBIZ entered into an Amendment to its Credit Agreement, dated as of July 28, 2014, by and among the Company and Bank of America, N.A., as administrative agent and bank, and other participating banks, to remove certain events from the definition of Change of Control contained therein. This amendment had no impact on the terms of the Credit Agreement (other than as described above), the accompanying Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows.

In addition to the discussion below, refer to the Annual Report on Form 10-K for the year ended December 31, 2014 for additional details of CBIZ’s debt and financing arrangements.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

2010 Notes

The 2010 Notes mature on October 1, 2015. At March 31, 2015 and December 31, 2014, the 2010 Notes were classified as a non-current liability due to Management’s intention to retire the 2010 Notes during the year ended December 31, 2015 with the funds available under the credit facility. In addition, the Company may repurchase additional 2010 Notes in privately negotiated transactions before the maturity date, but there can be no assurance that additional transactions will be completed or on what terms.

During the year ended December 31, 2014, the Company paid cash of $30.6 million and issued 1.5 million shares of CBIZ common stock in exchange for retiring $32.4 million of its outstanding 2010 Notes in privately negotiated transactions. Notes repurchased are deemed to be extinguished.

The carrying amount of the 2010 Notes at March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015	December 31, 2014
Principal amount of notes	$97,650	$97,650
Unamortized discount	(1,235)	(1,831)

Net carrying amount	$96,415	$95,819

The discount on the liability component of the 2010 Notes is being amortized using the effective interest method based upon an annual effective rate of 7.5%, which represented the market rate for similar debt without a conversion option at the issuance date. The discount is being amortized over the term of the 2010 Notes which is five years from the date of issuance. At March 31, 2015, the unamortized discount had a remaining amortization period of approximately six months.

Bank Debt

CBIZ has a $400.0 million unsecured credit facility with Bank of America as agent for a group of eight participating banks that matures in July 2019. The balance outstanding under the credit facility was $146.8 million and $107.4 million at March 31, 2015 and December 31, 2014, respectively. Rates for the three months ended March 31, 2015 and 2014 (with respect to the Company’s prior credit facility which was terminated on July 28, 2014) were as follows:

	Three Months Ended March 31,
	2015	2014
Weighted average rates	2.21%	2.69%

Range of effective rates	1.88% - 3.25%	1.87% - 3.41%

CBIZ had approximately $150.3 million of available funds under the credit facility at March 31, 2015, net of outstanding letters of credit and performance guarantees of $4.2 million. The credit facility provides CBIZ with operating flexibility and funding to support seasonal working capital needs and other strategic initiatives such as acquisitions and share repurchases. CBIZ is in compliance with its debt covenants at March 31, 2015.

2006 Notes

At March 31, 2015, CBIZ had $750 thousand aggregate principal amount outstanding of its 2006 Notes. The 2006 Notes mature on June 1, 2026 unless earlier redeemed, repurchased or converted. At March 31, 2015 and December 31, 2014, the 2006 Notes were classified as a non-current liability due to Management’s intention to retire the 2006 Notes during the year ended December 31, 2015 with the funds available under the credit facility.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Interest Expense

During the three months ended March 31, 2015 and 2014, CBIZ recognized interest expense on the 2010 Notes and 2006 Notes as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Contractual coupon interest	$1,196	$1,590
Amortization of discount	595	736
Amortization of deferred financing costs	135	180

Total interest expense	$1,926	$2,506

6.	Commitments and Contingencies

Letters of Credit and Guarantees

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits, which totaled $2.3 million at both March 31, 2015 and December 31, 2014. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at both March 31, 2015 and December 31, 2014 totaled $1.9 million.

CBIZ acted as guarantor on various letters of credit for a CPA firm with which it has an affiliation, which totaled $1.9 million at both March 31, 2015 and December 31, 2014. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying Consolidated Balance Sheets. Management does not expect any material changes to result from these instruments as performance under the guarantees is not expected to be required.

Legal Proceedings

In 2010, CBIZ, Inc. and its subsidiary, CBIZ MHM, LLC (fka CBIZ Accounting, Tax & Advisory Services, LLC) (the “CBIZ Parties”), were named as defendants in lawsuits filed in the U.S. District Court for the District of Arizona and the Superior Court for Maricopa County, Arizona. The federal court case is captioned Robert Facciola, et al v. Greenberg Traurig LLP, et al, and the state court cases are captioned Victims Recovery, LLC v. Greenberg Traurig LLP, et al, Roger Ashkenazi, et al v. Greenberg Traurig LLP, et al, Mary Marsh, et al v. Greenberg Traurig LLP, et al; and ML Liquidating Trust v. Mayer Hoffman McCann PC, et al. Prior to these suits CBIZ MHM, LLC was named as a defendant in Jeffrey C. Stone v. Greenberg Traurig LLP, et al.

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

With the exception of claims being pursued by two plaintiffs from the Ashkenazi lawsuit (“Baldino Group”), all other matters have been dismissed or settled without payment by the CBIZ Parties. The Baldino Group’s claims, which allege damages of approximately $16.0 million, are proceeding. At this time, the case is proceeding and no trial date has been set.

The CBIZ Parties deny all allegations of wrongdoing made against them and are vigorously defending the remaining proceedings. In particular, the CBIZ Parties are not control persons under the Arizona Securities Act of, or in a joint venture with, Mayer Hoffman. The CBIZ Parties do not have, in any respects, the legal right to control Mayer Hoffman’s audits or any say in how the audits are conducted. The Company has been advised by Mayer Hoffman that it denies all allegations of wrongdoing made against it and that it intends to continue vigorously defending the matters.

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

Bonds

In connection with CBIZ’s payroll business and the collection of client funds, CBIZ invests a portion of these funds in corporate and municipal bonds. CBIZ held corporate and municipal bonds with par values totaling $36.3 million and $36.4 million at March 31, 2015 and December 31, 2014, respectively. All bonds are investment grade and are classified as available-for-sale. These bonds have maturity or callable dates ranging from April 2015 through November 2019, and are included in “Funds held for clients – current” in the accompanying Consolidated Balance Sheets based on the intent and ability of the Company to sell these investments at any time under favorable conditions. The following table summarizes CBIZ’s bond activity for the three months ended March 31, 2015 and the twelve months ended December 31, 2014 (in thousands):

	Three Months Ended March 31, 2015	Twelve Months Ended December 31, 2014

Fair value at beginning of period	$38,399	$30,011
Purchases	3,531	14,089
Sales	—	(245)
Maturities and calls	(3,704)	(6,426)
Increase in bond premium	(19)	1,155
Fair market value adjustment	178	(185)

Fair value at end of period	$38,385	$38,399

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Interest Rate Swaps

CBIZ uses interest rate swaps to manage interest rate risk exposure primarily through converting portions of floating rate debt under the credit facility to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. CBIZ does not enter into derivative instruments for trading or speculative purposes. See the Annual Report on Form 10-K for the year ended December 31, 2014 for further discussion on CBIZ’s interest rate swaps.

At March 31, 2015 and December 31, 2014, the interest rate swap was classified as a liability derivative. The following table summarizes CBIZ’s outstanding interest rate swap and its classification in the accompanying Consolidated Balance Sheets at March 31, 2015 and December 31, 2014 (in thousands).

	March 31, 2015
	Notional Amount	Fair Value (2)	Balance Sheet Location

Interest rate swap (1)	$25,000	$(55)	Other current liabilities

	December 31, 2014
	Notional Amount	Fair Value (2)	Balance Sheet Location

Interest rate swap (1)	$25,000	$(126)	Other current liabilities

(1)	Represents interest rate swap with a notional value of $25 million which will expire in June 2015. Under the terms of the interest rate swap, CBIZ pays interest at a fixed rate of 1.41% plus applicable margin as stated in the agreement, and received interest that varied with the three-month LIBOR.
(2)	See additional disclosures regarding fair value measurements in Note 8.

The following table summarizes the effects of the interest rate swap on CBIZ’s accompanying Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014 (in thousands):

	Gain recognized in AOCL, net of tax		Loss reclassified from AOCL into expense
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014

Interest rate swap	$45	$56	$73	$117

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

8.	Fair Value Measurements

The following table summarizes CBIZ’s assets and liabilities at March 31, 2015 and December 31, 2014 that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level	March 31, 2015	December 31, 2014

Deferred compensation plan assets	1	$64,267	$60,290
Corporate bonds	1	$38,385	$38,399
Interest rate swap	2	$(55)	$(126)
Contingent purchase price liabilities	3	$(32,318)	$(33,368)

During the three months ended March 31, 2015 and 2014, there were no transfers between the valuation hierarchy Levels 1, 2 and 3. The following table summarizes the change in Level 3 fair values of the Company’s contingent purchase price liability for the three months ended March 31, 2015 and 2014 (pre-tax basis) (in thousands):

	2015	2014

Beginning balance – January 1	$(33,368)	$(25,196)
Additions from business acquisitions	(4,186)	(10,191)
Settlement of contingent purchase price liabilities	3,829	1,494
Change in fair value of contingencies	1,445	959
Change in net present value of contingencies	(38)	(19)

Ending balance – March 31	$(32,318)	$(32,953)

Contingent Purchase Price Liabilities – Contingent purchase price liabilities arise from business acquisitions and are classified as Level 3 due to the utilization of a probability weighted discounted cash flow approach to determine the fair value of the contingency. A contingent liability is established for each acquisition that has a contingent purchase price component and normally extends over a term of three to six years. The significant unobservable input used in the fair value measurement of the contingent purchase price liabilities is the future performance of the acquired business. The future performance of the acquired business directly impacts the contingent purchase price that is paid to the seller; thus, performance that exceeds target could result in a higher payout, and a performance under target could result in a lower payout. Changes in the expected amount of potential payouts are recorded as adjustments to the initial contingent purchase price liability, with the same amount being recorded in the accompanying Consolidated Statements of Comprehensive Income. These liabilities are reviewed quarterly and adjusted if necessary. See Note 12 for further discussion of contingent purchase price liabilities.

The following table presents financial instruments that are not carried at fair value but which require fair value disclosure as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value

2006 Notes	$750	$750	$750	$750
2010 Notes	$96,415	$124,477	$95,819	$118,157

The fair value of CBIZ’s 2006 Notes and 2010 Notes including the conversion feature was determined based upon their most recent quoted market price and as such, is considered to be a Level 1 fair value measurement. The 2006 Notes and the 2010 Notes are carried at face value less any unamortized debt discount. See Note 5 for further discussion of CBIZ’s debt instruments.

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

The following table is a summary of other comprehensive income (loss) and discloses the tax impact of each component of other comprehensive income (loss) for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Net unrealized gain (loss) on available-for-sale securities, net of income tax expense (benefit) of $71 and $(11), respectively	$107	$(33)
Net unrealized gain on interest rate swaps, net of income tax expense of $26 and $33, respectively	45	56
Foreign currency translation	(14)	(14)

Total other comprehensive income	$138	$9

Accumulated other comprehensive loss, net of tax, was approximately $0.6 million and $0.7 million at March 31, 2015 and December 31, 2014, respectively. Accumulated other comprehensive loss consisted of adjustments, net of tax, to unrealized gains and losses on available-for-sale securities and interest rate swaps, and foreign currency translation.

10.	Employer Share Plans

Effective May 15, 2014, CBIZ shareholders approved a new plan, the CBIZ, Inc. 2014 Stock Incentive Plan (“2014 Plan”). The 2014 Plan is in addition to the 2002 Amended and Restated CBIZ, Inc. Stock Incentive Plan (“2002 Plan”), pursuant to which CBIZ has granted various stock-based awards through the year ended December 31, 2014. The terms and vesting schedules for stock-based awards vary by type and date of grant.

Beginning in 2015, the 2014 Plan replaces and, for future grants, supersedes the 2002 Plan. The operating terms of the 2014 Plan are substantially similar to those of the 2002 Plan. Under the 2014 Plan, which expires in 2024, a maximum of 9.6 million stock options, shares of restricted stock or other stock-based compensation awards may be granted. Shares subject to award under the 2014 Plan may be either authorized but unissued shares of CBIZ common stock or treasury shares. Compensation expense for stock-based awards recognized during the three months ended March 31, 2015 and 2014 was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Stock options	$841	$649
Restricted stock awards	781	741

Total stock-based compensation expense	$1,622	$1,390

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Stock award activity during the three months ended March 31, 2015 was as follows (in thousands, except per share data):

	Stock Options		Restricted Stock Awards
	Number of Options	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant-Date Fair Value (1)
Outstanding at beginning of year	5,602	$7.06	1,039	$7.30
Granted	100	$8.48	94	$8.48
Exercised or released	(291)	$7.31	(72)	$7.44
Expired or canceled	(36)	$6.81	(3)	$6.36

Outstanding at March 31, 2015	5,375	$7.07	1,058	$7.40

Exercisable at March 31, 2015	2,266	$6.85

(1)	Represents weighted average market value of the shares; awards are granted at no cost to the recipients.

11.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the three months ended March 31, 2015 and 2014 (in thousands, except per share data).

	Three Months Ended March 31,
	2015	2014
Numerator:
Income from continuing operations after income tax expense	$19,503	$18,026

Denominator:
Basic
Weighted average common shares outstanding	48,146	48,182

Diluted
Stock options (1)	778	865
Restricted stock awards (1)	358	414
Contingent shares (2)	95	100
Convertible senior subordinated notes (3)	2,008	3,057

Diluted weighted average common shares outstanding	51,385	52,618

Basic earnings per share from continuing operations	$0.41	$0.37

Diluted earnings per share from continuing operations	$0.38	$0.34

(1)	A total of 1.0 million and 0.3 million stock-based awards were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2015 and 2014, respectively, as their effect would be anti-dilutive.
(2)	Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by CBIZ.
(3)	The dilutive impact of potential shares to be issued upon conversion of the 2010 Notes is based on the average share price of $8.74 and $8.98 for the three months ended March 31, 2015 and 2014, respectively, which exceeded the conversion price of $7.41.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

12.	Acquisitions

The cost of an acquisition is measured at the fair value of the consideration transferred, including contingent consideration. Acquisition-related costs are recognized as an expense in the period in which they are incurred. The identifiable assets acquired, liabilities assumed and contingent consideration are measured at their fair values at the date of acquisition. Goodwill is measured as the excess of the aggregate of the consideration transferred over the net of the amounts of identifiable assets acquired and liabilities assumed. A significant portion of the goodwill is deductible for income tax purposes. The operating results of acquired businesses are included in the accompanying consolidated financial statements beginning on the date of acquisition.

First quarter 2015

During the first quarter of 2015, CBIZ completed one acquisition described below for approximately $5.5 million aggregate net cash consideration and $4.2 million in contingent consideration. Pro forma results of operations have not been presented because the effect of the acquisition was insignificant to the Company’s income from continuing operations. CBIZ also purchased two client lists, which are reported in the Employee Services practice group. Total consideration for these client lists was $0.1 million cash paid at closing and $0.3 million in guaranteed future consideration.

•	Effective March 1, 2015, CBIZ acquired Model Consulting, Inc. (“Model”), located in Trevose, Pennsylvania. Model provides employee benefit consulting services to mid-sized companies in the Philadelphia and Southern New Jersey markets. Annualized revenue attributable to Model is estimated to be approximately $4.2 million. Operating results attributable to Model are reported in the Employee Services practice group.

First quarter 2014

During the first quarter of 2014, CBIZ completed three acquisitions for approximately $16.5 million aggregate net cash consideration, $1.9 million in CBIZ common stock and $10.2 million in contingent consideration.

•	Effective January 1, 2014, CBIZ acquired Clearview National Partners, LLC (“Clearview”), located in Waltham, Massachusetts. Clearview is a specialized employee benefits broker focused on providing employee benefit solutions to clients with more than 100 employees. Operating results attributable to Clearview are reported in the Employee Services practice group.

•	Effective January 1, 2014, CBIZ acquired Centric Insurance Agency (“Centric”), located in New Providence, New Jersey. Centric is an insurance broker providing property and casualty insurance, with a specialty in education and public schools. Operating results attributable to Centric are reported in the Employee Services practice group.

•	Effective February 1, 2014, CBIZ acquired Lewis Birch & Richardo, LLC (“LBR”), located in Tampa Bay, Florida. LBR is a professional tax, accounting and consulting service provider with significant experience and expertise in matrimonial and family law litigation support, not-for-profit entities and health care provider services. Operating results attributable to LBR are reported in the Financial Services practice group.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Aggregate purchase price

The estimated fair values of the assets acquired and the liabilities assumed during the three months ended March 31, 2015 and 2014, respectively, are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Cash	$—	$131
Accounts receivable, net	—	1,555
Work in process, net	—	900
Other assets	—	110
Identifiable intangible assets	2,844	5,803
Current liabilities	—	(485)

Total identifiable net assets	$2,844	$8,014
Goodwill	6,865	20,610

Aggregate purchase price	$9,709	$28,624

The goodwill of $6.9 million arising from the acquisition in the first quarter of 2015 consists largely of expected future earnings and cash flow from the existing management team, as well as the synergies created by the integration of the new business within the CBIZ organization, including cross-selling opportunities expected with the Company’s Employee Services and Financial Services practice groups, to help strengthen the Company’s existing service offerings and expand market position. All of the goodwill recognized is deductible for income tax purposes.

The goodwill of $6.9 million arising from the acquisition in the first quarter of 2015 is reported under the Employee Services operating segment. Of the $20.6 million of goodwill arising from acquisitions closed during the first quarter of 2014, $8.9 million is reported under the Financial Services operating segment and $11.7 million is reported under the Employee Services operating segment.

Contingent purchase price liability

Under the terms of each of the acquisition agreements, a portion of the purchase price is contingent on future performance of the business acquired. Utilizing a probability weighted income approach, CBIZ determined that the fair value of the contingent consideration arrangements was $4.2 million, of which $1.6 million was recorded in “Contingent purchase price liability – current” and $2.6 million was recorded in “Contingent purchase price liability – non-current” in the accompanying Consolidated Balance Sheets at March 31, 2015.

Change in contingent purchase price liability related to prior acquisitions

During the first quarter of 2015, CBIZ reduced the fair value of the contingent purchase price liability related to prior acquisitions by $1.5 million due to lower than originally projected future results of the acquired businesses. During the same period in 2014, CBIZ reduced the fair value of the contingent purchase price liability related to prior acquisitions by $1.0 million due to lower than originally projected future results of the acquired businesses. These reductions are included in “Other income (expense), net” in the accompanying Consolidated Statements of Comprehensive Income.

Contingent earnouts related to prior acquisitions

During the first quarter of 2015, CBIZ paid $3.3 million in cash and issued approximately 59,000 shares of CBIZ common stock as contingent earnouts for previous acquisitions. During the same period in 2014, CBIZ paid $1.5 million in cash as contingent earnouts for previous acquisitions.

13.	Discontinued Operations and Divestitures

CBIZ has divested, through sale or closure, business operations that do not contribute to the Company’s long-term objectives for growth or that are not complementary to its target service offerings and markets. Divestitures are classified as discontinued operations provided they meet the criteria as provided in Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of an Entity (Topic 360)” which was effective January 1, 2015. Discontinued operations through December 31, 2014 followed the criteria in FASB Accounting Standards Codification 205 “Presentation of Financial Statements – Discontinued Operations – Other Presentation Matters.”

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Discontinued Operations

Revenue and results from operations of discontinued operations are separately reported as “Loss from operations of discontinued operations, net of tax” in the accompanying Consolidated Statements of Comprehensive Income. For the three months ended March 31, 2015, the loss on operations of discontinued operations represents the results from the operations of two small businesses under the Financial Services segment that were discontinued in December 2014. For the three months ended March, 31 2014, the loss on operations of discontinued operations represents the results from operations of the two businesses mentioned above as well as the Company’s property tax business located in Leawood, Kansas that was discontinued in December 2013 and subsequently sold on June 1, 2014.

Revenue and results from operations of discontinued operations for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenue	$3,516	$4,145

Loss from operations of discontinued operations, before income tax benefit	$(516)	$(536)
Income tax benefit	(181)	(273)

Loss from operations of discontinued operations, net of tax	$(335)	$(263)

Losses from the sale of discontinued operations are recorded as “Loss on disposal of discontinued operations, net of tax”, in the accompanying Consolidated Statements of Comprehensive Income. In addition, proceeds that are contingent upon a divested operation’s actual future performance are recorded as “Loss on disposal of discontinued operations, net of tax” in the period they are earned. During the three months ended March 31, 2015, CBIZ did not sell any operations.

During the first quarters of 2015 and 2014, CBIZ did not discontinue the operations of any of its businesses and did not sell any operations. For the three months ended March 31, 2014, the loss recorded in disposal of discontinued operations represented the finalization of the working capital adjustment related to the sale of CBIZ’s Medical Management Professionals’ practice group that was sold in August of 2013.

For the three months ended March 31, 2015 and 2014, losses on the disposal of discontinued operations were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Loss on disposal of discontinued operations, before income tax benefit	$—	$(874)
Income tax benefit	—	(400)

Loss on disposal of discontinued operations, net of tax	$—	$(474)

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

At March 31, 2015 and December 31, 2014, the assets and liabilities of businesses classified as discontinued operations were reported separately in the accompanying consolidated financial statements and consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Assets:
Accounts receivable, net	$5,222	$4,699
Other assets	526	530

Assets of discontinued operations	$5,748	$5,229

Liabilities:
Accounts payable	$314	$388
Accrued personnel	498	591
Accrued expenses	319	324

Liabilities of discontinued operations	$1,131	$1,303

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

Employee Services

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

Accounting policies of the practice groups are the same as those described in Note 1 to the Annual Report on Form 10-K for the year ended December 31, 2014. Upon consolidation, intercompany accounts and transactions are eliminated, thus inter-segment revenue is not included in the measure of profit or loss for the practice groups. Performance of the practice groups is evaluated on operating income excluding those costs listed above, which are reported in “Corporate and Other.”

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Segment information for the three months ended March 31, 2015 was as follows (in thousands):

	Three Months Ended March 31, 2015
	Financial Services	Employee Services	National Practices	Corporate and Other	Total
Revenue	$143,832	$62,651	$7,383	$—	$213,866
Operating expenses	108,618	51,528	6,601	4,117	170,864

Gross margin	35,214	11,123	782	(4,117)	43,002
Corporate general & admin	—	—	—	9,865	9,865

Operating income (loss)	35,214	11,123	782	(13,982)	33,137
Other income (expense):
Interest expense	—	(9)	—	(2,968)	(2,977)
Gain on sale of operations, net	—	—	—	56	56
Other income, net	99	117	—	2,643	2,859

Total other income (loss)	99	108	—	(269)	(62)

Income (loss) from continuing operations before income tax expense	$35,313	$11,231	$782	$(14,251)	$33,075

	Three Months Ended March 31, 2014
	Financial Services	Employee Services	National Practices	Corporate and Other	Total
Revenue	$141,238	$56,109	$7,379	$—	$204,726
Operating expenses	105,762	45,735	6,634	3,807	161,938

Gross margin	35,476	10,374	745	(3,807)	42,788
Corporate general & admin	—	—	—	10,198	10,198

Operating income (loss)	35,476	10,374	745	(14,005)	32,590
Other income (expense):
Interest expense	—	(8)	—	(3,425)	(3,433)
Gain on sale of operations, net	—	—	—	8	8
Other income, net	99	286	—	1,590	1,975

Total other income (expense)	99	278	—	(1,827)	(1,450)

Income (loss) from continuing operations before income tax expense	$35,575	$10,652	$745	$(15,832)	$31,140

15.	New Accounting Pronouncements

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance of debt issuance costs are not affected by the amendments in this update. The standard will be effective for the Company beginning in the first quarter of 2016 and requires the Company to apply the new guidance on a retrospective basis on adoption. At March 31, 2015, the Company had $1.2 million of unamortized debt issue costs classified within other assets.

16.	Subsequent Events

Subsequent to March 31, 2015 up to the date of this filing, CBIZ repurchased approximately 113 thousand shares in the open market at a total cost of approximately $1.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “CBIZ” or the “Company” shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.

The following discussion is intended to assist in the understanding of CBIZ’s financial position at March 31, 2015 and December 31, 2014, results of operations for the three months ended March 31, 2015 and 2014, and cash flows for the three months ended March 31, 2015 and 2014, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2014.

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

See the Annual Report on Form 10-K for the year ended December 31, 2014 for further discussion of CBIZ’s business and strategies, as well as the external relationships and regulatory factors that currently impact the Company’s operations.

Executive Summary

Revenue for the three months ended March 31, 2015 increased $9.2 million, or 4.5%, to $213.9 million from $204.7 million for the same period in 2014. The increase in revenue was attributable to an increase in same-unit revenue of $4.6 million and newly acquired operations, net of divestitures, of $4.6 million. Excluding revenue of $1.9 million from the divestiture of a Financial Services business sold in the fourth quarter of 2014, revenue for the three months ended March 31, 2015 increased $11.1 million, or 5.5%, to $213.9 million from $202.8 million. Income from continuing operations increased $1.5 million, or 8.3%, to $19.5 million during the three months ended March 31, 2015 compared to $18.0 million in the comparable period in 2014.

Earnings per diluted share from continuing operations were $0.38 and $0.34 for the three months ended March 31, 2015 and 2014, respectively. The fully diluted weighted average share count decreased by approximately 1.2 million shares to 51.4 million shares at March 31, 2015 from 52.6 million shares for the same period in 2014 primarily due to a decrease in the common stock equivalents related to the 4.875% Convertible Senior Subordinated Notes (“2010 Notes”). The common stock equivalents are impacted by the par value of the 2010 Notes and the average share price of the CBIZ common stock.

•	The par value of the 2010 Notes was $97.7 million in the first quarter of 2015 compared to $130.0 million in the first quarter of 2014.

•	The average share price of the CBIZ common stock was $8.74 in the first quarter of 2015 compared to $8.98 in the first quarter of 2014.

Non-GAAP earnings per diluted share were $0.49 and $0.45 for the three months ended March 31, 2015 and 2014, respectively. CBIZ believes Non-GAAP earnings per diluted share illustrates the impact of certain non-cash charges and credits to income from continuing operations and is a useful measure for the Company, its analysts and its stockholders. Non-GAAP earnings per diluted share is a measurement prepared on a basis other than generally accepted accounting principles (“GAAP”). As such, the Company has included this data and has provided reconciliation to the nearest GAAP measurement, “income per diluted share from continuing operations.” Reconciliations for the three months ended March 31, 2015 and 2014 are provided in the “Results of Operations – Continuing Operations” section that follows.

CBIZ believes that repurchasing shares of its common stock under the Company’s Share Repurchase Program is a prudent use of the Company’s financial resources, and that investing in its shares is an attractive use of capital and an efficient means to provide value to CBIZ shareholders. During the three months ended March 31, 2015, CBIZ repurchased approximately 600 thousand shares of its common stock at a total cost of approximately $5.0 million under a Rule 10b5-1 trading plan, which allows the Company to repurchase shares below a predetermined price per share. On February 11, 2015, CBIZ’s Board of Directors authorized the purchase of up to 5.0 million shares of CBIZ common stock. The repurchase program may be suspended or discontinued at any time and expires on April 1, 2016. The shares may be purchased in open market, privately negotiated transactions or Rule 10b5-1 trading plan purchases in accordance with Securities and Exchange Commission (“SEC”) rules. The Company’s management will determine the timing and amount of the transactions based on its evaluation of market conditions and other factors.

Effective March 1, 2015, CBIZ acquired substantially all of the assets of one business, Model Consulting, Inc. (“Model”), located in Trevose, Pennsylvania. Model provides employee benefit consulting services to mid-sized companies in the Philadelphia and Southern New Jersey markets. Annualized revenue attributable to Model is estimated to be approximately $4.2 million. Operating results attributable to Model are reported in the Employee Services practice group.

On April 10, 2015, CBIZ entered into an Amendment to its Credit Agreement, dated July 28, 2014, by and among the Company and Bank of America, N.A., as administrative agent and bank, and other participating banks, to remove certain events from the definition of Change of Control. This amendment had no impact on the terms of the Credit Agreement (other than as described above), the accompanying Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows. For further discussion regarding debt and financing arrangements, see Note 5 to the accompanying consolidated financial statements.

The 2010 Notes are scheduled to mature on October 1, 2015. During 2014, in two privately negotiated transactions, $32.4 million of the 2010 Notes were retired early with a remainder of $97.7 million outstanding at March 31, 2015. The Company may repurchase additional 2010 Notes in privately negotiated transactions before the maturity date, but there can be no assurance that additional transactions will be completed or on what terms. At its option, the Company may use a combination of shares and cash to retire the 2010 Notes, however, it is expected that funds available under the $400.0 million unsecured credit facility (the “credit facility”) will be sufficient to retire the 2010 Notes.

Results of Operations – Continuing Operations

Revenue

	Three Months Ended March 31,
	2015	% of Total	2014	% of Total	$ Change	% Change
Same-unit revenue
Financial Services	$143,023	66.9%	$139,309	68.0%	$3,714	2.7%
Employee Services	56,953	26.6%	56,109	27.4%	844	1.5%
National Practices	7,383	3.5%	7,379	3.6%	4	0.1%

Total same-unit revenue	207,359	97.0%	202,797	99.0%	4,562	2.2%
Acquired businesses	6,507	3.0%	—	—	6,507
Divested operations	—	—	1,929	1.0%	(1,929)

Total revenue	$213,866	100.0%	$204,726	100.0%	$9,140	4.5%

Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on March 1, 2014, revenue for the month of March would be included in same-unit revenue for both years; revenue for the period January 1, 2015 through February 28, 2015 would be reported as revenue from acquired businesses. A detailed discussion of revenue by practice group is included under “Operating Practice Groups.”

Operating expenses

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(In thousands, except percentages)

Operating expenses	$170,864	$161,938	$8,926	5.5%

Operating expenses % of revenue	79.9%	79.1%	—	80	bps

The increase in operating expenses in the first quarter of 2015 compared to the first quarter of 2014 was primarily due to higher expenses related to personnel costs, occupancy costs and travel and related costs. Personnel costs increased $5.2 million, or 4.1%, primarily due to staff merit increases as well as increases in commissions paid. Acquisitions contributed approximately to $4.2 million to personnel costs. Occupancy costs contributed an increase of approximately $0.8 million and travel and related costs contributed an increase of approximately $0.5 million. The remaining fluctuation consists of other operating expenses of which none are individually significant. The increase or decrease in personnel costs by the individual practice groups is discussed in further detail under “Operating Practice Groups.”

Expenses related to the Company’s deferred compensation plan contributed a year-over-year increase of approximately $0.5 million due to gains of $1.1 million in the value of assets held in the first quarter of 2015 compared to gains of $0.6 million in the value of assets held in the first quarter of 2014. Expenses related to the Company’s deferred compensation plan are directly offset by “Other income, net” and have no impact on “Income from continuing operations before income tax expense.”

Gross margin

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(In thousands, except percentages)
Gross margin	$43,002	$42,788	$214	0.5%
Gross margin % of revenue	20.1%	20.9%	—	(80	bps)

Gross margin remained relatively flat at $43.0 million in the first quarter of 2015 compared to $42.8 million in the first quarter of 2014 but decreased as a percentage of revenue to 20.1% in the first quarter of 2015 from 20.9% in the first quarter of 2014. Gross margin includes expenses related to the Company’s deferred compensation plan. Excluding this item, gross margin would be $44,119 and $43,402, or 20.6% and 21.1%, for the three months ended March 31, 2015 and 2014. The impact on gross margin by the individual practice groups is discussed in further detail under “Operating Practice Groups.”

Corporate general and administrative (“G&A”) expenses

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(In thousands, except percentages)
G&A expenses	$9,865	$10,198	$(333)	(3.3)%
G&A expenses % of revenue	4.6%	5.0%	—	(40	) bps

G&A expenses decreased by $0.3 million, or 3.3%, to $9.9 million in the first quarter of 2015 from $10.2 million in the comparable period of 2014 primarily due to a decrease in professional services related to information technology.

Expenses related to the Company’s deferred compensation plan had no year-over-year impact due to gains of $0.1 million in the value of assets held in both the first quarter of 2015 and 2014. Expenses related to the Company’s deferred compensation plan are directly offset by “Other income, net” and have no impact on “Income from continuing operations before income tax expense.”

Other income (expense)

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(In thousands, except percentages)
Interest expense	$(2,977)	$(3,433)	$456	(13.3)%
Gain on sale of operations, net	$56	$8	$48	NM
Other income, net	$2,859	$1,975	$884	44.8%

Total other expense, net	$(62)	$(1,450)	$1,388	NM

Interest expense for the first quarter of 2015 decreased compared to the first quarter of 2014 primarily due to a decrease in the net carrying amount outstanding under the 2010 Notes, offset by an increase in the net carrying amount outstanding under the credit facility. The net carrying amount outstanding under the 2010 Notes decreased to $96.4 million for the first quarter of 2015 compared to $125.2 million for the first quarter of 2014 due to the early retirement of a portion of the 2010 Notes during 2014 in two privately negotiated transactions. The net carrying amount outstanding under the credit facility increased to $146.8 million for the first quarter of 2015 compared to $91.4 million for the first quarter of 2014 (with respect to the Company’s prior credit facility which was terminated on July 28, 2014). The weighted average interest rate related to the credit facility decreased to 2.2% for the first quarter of 2015 compared to 2.7% for the same period in 2014. For further discussion regarding debt and financing arrangements, see Note 5 to the accompanying consolidated financial statements.

Other income, net for the first quarter of 2015 increased compared to the first quarter of 2014 primarily due to adjustments to the fair value of the Company’s contingent purchase price liability related to prior acquisitions and gains in the value of the investments held in a rabbi trust related to the deferred compensation plan. During the first quarter of 2015, adjustments to the fair value of the Company’s contingent purchase price liability related to prior acquisitions resulted in other income of $1.5 million compared to other income of $1.0 million during the same period in 2014. In addition, the value of investments held in a rabbi trust related to the deferred compensation plan resulted in a gain of $1.2 million during the first quarter of 2015 compared to a gain of $0.7 million during the same period in 2014. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan do not impact CBIZ’s net income as they are offset by a corresponding increase or decrease to compensation expense, which is recorded as operating and G&A expenses in the accompanying Consolidated Statements of Comprehensive Income.

Income tax expense

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(In thousands, except percentages)
Income tax expense	$13,572	$13,114	$458	3.5%
Effective tax rate	41.0%	42.1%	—	(110	) bps

Income tax expense from continuing operations for the first quarter of 2015 increased to $13.6 million from $13.1 million for the first quarter of 2014. The effective tax rate for the first quarter of 2015 was 41.0%, compared to an effective tax rate of 42.1% for the comparable period in 2014. The decrease in the effective tax rate primarily relates to a lower state effective tax rate for the three months ended March 31, 2015.

Earnings per share and Non-GAAP earnings per share

The following is a reconciliation of income from continuing operations to Non-GAAP earnings from operations and diluted earnings per share from continuing operations to Non-GAAP earnings per share for the three months ended March 31, 2015 and 2014.

NON-GAAP EARNINGS AND PER SHARE DATA

Reconciliation of Income from Continuing Operations to Non-GAAP Earnings from Continuing Operations

	Three Months Ended March 31,
	2015	Per Share	2014	Per Share
	(In thousands, except per share data)

Income from continuing operations	$19,503	$0.38	$18,026	$0.34

Selected non-cash charges:
Amortization	3,529	0.07	3,461	0.07
Depreciation	1,458	0.03	1,239	0.02
Non-cash interest on convertible notes	595	0.01	736	0.01
Stock-based compensation	1,622	0.03	1,390	0.03
Adjustment to contingent earnouts	(1,500)	(0.03)	(959)	(0.02)

Non-cash charges	$5,704	$0.11	$5,867	$0.11

Non-GAAP earnings – continuing operations	$25,207	$0.49	$23,893	$0.45

Earnings per diluted share from continuing operations were $0.38 and $0.34 for the first quarter of 2015 and 2014, respectively, and Non-GAAP earnings per diluted share were $0.49 and $0.45 for the first quarter of 2015 and 2014, respectively. The Company believes Non-GAAP earnings and Non-GAAP earnings per diluted share illustrate the impact of certain non-cash charges and credits to income from continuing operations and are a useful performance measure for the Company, its analysts and its stockholders. Management uses these performance measures to evaluate CBIZ’s business, including ongoing performance and the allocation of resources. Non-GAAP earnings and Non-GAAP earnings per diluted share are provided in addition to the presentation of GAAP measures and should not be regarded as a replacement or alternative of performance under GAAP.

Operating Practice Groups

CBIZ delivers its integrated services through three practice groups: Financial Services, Employee Services and National Practices. A description of these groups’ operating results and factors affecting their businesses is provided below.

Financial Services

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$143,023	$139,309	$3,714	2.7%
Acquired businesses	809	—	809
Divested businesses	—	1,929	(1,929)

Total revenue	$143,832	$141,238	$2,594	1.8%

Operating expenses	108,618	105,762	2,856	2.7%

Gross margin	$35,214	$35,476	$(262)	(0.7)%

Gross margin percent	24.5%	25.1%

The increase in same-unit revenue was primarily the result of stronger performance in the units that provide national services, which increased approximately $3.6 million, or 10.9%. This was primarily due to increased project work and growth in the federal and state governmental healthcare compliance business.

The growth in revenue from acquisitions was provided by Lewis Birch and Ricardo, LLC located in Tampa, Florida, that was acquired in the first quarter of 2014. The revenue from divestitures was from a Financial Services business located in Miami that did not meet discontinued operations treatment. The Financial Services business was sold on November 1, 2014.

CBIZ provides a range of services to affiliated CPA firms under joint referral and administrative service agreements (“ASAs”). Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying Consolidated Statements of Comprehensive Income and were approximately $43.1 million and $43.7 million for the three months ended March 31, 2015 and 2014, respectively.

The largest components of operating expenses for the Financial Services practice group are personnel costs, occupancy costs, and travel and related costs. Personnel costs increased $1.3 million during the first quarter of 2015 compared to the same period in 2014, and were 60.6% and 60.8% of revenue for the first quarter of 2015 and 2014, respectively. Approximately $0.9 million of the increase pertained to staff compensation increases, partially offset by a 1% reduction in headcount, as well as an increase in commissions paid to business development personnel and to certain individuals in the real estate advisory business. Acquisitions contributed approximately $0.6 million to staff compensation increase. Occupancy costs were $6.7 million and $6.2 million, or 4.6% and 4.4% of revenue, for the first quarter of 2015 and 2014, respectively. The increase relates to the incremental cost incurred in Tampa as a result of the acquisition of Lewis, Birch and Ricardo, LLC. Travel and related costs were $3.6 million and $3.3 million, or 2.5% and 2.3% of revenue, for the first quarter of 2015 and 2014, respectively. This is a result of an increase in training and conference costs in the first quarter of 2015 compared to 2014, and an increase in expenses incurred at clients, which is included in travel and related costs, but billed to clients and offset in revenue.

Employee Services

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$56,953	$56,109	$844	1.5%
Acquired businesses	5,698	—	5,698

Total revenue	$62,651	$56,109	$6,542	11.7%

Operating expenses	51,528	45,735	5,793	12.7%

Gross margin	$11,123	$10,374	$749	7.2%

Gross margin percent	17.8%	18.5%

The increase in same-unit revenue was primarily attributable to increases in the Company’s property and casualty and payroll groups, offset by a decrease in the life insurance business. Property and casualty revenues increased $0.9 million, or 8.5%, primarily due to strong performance within the specialty program businesses and an increase in carrier bonus payments. The payroll business revenues increased $0.3 million, or 3.4%, due to higher pricing coupled with an increase in processing volume for payroll and related services. These increases were partially offset by a decline in the life insurance business of $0.4 million, or 36.5%, due to the inconsistent nature in the demand for life insurance plans.

The growth in revenue from acquisitions was provided by:

•	Tegrit Group, LLC, a retirement plan services business located in Akron, Ohio, that was acquired in 2014;

•	Sattler Insurance Agency, a property and casualty firm located in Lewiston, Idaho, that was acquired in 2014;

•	Weekes & Callaway, Inc., primarily a property and casualty firm located in Delray Beach, Florida, that was acquired in 2014 and

•	Model Consulting, Inc., an employee benefits broker located in Philadelphia, Pennsylvania, that was acquired in 2015.

The largest components of operating expenses for the Employee Services group are personnel costs, including commissions paid to third party brokers, and occupancy costs, representing 67.2% and 66.6% of revenue for the first quarter of 2015 and 2014, respectively. Excluding costs related to the acquired businesses of $3.5 million, personnel costs increased approximately $0.8 million, primarily due to commissions paid to producers relating to the increased revenue in the property and casualty and payroll businesses as well as investments in the employee benefits business. Occupancy costs were $3.3 million and $2.9 million, or 5.2% of revenue, for the first quarter of 2015 and 2014, respectively. The increase in occupancy costs was primarily due to business acquisitions.

National Practices

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(In thousands, except percentages)

Same-unit revenue	$7,383	$7,379	$4	—

Operating expenses	6,601	6,634	(33)	(0.5)%

Gross margin	$782	$745	$37	4.8%

Gross margin percent	10.6%	10.1%

Same-unit revenue and operating expenses remained flat at $7.4 million and $6.6 million for both quarters ended March 31, 2015 and 2014, respectively.

Financial Condition

Total assets were $991.0 million at March 31, 2015, a decrease of $0.2 million versus December 31, 2014. Current assets of $366.4 million exceeded current liabilities of $233.6 million by $132.8 million at March 31, 2015.

Cash and cash equivalents decreased by $0.9 million to $0.1 million at March 31, 2015 from December 31, 2014. Restricted cash was $25.6 million at March 31, 2015, a decrease of $2.7 million from December 31, 2014. Restricted cash represents those funds held in connection with CBIZ’s Financial Industry Regulatory Authority regulated business and funds held in connection with the pass through of insurance premiums to various carriers. Cash and restricted cash fluctuate during the year based on the timing of cash receipts and related payments.

Accounts receivable, net, were $188.5 million at March 31, 2015, an increase of $45.5 million from December 31, 2014, which occurs annually in the first quarter due to the seasonal effect of the business. Days sales outstanding (“DSO”) from continuing operations was 90 days, 70 days and 92 days at March 31, 2015, December 31, 2014 and March 31, 2014, respectively. DSO represents accounts receivable, net and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve month daily revenue. CBIZ provides DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company’s ability to collect on receivables in a timely manner.

Other current assets were $15.0 million and $15.3 million at March 31, 2015 and December 31, 2014, respectively. Other current assets are primarily comprised of prepaid assets. Balances may fluctuate during the year based upon the timing of cash payments and amortization of prepaid expenses.

Funds held for clients (current and non-current) and the corresponding client fund obligations relate to CBIZ’s payroll services business. The balances in these accounts fluctuate with the timing of cash receipts and the related cash payments. Client fund obligations can differ from funds held for clients due to changes in the market values of the underlying investments. The nature of these accounts is further described in Note 1 to the consolidated financial statements included in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2014.

Property and equipment, net, increased by $1.5 million to $20.0 million at March 31, 2015 from $18.5 million at December 31, 2014. The increase is the result of additions of $3.0 million, partially offset by depreciation of $1.5 million. CBIZ’s property and equipment is primarily comprised of software, hardware, furniture and leasehold improvements.

Goodwill and other intangible assets, net, increased by $6.6 million at March 31, 2015 from December 31, 2014. This increase is comprised of additions to goodwill of $7.0 million and additions to intangible assets of $3.1 million resulting from acquisitions, partially offset by $3.5 million of amortization.

Assets of the deferred compensation plan represent participant deferral accounts and are directly offset by deferred compensation plan obligations. Assets of the deferred compensation plan were $64.3 million and $60.3 million at March 31, 2015 and December 31, 2014, respectively. The increase in assets of the deferred compensation plan of $4.0 million consisted of net participant contributions of $2.8 million and an increase in the fair value of the investments of $1.2 million for the three months ended March 31, 2015. The plan is described in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The accounts payable balances of $38.1 million and $36.8 million at March 31, 2015 and December 31, 2014, respectively, reflect amounts due to suppliers and vendors. Balances fluctuate during the year based on the timing of cash payments. Accrued personnel costs were $23.8 million and $39.9 million at March 31, 2015 and December 31, 2014, respectively, and represent amounts due for payroll, payroll taxes, employee benefits and incentive compensation. Balances fluctuate during the year based on the timing of payments and adjustments to the estimate of incentive compensation costs.

Notes payable – current decreased by $0.5 million from December 31, 2014 as a result of guaranteed purchase price payments during the three months ended March 31, 2015.

Contingent purchase price liabilities (current and non-current) relate to performance-based contingent purchase price liabilities that result from business acquisitions. Contingent purchase price liabilities (current and non-current) decreased by $1.1 million at March 31, 2015 from December 31, 2014 due to settlements of $3.8 million and adjustments of $1.5 million to the fair value of the contingency purchase price liabilities. These decreases were partially offset by an increase of $4.2 million from current year business acquisitions.

Other liabilities (current and non-current) increased by $0.6 million to $22.3 million at March 31, 2015 from $21.7 million at December 31, 2014. The increase was primarily attributable to an increase of $1.3 million in accrued interest on CBIZ’s debt instruments due to timing of payments and an increase of $0.5 million related to the self-funded health insurance plan. These increases were partially offset by a decrease in various accruals of $0.6 million, a decrease in legal reserves of $0.3 million due to the payment of claims and a decrease in unearned revenue of $0.3 million.

CBIZ’s 2006 Notes and 2010 Notes are carried at face value less unamortized discount. The $0.6 million increase in the aggregate carrying value of the 2006 Notes and 2010 Notes at March 31, 2015 versus December 31, 2014 represents amortization of the discount which is recognized as non-cash interest expense in the accompanying Consolidated Statements of Comprehensive Income. The 2006 Notes and 2010 Notes are further discussed in Note 5 of the accompanying consolidated financial statements.

Bank debt amounts due on CBIZ’s credit facility increased $39.4 million to $146.8 million at March 31, 2015 from $107.4 million at December 31, 2014. This increase was primarily attributable to the seasonal use of cash that occurs in CBIZ’s first fiscal quarter related to the Financial Services practice group.

Income taxes payable – current was $14.1 million at March 31, 2015 and $2.4 million at December 31, 2014 and primarily represents timing differences between current income taxes expense and related tax payments. Income taxes payable – non-current at March 31, 2015 and December 31, 2014 was $4.3 million and $4.2 million, respectively, and represents the accrual for uncertain tax positions.

Stockholders’ equity increased by $18.5 million to $418.3 million at March 31, 2015 from $399.8 million at December 31, 2014. The increase was primarily attributable to net income of $19.2 million, CBIZ’s stock award programs which contributed $3.6 million, and the issuance of $0.5 million in common shares related to business acquisitions. These increases were offset by open market share repurchase activity of approximately $5.0 million.

Liquidity and Capital Resources

CBIZ’s principal source of net operating cash is derived from the collection of fees and commissions for professional services and products rendered to its clients. CBIZ supplements net operating cash with the credit facility and 2010 Notes.

Under the credit facility, CBIZ is required to meet certain financial covenants with respect to (i) total leverage ratio and (ii) a minimum fixed charge coverage ratio. CBIZ believes it was in compliance with its covenants as of March 31, 2015. Under its credit facility, the Company had $146.8 million outstanding and approximately $150.3 million available, net of outstanding letters of credit and performance guarantees of $4.2 million, at March 31, 2015.

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

Sources and Uses of Cash

The following table summarizes CBIZ’s cash flows from operating, investing and financing activities for the three months ended March 31, 2015 and 2014 (in thousands):

	2015	2014
Total cash (used in) provided by:
Operating activities	$(24,315)	$(21,191)
Investing activities	48,563	20,731
Financing activities	(25,099)	4,096

(Decrease) increase in cash and cash equivalents	$(851)	$3,636

Cash and cash equivalents decreased $0.9 million from $1.0 million at December 31, 2014, to $0.1 million at March 31, 2015.

Operating Activities

Cash flows from operating activities represent net income adjusted for certain non-cash items and changes in assets and liabilities. CBIZ experiences a net use of cash from operations during the first quarter of its fiscal year, as accounts receivable balances grow in response to the seasonal increase in first quarter revenue generated by the Financial Services practice group (primarily for accounting and tax services). This net use of cash is followed by strong operating cash flow during the second and third quarters, as a significant amount of revenue generated by the Financial Services practice group during the first four months of the year are billed and collected in subsequent quarters.

Net cash used in operating activities was $24.3 million and $21.1 million, respectively, for the three months ended March 31, 2015 and 2014. This $3.2 million increase was primarily due to a $4.4 million increase in working capital used in the first quarter of 2015 compared to the same period in 2014. Working capital use of cash resulted from an increase in accounts receivable which occurs annually in the first quarter due to the seasonal effect of the business, offset partially by an increase in accounts payable due to the Company’s efforts to manage payables. The $1.9 million increase in net income in the first quarter of 2015 compared to the same period in 2014 partially offset the increase in net cash used in operating activities.

Investing Activities

CBIZ’s investing activities generally consist of payments for business acquisitions and client lists, purchases of capital equipment, net activity related to funds held for clients and proceeds received from sales of divestitures and discontinued operations. Capital expenditures consisted of investments in technology, leasehold improvements and purchases of furniture and equipment.

Net cash provided by investing activities was $48.6 million and $20.7 million, respectively, for the three months ended March 31, 2015 and 2014. This $27.9 million increase was mainly attributable to a $19.9 million increase in net activity related to funds held for clients. In addition, net cash used for business acquisitions decreased by $9.2 million to $6.0 million during the first quarter of 2015, whereas the net cash used for business acquisitions and the purchase of client lists was $15.2 million during the same period in 2014.

Financing Activities

CBIZ’s financing cash flows typically consist of net borrowing and payment activity from the credit facility, payments on contingent consideration on businesses acquisitions, the issuance and repayment of debt instruments, repurchases of CBIZ common stock, net change in client fund obligations and proceeds from the exercise of stock options.

Net cash used in financing activities was $25.1 million during the three months ended March 31, 2015, as compared to net cash provided by financing activities of $4.1 million for the same period in 2014. This $29.2 million increase in net cash used in financing activities was primarily due to a $20.8 million net change in client fund obligations as a result of timing of cash received and payments made. In addition, proceeds from the exercise of stock options decreased $3.8 million and net borrowings from the credit facility decreased $3.5 million.

Obligations and Commitments

CBIZ’s aggregate amount of future obligations at March 31, 2015 for the next five years and thereafter is set forth below (in thousands):

	Total	2015(1)	2016	2017	2018	2019	Thereafter

Convertible notes (2)	$98,400	$—	$—	$—	$—	$98,400	$—

Interest on convertible notes	2,408	2,408	—	—	—	—	—

Credit facility (3)	146,800	—	—	—	—	146,800	—

Income taxes payable (4)	14,128	14,128	—	—	—	—	—

Notes payable	297	297	—	—	—	—	—
Contingent purchase price liabilities (5)	32,318	13,216	10,797	7,277	1,028	—	—
Restructuring lease obligations (6)	3,063	970	1,135	451	467	40	—
Non-cancelable operating lease obligations (6)	175,422	25,001	30,853	24,482	20,545	15,132	59,409
Letters of credit in lieu of cash security deposits	2,265	—	834	—	1,386	45	—
Performance guarantees for non-consolidated affiliates	1,934	1,934	—	—	—	—	—
License bonds and other letters of credit	1,857	1,387	434	35	1	—	—

Total	$478,892	$59,341	$44,053	$32,245	$23,427	$260,417	$59,409

(1)	Represents contractual obligations from April 1, 2015 to December 31, 2015.
(2)	Represents $97.7 million par value of 2010 Notes which mature on October 1, 2015, and $750 thousand par value of 2006 Notes which mature on June 1, 2026. The 2006 Notes may be putable by the holders of such notes on June 1, 2016 and can be redeemed by the Company at any time. At March 31, 2015, each of the 2010 Notes and 2006 Notes were classified as a non-current liability due to Management’s intention to retire the 2010 Notes and 2006 Notes during the year ended December 31, 2015 with the funds available under the credit facility. In addition, the Company may repurchase additional 2010 Notes in privately negotiated transactions before maturity date, but there can be no assurance that additional transactions will be completed or on what terms.
(3)	On July 28, 2014, CBIZ entered into a new credit facility agreement which matures in 2019. Interest on the credit facility is not included as the amount is not determinable due to the revolving nature of the credit facility and the variability of the related interest rate.
(4)	Does not reflect $4.3 million of unrecognized tax benefits, which the Company has accrued for uncertain tax positions, as CBIZ is unable to determine a reasonably reliable estimate of the timing of the future payments.
(5)	Represents contingent earnout liability that is expected to be paid over the next four years resulting from business acquisitions.
(6)	Excludes cash expected to be received under subleases.

Off-Balance Sheet Arrangements

CBIZ maintains administrative service agreements with independent CPA firms (as described more fully in the Annual Report on Form 10-K for the year ended December 31, 2014), which qualify as variable interest entities. The accompanying consolidated financial statements do not reflect the operations or accounts of variable interest entities as the impact is not material to the financial condition, results of operations, or cash flows of CBIZ.

CBIZ provides guarantees of performance obligations for a CPA firm with which CBIZ maintains an administrative service agreement. Potential obligations under the guarantees totaled $1.9 million at March 31, 2015 and December 31, 2014. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees. The liability is recorded as other current liabilities in the accompanying Consolidated Balance Sheets. CBIZ does not expect it will be required to make payments under these guarantees.

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits, which totaled $2.3 million at March 31, 2015 and December 31, 2014. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at March 31, 2015 and December 31, 2014 totaled $1.9 million.

CBIZ has various agreements under which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses is generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2015, CBIZ was not aware of any material obligations arising under indemnification agreements that would require payment.

Critical Accounting Policies

The SEC defines critical accounting policies as those that are most important to the portrayal of a company’s financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no material changes to CBIZ’s critical accounting policies from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading Critical Accounting Policies in the Annual Report on Form 10-K for the year ended December 31, 2014.

New Accounting Pronouncements

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

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance of debt issuance costs are not affected by the amendments in this update. The standard will be effective for the Company beginning in the first quarter of 2016 and requires the Company to apply the new guidance on a retrospective basis on adoption. At March 31, 2015, the Company had $1.2 million of unamortized debt issue costs classified within other assets.

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

Such risks and uncertainties include, but are not limited to:

•	CBIZ’s ability to adequately manage its growth;

•	CBIZ’s dependence on the services of its CEO and other key employees;

•	competitive pricing pressures;

•	general business and economic conditions;

•	changes in governmental regulation and tax laws affecting its operations;

•	reversal or decline in the current trend of outsourcing business services;

•	revenue seasonality or fluctuations in and collectability of receivables;

•	liability for errors and omissions of the Company’s businesses;

•	regulatory investigations and future regulatory activity (including without limitation inquiries into compensation arrangements within the insurance brokerage industry);

•	reliance on information processing systems and availability of software licenses; and

•	volatility in our stock price.

Consequently, no forward-looking statement can be guaranteed. A more detailed description of risk factors may be found in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2014. Except as required by the federal securities laws, CBIZ undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures the Company makes on related subjects in its filings with the SEC, such as quarterly, periodic and annual reports.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

CBIZ’s floating rate debt under its credit facility exposes the Company to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which CBIZ could borrow funds under its credit facility. CBIZ’s balance outstanding under its credit facility at March 31, 2015 was $146.8 million. If market rates were to increase or decrease 100 basis points from the levels at March 31, 2015, interest expense would increase or decrease approximately $1.2 million annually.

CBIZ does not engage in trading market risk sensitive instruments. CBIZ periodically uses interest rate swaps to manage interest rate risk exposure. The interest rate swaps effectively modify the Company’s exposure to interest rate risk, primarily through converting portions of its floating rate debt under the credit facility to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. At March 31, 2015, CBIZ had an interest rate swap with a $25.0 million notional amount, which will expire in June 2015. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions. CBIZ does not enter into derivative instruments for trading or speculative purposes.

At March 31, 2015, CBIZ had $96.4 million in 2010 Notes, before discount, bearing a fixed interest rate of 4.875% that will mature on October 1, 2015. CBIZ believes the fixed nature of these borrowings mitigates its interest rate risk.

In connection with CBIZ’s payroll business, funds held for clients are segregated and invested in short-term investments, such as corporate and municipal bonds. In accordance with the Company’s investment policy, all investments carry an investment grade rating at the time of the initial investment. At each respective balance sheet date, these investments are adjusted to fair value with fair value adjustments being recorded to other comprehensive income or loss and reflected in the accompanying Consolidated Statements of Comprehensive Income for the respective period. If an adjustment is deemed to be other-than-temporarily impaired due to credit loss, then the adjustment is recorded to “Other income (expense), net” in the accompanying Consolidated Statements of Comprehensive Income. See Notes 7 and 8 to the accompanying consolidated financial statements for further discussion regarding these investments and the related fair value assessments.

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

(b) Internal Control over Financial Reporting

There was no change in the Company’s Internal Controls that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, CBIZ’s Internal Controls.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding certain legal proceedings in which CBIZ is involved is incorporated by reference from Note 6 – Commitments and Contingencies, Notes to the Company’s Consolidated Financial Statements in Part I, Item I of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC. These risks could materially and adversely affect the business, financial condition and results of operations CBIZ.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer purchases of equity securities

Periodically, CBIZ’s Board of Directors authorizes a Share Repurchase Plan, which allows the Company to purchase shares of its common stock in the open market or in a privately negotiated transaction according to SEC rules. On February 11, 2015, CBIZ’s Board of Directors authorized a Share Repurchase Plan that authorized the purchase of up to 5.0 million shares of CBIZ common stock to be obtained in open market, privately negotiated transactions, or Rule 10b5-1 trading plan purchases. The Share Repurchase Plan was effective beginning April 1, 2015 and expires one year from the effective date. The Share Repurchase Plan does not obligate CBIZ to acquire any specific number of shares and may be suspended at any time.

Shares repurchased during the three months ended March 31, 2015 (reported on a trade-date basis) are summarized in the table below (in thousands, except per share data).

	Issuer Purchases of Equity Securities
First Quarter Purchases (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan (4)

January 1 – January 31, 2015	507	$8.44	507	1,636

February 1 – February 28, 2015	86	$8.45	86	1,550

March 1 – March 31, 2015	—	—	—	1,550

First quarter purchases	593	$8.44	593

(1)	CBIZ has utilized, and may utilize in the future, a Rule 10b5-1 trading plan to allow for repurchases by the Company during periods when it would not normally be active in the trading market due to regulatory restrictions. Under the Rule 10b5-1 trading plan, CBIZ was able to repurchase shares below a pre-determined price per share. Additionally, the maximum number of shares that may be purchased by the Company each day is governed by Rule 10b-18 under the Exchange Act.
(2)	During the first quarter of 2015, no shares were repurchased from stock plan recipients in lieu of cash to satisfy certain tax obligations under the 2002 Amended and Restated CBIZ, Inc. Stock Incentive Plan and the 2014 CBIZ, Inc. Stock Incentive Plan.
(3)	Average price paid per share includes fees and commissions.
(4)	Amounts in this column represent the shares available to be repurchased, pursuant to the Share Repurchase Plan that expired March 31, 2015. Effective April 1, 2015, the shares available to be repurchased was reset to 5.0 million pursuant to the Share Repurchase Plan authorized on February 11, 2015, which will expire one year from the effective date.

According to the terms of CBIZ’s new credit facility, CBIZ is not permitted to declare or make any dividend payments, other than dividend payments made by one of its wholly owned subsidiaries to the parent company. See Note 8 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2014 for a description of working capital restrictions and limitations on the payment of dividends.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item  5. Other Information

Not applicable.

Item 6. Exhibits

10.1	First Amendment to Credit Agreement by and among CBIZ Operations, Inc., CBIZ, Inc., and Bank of America, N.A., as agent, lender, issuing bank, and the other financial institutions from time to time party to the Credit Agreement. (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated April 10, 2015 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from CBIZ, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (ii) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (iv) Notes to the Consolidated Financial Statements.

*	Indicates documents filed herewith.
**	Indicates document furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBIZ, Inc.
(Registrant)

Date:	May 5, 2015	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer