Form 10-Q
period 2015-06-30
CBIZ, Inc.
filed 2015-08-04
CIK 944148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at July 31, 2015
Common Stock, par value $0.01 per share	53,137,757

CBIZ, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)

	JUNE 30, 2015	DECEMBER 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$2,250	$979
Restricted cash	34,743	28,293
Accounts receivable, net	177,228	143,048
Deferred income taxes – current, net	5,575	3,638
Other current assets	14,496	15,292
Assets of discontinued operations	4,897	5,229

Current assets before funds held for clients	239,189	196,479
Funds held for clients	112,881	182,847

Total current assets	352,070	379,326
Property and equipment, net	20,859	18,475
Goodwill and other intangible assets, net	530,409	526,462
Assets of deferred compensation plan	64,435	60,290
Notes receivable – non-current	2,506	2,714
Other assets	4,260	3,977

Total assets	$974,539	$991,244

LIABILITIES
Current liabilities:
Accounts payable	$48,572	$36,781
Income taxes payable – current	6,985	2,384
Accrued personnel costs	30,133	39,878
Notes payable – current	—	760
Contingent purchase price liability – current	17,750	16,692
Other current liabilities	12,160	13,434
Liabilities of discontinued operations	1,278	1,303

Current liabilities before client fund obligations	116,878	111,232
Client fund obligations	113,007	183,936

Total current liabilities	229,885	295,168
Convertible notes, net	48,817	96,569
Bank debt	153,000	107,400
Income taxes payable – non-current	4,492	4,166
Deferred income taxes – non-current, net	4,109	2,864
Deferred compensation plan obligations	64,435	60,290
Contingent purchase price liability – non-current	12,861	16,676
Other non-current liabilities	8,216	8,266

Total non-current liabilities	295,930	296,231

Total liabilities	525,815	591,399

STOCKHOLDERS’ EQUITY
Common stock	1,250	1,188
Additional paid-in capital	645,740	604,284
Retained earnings	246,565	220,753
Treasury stock	(444,182)	(425,685)
Accumulated other comprehensive loss (“AOCL”)	(649)	(695)

Total stockholders’ equity	448,724	399,845

Total liabilities and stockholders’ equity	$974,539	$991,244

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2015	2014	2015	2014
Revenue	$185,042	$177,466	$398,908	$382,192
Operating expenses	163,117	158,317	333,981	320,255

Gross margin	21,925	19,149	64,927	61,937
Corporate general and administrative expenses	6,615	8,306	16,480	18,504

Operating income	15,310	10,843	48,447	43,433
Other (expense) income:
Interest expense	(2,848)	(3,577)	(5,825)	(7,010)
Gain on sale of operations, net	45	68	101	76
Other (expense) income, net	(1,126)	3,936	1,733	5,911

Total other (expense) income, net	(3,929)	427	(3,991)	(1,023)
Income from continuing operations before income tax expense	11,381	11,270	44,456	42,410
Income tax expense	4,696	4,824	18,268	17,938

Income from continuing operations	6,685	6,446	26,188	24,472
Loss from discontinued operations, net of tax	(330)	(312)	(665)	(575)
Gain (loss) on disposal of discontinued operations, net of tax	290	(27)	290	(501)

Net income	$6,645	$6,107	$25,813	$23,396

Earnings (loss) per share:
Basic:
Continuing operations	$0.14	$0.13	$0.54	$0.51
Discontinued operations	(0.01)	—	(0.01)	(0.02)

Net income	$0.13	$0.13	$0.53	$0.49

Diluted:
Continuing operations	$0.13	$0.12	$0.51	$0.47
Discontinued operations	—	—	(0.01)	(0.02)

Net income	$0.13	$0.12	$0.50	$0.45

Basic weighted average shares outstanding	49,464	48,273	48,809	48,228

Diluted weighted average shares outstanding	52,024	52,052	51,227	52,352

Comprehensive Income:
Net income	$6,645	$6,107	$25,813	$23,396
Other comprehensive (loss) income, net of tax	(92)	88	46	97

Comprehensive income	$6,553	$6,195	$25,859	$23,493

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	SIX MONTHS ENDED JUNE 31,
	2015	2014
Cash flows from operating activities:
Net income	$25,813	$23,396
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	375	1,076
Gain on sale of operations, net	(101)	(76)
Loss on early extinguishment of convertible debt	833	—
Depreciation and amortization expense	10,051	9,518
Amortization of discount on notes and deferred financing costs	1,639	2,364
Amortization of discount on contingent earnout liability	80	60
Bad debt expense, net of recoveries	2,799	2,358
Adjustment to contingent earnout liability	(1,525)	(2,983)
Deferred income taxes	(916)	(499)
Employee stock awards	2,911	2,987
Excess tax benefits from share based payment arrangements	(443)	(382)
Changes in assets and liabilities, net of acquisitions and divestitures:
Restricted cash	(6,450)	(1,078)
Accounts receivable, net	(37,287)	(34,497)
Other assets	(12)	(1,156)
Accounts payable	11,791	7,161
Income taxes payable	5,531	5,591
Accrued personnel costs	(9,745)	(7,968)
Other liabilities	(824)	(439)

Operating cash flows provided by continuing operations	4,520	5,433
Operating cash flows used in discontinued operations	(240)	(279)

Net cash provided by operating activities	4,280	5,154

Cash flows from investing activities:
Business acquisitions and purchases of client lists, net of cash acquired	(7,184)	(24,721)
Purchases of client fund investments	(6,661)	(9,695)
Proceeds from the sales and maturities of client fund investments	5,950	5,171
Proceeds (payments) from sales of divested and discontinued operations	101	(348)
Increase in funds held for clients	70,664	67,238
Additions to property and equipment, net	(5,300)	(2,312)
Collection of notes receivable	104	910

Investing cash flows provided by continuing operations	57,674	36,243
Investing cash flows provided by discontinued operations	21	—

Net cash provided by investing activities	57,695	36,243

Cash flows from financing activities:
Proceeds from bank debt	188,900	198,800
Payment of bank debt	(143,300)	(166,100)
Payment on early extinguishment of convertible debt	(17,173)	—
Payment for acquisition of treasury stock	(18,498)	(11,823)
Decrease in client funds obligations	(70,929)	(62,715)
Proceeds from exercise of stock options	4,669	7,044
Payment of contingent consideration of acquisitions	(4,816)	(1,496)
Excess tax benefit from exercise of stock awards	443	382
Payment of notes payable	—	(1,143)
Payment of acquired debt	—	(1,169)

Net cash used in financing activities	(60,704)	(38,220)

Net increase in cash and cash equivalents	1,271	3,177
Cash and cash equivalents at beginning of year	979	771

Cash and cash equivalents at end of period	$2,250	$3,948

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation

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

These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

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

A description of revenue recognition policies is included in the Annual Report on Form 10-K for the year ended December 31, 2014.

2.	Accounts Receivable, Net

Accounts receivable, net balances at June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30,	December 31,
	2015	2014
Trade accounts receivable	$127,954	$107,174
Unbilled revenue	61,260	47,789

Total accounts receivable	189,214	154,963
Allowance for doubtful accounts	(11,986)	(11,915)

Accounts receivable, net	$177,228	$143,048

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

3.	Goodwill and Other Intangible Assets, Net

The components of goodwill and other intangible assets, net at June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30,	December 31,
	2015	2014
Goodwill	$442,624	$435,231
Intangible assets:
Client lists	143,201	140,187
Other intangible assets	7,146	6,482

Total intangible assets	150,347	146,669

Total goodwill and intangibles assets	592,971	581,900
Accumulated amortization:

Client lists	(60,978)	(54,213)
Other intangible assets	(1,584)	(1,225)

Total accumulated amortization	(62,562)	(55,438)

Goodwill and other intangible assets, net	$530,409	$526,462

4.	Depreciation and Amortization

Depreciation and amortization expense for property and equipment and intangible assets for the three and six months ended June 30, 2015 and 2014 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating expenses	$4,956	$4,701	$9,847	$9,285
Corporate general and administrative expenses	108	117	204	233

Total depreciation and amortization expense	$5,064	$4,818	$10,051	$9,518

5.	Debt and Financing Arrangements

CBIZ had two primary financing arrangements and one additional financing arrangement at June 30, 2015 that provided the Company with the capital necessary to meet its working capital needs as well as the flexibility to continue with its strategic initiatives, including business acquisitions and share repurchases:

1.	4.875% Convertible Senior Subordinated Notes (the “2010 Notes”)

2.	$400.0 million unsecured credit facility (the “credit facility”)

3.	3.125% Convertible Senior Subordinated Notes (the “2006 Notes”)

The 2010 Notes and the credit facility are the Company’s two primary financing arrangements.

On April 10, 2015, CBIZ entered into an Amendment to the Credit Agreement that governs the credit facility dated as of July 28, 2014, by and among the Company and Bank of America, N.A., as administrative agent and bank, and other participating banks, to remove certain events from the definition of Change of Control contained therein. This amendment had no impact on the terms of the Credit Agreement (other than as described above), the accompanying Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

In addition to the discussion below, refer to the Annual Report on Form 10-K for the year ended December 31, 2014 for additional details of CBIZ’s debt and financing arrangements.

2010 Notes

The 2010 Notes mature on October 1, 2015. At June 30, 2015 and December 31, 2014, the 2010 Notes were classified as a non-current liability due to management’s intention to retire the 2010 Notes during the year ended December 31, 2015 with the funds available under the credit facility.

During the three months ended June 30, 2015 the Company paid cash of $17.2 million and issued 5.1 million shares of CBIZ common stock valued at approximately $48.0 million in exchange for retiring $49.3 million of its outstanding 2010 Notes in two privately negotiated transactions. These transactions will result in lower interest expense of approximately $3.2 million on an annualized basis. A non-operating charge of approximately $0.8 million was recorded in the second quarter of 2015 related to the two privately negotiated transactions and is included in “Other income (expense), net” in the accompanying Consolidated Statements of Comprehensive Income. Notes repurchased are deemed to be extinguished. The Company may repurchase additional 2010 Notes in privately negotiated transactions before the maturity date, but there can be no assurance that additional transactions will be completed or on what terms.

The carrying amount of the 2010 Notes at June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30,	December 31,
	2015	2014
Principal amount of notes	$48,373	$97,650
Unamortized discount	(306)	(1,831)

Net carrying amount	$48,067	$95,819

The discount on the liability component of the 2010 Notes is being amortized using the effective interest method based upon an annual effective rate of 7.5%, which represented the market rate for similar debt without a conversion option at the issuance date. The discount is being amortized over the term of the 2010 Notes which is five years from the date of issuance. At June 30, 2015, the unamortized discount had a remaining amortization period of approximately three months.

Bank Debt

CBIZ has a $400.0 million unsecured credit facility with Bank of America as agent for a group of eight participating banks that matures in July 2019. The balance outstanding under the credit facility was $153.0 million and $107.4 million at June 30, 2015 and December 31, 2014, respectively. Rates for the six months ended June 30, 2015 and 2014 (with respect to the Company’s prior credit facility which was terminated on July 28, 2014) were as follows:

	Six Months Ended June 30,
	2015	2014
Weighted average rates	2.17%	2.70%

Range of effective rates	1.88% - 3.25%	1.87% - 3.41%

CBIZ had approximately $139.5 million of available funds under the credit facility at June 30, 2015, net of outstanding letters of credit and performance guarantees of $4.2 million. The credit facility provides CBIZ with operating flexibility and funding to support seasonal working capital needs and other strategic initiatives such as acquisitions and share repurchases. CBIZ is in compliance with its debt covenants at June 30, 2015.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

2006 Notes

At June 30, 2015, CBIZ had $750,000 aggregate principal amount outstanding of its 2006 Notes. The 2006 Notes mature on June 1, 2026 unless earlier redeemed, repurchased or converted.

Interest Expense

During the three and six months ended June 30, 2015 and 2014, CBIZ recognized interest expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
2010 Notes (1)	$1,683	$2,534	$3,609	$5,041
Credit facility (2)	1,165	1,043	2,216	1,969

Total interest expense	$2,848	$3,577	$5,825	$7,010

(1)	Components of interest expense related to the 2010 Notes include the contractual coupon interest, amortization of discount and amortization of deferred financing costs. The portion related to the 2006 Notes is included but is minimal.
(2)	Components of interest expense related to the credit facility include amortization of deferred financing costs, commitment fees and line of credit fees

6.	Commitments and Contingencies

Letters of Credit and Guarantees

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits, which totaled $2.3 million at both June 30, 2015 and December 31, 2014. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at June 30, 2015 and December 31, 2014 totaled $1.8 million and $1.9 million, respectively.

CBIZ acted as guarantor on various letters of credit for a CPA firm with which it has an affiliation, which totaled $1.9 million at both June 30, 2015 and December 31, 2014. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying Consolidated Balance Sheets. Management does not expect any material changes to result from these instruments as performance under the guarantees is not expected to be required.

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

Bonds

In connection with CBIZ’s payroll business and the collection of client funds, CBIZ invests a portion of these funds in corporate and municipal bonds. CBIZ held corporate and municipal bonds with par values totaling $37.0 million and $36.4 million at June 30, 2015 and December 31, 2014, respectively. All bonds are investment grade and are classified as available-for-sale. These bonds have maturity or callable dates ranging from July 2015 through November 2019, and are included in “Funds held for clients - current” in the accompanying Consolidated Balance Sheets based on the intent and ability of the Company to sell these investments at any time under favorable conditions. The following table summarizes CBIZ’s bond activity for the six months ended June 30, 2015 and the twelve months ended December 31, 2014 (in thousands):

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Six Months Ended June 30, 2015	Twelve Months Ended December 31, 2014
Fair value at beginning of period	$38,399	$30,011
Purchases	6,661	14,089
Sales	—	(245)
Maturities and calls	(5,950)	(6,426)
Increase in bond premium	59	1,155
Fair market value adjustment	(12)	(185)

Fair value at end of period	$39,157	$38,399

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

CBIZ’s interest rate swap agreement expired in June 2015. At December 31, 2014, the interest rate swap was classified as a liability derivative. The following table summarizes CBIZ’s outstanding interest rate swap and its classification in the accompanying Consolidated Balance Sheets at December 31, 2014 (in thousands).

	December 31, 2014
	Notional	Fair	Balance Sheet
	Amount	Value (2)	Location
Interest rate swap (1)	$25,000	$(126)	Other current and non-current liabilities

(3)	Represents interest rate swap with a notional value of $25 million which expired in June 2015. Under the terms of the interest rate swap, CBIZ paid interest at a fixed rate of 1.41% plus applicable margin as stated in the agreement, and received interest that varied with the three-month LIBOR.
(4)	See additional disclosures regarding fair value measurements in Note 8.

The following table summarizes the effects of the interest rate swap on CBIZ’s accompanying Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Gain Recognized in AOCL, net of tax		Loss Reclassified from AOCL into Expense
	Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
Interest rate swap	$34	$61	$55	$109

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest rate swap	$79	$117	$128	$226

8.	Fair Value Measurements

The following table summarizes CBIZ’s assets and liabilities at June 30, 2015 and December 31, 2014 that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level	June 30, 2015	December 31, 2014
Deferred compensation plan assets	1	$64,435	$60,290
Corporate bonds	1	$39,157	$38,399
Interest rate swap	2	$—	$(126)
Contingent purchase price liabilities	3	$(30,611)	$(33,368)

During the six months ended June 30, 2015 and 2014, there were no transfers between the valuation hierarchy Levels 1, 2 and 3. The following table summarizes the change in Level 3 fair values of the Company’s contingent purchase price liability for the six months ended June 30, 2015 and 2014 (pre-tax basis) (in thousands):

	2015	2014
Beginning balance – January 1	$(33,368)	$(25,196)
Additions from business acquisitions	(4,186)	(12,039)
Payment of contingent purchase price liabilities	5,622	1,516
Change in fair value of contingencies	1,400	2,985
Change in net present value of contingencies	(79)	(62)

Ending balance – June 30	$(30,611)	$(32,796)

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following table presents financial instruments that are not carried at fair value but which require fair value disclosure as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
2006 Convertible Notes	$750	$750	$750	$750
2010 Convertible Notes	$48,067	$64,220	$95,819	$118,157

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

The following table is a summary of other comprehensive (loss) income and discloses the tax impact of each component of other comprehensive (loss) income for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net unrealized (loss) gain on available-for-sale securities, net of income taxes (1)	$(114)	$42	$(7)	$9
Net unrealized gain on interest rate swaps, net of income taxes (2)	34	61	79	117
Foreign currency translation	(12)	(15)	(26)	(29)

Total other comprehensive (loss) income	$(92)	$88	$46	$97

(1)	Net of income tax (benefit) expense of ($76) and $28 for the three months ended June 30, 2015 and 2014, respectively, and net of income tax (benefit) expense of ($5) and $6 for the six months ended June 30, 2015 and 2014, respectively.
(2)	Net of income tax expense of $20 and $36 for the three months ended June 30, 2015 and 2014, respectively, and net of income tax expense of $46 and $69 for the six months ended June 30, 2015 and 2014, respectively.

AOCL net of tax, was approximately $0.6 million and $0.7 million at June 30, 2015 and December 31, 2014, respectively. AOCL consisted of adjustments, net of tax, to unrealized gains and losses on available-for-sale securities and interest rate swaps, and foreign currency translation.

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Beginning in 2015, the 2014 Plan replaces and, for future grants, supersedes the 2002 Plan. The operating terms of the 2014 Plan are substantially similar to those of the 2002 Plan. Under the 2014 Plan, which expires in 2024, a maximum of 9.6 million stock options, shares of restricted stock or other stock-based compensation awards may be granted. Shares subject to award under the 2014 Plan may be either authorized but unissued shares of CBIZ common stock or treasury shares. Compensation expense for stock-based awards recognized during the three and six months ended June 30, 2015 and 2014 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	$534	$666	$1,375	$1,315
Restricted stock awards	755	932	1,536	1,672

Total stock-based compensation expense	$1,289	$1,598	$2,911	$2,987

Stock award activity during the second quarter of 2015 was as follows (in thousands) except per share data):

	Stock Options		Restricted Stock Awards
	Number of Options	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant-Date Fair Value (1)
Outstanding at beginning of year	5,602	$7.06	1,039	$7.30
Granted	900	$9.25	362	$9.12
Exercised or released	(656)	$7.12	(435)	$7.11
Expired or canceled	(62)	$7.14	(3)	$6.36

Outstanding at June 30, 2015	5,784	$7.39	963	$8.08

Exercisable at June 30, 2015	3,098	$6.91

(1)	Represents weighted average market value of the shares; awards are granted at no cost to the recipients.

CBIZ utilized the Black-Scholes-Merton options-pricing model to determine the fair value of stock options on the date of grant. The fair value of stock options granted during the second quarter of 2015 was $2.34. The following weighted average assumptions were utilized:

Six Months Ended June 30, 2015
Expected volatility (1)	26.65%
Expected option life (years) (2)	4.64
Risk-free interest rate (3)	1.32%
Expected dividend yield (4)	0.00%

(1)	The expected volatility assumption was determined based upon the historical volatility of CBIZ’s stock price, using daily price intervals.
(2)	The expected option life was determined based upon CBIZ’s historical data using a midpoint scenario, which assumes all options are exercised halfway between the expiration date and the weighted average time it takes the option to vest.
(3)	The risk-free interest rate assumption was based upon zero-coupon U.S. Treasury bonds with a term approximating the expected life of the respective options.
(4)	The expected dividend yield assumption was determined in view of CBIZ’s historical and estimated dividend payouts. CBIZ does not expect to change its dividend payout policy in the foreseeable future.

11.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the three and six months ended June 30, 2015 and 2014 (in thousands, except per share data).

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Income from continuing operations	$6,685	$6,446	$26,188	$24,472

Denominator:
Basic
Weighted average common shares outstanding	49,464	48,273	48,809	48,228

Diluted
Stock options (1)	868	769	829	815
Restricted stock awards	224	258	290	338
Contingent shares (2)	118	134	118	134
Convertible senior subordinated notes (3)	1,350	2,618	1,181	2,837

Diluted weighted average common shares outstanding	52,024	52,052	51,227	52,352

Basic earnings per share from continuing operations	$0.14	$0.13	$0.54	$0.51

Diluted earnings per share from continuing operations	$0.13	$0.12	$0.51	$0.47

(1)	A total of 1.5 million and 1.2 million share based awards were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2015, respectively, and a total of 1.1 million and 0.7 million share based awards were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2014, respectively, as they were anti-dilutive.
(2)	Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by CBIZ.
(3)	The dilutive impact of potential shares to be issued related to the 2010 Notes based on the average share price for the three and six months ended June 30, 2015 was $9.34 and $9.05 compared to $8.71 and $8.84 for the same period in 2014. The average share prices for the three and six months ended June 30, 2015 and 2014 exceeded the conversion price of $7.41.

12.	Acquisitions

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

Second quarter 2015

During the second quarter of 2015, CBIZ purchased one client list, which is reported in the Employee Services practice group. Total consideration for this client list is $3.0 million in future consideration. No acquisitions were completed in the second quarter of 2015.

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

Second quarter 2014

During the second quarter of 2014, CBIZ completed one acquisition for approximately $8.1 million aggregate net cash consideration, $0.9 million in CBIZ common stock and $2.1 million in contingent consideration.

•	Effective June 1, 2014, CBIZ acquired Tegrit Group (“Tegrit”), located in Akron, Ohio. Tegrit is a national provider of actuarial consulting and retirement plan administration. Operating results attributable to Tegrit are reported in the Employee Services practice group.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Aggregate purchase price

The estimated fair values of the assets acquired and the liabilities assumed during the six months ended June 30, 2015 and 2014, respectively, are as follows (in thousands):

	Six Months Ended June 30,
	2015	2014
Cash	$—	$402
Accounts receivable, net	—	3,416
Work in process, net	—	900
Other assets	—	488
Identifiable intangible assets	2,844	10,283
Current liabilities	—	(2,342)

Total identifiable net assets	$2,844	$13,147
Goodwill	6,865	26,325

Aggregate purchase price	$9,709	$39,472

The goodwill of $6.9 million arising from the acquisition in the first half of 2015 consists largely of expected future earnings and cash flow from the existing management team, as well as the synergies created by the integration of the new business within the CBIZ organization, including cross-selling opportunities expected with the Company’s Employee Services and Financial Services practice groups, to help strengthen the Company’s existing service offerings and expand market position. All of the goodwill recognized is deductible for income tax purposes.

The goodwill of $6.9 million arising from the acquisition in the first half of 2015 is reported under the Employee Services operating segment. Of the $26.3 million of goodwill arising from acquisitions closed during the first half of 2014, $9.2 million is reported under the Financial Services operating segment and $17.1 million is reported under the Employee Services operating segment.

Contingent purchase price liability

Under the terms of each of the Model acquisition agreement, a portion of the purchase price is contingent on future performance of the business acquired. Utilizing a probability weighted income approach, CBIZ determined that the fair value of the contingent consideration arrangement was $4.2 million, of which $1.6 million was recorded in “Contingent purchase price liability – current” and $2.6 million was recorded in “Contingent purchase price liability – non-current” in the accompanying Consolidated Balance Sheets at June 30, 2015.

Change in contingent purchase price liability related to prior acquisitions

During the three and six months ended June 30, 2015, CBIZ reduced the fair value of the contingent purchase price liability related to prior acquisitions by $0.0 million and $1.5 million, respectively, due to lower than originally projected future results of the acquired businesses. During the same periods in 2014, CBIZ reduced the fair value of the contingent purchase price liability related to prior acquisitions by 2.1 million and $3.0 million, respectively, due to lower than originally projected future results of the acquired businesses. These reductions are included in “Other income (expense), net” in the accompanying Consolidated Statements of Comprehensive Income.

Contingent amounts related to prior acquisitions

During the three months ended June 30, 2015, CBIZ paid $1.5 million in cash and issued approximately 32,000 shares of CBIZ common stock valued at approximately $0.3 million as contingent earn outs for previous acquisitions. During the six

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

months ended June 30, 2015, CBIZ paid $4.8 million in cash and issued approximately 91,000 shares of CBIZ common stock valued at approximately $0.8 million as contingent earn outs for previous acquisitions. During the three and six months ended June 30, 2014, CBIZ paid $0 and $1.5 million, respectively, in cash as contingent earn outs for previous acquisitions.

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

Discontinued Operations

Revenue and results from operations of discontinued operations are separately reported as “Loss from operations of discontinued operations, net of tax” in the accompanying Consolidated Statements of Comprehensive Income. For the six months ended June 30, 2015, the loss on operations of discontinued operations represents the results from the operations of two small businesses under the Financial Services segment that were discontinued in December 2014, one of which was sold on June 1, 2015. For the six months ended June 30, 2014, the loss on operations of discontinued operations represents the results from operations of the two businesses mentioned above as well as the Company’s property tax business located in Leawood, Kansas that was discontinued in December 2013 and subsequently sold on June 1, 2014.

Revenue and results from operations of discontinued operations for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$2,391	$3,340	$5,907	$7,485

Loss from discontinued operations before income tax	$(477)	$(701)	$(993)	$(1,237)
Income tax benefit	(147)	(389)	(328)	(662)

Loss from discontinued operations, net of tax	$(330)	$(312)	$(665)	$(575)

Losses from the sale of discontinued operations are recorded as “(Loss) on disposal of discontinued operations, net of tax”, in the accompanying Consolidated Statements of Comprehensive Income. In addition, proceeds that are contingent upon a divested operation’s actual future performance are recorded as “(Loss) on disposal of discontinued operations, net of tax” in the period they are earned.

During the three and six months ended June 30, 2015, CBIZ sold a small business within the Financial Services segment that was discontinued in December 2014. During the six months ended June 30, 2014, CBIZ sold its property tax business located in Leawood, Kansas. In addition, a loss was recorded representing the finalization of the working capital adjustment related to the August 2013 sale of Medical Management Professionals.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

For the three and six months ended June 30, 2015 and 2014, gain (loss) on the disposal of discontinued operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gain (loss) on disposal of discontinued operations, before income tax	$129	$(11)	$129	$(885)
Income tax (benefit) expense	(161)	16	(161)	(384)

Gain (loss) on disposal of discontinued operations, net of tax	$290	$(27)	$290	$(501)

At June 30, 2015 and December 31, 2014, the assets and liabilities of businesses classified as discontinued operations were reported separately in the accompanying consolidated financial statements and consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Assets:
Accounts receivable, net	$4,570	$4,699
Other assets	327	530

Assets of discontinued operations	$4,897	$5,229

Liabilities:
Accounts payable	$414	$388
Accrued personnel	550	591
Accrued expenses	314	324

Liabilities of discontinued operations	$1,278	$1,303

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Segment information for the three months ended June 30, 2015 and 2014 was as follows (in thousands):

	Three Months Ended June 30, 2015
	Financial Services	Employee Services	National Practices	Corporate and Other	Total
Revenue	$116,671	$61,024	$7,347	$—	$185,042
Operating expenses	102,345	51,242	6,649	2,881	163,117

Gross margin	14,326	9,782	698	(2,881)	21,925
Corporate general & admin	—	—	—	6,615	6,615

Operating income (loss)	14,326	9,782	698	(9,496)	15,310
Other income (expense):
Interest expense	—	(11)	—	(2,837)	(2,848)
Gain on sale of operations, net	—	—	—	45	45
Other income (expense), net	8	82	1	(1,217)	(1,126)

Total other income (expense)	8	71	1	(4,009)	(3,929)

Income (loss) from continuing operations before income tax expense	$14,334	$9,853	$699	$(13,505)	$11,381

	Three Months Ended June 30, 2014
	Financial Services	Employee Services	National Practices	Corporate and Other	Total
Revenue	$115,663	$54,479	$7,324	$—	$177,466
Operating expenses	100,584	45,936	6,683	5,114	158,317

Gross margin	15,079	8,543	641	(5,114)	19,149
Corporate general & admin	—	—	—	8,306	8,306

Operating income (loss)	15,079	8,543	641	(13,420)	10,843
Other (expense) income:
Interest expense	—	(8)	—	(3,569)	(3,577)
Gain on sale of operations, net	—	—	—	68	68
Other (expense) income, net	(58)	89	—	3,905	3,936

Total other (expense) income	(58)	81	—	404	427

Income (loss) from continuing operations before income tax expense	$15,021	$8,624	$641	$(13,016)	$11,270

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Segment information for the six months ended June 30, 2015 and 2014 was as follows (in thousands):

	Six Months Ended June 30, 2015
	Financial Services	Employee Services	National Practices	Corporate and Other	Total
Revenue	$260,503	$123,675	$14,730	$—	$398,908
Operating expenses	210,963	102,770	13,250	6,998	333,981

Gross margin	49,540	20,905	1,480	(6,998)	64,927
Corporate general & admin	—	—	—	16,480	16,480

Operating income (loss)	49,540	20,905	1,480	(23,478)	48,447
Other income (expense):
Interest expense	—	(20)	—	(5,805)	(5,825)
Gain on sale of operations, net	—	—	—	101	101
Other income, net	107	199	1	1,426	1,733

Total other income (expense)	107	179	1	(4,278)	(3,991)

Income (loss) from continuing operations before income tax expense	$49,647	$21,084	$1,481	$(27,756)	$44,456

	Six Months Ended June 30, 2014
	Financial Services	Employee Services	National Practices	Corporate and Other	Total
Revenue	$256,901	$110,588	$14,703	$—	$382,192
Operating expenses	206,346	91,671	13,317	8,921	320,255

Gross margin	50,555	18,917	1,386	(8,921)	61,937
Corporate general & admin	—	—	—	18,504	18,504

Operating income (loss)	50,555	18,917	1,386	(27,425)	43,433
Other income (expense):
Interest expense	—	(16)	—	(6,994)	(7,010)
Gain on sale of operations, net	—	—	—	76	76
Other income, net	41	375	—	5,495	5,911

Total other income (expense)	41	359	—	(1,423)	(1,023)

Income (loss) from continuing operations before income tax expense	$50,596	$19,276	$1,386	$(28,848)	$42,410

15.	New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. On July 9, 2015, the FASB agreed to delay the effective date of ASU 2014-09 by one year. In accordance with the delay, the new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 for public companies. Early adoption is permitted but not before annual periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. CBIZ is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements nor decided upon the method of adoption.

In April 2015, the FASB issued “Interest—Imputation of Interest”, (“ASU No. 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance of debt issuance costs are not affected by the amendments in this update. ASU 2015-03 will be effective for the Company beginning in the first quarter of 2016 and requires the Company to apply the new guidance on a retrospective basis on adoption. At June 30, 2015, the Company had $0.3 million of unamortized debt issue costs classified within other assets.

16.	Subsequent Events

Subsequent to June 30, 2015 up to July 31, 2015, CBIZ repurchased approximately 630,000 shares of its common stock in the open market at a total cost of approximately $6.1 million. Between January 1, 2015 and July 31, 2015, CBIZ repurchased approximately 2.5 million shares of its common stock in the open market at a total cost of approximately $23.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “CBIZ” or the “Company” shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.

The following discussion is intended to assist in the understanding of CBIZ’s financial position at June 30, 2015 and December 31, 2014, results of operations for the three and six months ended June 30, 2015 and 2014, and cash flows for the six months ended June 30, 2015 and 2014, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2014.

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

Executive Summary

Revenue for the three months ended June 30, 2015 increased $7.6 million, or 4.3%, to $185.0 million from $177.5 million for the same period in 2014. The increase in revenue was attributable to an increase in newly acquired operations, net of divestitures, of $4.0 million, or 2.3%, and same-unit revenue of $3.6 million, or 2.0%. Excluding revenue of $1.5 million from the divestiture of a Financial Services business sold in the fourth quarter of 2014, revenue for the three months ended June 30, 2015 increased $9.1 million, or 5.1%, to $185.0 million from $176.0 million.

Revenue for the six months ended June 30, 2015 increased $16.7 million, or 4.4%, to $398.9 million from $382.2 million for the same period in 2014. Same-unit revenue contributed $8.4 million, or 2.2%, and revenue from newly acquired operations, net of divestitures, contributed $8.3 million, or 2.2%. Excluding revenue of $3.4 million from the divestiture of a Financial Services business sold in the fourth quarter of 2014, revenue for the six months ended June 30, 2015 increased $20.1 million, or 5.3%, to $398.9 million from $378.8 million.

Income from continuing operations increased $0.3 million, or 3.7%, to $6.7 million during the three months ended June 30, 2015 compared to $6.4 million in the comparable period in 2014. Income from continuing operations increased $1.7 million, or 7.0%, to $26.2 million during the six months ended June 30, 2015 compared to $24.5 million in the comparable period in 2014.

Earnings per diluted share from continuing operations were $0.13 and $0.12 for the three months ended June 30, 2015 and 2014, respectively. The fully diluted weighted average share count decreased by approximately 28,000 shares to 52.0 million shares for the three months ended June 30, 2015 from 52.1 million shares for the same period in 2014. Excluding the impact of the common stock equivalents related to the 4.875% Convertible Senior Subordinated Notes (“2010 Notes”), fully diluted earnings per share from continuing operations would have been $0.13 for both three months ended June 30, 2015 and 2014, respectively.

Earnings per diluted share from continuing operations were $0.51 and $0.47 for the six months ended June 30, 2015 and 2014, respectively. The fully diluted weighted average share count decreased by approximately 1.2 million shares to 51.2 million shares for the six months ended June 30, 2015 from 52.4 million shares for the same period in 2014 primarily due to a decrease in the common stock equivalents related to the 2010 Notes. Excluding the impact of the common stock equivalents related to the 2010 Notes, fully diluted earnings per share from continuing operations would have been $0.52 and $0.49 for the six months ended June 30, 2015 and 2014, respectively.

The common stock equivalents are impacted by the par value of the 2010 Notes and the average share price of the CBIZ common stock.

•	The par value of the 2010 Notes was $48.4 million on June 30, 2015 compared to $130.0 million on June 30, 2014.

•	The average share price of the CBIZ common stock was $9.34 in the second quarter of 2015 compared to $8.71 in the second quarter of 2014.

•	The average share price of the CBIZ common stock was $9.05 for the six months ended June 30, 2015 compared to $8.84 for the six months ended June 30, 2014.

The 2010 Notes are scheduled to mature on October 1, 2015. During the three months ended June 30, 2015, in two privately negotiated transactions, CBIZ paid cash of approximately $17.2 million and issued approximately 5.1 million shares valued at approximately $48.0 million of CBIZ common stock in exchange for $49.3 million of the Company’s 2010 Notes. These transactions will result in lower interest expense of approximately $3.2 million on an annualized basis. A non-operating charge of approximately $0.8 million was recorded in the second quarter of 2015 related to these transactions and is included in “Other income (expense), net” in the accompanying Consolidated Statements of Comprehensive Income. As of June 30, 2015, the par value of the 2010 Notes was $48.4 million. The Company may repurchase additional 2010 Notes in privately negotiated transactions before the maturity date, but there can be no assurance that additional transactions will be completed or on what terms. At its option, the Company may use a combination of cash and shares to retire the 2010 Notes, however, it is expected that funds available under the $400.0 million unsecured credit facility (the “credit facility”) will be sufficient to retire the 2010 Notes at maturity. For further discussion regarding debt and financing arrangements, see Note 5 to the accompanying consolidated financial statements.

CBIZ believes that repurchasing shares of its common stock under the Company’s Share Repurchase Program is a prudent use of the Company’s financial resources, and that investing in its shares is an attractive use of capital and an efficient means to provide value to CBIZ shareholders. During the six months ended June 30, 2015, CBIZ repurchased approximately 1.9 million shares of its common stock at a total cost of approximately $17.2 million. On February 11, 2015, CBIZ’s Board of Directors authorized the purchase of up to 5.0 million shares of CBIZ common stock. The repurchase program may be suspended or discontinued at any time and expires on April 1, 2016. The shares may be purchased in open market, privately negotiated transactions or Rule 10b5-1 trading plan purchases in accordance with Securities and Exchange Commission (“SEC”) rules. The Company’s management will determine the timing and amount of the transactions based on its evaluation of market conditions and other factors. Subsequent to June 30, 2015 up to July 31, 2015, CBIZ repurchased approximately 630,000 shares of its common stock in the open market at a total cost of approximately $6.1 million. Between January 1, 2015 and July 31, 2015, CBIZ repurchased approximately 2.5 million shares of its common stock in the open market at a total cost of approximately $23.3 million.

Non-GAAP earnings per diluted share were $0.26 and $0.22 for the three months ended June 30, 2015 and 2014, respectively, and $0.76 and $0.68 for the six months ended June 30, 2015 and 2014, respectively. CBIZ believes Non-GAAP earnings per diluted share illustrates the impact of certain non-cash charges and credits to income from continuing operations and is a useful measure for the Company, its analysts and its stockholders. Non-GAAP earnings per diluted share is a measurement prepared on a basis other than generally accepted accounting principles (“GAAP”). As such, the Company has included this data and has provided a reconciliation to the nearest GAAP measurement, “Earnings per diluted share from continuing operations.” Reconciliations for the three and six months ended June 30, 2015 and 2014 are provided in the “Results of Operations – Continuing Operations” section that follows.

During the six months ended June 30, 2015, CBIZ completed one acquisition and purchased three client lists. The three client lists are reported in the Employee Services practice group.

•	During the first quarter of 2015, CBIZ acquired substantially all of the assets of Model Consulting, Inc. (“Model”), located in Trevose, Pennsylvania. Model provides employee benefit consulting services to mid-sized companies in the Philadelphia and Southern New Jersey markets. Annualized revenue attributable to Model is estimated to be approximately $4.2 million. Operating results attributable to Model are reported in the Employee Services practice group.

For further discussion regarding acquisitions, see Note 12 to the accompanying consolidated financial statements.

During the six months ended June 30, 2015, CBIZ entered into an Amendment to the Credit Agreement that governs the credit facility, dated July 28, 2014, by and among the Company and Bank of America, N.A., as administrative agent and bank, and other participating banks, to remove certain events from the definition of Change of Control. This amendment had no impact on the terms of the Credit Agreement (other than as described above), the accompanying Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows. For further discussion regarding debt and financing arrangements, see Note 5 to the accompanying consolidated financial statements.

Results of Operations – Continuing Operations

Revenue

The following tables summarize total revenue for the three and six months ended June 30, 2015 and 2014 (in thousands except percentages).

	Three Months Ended June 30,
	2015	% of Total	2014	% of Total	$ Change	% Change
Same-unit revenue
Financial Services	$116,671	63.1%	$114,197	64.4%	$2,474	2.2%
Employee Services	54,752	29.6%	53,667	30.2%	1,085	2.0%
National Practices	7,347	4.0%	7,324	4.1%	23	0.3%

Total same-unit revenue	178,770	96.7%	175,188	98.7%	3,582	2.0%
Acquired businesses	6,272	3.3%	812	0.5%	5,460
Divested operations	—	—	1,466	0.8%	(1,466)

Total revenue	$185,042	100.0%	$177,466	100.0%	$7,576	4.3%

	Six Months Ended June 30,
	2015	% of Total	2014	% of Total	$ Change	% Change
Same-unit revenue
Financial Services	$259,694	65.1%	$253,506	66.3%	$6,188	2.4%
Employee Services	111,994	28.1%	109,776	28.7%	2,218	2.0%
National Practices	14,730	3.7%	14,703	3.8%	27	0.2%

Total same-unit revenue	386,418	96.9%	377,985	98.9%	8,433	2.2%
Acquired businesses	12,490	3.1%	812	0.2%	11,678
Divested operations	—	—	3,395	0.9%	(3,395)

Total revenue	$398,908	100.0%	$382,192	100.0%	$16,716	4.4%

Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on June 1, 2014, revenue for the month of June would be included in same-unit revenue for both years; revenue for the period January 1, 2015 through May 31, 2015 would be reported as revenue from acquired businesses. A detailed discussion of revenue by practice group is included under “Operating Practice Groups.”

Operating expenses

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
	(In thousands, except percentages)
Operating expenses	$163,117	$158,317	$4,800	3.0%
Operating expenses % of revenue	88.2%	89.2%	—	(100 bps	)

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
	(In thousands, except percentages)
Operating expenses	$333,981	$320,255	$13,726	4.3%
Operating expenses % of revenue	83.7%	83.8%	—	(10 bps	)

Three months ended June 30, 2015 compared to June 30, 2014. The increase in operating expenses in the second quarter of 2015 compared to the second quarter of 2014 was primarily due to higher expenses related to personnel costs and occupancy costs. Personnel costs increased $4.2 million, or 3.5%, primarily due to an increase in salaries and wages and the related benefits as well as increases in commissions paid. Acquisitions contributed approximately $3.3 million to personnel costs. Occupancy costs contributed an increase of approximately $1.2 million, or 12.6%, primarily due to acquisitions and additional costs related to the relocation of the Kansas City office. The remaining fluctuation consists of other operating expenses of which none are individually significant. The increase in personnel costs and occupancy costs by the individual practice groups is discussed in further detail under “Operating Practice Groups.”

Operating expenses in the second quarter of 2015 and 2014 include a benefit and expense of $0.2 million and $1.7 million, respectively, related to the Company’s deferred compensation plan. Excluding these items, operating expenses would have been $163.3 million and $156.6 million, or 88.3% and 88.3% of revenue for the three months ended June 30, 2015 and 2014, respectively. Expenses and benefits related to the Company’s deferred compensation plan are directly offset by “Other income, net” and have no impact on “Income from continuing operations before income tax expense.”

Six months ended June 30, 2015 compared to June 30, 2014. The increase in operating expenses during the six months ended June 30, 2015 compared to the same period in 2014 was primarily due to higher expenses related to personnel costs and occupancy costs. Personnel costs increased $9.7 million, or 3.9%, and are attributable to the same factors as discussed above in the three month period. Acquisitions contributed approximately $6.9 million to personnel costs. Occupancy costs contributed an increase of approximately $2.0 million, or 10.5%, and are attributable to the same factors as discussed above in the three month period. The remaining fluctuation consists of other operating expenses of which none are individually significant. The increase or decrease in personnel costs and occupancy costs by the individual practice groups is discussed in further detail under “Operating Practice Groups.”

Operating expenses for the six months ended June 30, 2015 and 2014 include expenses of $0.9 million and $2.3 million, respectively, related to the Company’s deferred compensation plan. Excluding these items, operating expenses would have been $333,095 and $317,962, or 83.5% and 83.2% of revenue for the six months ended June 30, 2015 and 2014, respectively. Expenses and benefits related to the Company’s deferred compensation plan are directly offset by “Other income, net” and have no impact on “Income from continuing operations before income tax expense.”

Gross margin

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
	(In thousands, except percentages)
Gross margin	$21,925	$19,149	$2,776	14.5%
Gross margin % of revenue	11.8%	10.8%	—	100	bps

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
	(In thousands, except percentages)
Gross margin	$64,927	$61,937	$2,990	4.8%
Gross margin % of revenue	16.3%	16.2%	—	10	bps

Three months ended June 30, 2015 compared to June 30, 2014. Gross margin increased $2.8 million, or 14.5%, to $21.9 million for the three months ended June 30, 2015 from $19.1 million for the same period in 2014 and increased as a percentage of revenue to 11.8% for the three months ended June 30, 2015 from 10.8% for the comparable period in 2014. Gross margin includes benefits and expenses related to the Company’s deferred compensation plan. Excluding these items, gross margin would be $21,694 and $20,828, or 11.7% and 11.7%, for the three months ended June 30, 2015 and 2014, respectively. The impact on gross margin by the individual practice groups is discussed in further detail under “Operating Practice Groups.”

Six months ended June 30, 2015 compared to June 30, 2014. Gross margin increased $3.0 million, or 4.8%, to $64.9 million for the six months ended June 30, 2015 from $61.9 million for the same period in 2015, but remained flat as a percentage of revenue at 16.3% and 16.2% for the six months ended June 30, 2015 and 2014, respectively. Gross margin includes expenses related to the Company’s deferred compensation plan. Excluding these items, gross margin would be $65,813 and $64,230, or 16.5% and 16.8%, for the six months ended June 30, 2015 and 2014, respectively. The impact on gross margin by the individual practice groups is discussed in further detail under “Operating Practice Groups.”

Corporate general and administrative (“G&A”) expenses

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
	(In thousands, except percentages)
G&A expenses	$6,615	$8,306	$(1,691)	(20.4)%
G&A expenses % of revenue	3.6%	4.7%	—	(110	) bps

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
	(In thousands, except percentages)
G&A expenses	$16,480	$18,504	$(2,024)	(10.9)%
G&A expenses % of revenue	4.1%	4.8%	—	(70	) bps

Three months ended June 30, 2015 compared to June 30, 2014. The decrease in G&A expenses in the second quarter of 2015 compared to the second quarter of 2014 was primarily due to a decrease in professional fees of $1.2 million. This decrease in professional fees was primarily attributable to a decrease in legal expenses related to case dismissals and settlements. For further discussion regarding legal proceedings, see Note 6 to the accompanying consolidated financial statements. Also contributing to the decrease in G&A expenses was a decrease in personnel costs of $0.3 million which was primarily due to a decrease in incentive based compensation.

G&A expenses in the second quarter of 2015 and 2014 include a benefit and expense of $0.1 million and $0.2 million, respectively, related to the Company’s deferred compensation plan. Excluding these items, G&A expenses would have been $6.7 million and $8.1 million, or 3.6% and 4.5% of revenue for the three months ended June 30, 2015 and 2014, respectively. Expenses and benefits related to the Company’s deferred compensation plan are directly offset by “Other income, net” and have no impact on “Income from continuing operations before income tax expense.”

Six months ended June 30, 2015 compared to June 30, 2014. The decrease in G&A expenses for the six months ended June 30, 2015 compared to the same period in 2014 was primarily due to a decrease in professional fees of $1.3 million and personnel costs of $0.4 million, which are attributable to the same factors as discussed above for the three month period.

G&A expenses for the six months ended June 30, 2015 and 2014 include an expense of $0.1 million and $0.3 million, respectively, related to the Company’s deferred compensation plan. Excluding these items, G&A expenses would have been $16.4 million and $18.2 million, or 4.1% and 4.8% of revenue for the six months ended June 30, 2015 and 2014, respectively. Expenses and benefits related to the Company’s deferred compensation plan are directly offset by “Other income, net” and have no impact on “Income from continuing operations before income tax expense.”

Other (expense) income

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
	(In thousands, except percentages)
Interest expense	$(2,848)	$(3,577)	$729	(20.4)%
Gain on sale of operations, net	$45	$68	$(23)	NM
Other (expense) income, net	$(1,126)	$3,936	$(5,062)	(128.6)%

Total other (expense) income, net	$(3,929)	$427	$(4,356)	NM

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
	(In thousands, except percentages)
Interest expense	$(5,825)	$(7,010)	$1,185	(16.9)%
Gain on sale of operations, net	$101	$76	$25	NM
Other income, net	$1,733	$5,911	$(4,178)	(70.7)%

Total other expense, net	$(3,991)	$(1,023)	$2,968	NM

Three months ended June 30, 2015 compared to June 30, 2014. Interest expense decreased $0.8 million, or 20.4%, to $2.8 million for the second quarter of 2015 from $3.6 million for the comparable period in 2014. The decrease in interest expense was primarily due to the retirement of $49.3 million of the outstanding 2010 Notes at an interest rate of 7.50% with $17.2 million cash from the credit facility at a weighted average interest rate of 2.14%.

The average debt balance outstanding under the 2010 Notes decreased to $83.2 million for the second quarter of 2015 compared to $123.8 million for the second quarter of 2014. The average debt balance outstanding under the credit facility increased to $150.4 million for the second quarter of 2015 compared to $88.6 million for the second quarter of 2014 (with respect to the Company’s prior credit facility which was terminated on July 28, 2014). The weighted average interest rate related to the credit facility decreased to 2.14% for the second quarter of 2015 compared to 2.70% for the same period in 2014. For further discussion regarding debt and financing arrangements, see Note 5 to the accompanying consolidated financial statements.

Other (expense) income, net decreased compared to the second quarter of 2014 primarily due to adjustments to the fair value of the Company’s contingent purchase price liability related to prior acquisitions and losses in the value of the investments held in a rabbi trust related to the deferred compensation plan.

•	During the second quarter of 2015, adjustments to the fair value of the Company’s contingent purchase price liability related to prior acquisitions resulted in other income of $25,000 compared to other income of $2.0 million during the same period in 2014.

•	In addition, the value of investments held in a rabbi trust related to the deferred compensation plan resulted in a loss of $0.3 million during the second quarter of 2015 compared to a gain of $1.9 million during the same period in 2014. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan do not impact CBIZ’s net income as they are offset by a corresponding increase or decrease to compensation expense, which is recorded as operating and G&A expenses in the accompanying Consolidated Statements of Comprehensive Income.

•	Also contributing to the decrease in other (expense) income, net is a non-operating charge of $0.8 million recorded in the second quarter of 2015 related to the retirement of $49.3 million of the 2010 Notes. No such charge was incurred during the comparable period in 2014.

Six months ended June 30, 2015 compared to June 30, 2014. Interest expense decreased $1.2 million, or 16.9%, to $5.8 million for the six months ended 2015 from $7.0 million for the comparable period in 2014. The decrease in interest expense was primarily due to the same factors as discussed above in the three month period.

The average debt balance outstanding under the 2010 Notes decreased to $89.1 million for six months ended June 30, 2015 compared to $124.5 million for the same period in 2014. The average debt balance outstanding under the credit facility increased to $138.4 million for the six months ended 2015 compared to $81.5 million for the same period in 2014 (with respect to the Company’s prior credit facility which was terminated on July 28, 2014). The weighted average interest rate related to the credit facility decreased to 2.17% for the six months ended 2015 compared to 2.70% for the same period in 2014.

Other income, net for the six months ended June 30, 2015 decreased compared to the same period in 2014 primarily due to losses in the value of the investments held in a rabbi trust related to the deferred compensation plan and adjustments to the fair value of the Company’s contingent purchase price liability related to prior acquisitions.

•	During the six months ended 2015, the value of investments held in a rabbi trust related to the deferred compensation plan resulted in a gain of $0.9 million compared to a gain of $2.6 million during the same period in 2014. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan do not impact CBIZ’s net income as they are offset by a corresponding increase or decrease to compensation expense, which is recorded as operating and G&A expenses in the accompanying Consolidated Statements of Comprehensive Income.

•	In addition, adjustments to the fair value of the Company’s contingent purchase price liability related to prior acquisitions resulted in other income of $1.5 million for the six months ended June 30, 2015 compared to other income of $3.0 million during the same period in 2014.

•	Also contributing to the decrease in other (expense) income, net is a non-operating charge of $0.8 million related to the retirement of $49.3 million of the 2010 Notes as discussed above in the three month period.

Income tax expense

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
	(In thousands, except percentages)
Income tax expense	$4,696	$4,824	$(128)	(2.7)%
Effective tax rate	41.3%	42.8%	—	(154	) bps

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
	(In thousands, except percentages)
Income tax expense	$18,268	$17,938	$330	1.8%
Effective tax rate	41.1%	42.3%	—	(120	) bps

Three months ended June 30, 2015 compared to June 30, 2014. Income tax expense from continuing operations for the three months ended June 30, 2015 decreased to $4.7 million from $4.8 million for the second quarter of 2014. The effective tax rate for the second quarter of 2015 was 41.3%, compared to an effective tax rate of 42.8% for the comparable period in 2014. The decrease in the effective tax rate primarily relates to adjustments to the value of deferred tax assets and deferred tax liabilities as a result of tax law changes in the second quarter of 2015.

Six months ended June 30, 2015 compared to June 30, 2014. Income tax expense from continuing operations for the six months ended June 30, 2015 increased to $18.3 million from $17.9 million for the six months ended June 30, 2014. The effective tax rate for the six months ended June 30, 2015 was to 41.1%, compared to an effective tax rate of 42.3% for the comparable period in 2014, which is attributable to the same factors as discussed above in the three month period.

Earnings per share and Non-GAAP earnings per share

The following is a reconciliation of income from continuing operations to Non-GAAP earnings from operations and diluted earnings per share from continuing operations to Non-GAAP earnings per share for the three and six months ended June 30, 2015 and 2014.

NON-GAAP EARNINGS AND PER SHARE DATA

Reconciliation of Income from Continuing Operations to Non-GAAP Earnings from Continuing Operations

	Three Months Ended June 30,
	2015	Per Share	2014	Per Share
	(In thousands, except per share data)
Income from continuing operations	$6,685	$0.13	$6,446	$0.12
Selected non-cash charges:
Amortization	3,612	0.07	3,552	0.07
Depreciation	1,452	0.03	1,266	0.02
Non-cash interest on convertible notes	533	0.01	764	0.02
Stock-based compensation	1,289	0.02	1,598	0.03
Adjustment to contingent earnouts	(25)	(0.00)	(2,026)	(0.04)

Non-cash charges	$6,861	$0.13	$5,154	$0.10

Non-GAAP earnings – Continuing operations	$13,546	$0.26	$11,600	$0.22

	Six Months Ended June 30,
	2015	Per Share	2014	Per Share
	(In thousands, except per share data)
Income from continuing operations	$26,188	$0.51	$24,472	$0.47
Selected non-cash charges:
Amortization	7,141	0.14	7,013	0.13
Depreciation	2,910	0.06	2,505	0.05
Non-cash interest on convertible notes	1,128	0.02	1,500	0.03
Stock-based compensation	2,911	0.06	2,987	0.06
Adjustment to contingent earnouts	(1,525)	(0.03)	(2,985)	(0.06)

Non-cash charges	$12,565	$0.25	$11,020	$0.21

Non-GAAP earnings – Continuing operations	$38,753	$0.76	$35,492	$0.68

Three months ended June 30, 2015 compared to June 30, 2014. Earnings from continuing operations were $0.13 and $0.12 per diluted share for the three months ended June 30, 2015 and 2014, respectively, and Non-GAAP earnings were $0.26 and $0.22 per diluted share for the three months ended June 30, 2015 and 2014, respectively. The Company believes Non-GAAP earnings and Non-GAAP earnings per diluted share illustrate the impact of certain non-cash charges and credits to income from continuing operations and are a useful performance measure for the Company, its analysts and its stockholders. Management uses these performance measures to evaluate CBIZ’s business, including ongoing performance and the allocation of resources. Non-GAAP earnings and Non-GAAP earnings per diluted share are provided in addition to the presentation of GAAP measures and should not be regarded as a replacement or alternative of performance under GAAP.

Six months ended June 30, 2015 compared to June 30, 2014. Earnings from continuing operations were $0.51 and $0.47 per diluted share for the six months ended June 30, 2015 and 2014, respectively, and Non-GAAP earnings were $0.76 and $0.68 per diluted share for the six months ended June 30, 2015 and 2014, respectively. The Company believes Non-GAAP earnings and Non-GAAP earnings per diluted share illustrate the impact of certain non-cash charges and credits to income from continuing operations and are a useful performance measure for the Company, its analysts and its stockholders. Management uses these performance measures to evaluate CBIZ’s business, including ongoing performance and the allocation of resources. Non-GAAP earnings and Non-GAAP earnings per diluted share are provided in addition to the presentation of GAAP measures and should not be regarded as a replacement or alternative of performance under GAAP.

Operating Practice Groups

CBIZ delivers its integrated services through three practice groups: Financial Services, Employee Services and National Practices. A description of these groups’ operating results and factors affecting their businesses is provided below.

Financial Services

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$116,671	$114,197	$2,474	2.2%
Acquired businesses	—	—	—
Divested businesses	—	1,466	(1,466)

Total revenue	$116,671	$115,663	$1,008	0.9%
Operating expenses	102,345	100,584	1,761	1.8%

Gross margin	$14,326	$15,079	$(753)	(5.0)%

Gross margin percent	12.3%	13.0%

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$259,694	$253,506	$6,188	2.4%
Acquired businesses	809	—	809
Divested businesses	—	3,395	(3,395)

Total revenue	$260,503	$256,901	$3,602	1.4%
Operating expenses	210,963	206,346	4,617	2.2

Gross margin	$49,540	$50,555	$(1,015)	(2.0)%

Gross margin percent	19.0%	19.7%

Three months ended June 30, 2015 compared to June 30, 2014. The increase in same-unit revenue was primarily the result of stronger performance in the units that provide national services, which increased approximately $2.3 million, or 6.2%. This was primarily due to increased project work and growth in the federal and state governmental healthcare compliance business and in CBIZ’s risk and advisory practice. With respect to the accounting units, same-unit revenue declined slightly.

The revenue from divestitures for the three months ended June 30, 2014 was from a Financial Services business located in Miami which was sold on November 1, 2014.

CBIZ provides a range of services to affiliated CPA firms under joint referral and administrative service agreements (“ASAs”). Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying Consolidated Statements of Comprehensive Income and were approximately $33.2 million and $33.8 million for the three months ended June 30, 2015 and 2014, respectively.

The largest components of operating expenses for the Financial Services practice group are personnel costs, occupancy costs, and travel and related costs, which represent 89.6% and 89.7% of total operating expenses and 78.6% and 78.1% of total revenue for the three months ended June 30, 2015 and 2014, respectively. Personnel costs increased $1.0 million during the second quarter of 2015 compared to the same period in 2014, and were 69.4% and 69.2% of revenue for the second quarter of 2015 and 2014, respectively. The increase is a result of staff compensation increases and benefit cost increases partially offset by a 1.7% reduction in headcount. Occupancy costs were $6.9 million and $6.3 million, or 5.9% and 5.4% of revenue, for the second quarter of 2015 and 2014, respectively. The increase relates to the incremental cost incurred in Tampa as a result of the acquisition of Lewis, Birch and Ricardo, LLC and additional costs related to the relocation of the Kansas City office. Travel and related costs were $3.9 million and $4.1 million, or 3.3% and 3.5% of revenue, for the second quarter of 2015 and 2014, respectively. The decrease in the second quarter is a result of the increase that occurred in the first quarter of 2015 related to the timing of staff training and conference costs.

Six months ended June 30, 2015 compared to June 30, 2014. The increase in same-unit revenue was primarily the result of stronger performance in the units that provide national services, which increased approximately $5.7 million, or 8.2%, which was attributable to the same factors as discussed above in the three month period. With respect to the accounting units, same-unit revenue declined slightly.

The growth in revenue from acquisitions was provided by Lewis Birch and Ricardo, LLC located in Tampa, Florida, that was acquired in the first quarter of 2014. The revenue from divestitures was from a Financial Services business as discussed above in the three month period.

CBIZ provides a range of services to affiliated CPA firms under ASAs. Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying Consolidated Statements of Comprehensive Income and were approximately $76.3 million and $77.5 million for the six months ended June 30, 2015 and 2014, respectively.

The largest components of operating expenses for the Financial Services practice group are personnel costs, occupancy costs, and travel and related costs, which represent 72.6% and 72.3% of operating expenses and 89.7% and 90.0% of total revenue for the six months ended June 30, 2015 and 2104, respectively. Personnel costs increased $2.3 million during the six months ended June 30, 2015 compared to the same period in 2014, but were 64.6% of revenue for each of the six month periods ended June 30, 2015 and 2014. The increase is a result of staff compensation increases and benefit cost increases partially offset by a 1.0% reduction in headcount. Occupancy costs increased to $13.5 million, or 5.2% of revenue, for the six months ended June 30, 2015 from $12.5 million, or 4.9% of revenue for the same period in 2014 due to the same factors discussed above in the three month period. Travel and related costs were $7.4 million, or 2.9% of revenue, for both six month periods ended June 30, 2015 and 2014.

Employee Services

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$54,752	$53,667	$1,085	2.0%
Acquired businesses	6,272	812	5,460

Total revenue	$61,024	$54,479	$6,545	12.0%
Operating expenses	51,242	45,936	5,306	11.6%

Gross margin	$9,782	$8,543	$1,239	14.5%

Gross margin percent	16.0%	15.7%

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$111,994	$109,776	$2,218	2.0%
Acquired businesses	11,681	812	10,869

Total revenue	$123,675	$110,588	$13,087	11.8%
Operating expenses	102,770	91,671	11,099	12.1%

Gross margin	$20,905	$18,917	$1,988	10.5%

Gross margin percent	16.9%	17.1%

Three months ended June 30, 2015 compared to June 30, 2014. The increase in same-unit revenue was primarily attributable to increases in the Company’s property and casualty, payroll, and human capital services groups, offset by a decrease in the life insurance business. Property and casualty revenues increased $1.3 million, or 13.2%, primarily due to a strong performance within the specialty program businesses and an increase in carrier bonus payments. The payroll business revenues increased $0.2 million, or 2.9%, due to higher pricing coupled with an increase in processing volume for payroll and related services. The human capital services group revenues increased $0.2 million, or 8.7%, due to higher billings attributed to new consultants hired in 2014. These increases were partially offset by a decline in the life insurance business of ($0.6) million, or 37.6%, due to the inconsistent nature in the demand for life insurance plans.

The growth in revenue from acquisitions was provided by:

•	Tegrit Group, LLC, a retirement plan services business located in Akron, Ohio, that was acquired effective June 1, 2014;

•	Sattler Insurance Agency, a property and casualty firm located in Lewiston, Idaho, that was acquired effective September 1, 2014;

•	Weekes & Callaway, Inc., primarily a property and casualty firm located in Delray Beach, Florida, that was acquired effective November 1, 2014 and

•	Model Consulting, Inc., an employee benefits broker located in Philadelphia, Pennsylvania, that was acquired effective March 1, 2015.

The largest components of operating expenses for the Employee Services group are personnel costs, including commissions paid to third party brokers, and occupancy costs, representing 68.2% and 69.1% of revenue for the second quarter of 2015 and 2014, respectively. Excluding costs related to the acquired businesses of $3.3 million, personnel costs increased approximately $0.2 million, primarily due to commissions paid to producers relating to the increased revenue in the property and casualty, payroll and human capital services businesses as well as investments in the employee benefits business. Occupancy costs were $3.3 million, or 5.5% of revenue and $2.9 million, or 5.3% of revenue, for the second quarter of 2015 and 2014, respectively. The increase in occupancy costs was primarily due to business acquisitions.

Six months ended June 30, 2015 compared to June 30, 2014. The increase in same-unit revenue was primarily attributable to increases in the Company’s property and casualty, payroll, and human capital services groups, offset by a decrease in the life insurance business and a slight decrease in the retirement plan services group. Property and casualty revenues increased $2.5 million, or 12.1%, the payroll business revenues increased $0.5 million, or 3.2%, the human capital services group revenues increased $0.4 million or 10.9%, all due to the same factors discussed above in the three month period. These increases were partially offset by a decline in the life insurance business of ($1.0) million, or 37.1%, due to the inconsistent nature in the demand for life insurance plans and a decrease in retirement consulting revenues of ($0.2) million or 1.2%, due to lower actuarial fee based revenues.

The growth in revenue from acquisitions was provided by:

•	Tegrit Group, LLC, a retirement plan services business located in Akron, Ohio, that was acquired effective June 1, 2014;

•	Sattler Insurance Agency, a property and casualty firm located in Lewiston, Idaho, that was acquired effective September 1, 2014;

•	Weekes & Callaway, Inc., primarily a property and casualty firm located in Delray Beach, Florida, that was acquired effective November 1, 2014 and

•	Model Consulting, Inc., an employee benefits broker located in Philadelphia, Pennsylvania, that was acquired effective March 1, 2015.

The largest components of operating expenses for the Employee Services group are personnel costs, including commissions paid to third party brokers, and occupancy costs, representing 67.7% and 67.9% of revenue for the six months ended June 30, 2015 and 2014, respectively. Excluding costs related to the acquired businesses of $6.9 million, personnel costs increased approximately $0.9 million, primarily due to the same factors as discussed above in the three month period. Occupancy costs increased to $6.6 million, or 5.4% of revenue for the six months ended June 30, 2015 from $5.8 million, or 5.2% of revenue, for the same period in 2014 due to the same factors as discussed above in the three month period.

National Practices

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$7,347	$7,324	$23	0.3%
Operating expenses	6,649	6,683	(34)	(0.5)%

Gross margin	$698	$641	$57	9.1%

Gross margin percent	9.5%	8.7%

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$14,730	$14,703	$27	0.2%
Operating expenses	13,250	13,317	(67)	(0.5)%

Gross margin	$1,480	$1,386	$94	6.8%

Gross margin percent	10.0%	9.4%

National Practice results for the three and six months ended June 30, 2015 and 2014 remained flat.

Financial Condition

Total assets were $974.5 million at June 30, 2015, a decrease of $16.7 million versus December 31, 2014. Current assets of $352.1 million exceeded current liabilities of $229.9 million by $122.2 million at June 30, 2015.

Cash and cash equivalents increased by $1.3 million to $2.3 million at June 30, 2015 from December 31, 2014. Restricted cash was $34.7 million at June 30, 2015, an increase of $6.4 million from December 31, 2014. Restricted cash represents those funds held in connection with CBIZ’s Financial Industry Regulatory Authority (“FINRA”) regulated business and funds held in connection with the pass through of insurance premiums to various carriers. Cash and restricted cash fluctuate during the year based on the timing of cash receipts and related payments.

Accounts receivable, net, were $177.2 million at June 30, 2015, an increase of $34.2 million from December 31, 2014, and days sales outstanding (“DSO”) from continuing operations was 84 days, 70 days and 85 days at June 30, 2015, December 31, 2014 and June 30, 2014, respectively. DSO represents accounts receivable, net and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve month daily revenue. CBIZ provides DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company’s ability to collect on receivables in a timely manner.

Other current assets were $14.5 million and $15.3 million at June 30, 2015 and December 31, 2014, respectively. Other current assets are primarily comprised of prepaid assets. Balances may fluctuate during the year based upon the timing of cash payments and amortization of prepaid expenses.

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

Property and equipment, net, increased by $2.4 million to $20.9 million at June 30, 2015 from $18.5 million at December 31, 2014. The increase is the result of additions of $5.3 million, partially offset by depreciation of $2.9 million. The majority of the additions were in connection with an office move in our Kansas City market that involved approximately 100,000 square feet of office space and approximately 450 employees. CBIZ’s property and equipment is primarily comprised of software, hardware, furniture and leasehold improvements.

Goodwill and other intangible assets, net, increased by $3.9 million at June 30, 2015 from December 31, 2014. This increase is comprised of additions to goodwill of $7.4 million and additions to intangible assets of $3.7 million resulting from the acquisition, partially offset by $7.2 million of amortization.

Assets of the deferred compensation plan represent participant deferral accounts and are directly offset by deferred compensation plan obligations. Assets of the deferred compensation plan were $64.4 million and $60.3 million at June 30, 2015 and December 31, 2014, respectively. The increase in assets of the deferred compensation plan of $4.1 million consisted of net participant contributions of $3.1 million and an increase in the fair value of the investments of $1.0 million for the six months ended June 30, 2015. The plan is described in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The accounts payable balances of $48.6 million and $36.8 million at June 30, 2015 and December 31, 2014, respectively, reflect amounts due to suppliers and vendors. Balances fluctuate during the year based on the timing of cash payments. Accrued personnel costs were $30.1 million and $39.9 million at June 30, 2015 and December 31, 2014, respectively, and represent amounts due for payroll, payroll taxes, employee benefits and incentive compensation. Balances fluctuate during the year based on the timing of payments and adjustments to the estimate of incentive compensation costs.

Notes payable – current decreased by $0.8 million from December 31, 2014 as a result of guaranteed purchase price payments during the six months ended June 30, 2015.

Contingent purchase price liabilities (current and non-current) relate to performance-based contingent purchase price liabilities that result from business acquisitions. Contingent purchase price liabilities (current and non-current) decreased by $2.7 million at June 30, 2015 from December 31, 2014 due to settlements of $5.6 million and adjustments of $1.3 million to the fair value of the contingency purchase price liabilities. These decreases were partially offset by an increase of $4.2 million from the current year business acquisition.

Other liabilities (current and non-current) decreased by $1.3 million to $20.4 million at June 30, 2015 from $21.7 million at December 31, 2014. The decrease was primarily attributable to a decrease in various accruals of $1.0 million, a decrease of $0.6 million in accrued interest on CBIZ’s debt instruments due to timing of payments and a decrease in legal reserves of $0.6 million due to the payment of claims. These decreases were partially offset by an increase of $0.7 million related to the self-funded health insurance plan and an increase in unearned revenue of $0.2 million.

CBIZ’s 2006 Notes and 2010 Notes are carried at face value less unamortized discount. The $47.8 million decrease in the aggregate carrying value of the 2006 Notes and 2010 Notes at June 30, 2015 versus December 31, 2014 represents the retirement of $47.8 million par value of the 2010 Notes. The 2006 Notes and 2010 Notes are further discussed in Note 5 of the accompanying consolidated financial statements.

Bank debt amounts due on CBIZ’s credit facility increased $45.6 million to $153.0 million at June 30, 2015 from $107.4 million at December 31, 2014. This increase was primarily attributable to additional borrowings for use in convertible note repurchases.

Income taxes payable – current was $7.0 million at June 30, 2015 and $2.4 million at December 31, 2014 and primarily represents timing differences between current income tax expense and related tax payments. Income taxes payable – non-current at June 30, 2015 and December 31, 2014 was $4.5 million and $4.2 million, respectively, and represents the accrual for uncertain tax positions.

Stockholders’ equity increased by $48.9 million to $448.7 million at June 30, 2015 from $399.8 million at December 31, 2014. The increase was primarily attributable to net income of $25.8 million, CBIZ’s stock award programs, which contributed $7.8 million, the issuance of $0.8 million in common shares related to business acquisitions and contingent payments related to prior acquisitions, and the $32.9 million net impact in common shares related to the retirement of $49.3 million of its outstanding 2010 Notes. These increases were partially offset by $18.4 million related to the repurchase of 2.0 million shares of CBIZ common stock, which includes Share Repurchase Plan activity of approximately 1.9 million shares repurchased at a total cost of approximately $17.2 million and 0.1 million shares repurchased at a total cost of approximately $1.2 million in conjunction with the settlement of restricted stock transactions.

Liquidity and Capital Resources

CBIZ’s principal source of net operating cash is derived from the collection of fees and commissions for professional services and products rendered to its clients. CBIZ supplements net operating cash with the credit facility and 2010 Notes.

Under the credit facility, CBIZ is required to meet certain financial covenants with respect to (i) total leverage ratio and (ii) a minimum fixed charge coverage ratio. CBIZ was in compliance with its covenants as of June 30, 2015. Under its credit facility, the Company had $153.0 million outstanding and approximately $139.5 million available, net of outstanding letters of credit and performance guarantees of $4.2 million, at June 30, 2015.

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

Sources and Uses of Cash

The following table summarizes CBIZ’s cash flows from operating, investing and financing activities for the six months ended June 30, 2015 and 2014 (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2015	2014
Net cash provided by operating activities - continuing operations	4,520	5,433
Net cash used in operating activities - discontinued operations	(240)	(279)

Net cash used in operating activities	4,280	5,154
Net cash provided by investing activities - continuing operations	57,674	36,243
Net cash provided by investing activities - discontinued operations	21	—

Net cash provided by investing activities	57,695	36,243
Net cash used in provided by financing activities	(60,704)	(38,220)

Net increase in cash and cash equivalents	1,271	3,177

Cash and cash equivalents increased $1.3 million from $1.0 million at December 31, 2014, to $2.3 million at June 30, 2015.

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

Net cash provided by operating activities was $4.3 million and $5.2 million, respectively, for the six months ended June 30, 2015 and 2014. This $0.9 million net decrease in cash provided by operating activities was primarily due to a $4.6 million net increase in working capital used, partially offset by a $2.4 million increase in net income and a $1.3 million net increase in non-cash adjustments to net income.

•	The $4.6 million increase in working capital used resulted primarily from a $5.4 million increase in the use of restricted cash. Restricted cash represents those funds held in connection with CBIZ’s FINRA regulated business and funds held in connection with the pass through of insurance premiums to various carriers. Restricted cash can fluctuate during the year based on the timing of cash receipts and related payments.

•	Net income increased by $2.4 million to $25.8 million during the six months ended June 30, 2015 from $23.4 million for the same period in 2014.

•	The $1.3 million net increase in non-cash adjustments to net income was primarily due to a $1.5 million net decrease in cash used for the adjustment to contingent earnout liability.

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

Net cash provided by investing activities was $57.7 million and $36.2 million, respectively, for the six months ended June 30, 2015 and 2014. This $21.5 million increase was primarily attributable to a $17.5 million decrease in cash used for business acquisitions. In addition, net activity related to funds held for clients increased by $3.4 million to $70.7 million for the first half of 2015 from $67.2 million for the same period in 2014.

Financing Activities

CBIZ’s financing cash flows typically consist of net borrowing and payment activity from the credit facility, payments on contingent consideration on businesses acquisitions, the issuance and repayment of debt instruments, repurchases of CBIZ common stock, net change in client fund obligations and proceeds from the exercise of stock options.

Net cash used in financing activities was $60.7 million during the six months ended June 30, 2015, as compared to net cash used by financing activities of $38.2 million for the same period in 2014. This $22.5 million increase in net cash used in financing activities was primarily due to a $17.2 million payment related to the early extinguishment of the 2010 Notes, as well as an $8.2 million net increase in client fund obligations as a result of timing of cash receipts and related payments and a $6.7 million increase in cash used to acquire treasury stock. Borrowings, net of repayments on the credit facility increased by $12.9 million to $45.6 million for the six months ended June 30, 2015 from $32.7 million for the same period in 2014 which slightly offset the increase in cash used in financing activities.

Obligations and Commitments

CBIZ’s aggregate amount of future obligations at June 30, 2015 for the next five years and thereafter is set forth below (in thousands):

	Total	2015(1)	2016	2017	2018	2019	Thereafter
Convertible notes (2)	$49,123	$—	$—	$—	$—	$49,123	$—
Interest on convertible notes	611	601	10	—	—	—	—
Credit facility (3)	153,000	—	—	—	—	153,000	—
Income taxes payable (4)	6,985	6,985	—	—	—	—	—
Contingent purchase price liabilities (5)	30,612	14,182	8,107	7,292	1,031	—	—
Restructuring lease obligations (6)	2,740	646	1,135	451	467	41	—
Non-cancelable operating lease obligations (6)	169,338	16,875	31,152	24,822	20,973	15,490	60,026
Letters of credit in lieu of cash security deposits	2,265	—	834	—	1,386	45	—
Performance guarantees for non-consolidated affiliates	1,934	1,000	934	—	—	—	—
License bonds and other letters of credit	1,820	610	1,154	45	1	—	10

Total	$418,428	$40,899	$43,326	$32,610	$23,858	$217,699	$60,036

(1)	Represents contractual obligations from July 1, 2015 to December 31, 2015.
(2)	Represents $48.4 million par value of 2010 Notes which mature on October 1, 2015, and $750 thousand par value of 2006 Notes which mature on June 1, 2026. The 2006 Notes may be putable by the holders of such notes on June 1, 2016 and can be redeemed by the Company at any time. At June 30, 2015 the 2010 Notes and 2006 Notes were classified as a non-current liability due to management’s intention to retire the 2010 and 2006 Notes during the year ended December 31, 2015 with the amounts available under the credit facility. In addition, the Company may repurchase additional 2010 Notes in privately negotiated transactions before the maturity date, but there can be no assurance that additional transactions will be completed or on what terms.
(3)	For the year ended December 31, 2014, CBIZ entered into a new credit facility agreement which extended the maturity date to 2019. Interest on the credit facility is not included as the amount is not determinable due to the revolving nature of the credit facility and the variability of the related interest rate.
(4)	Does not reflect $4.8 million of unrecognized tax benefits, which the Company has accrued for uncertain tax positions, as CBIZ is unable to determine a reasonably reliable estimate of the timing of the future payments.
(5)	Represents contingent earnout liability that is expected to be paid over the next four years resulting from business acquisitions.
(6)	Excludes cash expected to be received under subleases.

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

CBIZ provides guarantees of performance obligations for a CPA firm with which CBIZ maintains an administrative service agreement. Potential obligations under the guarantees totaled $1.9 million at June 30, 2015 and December 31, 2014. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees. The liability is recorded as other current liabilities in the accompanying Consolidated Balance Sheets. CBIZ does not expect it will be required to make payments under these guarantees.

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits, which totaled $2.3 million at June 30, 2015 and December 31, 2014. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at June 30, 2015 and December 31, 2014 totaled $1.8 million and $1.9 million, respectively.

CBIZ has various agreements under which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses is generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2015, CBIZ was not aware of any material obligations arising under indemnification agreements that would require payment.

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. On July 9, 2015, the FASB agreed to delay the effective date of ASU 2014-09 by one year. In accordance with the delay, the new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 for public companies. Early adoption is permitted but not before annual periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. CBIZ is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements nor decided upon the method of adoption.

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest” (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance of debt issuance costs are not affected by the amendments in this update. ASU 2015-03 will be effective for the Company beginning in the first quarter of 2016 and requires the Company to apply the new guidance on a retrospective basis on adoption. At June 30, 2015, the Company had $0.3 million of unamortized debt issue costs classified within other assets.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

CBIZ’s floating rate debt under its credit facility exposes the Company to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which CBIZ could borrow funds under its credit facility. CBIZ’s balance outstanding under its credit facility at June 30, 2015 was $153.0 million. If market rates were to increase or decrease 100 basis points from the levels at June 30, 2015, interest expense would increase or decrease approximately $1.5 million annually.

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

At June 30, 2015, CBIZ had $48.4 million in 2010 Notes, before discount, bearing a fixed interest rate of 4.875% that will mature on October 1, 2015. CBIZ believes the fixed nature of these borrowings mitigates its interest rate risk.

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

(b) Internal Control over Financial Reporting

There was no change in the Company’s Internal Controls that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, CBIZ’s Internal Controls.

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

Shares repurchased during the three months ended June 30, 2015 (reported on a trade-date basis) are summarized in the table below (in thousands, except per share data).

	Issuer Purchases of Equity Securities
Second Quarter Purchases (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan (4)
April 1 – April 30, 2015	74	$9.17	74	4,926
May 1 – May 31, 2015	912	$9.33	912	4,014
June 1 – June 30, 2015	455	$9.46	455	3,559

Second quarter purchases	1,441	$9.36	1,441

(1)	CBIZ has utilized, and may utilize in the future, a Rule 10b5-1 trading plan to allow for repurchases by the Company during periods when it would not normally be active in the trading market due to regulatory restrictions. Under the Rule 10b5-1 trading plan, CBIZ was able to repurchase shares below a pre-determined price per share. Additionally, the maximum number of shares that may be purchased by the Company each day is governed by Rule 10b-18 under the Exchange Act.
(2)	Includes shares withheld from employees to satisfy certain tax obligations due in connection with restricted stock granted under the 2002 Amended and Restated CBIZ, Inc. 2014 Stock Incentive Plan.
(3)	Average price paid per share includes fees and commissions.
(4)	Effective April 1, 2015, the shares available to be repurchased was reset to 5.0 million pursuant to the Share Repurchase Plan authorized on February 11, 2015, which will expire one year from the effective date. Amounts in this column represent the shares available to be repurchased, pursuant to the Share Repurchase Plan.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1	First Amendment to Credit Agreement by and among CBIZ Operations, Inc., CBIZ, Inc., and Bank of America, N.A., as agent, lender, issuing bank, and the other financial institutions from time to time party to the Credit Agreement. (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated April 10, 2015 and incorporated herein by reference).

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from CBIZ, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (ii) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (iv) Notes to the Consolidated Financial Statements.

*	Indicates documents filed herewith.
**	Indicates document furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBIZ, Inc. (Registrant)

Date: August 4, 2015	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer