Form 10-Q
period 2015-09-30
CBIZ, Inc.
filed 2015-11-03
CIK 944148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at October 30, 2015
Common Stock, par value $0.01 per share	52,288,904

CBIZ, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)

	SEPTEMBER 30, 2015	DECEMBER 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,840	$979
Restricted cash	25,606	28,293
Accounts receivable, net	175,755	143,048
Deferred income taxes – current, net	5,951	3,638
Other current assets	13,375	15,292
Assets of discontinued operations	3,682	5,229

Current assets before funds held for clients	226,209	196,479
Funds held for clients	110,023	182,847

Total current assets	336,232	379,326
Property and equipment, net	20,370	18,475
Goodwill and other intangible assets, net	528,173	526,462
Assets of deferred compensation plan	61,138	60,290
Notes receivable – non-current	2,405	2,714
Other assets	3,689	3,977

Total assets	$952,007	$991,244

LIABILITIES
Current liabilities:
Accounts payable	$35,065	$36,781
Income taxes payable – current	9,119	2,384
Accrued personnel costs	36,529	39,878
Notes payable – current	—	760
Contingent purchase price liability – current	15,218	16,692
Other current liabilities	13,434	13,434
Liabilities of discontinued operations	431	1,303

Current liabilities before client fund obligations	109,796	111,232
Client fund obligations	109,536	183,936

Total current liabilities	219,332	295,168
Convertible notes, net	49,123	96,569
Bank debt	151,000	107,400
Income taxes payable – non-current	4,487	4,166
Deferred income taxes – non-current, net	4,288	2,864
Deferred compensation plan obligations	61,138	60,290
Contingent purchase price liability – non-current	9,560	16,676
Other non-current liabilities	7,522	8,266

Total non-current liabilities	287,118	296,231

Total liabilities	506,450	591,399

STOCKHOLDERS’ EQUITY
Common stock	1,254	1,188
Additional paid-in capital	650,337	604,284
Retained earnings	256,766	220,753
Treasury stock	(462,167)	(425,685)
Accumulated other comprehensive loss (“AOCL”)	(633)	(695)

Total stockholders’ equity	445,557	399,845

Total liabilities and stockholders’ equity	$952,007	$991,244

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share data)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014	2015	2014
Revenue	$187,102	$180,269	$586,010	$562,461
Operating expenses	159,175	155,233	493,156	475,488

Gross margin	27,927	25,036	92,854	86,973
Corporate general and administrative expenses	8,043	8,889	24,523	27,393

Operating income	19,884	16,147	68,331	59,580
Other (expense) income:
Interest expense	(1,840)	(3,123)	(7,665)	(10,133)
Gain on sale of operations, net	5	17	106	93
Other (expense) income, net	(1,673)	(1,368)	60	4,543

Total other expense, net	(3,508)	(4,474)	(7,499)	(5,497)
Income from continuing operations before income tax expense	16,376	11,673	60,832	54,083
Income tax expense	6,787	4,353	25,055	22,291

Income from continuing operations	9,589	7,320	35,777	31,792
Loss from discontinued operations, net of tax	(561)	(239)	(1,226)	(814)
Gain on disposal of discontinued operations, net of tax	1,172	607	1,462	106

Net income	$10,200	$7,688	$36,013	$31,084

Earnings (loss) per share:
Basic:
Continuing operations	$0.19	$0.15	$0.72	$0.66
Discontinued operations	0.01	0.01	—	(0.02)

Net income	$0.20	$0.16	$0.72	$0.64

Diluted:
Continuing operations	$0.18	$0.14	$0.68	$0.62
Discontinued operations	0.01	0.01	0.01	(0.02)

Net income	$0.19	$0.15	$0.69	$0.60

Basic weighted average shares outstanding	51,736	48,451	49,812	48,303

Diluted weighted average shares outstanding	54,445	51,209	52,285	51,469

Comprehensive Income:
Net income	$10,200	$7,688	$36,013	$31,084
Other comprehensive income (loss), net of tax	16	(66)	62	31

Comprehensive income	$10,216	$7,622	$36,075	$31,115

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014
Cash flows from operating activities:
Net income	$36,013	$31,084
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss from discontinued operations, net of tax	(236)	708
Gain on sale of operations, net	(106)	(93)
Loss on early extinguishment of convertible debt	833	1,529
Depreciation and amortization expense	15,168	14,560
Amortization of discount on notes and deferred financing costs	2,140	3,312
Amortization of discount on contingent earnout liability	115	97
Bad debt expense, net of recoveries	4,625	3,687
Adjustment to contingent earnout liability	(3,075)	(3,592)
Deferred income taxes	(1,144)	1,621
Employee stock awards	4,319	4,812
Excess tax benefits from share based payment arrangements	(560)	(469)
Changes in assets and liabilities, net of acquisitions and divestitures:
Restricted cash	2,687	(2,668)
Accounts receivable, net	(37,699)	(35,295)
Other assets	1,409	(2,120)
Accounts payable	(1,716)	398
Income taxes payable	7,568	5,611
Accrued personnel costs	(3,350)	711
Other liabilities	(798)	305

Operating cash flows provided by continuing operations	26,193	24,198
Operating cash flows used in discontinued operations	(417)	(1,378)

Net cash provided by operating activities	25,776	22,820

Cash flows from investing activities:
Business acquisitions and purchases of client lists, net of cash acquired	(9,560)	(32,970)
Purchases of client fund investments	(12,494)	(12,955)
Proceeds from the sales and maturities of client fund investments	8,865	5,671
Proceeds (payments) from sales of divested operations	106	(148)
Increase in funds held for clients	76,492	61,431
Additions to property and equipment, net	(6,186)	(3,724)
Collection of notes receivable	304	1,619

Investing cash flows provided by continuing operations	57,527	18,924
Investing cash flows provided by discontinued operations	2,694	—

Net cash provided by investing activities	60,221	18,924

Cash flows from financing activities:
Proceeds from bank debt	272,300	307,900
Payment of bank debt	(228,700)	(248,400)
Payment on early extinguishment of convertible debt	(17,172)	(30,621)
Payment for acquisition of treasury stock	(36,482)	(20,479)
Decrease in client funds obligations	(74,400)	(54,147)
Proceeds from exercise of stock options	6,564	7,848
Payment of contingent consideration of acquisitions	(7,806)	(2,077)
Excess tax benefit from exercise of stock awards	560	469
Payment of notes payable	—	(1,442)
Payment of acquired debt	—	(1,169)

Net cash used in financing activities	(85,136)	(42,118)

Net increase in cash and cash equivalents	861	(374)
Cash and cash equivalents at beginning of year	979	771

Cash and cash equivalents at end of period	$1,840	$397

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation

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

These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management’s estimates and assumptions include, but are not limited to, estimates of collectability of accounts receivable and unbilled revenue, the realizability of goodwill and other intangible assets, the fair value of certain assets, the valuation of stock options in determining compensation expense, estimates of accrued liabilities (such as incentive compensation, self-funded health insurance accruals, legal reserves, income tax uncertainties and contingent purchase price obligations) the provision for income taxes, the realizability of deferred tax assets, and other factors. Management’s estimates and assumptions are derived from and are continually evaluated based upon available information, judgment and experience. Changes in circumstances could cause actual results to differ materially from those estimates.

A description of revenue recognition policies is included in the Annual Report on Form 10-K for the year ended December 31, 2014.

2.	Accounts Receivable, Net

Accounts receivable, net balances at September 30, 2015 and December 31, 2014 were as follows (in thousands):

	September 30,	December 31,
	2015	2014
Trade accounts receivable	$120,878	$107,174
Unbilled revenue	67,719	47,789

Total accounts receivable	188,597	154,963
Allowance for doubtful accounts	(12,842)	(11,915)

Accounts receivable, net	$175,755	$143,048

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

3.	Goodwill and Other Intangible Assets, Net

The components of goodwill and other intangible assets, net at September 30, 2015 and December 31, 2014 were as follows (in thousands):

	September 30,	December 31,
	2015	2014
Goodwill	$441,316	$435,231
Intangible assets:
Client lists	146,009	140,187
Other intangible assets	7,150	6,482

Total intangible assets	153,159	146,669

Total goodwill and intangibles assets	594,475	581,900
Accumulated amortization:
Client lists	(64,475)	(54,213)
Other intangible assets	(1,827)	(1,225)

Total accumulated amortization	(66,302)	(55,438)

Goodwill and other intangible assets, net	$528,173	$526,462

4.	Depreciation and Amortization

Depreciation and amortization expense for property and equipment and intangible assets for the three and nine months ended September 30, 2015 and 2014 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating expenses	$5,000	$4,941	$14,847	$14,226
Corporate general and administrative expenses	117	101	321	334

Total depreciation and amortization expense	$5,117	$5,042	$15,168	$14,560

5.	Debt and Financing Arrangements

CBIZ had two primary financing arrangements at September 30, 2015 that provided the Company with the capital necessary to meet its working capital needs as well as the flexibility to continue with its strategic initiatives, including business acquisitions and share repurchases:

1.	$400.0 million unsecured credit facility (the “credit facility”)

2.	4.875% Convertible Senior Subordinated Notes (the “2010 Notes”)

On October 16, 2015, CBIZ entered into a Second Amendment to the Credit Agreement that governs the credit facility, dated as of July 28, 2014, by and among the Company and Bank of America, N.A., as administrative agent and bank, and other participating banks, to incorporate swap obligations in the Agreement. This amendment had no impact on the terms of the Credit Agreement (other than as described above), the accompanying Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

On April 10, 2015, CBIZ entered into an Amendment to the Credit Agreement that governs the credit facility, dated as of July 28, 2014, by and among the Company and Bank of America, N.A., as administrative agent and bank, and other participating banks, to remove certain events from the definition of Change of Control contained therein. This amendment had no impact on the terms of the Credit Agreement (other than as described above), the accompanying Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows.

In addition to the discussion below, refer to the Annual Report on Form 10-K for the year ended December 31, 2014 for additional details of CBIZ’s debt and financing arrangements.

2010 Notes

The $48.4 million outstanding principal amount of the 2010 Notes became due October 1, 2015. Holders will receive $1,000 in cash for each $1,000 principal amount of 2010 Notes along with any premium of the conversion value over par value. The $71.8 million conversion value of the 2010 Notes was determined by a cash averaging period that began on October 5, 2015 and ended on October 30, 2015. CBIZ expects to settle all payments in cash on November 4, 2015 with the funds available under the credit facility. At September 30, 2015 and December 31, 2014, the 2010 Notes were classified as a non-current liability due to management’s intention to retire the 2010 Notes during the year ended December 31, 2015 with the funds available under the credit facility.

Beginning October 1, 2015, the common stock equivalents related to the 2010 Notes will have less of an impact on diluted weighted average shares outstanding due to the maturation of the 2010 Notes. The common stock equivalent impact during the three and nine months ended September 30, 2015 was 1.6 million shares and 1.3 million shares, respectively.

Prior to the October 1, 2015 maturity date, CBIZ issued approximately 5.1 million shares of CBIZ common stock and paid cash consideration in exchange for $49.3 million of the Company’s 2010 Notes, in two privately negotiated transactions during the second quarter of 2015. Notes repurchased are deemed to be extinguished.

•	These transactions will result in lower interest expense of approximately $3.2 million on an annualized basis.

•	A non-operating charge of approximately $0.8 million was recorded in the second quarter of 2015 related to the two privately negotiated transactions and is included in “Other income (expense), net” in the accompanying Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2015.

The carrying amount of the 2010 Notes at September 30, 2015 and December 31, 2014 were as follows (in thousands):

	September 30,	December 31,
	2015	2014
Principal amount of notes	$48,373	$97,650
Unamortized discount	—	(1,831)

Net carrying amount	$48,373	$95,819

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The discount on the liability component of the 2010 Notes was being amortized using the effective interest method based upon an annual effective rate of 7.5%, which represented the market rate for similar debt without a conversion option at the issuance date. The discount was being amortized over the term of the 2010 Notes which is five years from the date of issuance.

Bank Debt

CBIZ has a $400.0 million unsecured credit facility with Bank of America as agent for a group of eight participating banks that matures in July 2019. The balance outstanding under the credit facility was $151.0 million and $107.4 million at September 30, 2015 and December 31, 2014, respectively. Rates for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended September 30,
	2015	2014
Weighted average rates	2.04%	2.55%

Range of effective rates	1.65% - 3.25%	1.87% - 3.25%

CBIZ had approximately $144.0 million of available funds under the credit facility at September 30, 2015, net of outstanding letters of credit and performance guarantees of $3.2 million. The credit facility provides CBIZ with operating flexibility and funding to support seasonal working capital needs and other strategic initiatives such as acquisitions and share repurchases. CBIZ was in compliance with its debt covenants at September 30, 2015.

2006 Notes

At September 30, 2015, CBIZ had $750,000 aggregate principal amount outstanding of its 2006 Notes. The 2006 Notes mature on June 1, 2026 unless earlier redeemed, repurchased or converted.

Interest Expense

During the three and nine months ended September 30, 2015 and 2014, CBIZ recognized interest expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
2010 Notes (1)	$808	$2,132	$4,455	$7,188
Credit facility (2)	1,032	$991	3,210	2,945

Total interest expense	$1,840	$3,123	$7,665	$10,133

(1)	Components of interest expense related to the 2010 Notes include the contractual coupon interest, amortization of discount and amortization of deferred financing costs. The portion related to the 2006 Notes is included but is insignificant.
(2)	Components of interest expense related to the credit facility include amortization of deferred financing costs, commitment fees and line of credit fees.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

6.	Commitments and Contingencies

Letters of Credit and Guarantees

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits, which totaled $2.3 million at both September 30, 2015 and December 31, 2014. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at September 30, 2015 and December 31, 2014 totaled $2.0 million and $1.9 million, respectively.

CBIZ acted as guarantor on various letters of credit for a CPA firm with which it has an affiliation, which totaled $0.9 million and $1.9 million at September 30, 2015 and December 31, 2014, respectively. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying Consolidated Balance Sheets. Management does not expect any material changes to result from these instruments as performance under the guarantees is not expected to be required.

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

With the exception of claims being pursued by two plaintiffs from the Ashkenazi lawsuit (“Baldino Group”), all other matters have been dismissed or settled without payment by the CBIZ Parties. The Baldino Group’s claims, which allege damages of approximately $16.0 million, are currently stayed as to the CBIZ Parties and Mayer Hoffman and no trial date has been set.

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

Bonds

In connection with CBIZ’s payroll business and the collection of client funds, CBIZ invests a portion of these funds in corporate and municipal bonds. CBIZ held corporate and municipal bonds with par values totaling $39.9 million and $36.4 million at September 30, 2015 and December 31, 2014, respectively. All bonds are investment grade and are classified as available-for-sale. These bonds have maturity or callable dates ranging from October 2015 through October 2020, and are included in “Funds held for clients - current” in the accompanying Consolidated Balance Sheets based on the intent and ability of the Company to sell these investments at any time under favorable conditions. The following table summarizes CBIZ’s bond activity for the nine months ended September 30, 2015 and the twelve months ended December 31, 2014 (in thousands):

	Nine Months Ended September 30, 2015	Twelve Months Ended December 31, 2014
Fair value at beginning of period	$38,399	$30,011
Purchases	12,494	14,089
Sales	—	(245)
Maturities and calls	(8,865)	(6,426)
Increase in bond premium	148	1,155
Fair market value adjustment	39	(185)

Fair value at end of period	$42,215	$38,399

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following table summarizes the effects of the interest rate swap on CBIZ’s accompanying Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Gain Recognized in AOCL, net of tax		Loss Reclassified from AOCL into Expense
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest rate swap	$—	$44	$—	$75

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest rate swap	$79	$161	$128	$301

8.	Fair Value Measurements

The following table summarizes CBIZ’s assets and liabilities at September 30, 2015 and December 31, 2014 that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level	September 30, 2015	December 31, 2014
Deferred compensation plan assets	1	$61,138	$60,290
Corporate bonds	1	$42,215	$38,399
Interest rate swap	2	$—	$(126)
Contingent purchase price liabilities	3	$(24,778)	$(33,368)

During the nine months ended September 30, 2015 and 2014, there were no transfers between the valuation hierarchy Levels 1, 2 and 3. The following table summarizes the change in Level 3 fair values of the Company’s contingent purchase price liability for the nine months ended September 30, 2015 and 2014 (pre-tax basis) (in thousands):

	2015	2014
Beginning balance – January 1	$(33,368)	$(25,196)
Additions from business acquisitions	(4,186)	(13,953)
Settlement of contingent purchase price liabilities	9,816	2,285
Change in fair value of contingencies	3,075	3,592
Change in net present value of contingencies	(115)	(97)

Ending balance – September 30	$(24,778)	$(33,369)

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Contingent Purchase Price Liabilities - Contingent purchase price liabilities arise from business acquisitions and are classified as Level 3 due to the utilization of a probability weighted discounted cash flow approach to determine the fair value of the contingency. A contingent liability is established for each acquisition that has a contingent purchase price component and normally extends over a term of three to six years. The significant unobservable input used in the fair value measurement of the contingent purchase price liabilities is the future performance of the acquired business. The future performance of the acquired business directly impacts the contingent purchase price that is paid to the seller; thus, performance that exceeds target could result in a higher payout, and a performance under target could result in a lower payout. Changes in the expected amount of potential payouts are recorded as adjustments to the initial contingent purchase price liability, with the same amount being recorded in the accompanying Consolidated Statements of Comprehensive Income. These liabilities are reviewed quarterly and adjusted if necessary. See Note 13 for further discussion of contingent purchase price liabilities.

The following table presents financial instruments that are not carried at fair value but which require fair value disclosure as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
2006 Convertible Notes	$750	$750	$750	$750
2010 Convertible Notes	$48,373	$64,093	$95,819	$118,157

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

9.	Changes in Shareholders’ Equity

Changes in the components of shareholders’ equity for the nine months ended September 30, 2015 were as follows:

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Totals
December 31, 2014	118,820	69,333	$1,188	$604,284	$220,753	$(425,685)	$(695)	$399,845
Net income	—	—	—	—	36,013	—	—	36,013
Other comprehensive income	—	—	—	—	—	—	62	62
Share repurchases	—	3,895	—	—	—	(36,482)	—	(36,482)
Restricted stock	360	—	4	(4)	—	—	—	—
Stock options exercised	935	—	9	6,555	—	—	—	6,564
Share-based compensation	—	—	—	4,319	—	—	—	4,319
Tax effect from employee share plans	—	—	—	369	—	—	—	369
Convertible bond retirement	5,069	—	51	32,840	—	—	—	32,891
Business acquisitions	214	—	2	1,974	—	—	—	1,976

September 30, 2015	125,398	73,228	$1,254	$650,337	$256,766	$(462,167)	$(633)	$445,557

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

10.	Other Comprehensive Income (Loss)

The following table is a summary of other comprehensive income (loss) and discloses the tax impact of each component of other comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net unrealized gain (loss) on available-for-sale securities, net of income taxes (1)	$31	$(95)	$24	$(86)
Net unrealized gain on interest rate swaps, net of income taxes (2)	—	44	79	161
Foreign currency translation	(15)	(15)	(41)	(44)

Total other comprehensive income (loss)	$16	$(66)	$62	$31

(1)	Net of income tax expense (benefit) of $21 and ($63) for the three months ended September 30, 2015 and 2014, respectively, and net of income tax expense of $16 and $57 for the nine months ended September 30, 2015 and 2014, respectively.
(2)	Net of income tax expense of $0 and $26 for the three months ended September 30, 2015 and 2014, respectively, and net of income tax expense of $46 and $95 for the nine months ended September 30, 2015 and 2014, respectively.

AOCL, net of tax, was approximately $0.6 million and $0.7 million at September 30, 2015 and December 31, 2014, respectively. AOCL consisted of adjustments, net of tax, to unrealized gains and losses on available-for-sale securities and interest rate swaps, and foreign currency translation.

11.	Employer Share Plans

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

Beginning in 2015, the 2014 Plan replaces and, for future grants, supersedes the 2002 Plan. The operating terms of the 2014 Plan are substantially similar to those of the 2002 Plan. Under the 2014 Plan, which expires in 2024, a maximum of 9.6 million stock options, shares of restricted stock or other stock-based compensation awards may be granted. Shares subject to award under the 2014 Plan may be either authorized but unissued shares of CBIZ common stock or treasury shares. Compensation expense for stock-based awards recognized during the three and nine months ended September 30, 2015 and 2014 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	$583	$641	$1,958	$1,956
Restricted stock awards	825	1,184	2,361	2,856

Total stock-based compensation expense	$1,408	$1,825	$4,319	$4,812

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Stock award activity during the nine months ended September 30, 2015 was as follows (in thousands, except per share data):

	Stock Options		Restricted Stock Awards
	Number of Options	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant-Date Fair Value (1)
Outstanding at beginning of year	5,602	$7.06	1,039	$7.30
Granted	900	$9.25	362	$9.12
Exercised or released	(935)	$7.02	(437)	$7.11
Expired or canceled	(69)	$7.10	(3)	$6.36

Outstanding at September 30, 2015	5,498	$7.43	961	$8.08

Exercisable at September 30, 2015	2,817	$6.92

(1)	Represents weighted average market value of the shares; awards are granted at no cost to the recipients.

CBIZ utilized the Black-Scholes-Merton options-pricing model to determine the fair value of stock options on the date of grant. The fair value of stock options granted during the nine months ended September 30, 2015 was $2.34. The following weighted average assumptions were utilized:

Nine Months Ended September 30, 2015
Expected volatility (1)	26.65%
Expected option life (years) (2)	4.64
Risk-free interest rate (3)	1.32%
Expected dividend yield (4)	0.00%

(1)	The expected volatility assumption was determined based upon the historical volatility of CBIZ’s stock price, using daily price intervals.

(2)	The expected option life was determined based upon CBIZ’s historical data using a midpoint scenario, which assumes all options are exercised halfway between the expiration date and the weighted average time it takes the option to vest.

(3)	The risk-free interest rate assumption was based upon zero-coupon U.S. Treasury bonds with a term approximating the expected life of the respective options.

(4)	The expected dividend yield assumption was determined in view of CBIZ’s historical and estimated dividend payouts. CBIZ does not expect to change its dividend payout policy in the foreseeable future.

12.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Income from continuing operations	$9,589	$7,320	$35,777	$31,792

Denominator:
Basic
Weighted average common shares outstanding	51,736	48,451	49,812	48,303

Diluted
Stock options (1)	905	725	860	779
Restricted stock awards	204	210	260	290
Contingent shares (2)	34	102	34	102
Convertible senior subordinated notes (3)	1,566	1,721	1,319	1,995

Diluted weighted average common shares outstanding	54,445	51,209	52,285	51,469

Basic earnings per share from continuing operations	$0.19	$0.15	$0.72	$0.66

Diluted earnings per share from continuing operations	$0.18	$0.14	$0.68	$0.62

(1)	A total of 1.4 million and 1.5 million share based awards were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2015, respectively, and a total of 1.3 million and 1.1 million share based awards were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2014, respectively, as they were anti-dilutive.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(2)	Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by CBIZ.
(3)	The dilutive impact of potential shares to be issued related to the 2010 Notes was based on the average share price for the three and nine months ended September 30, 2015 of $9.75 and $9.29 compared to $8.53 and $8.73 for the same period in 2014. The average share prices for the three and nine months ended September 30, 2015 and 2014 exceeded the conversion price of $7.41. Beginning October 1, 2015, the common stock equivalents related to the 2010 Notes will have less of an impact on diluted weighted average shares outstanding due to the maturation of the 2010 Notes.

13.	Acquisitions

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

Second quarter 2015

During the second quarter of 2015, CBIZ purchased one client list, which is reported in the Employee Services practice group. Total consideration for this client list is $3.0 million. No acquisitions were completed in the second quarter of 2015.

Third quarter 2015

During the third quarter of 2015, CBIZ purchased two client lists, which are both reported in the Employee Services practice group. Total consideration for these client lists was $0.2 million cash paid at closing and $0.5 million in future consideration. No acquisitions were completed in the third quarter of 2015.

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

Third quarter 2014

During the third quarter of 2014, CBIZ completed one acquisition for approximately $3.1 million aggregate net cash consideration and $1.9 million in contingent consideration.

•	Effective September 1, 2014, CBIZ acquired Rognstad’s Inc. d.b.a. Sattler Insurance Agency (“Sattler”), based in Lewiston, Idaho, provides property and casualty, personal, and life insurance services, with a specialty in outdoor recreation insurance, to businesses across the United States. Operating results attributable to Sattler are reported in the Employee Services practice group.

Pro forma results of operations for these acquisitions have not been presented because the effects of the acquisitions, individually or in the aggregate, were not significant to the Company’s results.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Aggregate purchase price

The estimated fair values of the assets acquired and the liabilities assumed during the nine months ended September 30, 2015 and 2014, respectively, are as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Cash	$—	$382
Accounts receivable, net	—	3,408
Work in process, net	—	900
Other assets	—	406
Identifiable intangible assets	2,844	11,109
Current liabilities	—	(3,690)

Total identifiable net assets	$2,844	$12,515
Goodwill	6,865	31,925

Aggregate purchase price	$9,709	$44,440

The goodwill of $6.9 million arising from the acquisition in the first nine months of 2015 consists largely of expected future earnings and cash flow from the existing management team, as well as the synergies created by the integration of the new business within the CBIZ organization, including cross-selling opportunities expected with the Company’s Employee Services and Financial Services practice groups, to help strengthen the Company’s existing service offerings and expand market position. All of the goodwill recognized is deductible for income tax purposes. The goodwill of $6.9 million arising from the acquisition in the first nine months of 2015 is reported under the Employee Services operating segment.

Of the $31.9 million of goodwill arising from acquisitions closed during the first nine months of 2014, $9.2 million is reported under the Financial Services operating segment and $22.7 million is reported under the Employee Services operating segment.

Contingent purchase price liability

Under the terms of the Model acquisition agreement, a portion of the purchase price is contingent on future performance of the business acquired. Utilizing a probability weighted income approach, CBIZ determined that the fair value of the contingent consideration arrangement was $4.2 million, of which $1.6 million was recorded in “Contingent purchase price liability – current” and $2.6 million was recorded in “Contingent purchase price liability – non-current” in the accompanying Consolidated Balance Sheets at September 30, 2015.

Change in contingent purchase price liability related to prior acquisitions

During the nine months ended September 30, 2015, CBIZ reduced the fair value of the contingent purchase price liability related to prior acquisitions by $3.1 million due to lower than originally projected future results of the acquired businesses. During the same period in 2014, CBIZ reduced the fair value of the contingent purchase price liability related to prior acquisitions by $3.6 million due to lower than originally projected future results of the acquired businesses. These reductions are included in “Other (expense) income, net” in the accompanying Consolidated Statements of Comprehensive Income.

Contingent earnouts related to prior acquisitions

During the nine months ended September 30, 2015, CBIZ paid $7.8 million in cash and issued approximately 0.2 million shares of CBIZ common stock valued at approximately $2.0 million as contingent earnouts for previous acquisitions. During the nine months ended September 30, 2014, CBIZ paid $4.1 million in cash and issued approximately 0.2 million shares of CBIZ common stock as contingent earnouts for previous acquisitions.

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

Discontinued Operations

Revenue and results from operations of discontinued operations are separately reported as “Loss from operations of discontinued operations, net of tax” in the accompanying Consolidated Statements of Comprehensive Income. For the nine months ended September 30, 2015, the loss on operations of discontinued operations represents the results from the operations of two small businesses under the Financial Services segment that were discontinued in December 2014 and subsequently sold during the nine months ended September 30, 2015. For the nine months ended September 30, 2014, the loss on operations of discontinued operations represents the results from operations of the two businesses mentioned above as well as the Company’s property tax business located in Leawood, Kansas that was discontinued in December 2013 and subsequently sold on June 1, 2014.

Revenue and results from operations of discontinued operations for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$308	$3,223	$6,216	$10,708

Loss from discontinued operations before income tax	$(859)	$(367)	$(1,852)	$(1,604)
Income tax benefit	(298)	(128)	(626)	(790)

Loss from discontinued operations, net of tax	$(561)	$(239)	$(1,226)	$(814)

Gains from the sale of discontinued operations are recorded as “Gain on disposal of discontinued operations, net of tax,” in the accompanying Consolidated Statements of Comprehensive Income. In addition, proceeds that are contingent upon a divested operation’s actual future performance are recorded as “Gain on disposal of discontinued operations, net of tax” in the period they are earned.

During the three and nine months ended September 30, 2015, CBIZ sold two small businesses within the Financial Services segment that were discontinued in December 2014. During the nine months ended September 30, 2014, CBIZ sold its property tax business located in Leawood, Kansas. In addition, a loss was recorded representing the finalization of the working capital adjustment related to the August 2013 sale of Medical Management Professionals.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

For the three and nine months ended September 30, 2015 and 2014, gain on the disposal of discontinued operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gain on disposal of discontinued operations, before income tax	$1,381	$1,010	$1,510	$125
Income tax expense	209	403	48	19

Gain on disposal of discontinued operations, net of tax	$1,172	$607	$1,462	$106

At September 30, 2015 and December 31, 2014, the assets and liabilities of businesses classified as discontinued operations were reported separately in the accompanying consolidated financial statements and consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Assets:
Accounts receivable, net	$3,212	$4,699
Other assets	470	530

Assets of discontinued operations	$3,682	$5,229

Liabilities:
Accounts payable	$113	$388
Accrued personnel	181	591
Accrued expenses	137	324

Liabilities of discontinued operations	$431	$1,303

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

Financial Services	Employee Services		National Practices
• Accounting	•	Employee Benefits	• Managed Networking and
• Tax	•	Property & Casualty	Hardware Services
• Government Health Care	•	Retirement Plan Services	• Health Care Consulting
Consulting	•	Payroll Services
• Financial Advisory	•	Life Insurance
• Valuation	•	Human Capital Services
• Litigation Support	•	Compensation Consulting
• Risk Advisory Services	•	Executive Recruiting
• Real Estate Advisory	•	Actuarial Services

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Segment information for the three months ended September 30, 2015 and 2014 was as follows (in thousands):

	Three Months Ended September 30, 2015
	Financial Services	Employee Services	National Practices	Corporate and Other	Total
Revenue	$118,354	$61,293	$7,455	$—	$187,102
Operating expenses (benefits)	101,979	51,043	6,644	(491)	159,175

Gross margin	16,375	10,250	811	491	27,927
Corporate general & admin	—	—	—	8,043	8,043

Operating income (loss)	16,375	10,250	811	(7,552)	19,884
Other income (expense):
Interest expense	—	(9)	—	(1,831)	(1,840)
Gain on sale of operations, net	—	—	—	5	5
Other income (expense), net	475	462	2	(2,612)	(1,673)

Total other income (expense)	475	453	2	(4,438)	(3,508)

Income (loss) from continuing operations before income tax expense	$16,850	$10,703	$813	$(11,990)	$16,376

	Three Months Ended September 30, 2014
	Financial Services	Employee Services	National Practices	Corporate and Other	Total
Revenue	$115,931	$56,891	$7,447	$—	$180,269
Operating expenses	98,987	47,194	6,585	2,467	155,233

Gross margin	16,944	9,697	862	(2,467)	25,036
Corporate general & admin	—	—	—	8,889	8,889

Operating income (loss)	16,944	9,697	862	(11,356)	16,147
Other income (expense):
Interest expense	—	(7)	—	(3,116)	(3,123)
Gain on sale of operations, net	—	—	—	17	17
Other income (expense), net	191	97	4	(1,660)	(1,368)

Total other income (expense)	191	90	4	(4,759)	(4,474)

Income (loss) from continuing operations before income tax expense	$17,135	$9,787	$866	$(16,115)	$11,673

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Segment information for the nine months ended September 30, 2015 and 2014 was as follows (in thousands):

	Nine Months Ended September 30, 2015
	Financial Services	Employee Services	National Practices	Corporate and Other	Total
Revenue	$378,857	$184,968	$22,185	$—	$586,010
Operating expenses	312,942	153,813	19,894	6,507	493,156

Gross margin	65,915	31,155	2,291	(6,507)	92,854
Corporate general & admin	—	—	—	24,523	24,523

Operating income (loss)	65,915	31,155	2,291	(31,030)	68,331
Other income (expense):
Interest expense	—	(28)	—	(7,637)	(7,665)
Gain on sale of operations, net	—	—	—	106	106
Other income (expense), net	575	660	3	(1,178)	60

Total other income (expense)	575	632	3	(8,709)	(7,499)

Income (loss) from continuing operations before income tax expense	$66,490	$31,787	$2,294	$(39,739)	$60,832

	Nine Months Ended September 30, 2014
	Financial Services	Employee Services	National Practices	Corporate and Other	Total
Revenue	$372,832	$167,479	$22,150	$—	$562,461
Operating expenses	305,333	138,865	19,902	11,388	475,488

Gross margin	67,499	28,614	2,248	(11,388)	86,973
Corporate general & admin	—	—	—	27,393	27,393

Operating income (loss)	67,499	28,614	2,248	(38,781)	59,580
Other income (expense):
Interest expense	—	(23)	—	(10,110)	(10,133)
Gain on sale of operations, net	—	—	—	93	93
Other income, net	232	472	4	3,835	4,543

Total other income (expense)	232	449	4	(6,182)	(5,497)

Income (loss) from continuing operations before income tax expense	$67,731	$29,063	$2,252	$(44,963)	$54,083

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

16.	New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the contract’s performance obligations, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date” (“ASU 2015-14”). This accounting standard defers the effective date of ASU 2014-09 for one year. In accordance with the agreed upon delay the new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 for public companies. Early adoption is permitted but not before annual periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2015-14. CBIZ is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements nor decided upon the method of adoption.

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest” (“ASU No. 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance of debt issuance costs are not affected by the amendments in this update. ASU 2015-03 will be effective for the Company beginning in the first quarter of 2016 and requires the Company to apply the new guidance on a retrospective basis on adoption. At September 30, 2015, the Company had no unamortized debt issue costs.

17.	Subsequent Events

The $48.4 million outstanding principal amount of the 2010 Notes became due October 1, 2015. Holders will receive $1,000 in cash for each $1,000 principal amount of 2010 Notes along with any premium of the conversion value over par value. The $71.8 million conversion value of the 2010 Notes was determined by a cash averaging period that began on October 5, 2015 and ended on October 30, 2015. CBIZ expects to settle all payments in cash on November 4, 2015 with the funds available under the credit facility.

Beginning October 1, 2015, the common stock equivalents related to the 2010 Notes will have less of an impact on diluted weighted average shares outstanding due to the maturation of the 2010 Notes. The common stock equivalent impact during the three and nine months ended September 30, 2015 was 1.6 million shares and 1.3 million shares, respectively.

CBIZ acquired Pension Resource Group, Inc. (“PRG”), based in Woodstock, GA, effective October 1, 2015. PRG was acquired for approximately $2.0 million aggregate net cash consideration plus future contingent consideration. PRG provides pension administration solutions to clients ranging in size from 500 to over 60,000 participants. Annualized revenue is estimated to be approximately $4.8 million and will be reported in the Employee Services practice group.

On October 16, 2015, CBIZ entered into a Second Amendment to the Credit Agreement that governs the credit facility, dated as of July 28, 2014, by and among the Company and Bank of America, N.A., as administrative agent and bank, and other participating banks, to incorporate swap obligations in the Agreement. This amendment had no impact on the terms of the Credit Agreement (other than as described above), the accompanying Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “CBIZ” or the “Company” shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.

The following discussion is intended to assist in the understanding of CBIZ’s financial position at September 30, 2015 and December 31, 2014, results of operations for the three and nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2014.

Overview

CBIZ provides professional business services, products and solutions that help its clients grow and succeed by better managing their finances and employees. These services are provided to businesses of various sizes, as well as individuals, governmental entities and not-for-profit enterprises throughout the United States and parts of Canada. CBIZ delivers its integrated services through three practice groups: Financial Services, Employee Services, and National Practices. See Note 15 to the accompanying consolidated financial statements for a general description of services provided by each practice group.

See the Annual Report on Form 10-K for the year ended December 31, 2014 for further discussion of CBIZ’s business and strategies, as well as the external relationships and regulatory factors that currently impact the Company’s operations.

Executive Summary

Revenue

Revenue for the three months ended September 30, 2015 increased $6.8 million, or 3.8%, to $187.1 million from $180.3 million for the same period in 2014. The increase in revenue was attributable to an increase in same-unit revenue of $5.1 million, or 2.8%, and newly acquired operations, net of divestitures, of $1.7 million, or 1.0%. Excluding revenue of $1.6 million from the divestiture of a Financial Services business sold in the fourth quarter of 2014, revenue for the three months ended September 30, 2015 increased $8.4 million, or 4.7%, to $187.1 million from $178.7 million.

Revenue for the nine months ended September 30, 2015 increased $23.5 million, or 4.2%, to $586.0 million from $562.5 million for the same period in 2014. Same-unit revenue contributed $12.8 million, or 2.3%, and revenue from newly acquired operations, net of divestitures, contributed $10.7 million, or 1.9%. Excluding revenue of $5.0 million from the divestiture of a Financial Services business sold in the fourth quarter of 2014, revenue for the nine months ended September 30, 2015 increased $28.5 million, or 5.1%, to $586.0 million from $557.5 million.

Income from continuing operations

Income from continuing operations increased $2.3 million, or 31.0%, to $9.6 million during the three months ended September 30, 2015 compared to $7.3 million during the same period in 2014. Income from continuing operations increased $4.0 million, or 12.5%, to $35.8 million during the nine months ended September 30, 2015 compared to $31.8 million during the same period in 2014.

Earnings per diluted share from continuing operations

Earnings per diluted share from continuing operations were $0.18 and $0.14 for the three months ended September 30, 2015 and 2014, respectively. The fully diluted weighted average share count increased by approximately 3.2 million shares to 54.4 million shares for the three months ended September 30, 2015 from 51.2 million shares during the same period in 2014. The increase of 3.2 million shares in the fully diluted weighted average share count was primarily due to an increase in shares issued, offset slightly by an increase in share repurchases and a decrease in the common stock equivalents related to the Company’s 4.875% Convertible Senior Subordinated Notes (“2010 Notes”).

•	During the three months ended June 30, 2015, in two privately negotiated transactions, the Company issued 5.1 million shares of CBIZ common stock plus cash consideration in exchange for $49.3 million of the Company’s 2010 Notes. During the three months ended September 30, 2014, the Company issued 1.5 million shares of CBIZ common stock plus cash consideration in exchange for $32.4 million of the Company’s 2010 Notes.

•	The Company repurchased 3.8 million shares of CBIZ common stock during the nine months ended September 30, 2015 compared to 2.2 million shares of CBIZ common stock during the same period in 2014.

•	The common stock equivalents related to the 2010 Notes decreased 0.1 million shares to 1.6 million shares for the three months ended September 30, 2015 from 1.7 million shares for the same period in 2014.

Excluding the impact of the common stock equivalents related to the 2010 Notes, fully diluted earnings per share from continuing operations would have been $0.18 and $0.15 for the three months ended September 30, 2015 and 2014, respectively.

Earnings per diluted share from continuing operations were $0.68 and $0.62 for the nine months ended September 30, 2015 and 2014, respectively. The fully diluted weighted average share count increased by approximately 0.8 million shares to 52.3 million shares for the nine months ended September 30, 2015 from 51.5 million shares for the same period in 2014 primarily due to the same factors as discussed above except for the common stock equivalents. The common stock equivalents related to the 2010 Notes decreased 0.7 million shares to 1.3 million shares for the nine months ended September 30, 2015 from 2.0 million shares for the same period in 2014

Excluding the impact of the common stock equivalents related to the 2010 Notes, fully diluted earnings per share from continuing operations would have been $0.70 and $0.64 for the nine months ended September 30, 2015 and 2014, respectively.

2010 Notes

The common stock equivalents are impacted by the par value of the 2010 Notes and the average share price of the CBIZ common stock.

•	The par value of the 2010 Notes was $48.4 million on September 30, 2015 compared to $97.7 million on September 30, 2014 due to the early retirement of $49.3 million of the Company’s 2010 Notes during the second quarter of 2015.

•	The average share price of the CBIZ common stock was $9.75 in the third quarter of 2015 compared to $8.53 in the second quarter of 2014.

•	The average share price of the CBIZ common stock was $9.29 for the nine months ended September 30, 2015 compared to $8.73 for the nine months ended September 30, 2014.

The $48.4 million outstanding principal amount of the 2010 Notes became due October 1, 2015. Holders will receive $1,000 in cash for each $1,000 principal amount of 2010 Notes along with any premium of the conversion value over par value. The $71.8 million conversion value of the 2010 Notes was determined by a cash averaging period that began on October 5, 2015 and ended on October 30, 2015. CBIZ expects to settle all payments in cash on November 4, 2015 with the funds available under the $400.0 million unsecured credit facility (the “credit facility”).

Beginning October 1, 2015, the common stock equivalents related to the 2010 Notes will have less of an impact on diluted weighted average shares outstanding due to the maturation of the 2010 Notes. The common stock equivalent impact during the three and nine months ended September 30, 2015 was 1.6 million shares and 1.3 million shares, respectively.

•	Prior to the October 1, 2015 maturity date, CBIZ paid cash of approximately $17.2 million and issued approximately 5.1 million shares valued at approximately $48.0 million of CBIZ common stock in exchange for $49.3 million of the Company’s 2010 Notes, in two privately negotiated transactions during the second quarter of 2015.

•	These transactions will result in lower interest expense of approximately $3.2 million on an annualized basis.

•	A non-operating charge of approximately $0.8 million was recorded in the second quarter of 2015 related to the two privately negotiated transactions and is included in “Other income (expense), net” in the accompanying Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2015.

For further discussion regarding debt and financing arrangements, see Note 5 to the accompanying consolidated financial statements.

Non-GAAP earnings per diluted share from continuing operations

Non-GAAP earnings per diluted share from continuing operations were $0.27 and $0.28 for the three months ended September 30, 2015 and 2014, respectively, and $1.03 and $0.97 for the nine months ended September 30, 2015 and 2014, respectively. CBIZ believes Non-GAAP earnings per diluted share from continuing operations illustrate the impact of certain non-cash charges and credits to income from continuing operations and is a useful measure for the Company, its analysts and its stockholders. Non-GAAP earnings per diluted share from continuing operations are a measurement prepared on a basis other than generally accepted accounting principles (“GAAP”). As such, the Company has included this data and has provided a reconciliation to the nearest GAAP measurement, “Earnings per diluted share from continuing operations.” Reconciliations for the three and nine months ended September 30, 2015 and 2014 are provided in the “Results of Operations – Continuing Operations” section that follows.

Share repurchases

CBIZ believes that repurchasing shares of its common stock under the Company’s Share Repurchase Program is a prudent use of the Company’s financial resources, and that investing in its shares is an attractive use of capital and an efficient means to provide value to CBIZ shareholders. During the nine months ended September 30, 2015, CBIZ repurchased approximately 3.8 million shares of its common stock at a total cost of approximately $35.2 million. On February 11, 2015, CBIZ’s Board of Directors authorized the purchase of up to 5.0 million shares of CBIZ common stock. The repurchase program may be suspended or discontinued at any time and expires on April 1, 2016. The shares may be purchased in open market, privately negotiated transactions or Rule 10b5-1 trading plan purchases in accordance with Securities and Exchange Commission (“SEC”) rules. The Company’s management will determine the timing and amount of the transactions based on its evaluation of market conditions and other factors.

Acquisitions

During the nine months ended September 30, 2015, CBIZ completed one acquisition and purchased five client lists. The five client lists are reported in the Employee Services practice group.

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

For further discussion regarding acquisitions, see Note 13 to the accompanying consolidated financial statements.

Amendment to credit agreement

On October 16, 2015, CBIZ entered into a Second Amendment to the Credit Agreement that governs the credit facility, dated as of July 28, 2014, by and among the Company and Bank of America, N.A., as administrative agent and bank, and other participating banks, to incorporate swap obligations in the Agreement. This amendment had no impact on the terms of the Credit Agreement (other than as described above), the accompanying Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows.

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

Results of Operations – Continuing Operations

Revenue

The following tables summarize total revenue for the three and nine months ended September 30, 2015 and 2014 (in thousands except percentages).

	Three Months Ended September 30,
	2015	% of Total	2014	% of Total	$ Change	% Change
Same-unit revenue
Financial Services	$118,354	63.3%	$114,373	63.4%	$3,981	3.5%
Employee Services	57,960	31.0%	56,891	31.6%	1,069	1.9%
National Practices	7,455	3.9%	7,447	4.1%	8	0.1%

Total same-unit revenue	183,769	98.2%	178,711	99.1%	5,058	2.8%
Acquired businesses	3,333	1.8%	—	—	3,333
Divested operations	—	—	1,558	0.9%	(1,558)

Total revenue	$187,102	100.0%	$180,269	100.0%	$6,833	3.8%

	Nine Months Ended September 30,
	2015	% of Total	2014	% of Total	$ Change	% Change
Same-unit revenue
Financial Services	$378,048	64.5%	$367,879	65.4%	$10,169	2.8%
Employee Services	170,092	29.0%	167,479	29.8%	2,613	1.6%
National Practices	22,185	3.8%	22,150	3.9%	35	0.2%

Total same-unit revenue	570,325	97.3%	557,508	99.1%	12,817	2.3%
Acquired businesses	15,685	2.7%	—	—	15,685
Divested operations	—	—	4,953	0.9	(4,953)

Total revenue	$586,010	100.0%	$562,461	100.0%	$23,549	4.2%

Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on September 1, 2014, revenue for the month of September would be included in same-unit revenue for both years; revenue for the period January 1, 2015 through August 31, 2015 would be reported as revenue from acquired businesses. A detailed discussion of revenue by practice group is included under “Operating Practice Groups.”

Operating expenses

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
	(In thousands, except percentages)
Operating expenses	$159,175	$155,233	$3,942	2.5%
Operating expenses % of revenue	85.1%	86.1%	—	(100 bps)

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
	(In thousands, except percentages)
Operating expenses	$493,156	$475,488	$17,668	3.7%
Operating expenses % of revenue	84.2%	84.5%	—	(30 bps)

Three months ended September 30, 2015 compared to September 30, 2014. The increase in operating expenses in the third quarter of 2015 compared to the third quarter of 2014 was primarily due to higher expenses related to personnel costs. Personnel costs increased $4.0 million, or 3.3%, primarily due to an increase in salaries and wages and the related benefits as well as increases in commissions paid. Acquisitions contributed approximately $2.2 million to personnel costs. The remaining fluctuation consists of other operating expenses of which none are individually significant. The increase in personnel costs is discussed in further detail under “Operating Practice Groups.”

Operating expenses in the third quarter of 2015 and 2014 include benefits of $3.5 million and $0.6 million, respectively, related to the Company’s deferred compensation plan. Excluding these items, operating expenses would have been $162.7 million and $155.9 million, or 86.9% and 86.5% of revenue for the three months ended September 30, 2015 and 2014, respectively. Benefits related to the Company’s deferred compensation plan are directly offset by “Other (expense) income, net” and have no impact on “Income from continuing operations before income tax expense.”

Nine months ended September 30, 2015 compared to September 30, 2014. The increase in operating expenses during the nine months ended September 30, 2015 compared to the same period in 2014 was primarily due to higher expenses related to personnel costs and occupancy costs. Personnel costs increased $13.7 million, or 3.7%, and are attributable to the same factors as discussed above in the three month period. Acquisitions contributed approximately $9.0 million to personnel costs. Occupancy costs contributed an increase of approximately $3.7 million, or 10.5%, and are attributable to acquisitions and additional costs related to the relocation of the Kansas City office. The remaining fluctuation consists of other operating expenses of which none are individually significant. The increase or decrease in personnel costs and occupancy costs by the individual practice groups is discussed in further detail under “Operating Practice Groups.”

Operating expenses for the nine months ended September 30, 2015 and 2014 include a benefit and an expense of $2.6 million and $1.7 million, respectively, related to the Company’s deferred compensation plan. Excluding these items, operating expenses would have been $495.8 million and $473.8 million, or 84.6% and 84.2% of revenue for the nine months ended September 30, 2015 and 2014, respectively. Benefits and expenses related to the Company’s deferred compensation plan are directly offset by “Other (expense) income, net” and have no impact on “Income from continuing operations before income tax expense.”

Gross margin

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
	(In thousands, except percentages)
Gross margin	$27,927	$25,036	$2,891	11.5%
Gross margin % of revenue	14.9%	13.9%	—	100 bps

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
	(In thousands, except percentages)
Gross margin	$92,854	$86,973	$5,881	6.8%
Gross margin % of revenue	15.8%	15.5%	—	30 bps

Three months ended September 30, 2015 compared to September 30, 2014. Gross margin increased $2.9 million, or 11.5%, to $27.9 million for the three months ended September 30, 2015 from $25.0 million for the same period in 2014 and increased as a percentage of revenue to 14.9% for the three months ended September 30, 2015 from 13.9% for the same period in 2014. Gross margin includes benefits related to the Company’s deferred compensation plan as discussed above under “Operating expenses.” Excluding these items, gross margin would have been $24.4 million and $24.4 million, or 13.1% and 13.5%, for the three months ended September 30, 2015 and 2014, respectively. The impact on gross margin by the individual practice groups is discussed in further detail under “Operating Practice Groups.”

Nine months ended September 30, 2015 compared to September 30, 2014. Gross margin increased $5.9 million, or 6.8%, to $92.9 million for the nine months ended September 30, 2015 from $87.0 million for the same period in 2015 and increased as a percentage of revenue to 15.8% for the nine months ended September 30, 2015 from 15.5% for the same period in 2014. Gross margin includes a benefit and an expense related to the Company’s deferred compensation plan as discussed above under “Operating expenses.” Excluding these items, gross margin would have been $90.3 million and $88.6 million, or 15.4% and 15.8%, for the nine months ended September 30, 2015 and 2014, respectively. The impact on gross margin by the individual practice groups is discussed in further detail under “Operating Practice Groups.”

Corporate general and administrative (“G&A”) expenses

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
	(In thousands, except percentages)
G&A expenses	$8,043	$8,889	$846	(9.5)%
G&A expenses % of revenue	4.3%	4.9%	—	(60 bps	)

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
	(In thousands, except percentages)
G&A expenses	$24,523	$27,393	$(2,870)	(10.5)%
G&A expenses % of revenue	4.2%	4.9%	—	(70 bps	)

Three months ended September 30, 2015 compared to September 30, 2014. The decrease in G&A expenses in the third quarter of 2015 compared to the third quarter of 2014 was primarily due to a decrease in expenses related to personnel costs of $0.8 million which was primarily due to a decrease in incentive based compensation.

G&A expenses in the third quarter of 2015 and 2014 include benefits of $0.4 million and $0.1 million, respectively, related to the Company’s deferred compensation plan. Excluding these items, G&A expenses would have been $8.5 million and $9.0 million, or 4.5% and 5.0% of revenue for the three months ended September 30, 2015 and 2014, respectively. Benefits related to the Company’s deferred compensation plan are directly offset by “Other (expense) income, net” and have no impact on “Income from continuing operations before income tax expense.”

Nine months ended September 30, 2015 compared to September 30, 2014. The decrease in G&A expenses for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily due to a decrease in professional fees of $1.6 million and personnel costs of $1.2 million. The decrease in professional fees was primarily attributable to a decrease in legal expenses related to case dismissals and settlements. For further discussion regarding legal proceedings, see Note 6 to the accompanying consolidated financial statements. The decrease in personnel cost was attributable to the same factors as discussed above for the three month period.

G&A expenses for the nine months ended September 30, 2015 and 2014 include a benefit and an expense of $0.4 million and $0.3 million, respectively, related to the Company’s deferred compensation plan. Excluding these items, G&A expenses would have been $24.9 million and $27.1 million, or 4.2% and 4.8% of revenue for the nine months ended September 30, 2015 and 2014, respectively. Benefits and expenses related to the Company’s deferred compensation plan are directly offset by “Other (expense) income, net” and have no impact on “Income from continuing operations before income tax expense.”

Other expense

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
	(In thousands, except percentages)
Interest expense	$(1,840)	$(3,123)	$1,283	(41.1)%
Gain on sale of operations, net	$5	$17	$(12)	NM
Other expense, net	$(1,673)	$(1,368)	$(305)	22.3%

Total other expense, net	$(3,508)	$(4,474)	$966	(21.6)%

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
	(In thousands, except percentages)
Interest expense	$(7,665)	$(10,133)	$2,468	(24.4)%
Gain on sale of operations, net	$106	$93	$13	NM
Other income, net	$60	$4,543	$(4,483)	(98.7)%

Total other expense, net	$(7,499)	$(5,497)	$(2,002)	36.4%

Three months ended September 30, 2015 compared to September 30, 2014

Interest expense

Interest expense decreased $1.3 million, or 41.1%, to $1.8 million for the third quarter of 2015 from $3.1 million for the comparable period in 2014. The decrease in interest expense was primarily due to the early retirement of $49.3 million of the outstanding 2010 Notes during the second quarter of 2015 at an interest rate of 7.50% with $17.2 million cash from the credit facility at a weighted average interest rate of 2.14%.

The average debt balance outstanding under the 2010 Notes decreased to $47.8 million for the third quarter of 2015 compared to $122.4 million for the third quarter of 2014. The Company replaced its prior $275.0 million credit facility during the third quarter of 2014 with a new $400.0 million unsecured credit facility, which expires in July 2019. The average debt balance outstanding under the credit facility increased to $156.2 million for the third quarter of 2015 compared to $102.0 million for the third quarter of 2014. The weighted average interest rate related to the credit facility decreased to 1.82% for the third quarter of 2015 compared to 2.32% for the same period in 2014. For further discussion regarding debt and financing arrangements, see Note 5 to the accompanying consolidated financial statements.

Other expense, net

Other expense, net increased $0.3 million, or 22.3%, to $1.7 million for the third quarter of 2015 from $1.4 million for the comparable period in 2014 primarily due to losses in the value of the investments held in a rabbi trust related to the deferred compensation plan and adjustments to the fair value of the Company’s contingent purchase price liability related to prior acquisitions.

•	The value of investments held in a rabbi trust related to the deferred compensation plan resulted in a loss of $3.9 million during the third quarter of 2015 compared to a loss of $0.7 million during the same period in 2014. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan do not impact CBIZ’s net income as they are offset by a corresponding increase or decrease to compensation expense, which is recorded as operating and G&A expenses in the accompanying Consolidated Statements of Comprehensive Income.

•	Adjustments to the fair value of the Company’s contingent purchase price liability related to prior acquisitions resulted in other income of $1.6 million during the third quarter of 2015 compared to other income of $0.6 million during the same period in 2014.

•	During the third quarter of 2014, the Company recorded a non-operating charge of $1.5 million related to the retirement of $32.4 million of the 2010 Notes. No such charge was incurred during the third quarter of 2015.

Nine months ended September 30, 2015 compared to September 30, 2014

Interest expense

Interest expense decreased $2.5 million, or 24.4%, to $7.7 million for the nine months ended 2015 from $10.1 million for the comparable period in 2014. The decrease in interest expense was primarily due to the same factors as discussed above in the three month period.

The average debt balance outstanding under the 2010 Notes decreased to $75.2 million for nine months ended September 30, 2015 compared to $118.0 million for the same period in 2014. The average debt balance outstanding under the credit facility increased to $144.4 million for the nine months ended 2015 compared to $88.4 million for the same period in 2014. The weighted average interest rate related to the credit facility decreased to 2.04% for the nine months ended 2015 compared to 2.55% for the same period in 2014.

Other income, net

Other income, net decreased $4.4 million, or 98.7%, to $0.1 million for the nine months ended September 30, 2015 from $4.5 million for the comparable period in 2014 primarily due to losses in the value of the investments held in a rabbi trust related to the deferred compensation plan and adjustments to the fair value of the Company’s contingent purchase price liability related to prior acquisitions.

•	During the nine months ended September 30, 2015, the value of investments held in a rabbi trust related to the deferred compensation plan resulted in a loss of $3.0 million compared to a gain of $1.9 million during the same period in 2014. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan do not impact CBIZ’s net income as they are offset by a corresponding increase or decrease to compensation expense, which is recorded as operating and G&A expenses in the accompanying Consolidated Statements of Comprehensive Income.

•	Adjustments to the fair value of the Company’s contingent purchase price liability related to prior acquisitions resulted in other income of $3.1 million for the nine months ended September 30, 2015 compared to other income of $3.6 million during the same period in 2014.

•	During the nine months ended September 30, 2015, the Company recorded a non-operating charge of $0.8 million related to the retirement of $49.3 million of the 2010 Notes compared to a non-operating charge of $1.5 million during the same period in 2014 related to the retirement of $32.4 million of the 2010 Notes.

Income tax expense

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
	(In thousands, except percentages)
Income tax expense	$6,787	$4,353	$2,434	55.9%
Effective tax rate	41.4%	37.3%	—	415 bps

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
	(In thousands, except percentages)
Income tax expense	$25,055	$22,291	$2,764	12.4%
Effective tax rate	41.2%	41.2%	—	(3) bps

Three months ended September 30, 2015 compared to September 30, 2014. Income tax expense from continuing operations for the three months ended September 30, 2015 increased to $6.8 million from $4.4 million for the third quarter of 2014. The effective tax rate for the third quarter of 2015 was 41.4%, compared to an effective tax rate of 37.3% for the comparable period in 2014. The increase in the effective tax rate primarily relates to a decrease in the reversal of estimated tax reserves during the third quarter of 2015 compared to the same period in 2014.

Nine months ended September 30, 2015 compared to September 30, 2014. Income tax expense from continuing operations for the nine months ended September 30, 2015 increased to $25.1 million from $22.3 million for the nine months ended September 30, 2014. The effective tax rate for the nine months ended September 30, 2015 was relatively unchanged from the same period in 2014.

Earnings per share and Non-GAAP earnings per share

The following is a reconciliation of income from continuing operations to Non-GAAP earnings from operations and diluted earnings per share from continuing operations to Non-GAAP earnings per share for the three and nine months ended September 30, 2015 and 2014.

NON-GAAP EARNINGS AND PER SHARE DATA

Reconciliation of Income from Continuing Operations to Non-GAAP Earnings from Continuing Operations

	Three Months Ended September 30,
	2015	Per Share	2014	Per Share
	(In thousands, except per share data)
Income from continuing operations	$9,589	$0.18	$7,320	$0.14
Selected non-cash charges:
Amortization	3,741	0.07	3,666	0.07
Depreciation	1,376	0.02	1,376	0.03
Non-cash interest on convertible notes	306	—	633	0.01
Stock-based compensation	1,408	0.03	1,825	0.04
Adjustment to contingent earnouts	(1,550)	(0.03)	(608)	(0.01)

Non-cash charges	$5,281	$0.09	$6,892	$0.14

Non-GAAP earnings – Continuing operations	$14,870	$0.27	$14,212	$0.28

	Nine Months Ended September 30,
	2015	Per Share	2014	Per Share
	(In thousands, except per share data)
Income from continuing operations	$35,777	$0.68	$31,792	$0.62
Selected non-cash charges:
Amortization	10,882	0.21	10,679	0.21
Depreciation	4,286	0.08	3,881	0.08
Non-cash interest on convertible notes	1,434	0.03	2,133	0.04
Stock-based compensation	4,319	0.09	4,812	0.09
Adjustment to contingent earnouts	(3,075)	(0.06)	(3,592)	(0.07)

Non-cash charges	$17,846	$0.35	$17,913	$0.35

Non-GAAP earnings – Continuing operations	$53,623	$1.03	$49,705	$0.97

Three months ended September 30, 2015 compared to September 30, 2014. Earnings from continuing operations were $0.18 and $0.14 per diluted share for the three months ended September 30, 2015 and 2014, respectively, and Non-GAAP earnings were $0.27 and $0.28 per diluted share for the three months ended September 30, 2015 and 2014, respectively. The Company believes Non-GAAP earnings and Non-GAAP earnings per diluted share illustrate the impact of certain non-cash charges and credits to income from continuing operations and are a useful performance measure for the Company, its analysts and its stockholders. Management uses these performance measures to evaluate CBIZ’s business, including ongoing performance and the allocation of resources. Non-GAAP earnings and Non-GAAP earnings per diluted share are provided in addition to the presentation of GAAP measures and should not be regarded as a replacement or alternative of performance under GAAP.

Nine months ended September 30, 2015 compared to September 30, 2014. Earnings from continuing operations were $0.68 and $0.62 per diluted share for the nine months ended September 30, 2015 and 2014, respectively, and Non-GAAP earnings were $1.03 and $0.97 per diluted share for the nine months ended September 30, 2015 and 2014, respectively. The Company believes Non-GAAP earnings and Non-GAAP earnings per diluted share illustrate the impact of certain non-cash charges and credits to income from continuing operations and are a useful performance measure for the Company, its analysts and its stockholders. Management uses these performance measures to evaluate CBIZ’s business, including ongoing performance and the allocation of resources. Non-GAAP earnings and Non-GAAP earnings per diluted share are provided in addition to the presentation of GAAP measures and should not be regarded as a replacement or alternative of performance under GAAP.

Operating Practice Groups

CBIZ delivers its integrated services through three practice groups: Financial Services, Employee Services and National Practices. A description of these groups’ operating results and factors affecting their businesses is provided below.

Financial Services

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$118,354	$114,373	$3,981	3.5%
Acquired businesses	—	—	—
Divested businesses	—	1,558	(1,558)

Total revenue	$118,354	$115,931	$2,423	2.1%
Operating expenses	101,979	98,987	2,992	3.0%

Gross margin	$16,375	$16,944	$(569)	(3.4)%

Gross margin percent	13.8%	14.6%

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$378,048	$367,879	$10,169	2.8%
Acquired businesses	809	—	809
Divested businesses	—	4,953	(4,953)

Total revenue	$378,857	$372,832	$6,025	1.6%
Operating expenses	312,942	305,333	7,609	2.5%

Gross margin	$65,915	$67,499	$(1,584)	(2.3)%

Gross margin percent	17.4%	18.1%

Three months ended September 30, 2015 compared to September 30, 2014

Revenue

The increase in same-unit revenue was primarily the result of stronger performance in the units that provide national services, which increased approximately $3.7 million, or 10.9%. This was primarily due to increased project work and growth in the federal and state governmental healthcare compliance business and in CBIZ’s risk and advisory practice. With respect to the accounting units, same-unit revenue increased by approximately $0.5 million, or 0.6%, due to an increase in billable hours resulting from work that was extended from the first and second quarters to the third quarter.

The revenue from divestitures for the three months ended September 30, 2014 was from a Financial Services business located in Miami which was sold on November 1, 2014.

CBIZ provides a range of services to affiliated CPA firms under joint referral and administrative service agreements (“ASAs”). Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying Consolidated Statements of Comprehensive Income and were approximately $31.4 million and $31.0 million for the three months ended September 30, 2015 and 2014, respectively.

Operating expenses

The largest components of operating expenses for the Financial Services practice group are personnel costs, occupancy costs, and travel and related costs, which represent 88.7% and 89.4% of total operating expenses and 76.4% and 76.3% of total revenue for the three months ended September 30, 2015 and 2014, respectively.

•	Personnel costs were $80.5 million and $79.0 million, or 68.0% and 68.2% of revenue, for the third quarter of 2015 and 2014, respectively. The increase of $1.5 million is a result of staff compensation increases, benefit cost increases and increased usage of outside contractors, partially offset by a decrease in incentive compensation.

•	Occupancy costs were $6.7 million and $5.7 million, or 5.6% and 4.9% of revenue, for the third quarter of 2015 and 2014, respectively. The increase relates to the incremental cost incurred in Tampa as a result of the acquisition of Lewis, Birch and Ricardo, LLC (“LBR”) and additional costs related to the relocation of the Kansas City office.

•	Travel and related costs were $3.3 million and $3.7 million, or 2.8% and 3.2% of revenue, for the third quarter of 2015 and 2014, respectively. The decrease in the third quarter is due to a reduction in training and conferences costs as well as a decrease in costs incurred in client related field work.

Nine months ended September 30, 2015 compared to September 30, 2014

Revenue

The increase in same-unit revenue was primarily the result of stronger performance in the units that provide national services, which increased approximately $10.2 million, or 9.9%, which was attributable to the same factors as discussed above for the three month period. With respect to the accounting units, same-unit revenue was flat.

The growth in revenue from acquisitions was provided by LBR located in Tampa, Florida, which was acquired in the first quarter of 2014. The revenue from divestitures was from a Financial Services business located in Miami which was sold on November 1, 2014.

CBIZ provides a range of services to affiliated CPA firms under ASAs. Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying Consolidated Statements of Comprehensive Income and were approximately $107.7 million and $108.5 million for the nine months ended September 30, 2015 and 2014, respectively.

Operating expenses

The largest components of operating expenses for the Financial Services practice group are personnel costs, occupancy costs, and travel and related costs, which represent 89.3% and 89.8% of operating expenses and 73.8% and 73.5% of total revenue for the nine months ended September 30, 2015 and 2014, respectively.

•	Personnel costs were $248.7 million and $244.9 million, or 65.6% and 65.7% of revenue, for the nine months ended September 30, 2015 and 2014, respectively. The $3.8 million increase is attributable to the same factors as discussed above for the three month period.

•	Occupancy costs were $20.2 million and $18.2 million, or 5.3% and 4.9% of revenue, for the nine months ended September 30, 2015 and 2014, respectively. The increase relates to the same factors as discussed above for the three month period.

•	Travel and related costs were $10.7 million and $11.1 million, or 2.8% and 3.0% of revenue, for the nine months ended September 30, 2015 and 2014, respectively. The decrease is primarily due to a reduction in training and conference costs.

Employee Services

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$57,960	$56,891	$1,069	1.9%
Acquired businesses	3,333	—	3,333

Total revenue	$61,293	$56,891	$4,402
Operating expenses	51,043	47,194	3,849	8.2%

Gross margin	$10,250	$9,697	$553	5.7%

Gross margin percent	16.7%	17.0%

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$170,092	$167,479	$2,613	1.6%
Acquired businesses	14,876	—	14,876

Total revenue	$184,968	$167,479	$17,489
Operating expenses	153,813	138,865	14,948	10.8%

Gross margin	$31,155	$28,614	$2,541	8.9%

Gross margin percent	16.8%	17.1%

Three months ended September 30, 2015 compared to September 30, 2014

Revenue

The increase in same-unit revenue was primarily attributable to increases in the Company’s property and casualty, payroll, and human capital services groups, offset by a decrease in the life insurance business.

•	Property and casualty revenues increased $0.6 million, or 5.3%, primarily due to a strong performance within the specialty program businesses and an increase in carrier bonus payments.

•	Payroll business revenues increased $0.3 million, or 3.9%, due to higher pricing coupled with an increase in processing volume for payroll and related services.

•	Human capital services group revenues increased $0.6 million, or 26.8%, primarily due to an increase in billings related to consulting projects and executive placements.

•	These increases were partially offset by a decline in the life insurance business of $0.4 million, or 32.1%, due to the inconsistent nature in the demand for life insurance plans.

The growth in revenue from acquisitions was provided by:

•	Sattler Insurance Agency, a property and casualty firm located in Lewiston, Idaho, that was acquired effective September 1, 2014;

•	Weekes & Callaway, Inc., primarily a property and casualty firm located in Delray Beach, Florida, that was acquired effective November 1, 2014 and

•	Model, an employee benefits broker located in Philadelphia, Pennsylvania, that was acquired effective March 1, 2015.

Operating expenses

The largest components of operating expenses for the Employee Services group are personnel costs, including commissions paid to third party brokers, and occupancy costs, representing 67.7% and 67.3% of revenue for the third quarter of 2015 and 2014, respectively.

•	Excluding costs related to the acquired businesses of $2.2 million, personnel costs increased approximately $0.4 million, primarily due to commissions paid to producers relating to the increased revenue in the property and casualty, payroll and human capital services businesses as well as investments in the employee benefits business.

•	Occupancy costs were $3.3 million, or 5.3% of revenue and $2.6 million, or 4.6% of revenue, for the third quarter of 2015 and 2014, respectively. The increase in occupancy costs was primarily due to business acquisitions and additional costs related to the relocation of the Kansas City office.

Nine months ended September 30, 2015 compared to September 30, 2014

Revenue

The increase in same-unit revenue was primarily attributable to increases in the Company’s property and casualty, payroll, and human capital services groups, offset by a decrease in the life insurance business and in the retirement plan services group.

•	Property and casualty revenues increased $2.6 million, or 7.9%; payroll business revenues increased $0.8 million, or 3.4%, human capital services group revenues increased $1.0 million, or 16.4%, all due to the same factors as discussed above in the three month period.

•	These increases were partially offset by a decline in the life insurance business of $1.5 million, or 35.5%, due to the inconsistent nature in the demand for life insurance plans and a decrease in retirement consulting revenues of $0.3 million or 1.3%, due to lower actuarial fee based revenues.

The growth in revenue from acquisitions was provided by the businesses as discussed above in the three month period, in addition to the acquisition of the Tegrit Group, LLC, a retirement plan services business located in Akron, Ohio, that was acquired effective June 1, 2014.

Operating expenses

The largest components of operating expenses for the Employee Services group are personnel costs, including commissions paid to third party brokers, and occupancy costs, representing 67.7% and 67.7% of revenue for the nine months ended September 30, 2015 and 2014, respectively.

•	Excluding costs related to the acquired businesses of $9.0 million, personnel costs increased approximately $1.4 million, primarily due to the same factors as discussed above in the three month period.

•	Occupancy costs increased to $9.9 million, or 5.3% of revenue for the nine months ended September 30, 2015 from $8.4 million, or 5.0% of revenue, for the same period in 2014 due to the same factors as discussed above in the three month period.

National Practices

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$7,455	$7,447	$8	0.1%
Operating expenses	6,644	6,585	59	0.9%

Gross margin	$811	862	(51)	(5.9)%

Gross margin percent	10.9%	$11.6%

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$22,185	$22,150	$35	0.2%
Operating expenses	19,894	19,902	(8)	—

Gross margin	$2,291	2,248	43	1.9%

Gross margin percent	10.3%	$10.1%	$

Results for National Practices remained flat for the three and nine months ended September 30, 2015 and 2014.

Financial Condition

Total assets were $952.0 million at September 30, 2015, a decrease of $39.2 million versus December 31, 2014. Current assets of $336.2 million exceeded current liabilities of $219.3 million by $116.9 million at September 30, 2015.

Cash and cash equivalents increased by $0.8 million to $1.8 million at September 30, 2015 from December 31, 2014. Restricted cash was $25.6 million at September 30, 2015, a decrease of $2.7 million from December 31, 2014. Restricted cash represents those funds held in connection with CBIZ’s Financial Industry Regulatory Authority (“FINRA”) regulated business and funds held in connection with the pass through of insurance premiums to various carriers. Cash and restricted cash fluctuate during the year based on the timing of cash receipts and related payments.

Accounts receivable, net, were $175.8 million at September 30, 2015, an increase of $32.8 million from December 31, 2014, and days sales outstanding (“DSO”) from continuing operations was 85 days, 70 days and 86 days at September 30, 2015, December 31, 2014 and September 30, 2014, respectively. DSO represents accounts receivable, net and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve month daily revenue. CBIZ provides DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company’s ability to collect on receivables in a timely manner.

Other current assets were $13.4 million and $15.3 million at September 30, 2015 and December 31, 2014, respectively. Other current assets are primarily comprised of prepaid assets. Balances may fluctuate during the year based upon the timing of cash payments and amortization of prepaid expenses.

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

Property and equipment, net, increased by $1.9 million to $20.4 million at September 30, 2015 from $18.5 million at December 31, 2014. The increase is the result of additions of $6.2 million, partially offset by depreciation of $4.3 million. The majority of the additions were in connection with an office move in our Kansas City market that involved approximately 100,000 square feet of office space and approximately 450 employees. CBIZ’s property and equipment is primarily comprised of software, hardware, furniture and leasehold improvements.

Goodwill and other intangible assets, net, increased by $1.7 million at September 30, 2015 from December 31, 2014. This increase is comprised of net additions to goodwill of $6.1 million and additions to intangible assets of $6.5 million resulting from the acquisition, offset by $10.9 million of amortization.

Assets of the deferred compensation plan represent participant deferral accounts and are directly offset by deferred compensation plan obligations. Assets of the deferred compensation plan were $61.1 million and $60.3 million at September 30, 2015 and December 31, 2014, respectively. The increase in assets of the deferred compensation plan of $0.8 million consisted of net participant contributions of $3.7 million and a decrease in the fair value of the investments of $2.9 million for the nine months ended September 30, 2015. The plan is described in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The accounts payable balances of $35.1 million and $36.8 million at September 30, 2015 and December 31, 2014, respectively, reflect amounts due to suppliers and vendors. Balances fluctuate during the year based on the timing of cash payments. Accrued personnel costs were $36.5 million and $39.9 million at September 30, 2015 and December 31, 2014, respectively, and represent amounts due for payroll, payroll taxes, employee benefits and incentive compensation. Balances fluctuate during the year based on the timing of payments and adjustments to the estimate of incentive compensation costs.

Notes payable – current decreased by $0.8 million from December 31, 2014 as a result of guaranteed purchase price payments during the nine months ended September 30, 2015.

Contingent purchase price liabilities (current and non-current) relate to performance-based contingent purchase price liabilities that result from business acquisitions. Contingent purchase price liabilities (current and non-current) decreased by $8.6 million at September 30, 2015 from December 31, 2014 due to settlements of $9.8 million and adjustments of $3.0 million to the fair value of the contingency purchase price liabilities. These decreases were partially offset by an increase of $4.2 million from the current year business acquisition.

Other liabilities (current and non-current) decreased by $0.7 million to $21.0 million at September 30, 2015 from $21.7 million at December 31, 2014. The decrease was primarily attributable to a decrease in various accruals of which none are individually significant.

CBIZ’s 2006 Notes and 2010 Notes are carried at face value less unamortized discount. The $47.5 million decrease in the aggregate carrying value of the 2006 Notes and 2010 Notes at September 30, 2015 versus December 31, 2014 represents the retirement of $48.4 million par value of the 2010 Notes offset by the write-off of $0.9 million of unamortized discount related to the repurchase of the 2010 Notes. The 2006 Notes and 2010 Notes are further discussed in Note 5 of the accompanying consolidated financial statements.

Bank debt amounts due on CBIZ’s credit facility increased $43.6 million to $151.0 million at September 30, 2015 from $107.4 million at December 31, 2014. This increase was primarily attributable to additional borrowings for use in convertible note repurchases.

Income taxes payable – current was $9.1 million at September 30, 2015 and $2.4 million at December 31, 2014 and primarily represents timing differences between current income tax expense and related tax payments. Income taxes payable – non-current at September 30, 2015 and December 31, 2014 was $4.5 million and $4.2 million, respectively, and represents the accrual for uncertain tax positions.

Stockholders’ equity increased by $45.8 million to $445.6 million at September 30, 2015 from $399.8 million at December 31, 2014. The increase was primarily attributable to:

•	Net income of $36.0 million,

•	CBIZ stock award programs which contributed $11.4 million,

•	Issuance of $2.0 million in CBIZ common stock related to business acquisitions and contingent payments related to prior acquisitions,

•	Additional paid-in capital activity of $32.9 million related to the early retirement of a portion of the 2010 Notes during the second quarter of 2015.

•	These increases were partially offset by $36.5 million related to the repurchase of 3.9 million shares of CBIZ common stock, which includes Share Repurchase Plan activity of approximately 3.8 million shares repurchased at a total cost of approximately $35.2. The remaining activity is related to the settlement of restricted stock transactions.

Liquidity and Capital Resources

CBIZ’s principal source of net operating cash is derived from the collection of fees and commissions for professional services and products rendered to its clients. CBIZ supplements net operating cash with the credit facility and 2010 Notes.

Under the credit facility, CBIZ is required to meet certain financial covenants with respect to (i) total leverage ratio and (ii) a minimum fixed charge coverage ratio. CBIZ was in compliance with its covenants as of September 30, 2015. Under its credit facility, the Company had $151.0 million outstanding and approximately $144.0 million available, net of outstanding letters of credit and performance guarantees of $3.2 million, at September 30, 2015.

The $48.4 million outstanding principal amount of the 2010 Notes became due October 1, 2015. Holders will receive $1,000 in cash for each $1,000 principal amount of 2010 Notes along with any premium of the conversion value over par value. The $71.8 million conversion value of the 2010 Notes was determined by a cash averaging period that began on October 5, 2015 and ended on October 30, 2015. CBIZ expects to settle all payments in cash on November 4, 2015 with the funds available under the $400.0 million credit facility.

Management believes that cash generated from operations, combined with the available funds from the credit facility, provides CBIZ the financial resources needed to meet business requirements for the foreseeable future, including capital expenditures, working capital requirements, strategic acquisitions and share repurchases.

In addition to the debt instruments previously mentioned, CBIZ may obtain, at a future date, additional funding by offering equity securities or debt through public or private markets. CBIZ’s ability to service its debt and to fund strategic initiatives will depend upon its ability to generate cash in the future.

Sources and Uses of Cash

The following table summarizes CBIZ’s cash flows from operating, investing and financing activities for the nine months ended September 30, 2015 and 2014 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014
Net cash provided by operating activities - continuing operations	26,193	24,224
Net cash used in operating activities - discontinued operations	(417)	(1,404)

Net cash provided by operating activities	25,776	22,820
Net cash provided by investing activities - continuing operations	57,527	18,924
Net cash provided by investing activities - discontinued operations	2,694	—

Net cash provided by investing activities	60,221	18,924
Net cash used in financing activities	(85,136)	(42,118)

Net increase (decrease) in cash and cash equivalents	861	(374)

Cash and cash equivalents increased by $0.8 million from $1.0 million at December 31, 2014, to $1.8 million at September 30, 2015.

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

Net cash provided by operating activities was $25.8 million and $22.8 million, respectively, for the nine months ended September 30, 2015 and 2014. This $3.0 million net increase in cash provided by operating activities was primarily due to a $1.5 million net decrease in working capital used and a $1.0 million net decrease in cash used in discontinued operations compared to the same period in 2014. The $4.9 million increase in net income was offset by a $4.5 million in non-cash adjustments to net income compared to the same period in 2014.

•	The $1.5 million net decrease in working capital used compared to the same period in 2014 resulted primarily from a $5.4 million increase in cash provided by restricted cash. Restricted cash represents those funds held in connection with CBIZ’s FINRA regulated business and funds held in connection with the pass through of insurance premiums to various carriers. Restricted cash can fluctuate during the year based on the timing of cash receipts and related payments. Offsetting this increase was $4.1 million related to lower accrued personnel costs.

•	The $4.5 million net increase in non-cash adjustments to net income compared to the same period in 2014 primarily consisted of deferred income taxes, amortization of the discount on convertible notes and deferred financing fees and gains from discontinued operations.

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

Net cash provided by investing activities was $60.2 million and $18.9 million, respectively, for the nine months ended September 30, 2015 and 2014.

•	This $41.3 million increase was primarily attributable to a $23.4 million net decrease in cash used for business acquisitions compared to the same period in 2014.

•	Net activity related to funds held for clients increased by $15.1 million to $76.5 million for the nine months ended September 30, 2015 from $61.4 million for the same period in 2014.

•	Cash provided by discontinued operations increased by $2.7 million compared to the same period in 2014.

Financing Activities

CBIZ’s financing cash flows typically consist of net borrowing and payment activity from the credit facility, payments on contingent consideration on businesses acquisitions, the issuance and repayment of debt instruments, repurchases of CBIZ common stock, net change in client fund obligations and proceeds from the exercise of stock options.

Net cash used in financing activities was $85.1 million and $42.1 million, respectively, for the nine months ended September 30, 2015 and 2014.

•	This $43.0 million increase in net cash used in financing activities was primarily due to a $20.3 million net increase in client fund obligations as a result of timing of cash receipts and related payments compared to the same period in 2014;

•	$16.0 million increase in cash used to acquire treasury stock and a $5.7 million increase in payments on contingent consideration of acquisitions compared to the same period in 2014.

Obligations and Commitments

CBIZ’s aggregate amount of future obligations at September 30, 2015 for the next five years and thereafter is set forth below (in thousands):

	Total	2015(1)	2016	2017	2018	2019	Thereafter
Convertible notes (2)	$49,123	$—	$—	$—	$—	$49,123	$—
Interest on convertible notes	16	6	10	—	—	—	—
Credit facility (3)	151,000	—	—	—	—	151,000	—
Income taxes payable (4)	9,119	9,119	—	—	—	—	—
Contingent purchase price liabilities (5)	24,778	7,673	10,820	5,252	1,033	—	—
Restructuring lease obligations (6)	2,417	323	1,135	451	467	41	—
Non-cancelable operating lease obligations (6)	166,651	8,614	31,360	25,026	20,840	16,932	63,879
Letters of credit in lieu of cash security deposits	2,265	—	834	—	1,386	45	—
Performance guarantees for non-consolidated affiliates	934	—	934	—	—	—	—
License bonds and other letters of credit	1,958	149	1,658	140	1	—	10

Total	$408,261	$25,884	$46,751	$30,869	$23,727	$217,141	$63,889

(1)	Represents contractual obligations from October 1, 2015 to December 31, 2015.
(2)	Represents $48.4 million par value of 2010 Notes which matured on October 1, 2015, and $750 thousand par value of 2006 Notes which matures on June 1, 2026. The 2006 Notes may be putable by the holders of such notes on June 1, 2016 and can be redeemed by the Company at any time. At September 30, 2015, the 2010 Notes and 2006 Notes were classified as a non-current liability due to management’s intention to retire the 2010 and 2006 Notes during the year ended December 31, 2015 with the amounts available under the credit facility.
(3)	For the year ended December 31, 2014, CBIZ entered into a new credit facility agreement which extended the maturity date to 2019. Interest on the credit facility is not included as the amount is not determinable due to the revolving nature of the credit facility and the variability of the related interest rate.
(4)	Does not reflect $4.8 million of unrecognized tax benefits, which the Company has accrued for uncertain tax positions, as CBIZ is unable to determine a reasonably reliable estimate of the timing of the future payments.
(5)	Represents contingent earnout liability that is expected to be paid over the next four years resulting from business acquisitions.
(6)	Excludes cash expected to be received under subleases.

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

CBIZ provides guarantees of performance obligations for a CPA firm with which CBIZ maintains an administrative service agreement. Potential obligations under the guarantees totaled $0.9 million at September 30, 2015 and $1.9 million at December 31, 2014. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees. The liability is recorded as other current liabilities in the accompanying Consolidated Balance Sheets. CBIZ does not expect it will be required to make payments under these guarantees.

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits, which totaled $2.3 million at September 30, 2015 and December 31, 2014. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at September 30, 2015 and December 31, 2014 totaled $2.0 million and $1.9 million, respectively.

CBIZ has various agreements under which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses is generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2015, CBIZ was not aware of any material obligations arising under indemnification agreements that would require payment.

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

New Accounting Pronouncements

See Note 16 to the accompanying consolidated financial statements entitled “Recent Accounting Pronouncements” for a discussion of recently issued accounting pronouncements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

CBIZ’s floating rate debt under its credit facility exposes the Company to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which CBIZ could borrow funds under its credit facility. CBIZ’s balance outstanding under its credit facility at September 30, 2015 was $151.0 million. If market rates were to increase or decrease 100 basis points from the levels at September 30, 2015, interest expense would increase or decrease approximately $1.5 million annually.

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

(b) Internal Control over Financial Reporting

There was no change in the Company’s Internal Controls that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, CBIZ’s Internal Controls.

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

Shares repurchased during the nine months ended September 30, 2015 (reported on a trade-date basis) are summarized in the table below (in thousands, except per share data).

	Issuer Purchases of Equity Securities
Third Quarter Purchases (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan (4)
July 1 – July 31, 2015	630	$9.68	630	2,929
August 1 – August 30, 2015	1,072	$9.65	1,072	1,857
September 1 – September 30, 2015	159	$9.69	159	1,698

Third quarter purchases	1,861	$9.66	1,861

(1)	CBIZ has utilized, and may utilize in the future, a Rule 10b5-1 trading plan to allow for repurchases by the Company during periods when it would not normally be active in the trading market due to regulatory restrictions. Under the Rule 10b5-1 trading plan, CBIZ was able to repurchase shares below a pre-determined price per share. Additionally, the maximum number of shares that may be purchased by the Company each day is governed by Rule 10b-18 under the Exchange Act.
(2)	Includes shares withheld from employees to satisfy certain tax obligations due in connection with restricted stock granted under the 2002 Amended and Restated CBIZ, Inc. 2014 Stock Incentive Plan.
(3)	Average price paid per share includes fees and commissions.
(4)	Effective April 1, 2015, the shares available to be repurchased was reset to 5.0 million pursuant to the Share Repurchase Plan authorized on February 11, 2015, which will expire one year from the effective date. Amounts in this column represent the shares available to be repurchased, pursuant to the Share Repurchase Plan.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1 *	Second Amendment to Credit Agreement by and among CBIZ Operations, Inc., CBIZ, Inc., and Bank of America, N.A., as agent, lender, issuing bank, and as swing line issuing bank.

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from CBIZ, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (ii) Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (iv) Notes to the Consolidated Financial Statements.

*	Indicates documents filed herewith.
**	Indicates document furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBIZ, Inc.
(Registrant)

Date: November 3, 2015	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer