Form 10-K
period 2015-12-31
CBIZ, Inc.
filed 2016-03-08
CIK 944148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $517.0 million as of June 30, 2015.

The number of outstanding shares of the registrant’s common stock is 52,551,070 as of February 29, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2016 Annual Meeting of Stockholders.

CBIZ, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“the Exchange Act”). All statements other than statements of historical fact included in this Annual Report on Form 10-K including, without limitation, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding CBIZ’s financial position, business strategy and plans and objectives for future performance are forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are commonly identified by the use of such terms and phrases as “intends,” “believes,” “estimates,” “expects,” “projects,” “anticipates,” “foreseeable future,” “seeks” and words or phrases of similar import in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated services, sales efforts, expenses, and financial results.

From time to time, the Company may also provide oral or written forward-looking statements in other materials the Company releases to the public. Any or all of the Company’s forward-looking statements in this Annual Report on Form 10-K and in any other public statements that the Company makes, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such forward-looking statements can be affected by inaccurate assumptions the Company might make or by known or unknown risks and uncertainties. Many factors mentioned in “Item 1A. Risk Factors” will be important in determining future results. Should one or more of these risks or assumptions materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Such risks and uncertainties include, but are not limited to:

•	CBIZ’s ability to adequately manage its growth;

•	CBIZ’s dependence on the services of its executive officers and other key employees;

•	competitive pricing pressures;

•	general business and economic conditions;

•	changes in governmental regulation and tax laws affecting CBIZ’s operations;

•	reversal or decline in the current trend of outsourcing business services;

•	revenue seasonality or fluctuations in and collectability of receivables;

•	liability for errors and omissions of CBIZ businesses;

•	regulatory investigations and future regulatory activity (including without limitation inquiries into compensation arrangements within the insurance brokerage industry); and

•	reliance on information processing systems and availability of software licenses.

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

The following text is qualified in its entirety by reference to the more detailed information and consolidated financial statements (including the notes thereto) appearing elsewhere in this Annual Report on Form 10-K. Unless the context otherwise requires, references in this Annual Report to “we,” “our,” “us”, “CBIZ” or the “Company” shall mean CBIZ, Inc., a Delaware corporation, and its wholly-owned subsidiaries. All references to years, unless otherwise noted, refer to CBIZ’s fiscal year which ends on December 31.

PART I

Item 1.    Business.

Introduction

CBIZ has been operating as a professional services business since 1996. The Company built its professional services business through acquiring accounting and financial service providers, benefits and employee services firms, property and casualty brokerage firms, payroll service providers, and valuation and other service firms throughout the United States. CBIZ is listed on the New York Stock Exchange (“NYSE”) under the symbol “CBZ”.

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

Earnings Per Share

CBIZ expects to grow earnings per share by increasing revenue and achieving operating leverage through improved productivity and cost management.

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

Business Services

During the year ended December 31, 2013, CBIZ, through its subsidiary CBIZ Operations, Inc., an Ohio corporation, completed the sale of all of the issued and outstanding capital stock of each of CBIZ Medical Management Professionals, Inc., an Ohio corporation, and CBIZ Medical Management, Inc., a North Carolina corporation, and substantially all of the stock of their subsidiary companies, collectively consisting of all of CBIZ’s Medical Management Professionals ongoing operations and business (“MMP”) to Zotec Partners, LLC, an Indiana limited liability company. Prior to the completion of this transaction, MMP was considered one of CBIZ’s practice groups. For further discussion regarding MMP, see Note 19 to the accompanying consolidated financial statements.

Following the disposition of MMP, CBIZ delivers its integrated services through three operating practice groups. A general description of services provided by each practice group is provided in the table below.

Financial Services	Employee Services	National Practices
• Accounting • Tax • Government Health Care Consulting • Financial Advisory • Valuation • Litigation Support • Risk Advisory Services • Real Estate Advisory	• Employee Benefits • Property & Casualty • Retirement Plan Services • Payroll Services • Life Insurance • Human Capital Services • Compensation Consulting • Executive Recruiting • Actuarial Services	• Managed Networking and Hardware Services • Health Care Consulting

Practice Groups

Revenue by practice group for the years ended December 31, 2015, 2014 and 2013 is provided in the table below (in thousands):

	Year Ended December 31,
	2015		2014		2013
Financial Services	$476,396	63.5%	$465,130	64.6%	$441,787	65.2%
Employee Services	244,493	32.6%	224,898	31.3%	204,863	30.3%
National Practices	29,533	3.9%	29,455	4.1%	30,521	4.5%

Total CBIZ	$750,422	100.0%	$719,483	100.0%	$677,171	100.0%

A discussion of CBIZ’s practice groups and certain external relationships and regulatory factors that currently impact those practice groups are provided below. See Note 21 to the accompanying consolidated financial statements for further discussion of CBIZ’s practice groups.

Financial Services

The Financial Services practice group is divided into a Financial Services division, which represents the various accounting units spread geographically throughout the United States that provide core accounting services regionally, and a National Services division consisting of those units that provide their specialty services nationwide. Core accounting services consist mainly of accounting and tax compliance and consulting, as well as litigation support, while National Services consist primarily of federal and state governmental health care compliance, valuation services, real estate consulting and internal audit outsourcing. Both the Financial Services and National Services divisions report to the President of Financial Services. The President of Financial Services reports to CBIZ’s President and Chief Operating Officer (“COO”).

Restrictions imposed by independence requirements and state accountancy laws and regulations preclude CBIZ from rendering audit and attest services (other than internal audit services). As such, CBIZ and its subsidiaries maintain joint-referral relationships and administrative service agreements (“ASAs”) with independent licensed Certified Public Accounting (“CPA”) firms (the “CPA firms”) under which audit and attest services may be provided to CBIZ’s clients by such CPA firms. These firms are owned by licensed CPAs, a vast majority of whom are also employed by CBIZ’s subsidiaries. Under these ASAs, CBIZ provides a range of services to the CPA firms, including (but not limited to): administrative functions such as office management, bookkeeping and accounting; preparing marketing and promotional materials; providing office space, computer equipment and systems support; and leasing administrative and professional staff. Services are performed in exchange for a fee.

Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying Consolidated Statements of Comprehensive Income and totaled approximately $137.5 million, $133.7 million and $133.5 million for the years ended December 31, 2015, 2014 and 2013, respectively, a majority of which is related to services rendered to privately-held clients and governmental agencies. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to CBIZ is typically reduced on a proportional basis. The ASAs have terms ranging up to eighteen years, are renewable upon agreement by both parties, and have certain rights of extension and termination.

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

At December 31, 2015, CBIZ maintained ASAs with four CPA firms. Most of the members and/or stockholders of the CPA firms are also CBIZ employees, and CBIZ renders services to the CPA firms as an independent contractor. One of CBIZ’s ASAs is with Mayer Hoffman McCann, P.C. (“Mayer Hoffman”), an independent national CPA firm headquartered in Kansas City, Missouri. Mayer Hoffman has 251 stockholders, a vast majority of whom are also employees of CBIZ. Mayer Hoffman maintains an eight member board of directors. There are no board members of Mayer Hoffman who hold senior officer positions at CBIZ. CBIZ’s association with Mayer Hoffman offers clients access to the multi-state resources and expertise of a national CPA firm. CBIZ also has an ASA with Myers & Stauffer LLC (“M&S”), an independent national governmental health care consulting firm headquartered in Kansas City, Missouri. M&S has eight equity members, all of whom are also employees of CBIZ. M&S maintains a three member executive committee, none of whom hold senior officer positions at CBIZ.

Although the ASAs do not constitute control, CBIZ is one of the beneficiaries of the agreements and may bear certain economic risks. As such, the CPA firms with which CBIZ maintains ASAs qualify as variable interest entities. See Note 1 to the accompanying consolidated financial statements for further discussion.

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

CBIZ’s Employee Services practice group maintains relationships with many different insurance carriers. Some of these carriers have compensation arrangements with CBIZ whereby some portion of payments due may be contingent upon meeting certain performance goals, or upon CBIZ providing client services that would otherwise be provided by the carriers. These compensation arrangements are provided to CBIZ as a result of its performance and expertise, and may result in enhancing CBIZ’s ability to access certain insurance markets and services on behalf of CBIZ clients. The aggregate compensation related to these arrangements received during the years ended December 31, 2015, 2014 and 2013 was less than 2% of consolidated CBIZ revenue for the respective periods.

National Practices

The National Practices group offers technology and health care consulting services. Both units within the National Practices group have a Business Unit President. One Business Unit President reports to a Senior Vice President and CBIZ’s President and COO. The other Business Unit President reports to CBIZ’s Chairman and Chief Executive Officer (“CEO”).

Sales and Marketing

CBIZ’s branding goals are focused on providing CBIZ with a consistent image while at the same time providing support, tools and resources for each practice and market to utilize within each of the Company’s distinct geographic and industry markets. Three key strategies are employed to accomplish these goals: (1) thought leadership, (2) market segmentation, and (3) sales/sales management process development.

•

Thought leadership:    CBIZ marketing efforts continue to capitalize on the extensive knowledge and expertise of CBIZ associates. This has been accomplished through media visibility, social media, webinars, and the creation of a wide variety of white papers, newsletters, books, and other information offerings.

•

Market segmentation:    The majority of CBIZ marketing resources are devoted to the highly measurable and high return on investment strategies that specifically target those industries and service areas where CBIZ has particularly deep experience. These efforts typically involve local, regional or national trade show and event sponsorships, targeted direct mail, email, and telemarketing campaigns, and practice and industry specific websites and newsletters.

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

Clients

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

CBIZ’s clients come from a large variety of industries and markets, including many government agencies, with the Company targeting mid-sized companies that have between 100 and 2,000 employees and annual revenues between $5.0 million and $200.0 million. CBIZ’s largest client, Edward Jones, comprised less than 3.0% of CBIZ’s consolidated revenue in 2015 and is included in the National Practices operating practice group. Management believes that its client diversity helps insulate CBIZ from a downturn in a particular industry or geographic market. Nevertheless, economic conditions among select clients and groups of clients may have an impact on the demand for services provided by CBIZ.

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

Acquisitions and Divestitures

CBIZ seeks to strengthen its operations and customer service capabilities by selectively acquiring businesses that expand its market position and strengthen its existing service offerings. During the year ended December 31, 2015, CBIZ acquired substantially all of the assets of three businesses:

First Quarter 2015

•

Model Consulting, Inc. (“Model”), located in Trevose, Pennsylvania, effective March 1, 2015. Model provides employee benefit consulting services to mid-sized companies in the Philadelphia and Southern New Jersey markets. Annualized revenue attributable to Model is estimated to be approximately $4.2 million. Operating results attributable to Model are reported in the Employee Services practice group.

Fourth Quarter 2015

•

Pension Resource Group, Inc. (“PRG”), located in Woodstock, Georgia, effective October 1, 2015. PRG provides pension administration solutions including defined benefit administration, data warehousing, benefit communication, compensation statement and human capital services to clients ranging in size from 500 to over 60,000 participants. Annualized revenue attributable to PRG is estimated to be approximately $4.8 million. Operating results attributable to PRG are reported in the Employees Services practice group.

•

Cottonwood Group, Inc. (“Cottonwood”), located in Overland Park, Kansas, effective December 1, 2015. Cottonwood provides pension plan consulting, actuarial and investment services for institutional pension plans, retirement funds, endowment funds and foundations. Annualized revenue attributable to Cottonwood is estimated to be $3.1 million. Operating results attributable to Cottonwood are reported in the Employees Services practice group.

During the year ended December 31, 2015, CBIZ also purchased six client lists, all of which are reported in the Employee Services practice group.

Discontinued Operations of MMP

During the year ended December 31, 2013, CBIZ, through its subsidiary CBIZ Operations, Inc., an Ohio corporation, completed the sale of all of the issued and outstanding capital stock of MMP to Zotec Partners, LLC, an Indiana limited liability company. Prior to the completion of this transaction, MMP was considered one of CBIZ’s practice groups. For further discussion regarding MMP, see Note 19 to the accompanying consolidated financial statements.

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

As of December 31, 2015, CBIZ believes it is in compliance with all governmental and professional organizations regulations in which it provides services.

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

Employees

At December 31, 2015, CBIZ employed approximately 4,400 employees. CBIZ believes that it has a good relationship with its employees. A large number of the Company’s employees hold professional licenses or degrees. As a professional services company that differentiates itself from competitors through the quality and diversity of its service offerings, CBIZ believes that its employees are its most important asset. Accordingly, CBIZ strives to remain competitive as an employer while increasing the capabilities and performance of its employees.

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

With respect to CPA firm clients that are required to file audited financial statements with the SEC, the SEC staff views CBIZ and the CPA firms with which we have contractual relationships as a single entity in applying independence rules established by the accountancy regulators and the SEC. Accordingly, we do not hold any financial interest in, nor do we enter into any business relationship with, an SEC-reporting attest client that the CPA firm performing an audit could not maintain; further, we do not sell any non-audit services to an SEC-reporting attest client that the CPA firm performing an audit could not sell under the auditor independence limitations set out in the Sarbanes-Oxley Act of 2002 and other professional accountancy independence standards. SEC staff informed us that independence rules that apply to clients that receive attest services under SEC and Public Company Accounting Oversight Board (“PCAOB”) standards from such CPA firms would prohibit such clients from holding any stock of CBIZ, Inc. However, applicable professional standards generally permit CBIZ to provide additional services to privately-held companies, in addition to those services which may be provided to SEC-reporting attest clients of a CPA firm. CBIZ and the CPA firms have implemented policies and procedures designed to enable us to maintain independence and freedom from conflicts of interest in accordance with applicable standards. Given the pre-existing limits set by CBIZ on its relationships with SEC-reporting attest clients of associated CPA firms, and the limited number and size of such clients, the imposition of independence limitations under the Sarbanes-Oxley Act, SEC rule or interpretation, or PCAOB standards do not and are not expected to materially affect CBIZ revenues.

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

Laws and regulations could result in changes in the amount or the type of business services required by businesses and individuals. We cannot be sure that future laws and regulations will provide the same or similar opportunities for us to provide business consulting and management services to businesses and individuals. State insurance regulators have conducted inquiries to clarify the nature of compensation arrangements within the insurance brokerage industry. Future regulatory actions or laws, including the Affordable Care Act, may limit or eliminate our ability to enhance revenue through all current compensation arrangements and may result in a diminution of future insurance brokerage revenue from these sources. Accordingly, CBIZ’s ability to continue to operate in some states may depend on our flexibility to modify our operational structure in response to these changes in regulations.

Changes in the United States health care environment, including new health care legislation, may adversely affect the revenue and margins in our health care benefit businesses.

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

CBIZ is not a CPA firm and does not perform any attest services for clients. CBIZ does not maintain any ownership interest in or control over any CPA firm with which a CBIZ subsidiary may maintain an ASA. All personnel and staff of CBIZ who are provided to such CPA firms work under the sole direction, supervision and control of the particular CPA firm, and CBIZ does not control how attest work is conducted. For these reasons we do not believe we have liability to any party related to their receipt of attest services from such CPA firms. Nevertheless, from time to time CBIZ has been sued for attest work that we do not perform but which is performed by such CPA firms. While we have been successful to date in defending against such suits, it is possible that similar claims may be brought in the future. We will be required to defend against such claims, and may incur expenses related to such lawsuits and may not be successful in defending against such lawsuits. In the event that the CPA firms with which we maintain ASAs incur judgments and costs related to such suits that threaten the solvency of the CPA firms, CBIZ may incur expenditures related to such proceedings.

The future issuance of additional shares could adversely affect the price of our common stock.

Future sales or issuances of common stock, including those related to the uses described below, or the perception that sales could occur, could adversely affect the market price of our common stock and dilute the percentage ownership held by our stockholders. We have authorized 250.0 million shares, and have approximately 52.6 million shares outstanding at February 29, 2016. A substantial number of these shares have been issued in connection with acquisitions. As part of many acquisition transactions, shares are contractually restricted from sale for a one-year period, and as of February 29, 2016, approximately 0.4 million shares of common stock were under lock-up contractual restrictions that expire by December 31, 2016. We cannot be sure when sales by holders of our stock will occur, how many shares will be sold or the effect that sales may have on the market price of our common stock.

The Company’s 4.875% Convertible Senior Subordinated Notes due 2015 (the “2010 Notes”) matured on October 1, 2015. No shares of CBIZ common stock were issued in conjunction with the maturation of the $48.4 million outstanding principal amount of the 2010 Notes.

Prior to the October 1, 2015 maturity date

•

During the second quarter of 2015, the Company issued 5.1 million shares of CBIZ common stock plus cash consideration in privately negotiated transactions in exchange for retiring $49.3 million of its 2010 Notes.

•

During the nine months ended September 30, 2014, the Company issued 1.5 million shares of CBIZ common stock plus cash consideration in privately negotiated transactions in exchange for retiring $32.4 million of its 2010 Notes.

Our principal stockholders may have substantial control over our operations.

At December 31, 2015, the stockholders identified below beneficially owned (within the meaning of Rule 13d-3 of the Exchange Act) the following aggregate amounts and percentages of our common stock:

	Number of Shares (in millions)	% of CBIZ’s Outstanding Common Stock
Burgundy Asset Management Ltd.	5.1	9.8%
Fidelity Management & Research Co.	4.7	9.1%
Dimensional Fund Advisors LP	4.2	8.1%
Cardinal Capital Management LLC	2.7	5.0%

The foregoing as a group	16.7	32.0%

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

At December 31, 2015, our debt consisted primarily of $205.8 million in principal amount outstanding under our credit facility (as amended the “credit facility”). Our debt requires us to dedicate a significant portion of our cash flow from operations to pay interest on our indebtedness, thereby reducing the funds available to use for acquisitions, capital expenditures and general corporate purposes. Our ability to make interest payments on our debt, and to fund acquisitions, will depend upon our ability to generate cash in the future. Insufficient cash flow could place us at risk of default under our debt agreements or could prevent us from expanding our business as planned. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our credit facility in an amount sufficient to enable us to fund our other liquidity needs.

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

CBIZ acquired three businesses and six client lists during 2015, and maintains a healthy pipeline of potential businesses for acquisition. Targeted acquisitions are part of our growth strategy, and it is our intention to selectively acquire businesses or client lists that are complementary to existing service offerings in our target markets. However, we cannot be certain that we will be able to continue identifying appropriate acquisition candidates and acquire them on satisfactory terms, and we cannot be assured that such acquisitions, even if completed, will perform as expected or will contribute significant synergies, revenues or profits. In addition, we may also face increased competition for acquisition opportunities, which may inhibit our ability to complete transactions on terms that are favorable to us. As discussed above, there are certain provisions under our credit facility that may limit our ability to acquire additional businesses. In the event that we are not in compliance with certain covenants as specified in our credit facility, we could be restricted from making acquisitions, restricted from borrowing funds from our credit facility for other uses, or required to pay down the outstanding balance on the line of credit. However, management believes that funds available under the credit facility, along with cash generated from operations, will be sufficient to meet our liquidity needs, including planned acquisition activity in the foreseeable future. To the extent we are unable to find suitable acquisition candidates, an important component of our growth strategy may not be realized.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

CBIZ’s corporate headquarters is located at 6050 Oak Tree Boulevard, South, Suite 500, Cleveland, Ohio 44131, in leased premises. CBIZ and its subsidiaries lease more than 100 offices in 33 states. CBIZ believes that its current facilities are sufficient for its current needs.

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

Mortgages Ltd. had been audited by Mayer Hoffman, a CPA firm that has an administrative services agreement with CBIZ. The lawsuits asserted claims against Mayer Hoffman for, among others things, violations of the Arizona Securities Act, common law fraud, and negligent misrepresentation, and sought to hold the CBIZ Parties vicariously liable for Mayer Hoffman’s conduct as either a statutory control person under the Arizona Securities Act or a joint venturer under Arizona common law. CBIZ is not a CPA firm, does not provide audits, and did not audit any of the entities at issue in these lawsuits, nor is CBIZ a control person of, or a joint venture with, Mayer Hoffman.

With the exception of claims being pursued by two plaintiffs from the Ashkenazi lawsuit (“Baldino Group”), all other matters have been dismissed or settled without payment by the CBIZ Parties. The Baldino Group’s claims, which allege damages of approximately $16.0 million, are currently stayed as to the CBIZ Parties and Mayer Hoffman and no trial date has been set.

The CBIZ Parties deny all allegations of wrongdoing made against them and are vigorously defending the remaining proceedings relating to the Baldino Group’s claims. In particular, the CBIZ Parties are not control persons under the Arizona Securities Act of, or in a joint venture with, Mayer Hoffman. The CBIZ Parties do not have, in any respects, the legal right to control Mayer Hoffman’s audits or any say in how the audits are conducted. The Company has been advised by Mayer Hoffman that it denies all allegations of wrongdoing made against it and that it intends to continue vigorously defending the matters.

The Company cannot predict the outcome of the above matters or estimate the possible loss or range of loss, if any. Although the proceedings relating to the Baldino Group’s claims are subject to uncertainties inherent in the litigation process and the ultimate disposition of these proceedings is not presently determinable, management believes that the allegations are without merit and that the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

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

	2015		2014
	High	Low	High	Low
First quarter	$9.44	$7.93	$9.45	$8.19
Second quarter	$9.88	$8.65	$9.39	$8.16
Third quarter	$10.28	$9.07	$9.40	$7.87
Fourth quarter	$11.54	$9.78	$9.39	$7.78

On December 31, 2015, the last reported sale price of CBIZ’s common stock as reported on the NYSE was $9.86 per share. As of February 29, 2016, CBIZ had approximately 2,100 holders of record of its common stock, and the last sale of CBIZ’s common stock as of that date was $10.60.

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

During the year ended December 31, 2015, CBIZ issued approximately 0.3 million shares of its common stock as payment for contingent consideration for acquisitions that occurred prior to 2015.

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

The 2010 Notes matured on October 1, 2015. Prior to the maturity date, the Company issued 5.1 million shares of CBIZ common stock plus cash consideration in privately negotiated transactions in exchange for retiring $49.3 million of its 2010 Notes during the second quarter of 2015. The issuances of common stock were made pursuant to the exemption from the registration provided by Section 3(a)(9) of the Securities Act, on the basis that the exchange constitutes an exchange with an existing holder exclusively in a privately negotiated transaction where no commission or other remuneration has been paid or given directly or indirectly for soliciting such exchange.

(c)	Issuer purchases of equity securities

Periodically, CBIZ’s Board of Directors authorizes a Share Repurchase Program (the “Share Repurchase Program”) which allows the Company to purchase shares of its common stock in the open market or in a privately negotiated transaction according to SEC rules. On February 11, 2015, February 13, 2014 and

February 6, 2013, CBIZ’s Board of Directors authorized the continuation of the Company’s Share Repurchase Program, each of which authorized the purchase of up to 5.0 million shares of CBIZ common stock to be obtained in open market, privately negotiated, or 10b5-1 trading plan purchases. Each Share Repurchase Program is effective beginning April 1 of the respective plan year, and each expires one year from the respective effective date. The Share Repurchase Programs do not obligate CBIZ to acquire any specific number of shares and may be suspended at any time.

At December 31, 2015, we had 1.7 million common shares remaining for repurchase under the Share Repurchase Program expiring March 31, 2016. The Company did not repurchase shares of its common stock during the three months ended December 31, 2015.

On February 11, 2016, the CBIZ Board of Directors authorized the continuation of the Share Repurchase Program, which has been renewed annually for the past twelve years. This authorization renews the 5.0 million share authorization currently in place which expires on March 31, 2016.

CBIZ has utilized, and may utilize in the future, trading plans under Rule 10b5-1 to allow for repurchases by the Company during periods when it would not normally be active in the trading market due to regulatory restrictions. Subsequent to December 31, 2015 up to the date of this filing, CBIZ repurchased approximately 0.6 million shares in the open market at a total cost of approximately $6.1 million under the Company’s current Rule 10b5-1 trading plan, which allows CBIZ to repurchase shares below a predetermined price per share. Additionally, the maximum number of shares that may be purchased by the Company each day is governed by Rule 10b-18 under the Exchange Act.

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

Performance Graph

The graph below matches the cumulative 5-Year total return of holders of CBIZ, Inc.’s common stock with the cumulative total returns of the S&P 500 index, the Russell 2000 index and a customized peer group of five companies that includes: Brown & Brown, Inc., H & R Block, Inc., Paychex, Inc., Resources Connection, Inc. and Towers Watson & Company. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on 12/31/2010 and tracks it through 12/31/2015.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among CBIZ, Inc., the S&P 500 Index, the Russell 2000 Index, and a Peer Group

*	$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2016 S&P, a division of McGraw Hill Financial. All rights reserved.

Copyright© 2016 Russell Investment Group. All rights reserved.

	12/10	12/11	12/12	12/13	12/14	12/15
CBIZ, Inc.	100.00	97.92	94.71	146.15	137.18	158.01
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18
Peer Group	100.00	107.55	118.74	188.30	197.19	222.15

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

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$750,422	$719,483	$677,171	$612,689	$577,862
Operating expenses	653,944	629,804	593,339	540,305	504,324

Gross margin	96,478	89,679	83,832	72,384	73,538
Corporate general and administrative expenses	32,594	34,183	34,398	30,209	31,533

Operating income	63,884	55,496	49,434	42,175	42,005
Other (expense) income:
Interest expense	(8,902)	(13,124)	(15,374)	(14,999)	(16,047)
Gain on sale of operations, net	84	1,303	79	2,766	2,920
Other income, net (1)	2,766	6,893	7,817	8,215	3,200

Total other expense, net	(6,052)	(4,928)	(7,478)	(4,018)	(9,927)
Income from continuing operations before income tax expense	57,832	50,568	41,956	38,157	32,078
Income tax expense	22,829	20,154	16,577	14,364	12,358

Income from continuing operations	35,003	30,414	25,379	23,793	19,720
(Loss) income from operations of discontinued operations, net of tax	(2,323)	(754)	2,148	7,263	8,273
Gain on disposal of discontinued operations, net of tax	1,427	99	58,336	90	14

Net income	$34,107	$29,759	$85,863	$31,146	$28,007

Basic weighted average common shares	50,280	48,343	48,632	49,002	49,328
Diluted weighted average common shares	52,693	51,487	49,141	49,252	49,599
Diluted earnings per share:
Continuing operations	$0.66	$0.59	$0.52	$0.48	$0.40
Net income	$0.65	$0.58	$1.75	$0.63	$0.56
Other Data:
Total assets	$998,200	$991,244	$897,458	$970,191	$812,357
Long-term debt (2)	$206,550	$203,969	$173,756	$332,538	$265,527
Total liabilities	$570,252	$591,399	$523,012	$674,959	$552,199
Total stockholders’ equity	$427,948	$399,845	$374,446	$295,232	$260,158
Adjusted EBITDA (3)	$87,039	$82,220	$75,542	$66,538	$59,945

(1)	“Other income, net” includes net losses/gains attributable to assets held in the Company’s deferred compensation plan which totaled net (losses)/gains of $(0.7) million, $3.7 million, $8.2 million, $4.3 million and $(0.4) million for 2015, 2014, 2013, 2012 and 2011, respectively. These net losses/gains do not impact “Income from continuing operations before income tax expense” as they are directly offset by compensation adjustments included in “Operating expenses” and “Corporate general and administrative expenses.”

During 2015, 2014, 2013, 2012 and 2011, CBIZ recorded other income (expense) of $2.9 million, $4.0 million, ($0.9) million, $1.0 million and $3.5 million, respectively, related to net decreases/increases in the fair value of contingent consideration related to CBIZ’s prior acquisitions.

During 2015 and 2014, CBIZ recorded non-operating charges of $0.8 million and $1.5 million in “Other income, net” from the early retirement of $49.3 million and $32.4 million face value of its 2010 Notes. Included in 2012 are proceeds of $1.9 million related to a legal settlement. Also during 2015, CBIZ recorded other income of $1.6 million related to benefit incentives associated with an office relocation.

(2)	Represents bank debt and the convertible notes, which are reported in the accompanying Consolidated Balance Sheets.

(3)	Adjusted EBITDA, a Non-GAAP measure, represents income from continuing operations before income tax expense, interest expense, gain on sale of operations, net, and depreciation and amortization expense. The Company has included Adjusted EBITDA because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company’s ability to service debt. Adjusted EBITDA should not be regarded as an alternative or replacement to any measurement of performance under generally accepted accounting principles.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist in the understanding of CBIZ’s financial position at December 31, 2015 and 2014, and results of operations and cash flows for each of the years ended December 31, 2015, 2014 and 2013. This discussion should be read in conjunction with CBIZ’s consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” and “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Executive Summary

Revenue

Revenue for the year ended December 31, 2015 increased $30.9 million, or 4.3%, to $750.4 million from $719.5 million for the same period in 2014. The increase in revenue was attributable to an increase in same-unit revenue of $17.5 million, or 2.5%, and newly acquired operations, net of divestitures, of $13.4 million, or 1.8%.

Income from Continuing Operations

Income from continuing operations increased $4.6 million, or 15.1%, to $35.0 million for the year ended December 31, 2015 compared to $30.4 million for the year ended December 31, 2014. Refer to “Results of Operations — Continuing Operations” for a detailed discussion of the components of income from continuing operations.

Earnings Per Diluted Share from Continuing Operations

Earnings per diluted share from continuing operations were $0.66, $0.59 and $0.52 for the years ended December 31, 2015, 2014 and 2013, respectively. The fully diluted weighted average share count was 52.7 million shares, 51.5 million shares and 49.1 million shares at December 31, 2015, 2014 and 2013.

•

The $48.4 million outstanding principal amount of the 2010 Notes matured on October 1, 2015. No shares of CBIZ common stock were issued in conjunction with the maturation of the 2010 Notes. For further discussion regarding the 2010 Notes, refer below under “2010 Notes” in this Management’s Discussion and Analysis of Financial Condition Results of Operations and Note 8 to the accompanying consolidated financial statements.

•

Prior to the October 1, 2015 maturity date, in privately negotiated transactions, the Company issued 5.1 million shares of CBIZ common stock plus cash consideration in exchange for retiring $49.3 million of its 2010 Notes during the second quarter of 2015. During the nine months ended September 30, 2014, the Company issued 1.5 million shares of CBIZ common stock plus cash consideration in privately negotiated transactions in exchange for retiring $32.4 million of its 2010 Notes.

•	The Company repurchased 3.8 million shares of CBIZ common stock during the year ended December 31, 2015 compared to 3.2 million shares of CBIZ common stock during the same period in 2014.

•	The common stock equivalents related to the 2010 Notes decreased 0.8 million shares to 1.2 million shares for the year ended December 31, 2015 from 2.0 million shares for the same period in 2014.

Excluding the impact of the common stock equivalents related to the 2010 Notes, fully diluted earnings per share from continuing operations would have been $0.68 and $0.61 for the years ended December 31, 2015 and 2014, respectively. The common stock equivalents had no impact on fully diluted weighted average shares in 2013.

Non-GAAP Earnings Per Diluted Share from Continuing Operations

CBIZ believes Non-GAAP earnings per diluted share illustrate the impact of certain non-cash charges on “income from continuing operations” and is a useful performance measure for the Company, its analysts and its stockholders. Non-GAAP earnings per diluted share are a measurement prepared on a basis other than Generally Accepted Accounting Principles (“GAAP”).

•	Non-GAAP earnings per diluted share were $1.14 and $1.07 for the years ended December 31, 2015 and 2014, respectively.

•

Excluding the impact of the share equivalents related to the 2010 Notes, Non-GAAP earnings per diluted share would have been $1.16 and $1.12 for the years ended December 31, 2015 and 2014, respectively.

The Company has provided a reconciliation to the nearest GAAP measurement, “earnings per diluted share from continuing operations” for the years ended December 31, 2015, 2014 and 2013, respectively, and is provided in the “Results of Operations — Continuing Operations” section.

Strategic Accomplishments and Other Events

The following items highlight the Company’s significant strategic accomplishments and other events for the year ended December 31, 2015.

Appointment of Jerome Grisko, Jr. to the Company’s Board of Directors

Jerome Grisko, Jr., President and COO, was appointed to the CBIZ Board of Directors, effective November 11, 2015. Mr. Grisko will assume the position of CEO in March 2016 following the retirement of Steven Gerard, CBIZ’s current Chairman and CEO. Mr. Gerard will remain non-executive Chairman of the Board.

2010 Notes

The 2010 Notes matured on October 1, 2015. No shares of CBIZ common stock were issued in conjunction with the maturation of the $48.4 million outstanding principal amount of the 2010 Notes. Holders received $1,000 in cash for each $1,000 principal amount of 2010 Notes along with a premium of the conversion value over par value. The $71.8 million conversion value of the 2010 Notes was determined by a cash averaging period that began on October 5, 2015 and ended on October 30, 2015. Cash payments were settled on November 4, 2015 with funds available under the credit facility.

For further discussion regarding debt and financing arrangements, see Note 8 to the accompanying consolidated financial statements.

Share Repurchases

On February 11, 2016, CBIZ’s Board of Directors authorized the purchase of up to 5.0 million shares of CBIZ common stock. The Company’s Share Repurchase Program may be suspended or discontinued at any time and expires on April 1, 2017. The shares may be purchased in open market, privately negotiated transactions or Rule 10b5-1 trading plan purchases in accordance with the SEC rules. The Company’s management will determine the timing and amount of the transactions based on its evaluation of market conditions and other factors.

CBIZ believes that repurchasing shares of its common stock under the Share Repurchase Program is a prudent use of the Company’s financial resources, and that investing in its shares is an attractive use of capital and an efficient means to provide value to CBIZ shareholders.

•

The Company repurchased 3.8 million shares of CBIZ common stock at a total cost of approximately $35.2 million during the year ended December 31, 2015 compared to 3.2 million shares of CBIZ common stock at a total cost of approximately $26.6 million during the same period in 2014.

•

Subsequent to December 31, 2015 up to the date of this filing, CBIZ repurchased approximately 0.6 million shares at a total cost of approximately $6.1 million under a Rule 10b5-1 trading plan, which allows CBIZ to repurchase shares below a predetermined price per share.

Acquisitions and Divestitures

For the year ended December 31, 2015, CBIZ completed three acquisitions and purchased six client lists.

•

Model, located in Trevose, Pennsylvania, effective March 1, 2015. Model provides employee benefit consulting services to mid-sized companies in the Philadelphia and Southern New Jersey markets. Annualized revenue attributable to Model is estimated to be approximately $4.2 million. Operating results attributable to Model are reported in the Employee Services practice group.

•

PRG, located in Woodstock, Georgia, effective October 1, 2015. PRG provides pension administration solutions including defined benefit administration, data warehousing, benefit communication, compensation statement and human capital services to clients ranging in size from 500 to over 60,000 participants. Annualized revenue attributable to PRG is estimated to be approximately $4.8 million. Operating results attributable to PRG are reported in the Employees Services practice group.

•

Cottonwood, located in Overland Park, Kansas, effective December 1, 2015. Cottonwood provides pension plan consulting, actuarial and investment services for institutional pension plans, retirement funds, endowment funds and foundations. Annualized revenue attributable to Cottonwood is estimated to be $3.1 million. Operating results attributable to Cottonwood are reported in the Employees Services practice group.

•	During the year ended December 31, 2015, CBIZ also purchased six client lists, all of which are reported in the Employee Services practice group.

Amendments to Credit Agreement

On April 10, 2015, CBIZ entered into an Amendment to the Credit Agreement that governs the credit facility, dated July 28, 2014, by and among the Company and Bank of America, N.A., as administrative agent and bank, and other participating banks, to remove certain events from the definition of Change of Control. This amendment had no impact on the terms of the credit facility (other than as described above), the accompanying Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows. For further discussion regarding debt and financing arrangements, see Note 8 to the accompanying consolidated financial statements.

On October 16, 2015, CBIZ entered into a Second Amendment to the Credit Agreement that governs the credit facility, dated as of July 28, 2014, by and among the Company and Bank of America, N.A., as administrative agent and bank, and other participating banks, to incorporate swap obligations in the Agreement. This amendment had no impact on the terms of the credit facility (other than as described above), the accompanying Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows.

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

Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on July 1, 2015, revenue for the period January 1, 2016 through June 30, 2016 would be reported as revenue from acquired businesses; same-unit revenue would include revenue for the periods July 1 through December 31 of both years. Divested operations represent operations that did not meet the criteria for treatment as discontinued operations. Those businesses that have met the requirements to be treated as a discontinued operation are eliminated from continuing operations for all periods presented below.

Revenue

The following table summarizes total revenue for the years ended December 31, 2015, 2014 and 2013:

Year Ended December 31,
	2015	Percent	2014	Percent	2013	Percent
(Dollars in thousands)
Financial Services	$475,587	63.4%	$459,733	63.9%	$441,787	65.2%
Employee Services	226,482	30.2%	224,898	31.3%	204,863	30.3%
National Practices	29,533	3.9%	29,455	4.1%	30,074	4.4%

Total same-unit revenue	731,602	97.5%	714,086	99.3%	676,724	99.9%
Acquired businesses	18,820	2.5%	—	—	—	—
Divested operations	—	—	5,397	0.7%	447	0.1%

Total revenue	$750,422	100.0%	$719,483	100.0%	$677,171	100.0%

A detailed discussion of revenue by practice group is included under “Operating Practice Groups.”

Operating Expenses

The following table presents our operating expenses for the years ended December 31, 2015, 2014 and 2013:

Year Ended December 31,
	2015	2014	2013
(Dollars in thousands, except percentages)
Operating expenses	$653,944	$629,804	$593,339
Operating expenses % of revenue	87.1%	87.5%	87.6%

2015 Compared to 2014

Operating expenses increased $24.1 million, or 3.8% during the year ended December 31, 2015 compared to the same period in 2014 and was primarily due to an increase in expenses related to personnel costs and adjustments to the fair value of investments held in relation to the deferred compensation plan. The increase in personnel costs by the individual practice groups is discussed in further detail under “Operating Practice Groups.”

•

Personnel costs increased $20.2 million, or 4.2%, primarily due to an increase in salaries and wages and the related benefits as well as increases in commissions paid. Acquisitions contributed approximately $11.0 million to personnel costs.

•	Operating expenses include a benefit of $0.6 million in 2015 and an expense of $3.2 million in 2014, respectively, related to the Company’s deferred compensation plan.

•	Excluding these items, operating expenses would have been $654.5 million and $626.6 million, or 87.2% and 87.1% of revenue for the years ended December 31, 2015 and 2014, respectively.

•

Benefits and expenses related to the Company’s deferred compensation plan are directly offset by “Other (expense) income, net” and have no impact on “Income from continuing operations before income tax expense.”

•	The remaining fluctuation consists of other operating expenses of which none are individually significant.

2014 Compared to 2013

Operating expenses increased $36.5 million, or 6.1% during the year ended December 31, 2014 compared to the same period in 2013 and was primarily due to an increase in expenses related to personnel costs and travel and related costs. The increase in personnel costs and travel and related costs by the individual practice groups is discussed in further detail under “Operating Practice Groups.”

•

Personnel costs increased $27.3 million, or 6.1%, and were attributable to the same factors as discussed above in the 2015 compared to 2014 period. Acquisitions contributed approximately $14.5 million to personnel costs.

•

Travel and related costs contributed an increase of approximately $1.9 million, or 10.2%, due to a higher volume of engagement-related costs (which are billed to clients) and the impact of acquisitions.

•

Other operating expenses such as computer and equipment costs and depreciation and amortization increased nearly $4.0 million due to acquisitions. Acquisitions are discussed in further detail under “Operating Practice Groups.” Operating expenses for the years ended December 31, 2014 and 2013 include expenses of $3.2 million and $7.4 million, respectively, related to the Company’s deferred compensation plan.

•	Excluding these items, operating expenses would have been $626.6 million and $586.0 million, or 87.1% and 86.5% of revenue for the years ended December 31, 2014 and 2013, respectively.

•

Benefits and expenses related to the Company’s deferred compensation plan are directly offset by “Other (expense) income, net” and have no impact on “Income from continuing operations before income tax expense.”

•	The remaining fluctuation consists of other operating expenses of which none are individually significant.

Gross Margin

The following table presents our gross margin for the years ended December 31, 2015, 2014 and 2013:

Year Ended December 31,
	2015	2014	2013
(Dollars in thousands, except percentages)
Gross margin	$96,478	$89,679	$83,832
Gross margin % of revenue	12.9%	12.5%	12.4%

2015 Compared to 2014

Gross margin increased $6.8 million, or 7.6%, to $96.5 million for the year ended December 31, 2015 from $89.7 million for the same period in 2014 and increased as a percentage of revenue to 12.9% for the year ended December 31, 2015 from 12.5% for the same period in 2014.

Gross margin includes a benefit in 2015 and an expense in 2014 related to the Company’s deferred compensation plan as discussed above under “Operating expenses.” Excluding these items, gross margin would have been $95.9 million and $92.9 million, or 12.8% and 12.9%, for the years ended December 31, 2015 and 2014, respectively. The impact on gross margin by the individual practice groups is discussed in further detail under “Operating Practice Groups.”

2014 Compared to 2013

Gross margin increased $5.8 million, or 7.0%, to $89.7 million for the year ended December 31, 2014 from $83.8 million for the year ended December 31, 2013 and remained flat as a percentage of revenue at 12.5% and 12.4% for the years ended December 31, 2015 and 2014, respectively.

Gross margin includes expenses related to the Company’s deferred compensation plan as discussed above under “Operating expenses.” Excluding these items, gross margin would have been $92.9 million and $91.2 million, or 12.9% and 13.5%, for the years ended December 31, 2014 and 2013, respectively. The impact on gross margin by the individual practice groups is discussed in further detail under “Operating Practice Groups.”

Corporate General and Administrative (“G&A”) Expenses

The following table presents our G&A expenses for the years ended December 31, 2015, 2014 and 2013:

Year Ended December 31,
	2015	2014	2013
(Dollars in thousands, except percentages)
G&A expenses	$32,594	$34,183	$34,398
G&A expenses % of revenue	4.3%	4.8%	5.1%

2015 Compared to 2014

The decrease in G&A expenses for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to a decrease in professional fees of $1.2 million and personnel costs of $0.3 million.

•

The decrease in professional fees was primarily attributable to a decrease in legal expenses related to case dismissals and settlements. For further discussion regarding legal proceedings, see Note 11 to the accompanying consolidated financial statements.

•	The decrease in personnel cost was attributable to a decrease in incentive-based compensation.

G&A expenses include a benefit of $0.1 million in 2015 and an expense of $0.5 million in 2014, respectively, related to the Company’s deferred compensation plan.

•	Excluding these items, G&A expenses would have been $32.7 million and $33.7 million, or 4.4% and 4.7% of revenue for the years ended December 31, 2015 and 2014, respectively.

•

Benefits and expenses related to the Company’s deferred compensation plan are directly offset by “Other (expense) income, net” and have no impact on “Income from continuing operations before income tax expense.”

2014 Compared to 2013

The decrease in G&A expenses for the year ended December 31, 2014 compared to the same period in 2013 was primarily the result of lower legal fees incurred in 2014 compared to 2013.

G&A expenses for the years ended December 31, 2014 and 2013 include expenses of $0.5 million and $0.8 million, respectively, related to the Company’s deferred compensation plan.

•	Excluding these items, G&A expenses would have been $33.7 million and $33.6 million, or 4.7% and 5.0% of revenue for the years ended December 31, 2014 and 2013, respectively.

•

Benefits and expenses related to the Company’s deferred compensation plan are directly offset by “Other (expense) income, net” and have no impact on “Income from continuing operations before income tax expense.”

Other (Expense) Income

The following tables present our other (expense) income for the years ended December 31, 2015, 2014 and 2013:

Year Ended December 31,
	2015	2014	2013
(Dollars in thousands)
Interest expense	$(8,902)	$(13,124)	$(15,374)
Gain on sale of operations, net	84	1,303	79
Other income, net (1)	2,766	6,893	7,817

Total other expense, net	$(6,052)	$(4,928)	$(7,478)

(1)	Other income, net includes net losses and gains associated with the value of investments held in a rabbi trust related to the deferred compensation plan. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan do not impact CBIZ’s other expense, net as they are offset by a corresponding increase or decrease to compensation expense, which is recorded as operating and G&A expenses in the accompanying Consolidated Statements of Comprehensive Income.

A net loss of $0.7 million and net gains of $3.7 million and $8.2 million are included in the years ended December 31, 2015, 2014 and 2013, respectively.

Interest Expense

The decrease in interest expense was due to:

•	The maturation of the 2010 Notes during the fourth quarter of 2015 at an interest rate of 7.50% with $71.8 million cash from the credit facility at a weighted average interest rate of 2.02%.

•

Also contributing to the decrease was the early retirement of the 2010 Notes during the second quarter of 2015 and nine months ended September 30, 2014 at an interest rate of 7.50% with funds available under the credit facility at a weighted average interest rate of 2.14% (second quarter of 2015) and 2.55% (nine months ended September 30, 2014).

Debt and financing arrangements are further discussed in Note 8 to the accompanying consolidated financial statements.

Gain on Sale of Operations, Net

The gain on sale of operations, net of $1.3 million for the year ended December 31, 2014 was primarily attributable to the sale of the Miami office under the Financial Services practice group.

Other Income, Net

2015

•	Adjustments to the fair value of the Company’s contingent purchase price liability related to prior acquisitions resulted in other income of $2.9 million for the year ended December 31, 2015.

•

During the year ended December 31, 2015, the Company recorded other income of $1.6 million related to benefit incentives associated with an office relocation. No such other income was recorded during the year ended December 31, 2014 and 2013.

•	Also included in “Other income, net” for the year ended December 31, 2015 is a non-operating charge of $0.8 million from the early retirement of the 2010 Notes in the second quarter of 2015.

2014

•	Adjustments to the fair value of the Company’s contingent purchase price liability related to prior acquisitions resulted in other income of $4.0 million during the year ended December 31, 2014.

•	Also included in “Other income, net” for the year ended December 31, 2014 is a non-operating charge of $1.5 million from the early retirement of the 2010 Notes in 2014.

2013

•	Adjustments to the fair value of the Company’s contingent purchase price liability related to prior acquisitions resulted in other expense of $0.9 million during the year ended December 31, 2013.

Income Tax Expense

The following tables present our income tax expense for the years ended December 31, 2015, 2014 and 2013:

Year Ended December 31,
	2015	2014	2013
(Dollars in thousands, except percentages)

Income tax expense	$22,829	$20,154	$16,577

Effective tax rate	39.5%	39.9%	39.5%

CBIZ recorded income tax expense from continuing operations of $22.8 million, $20.2 million and $16.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. The effective tax rate for the years ended December 31, 2015, 2014 and 2013 was 39.5%, 39.9% and 39.5%, respectively. For further discussion regarding income tax expense, see Note 7 to the accompanying consolidated financial statements.

Earnings Per Share and Non-GAAP Earnings Per Share

The following table is a reconciliation of income from continuing operations to Non-GAAP earnings from operations and diluted earnings per share from continuing operations to Non-GAAP earnings per share for the years ended December 31, 2015, 2014 and 2013.

NON-GAAP EARNINGS AND PER SHARE DATA

Reconciliation of Income from Continuing Operations to Non-GAAP Earnings from Continuing Operations

Year Ended December 31,

	2015	Per Share	2014	Per Share	2013	Per Share

(Dollars in thousands, except per share data)
Income from continuing operations	$35,003	$0.66	$30,414	$0.59	$25,379	$0.52
Selected non-cash charges:
Amortization expense	14,731	0.28	14,478	0.29	13,535	0.27
Depreciation expense	5,658	0.11	5,353	0.10	4,756	0.10
Non-cash interest on convertible notes	1,434	0.03	2,728	0.05	2,840	0.06
Stock-based compensation	5,729	0.11	6,205	0.12	5,655	0.12
Adjustment to contingent earnouts	(2,853)	(0.05)	(3,988)	(0.08)	865	0.01

Non-cash charges	$24,699	$0.48	$24,776	$0.48	$27,651	$0.56

Non-GAAP earnings — continuing operations	$59,702	$1.14	$55,190	$1.07	$53,030	$1.08

Earnings per share from continuing operations were $0.66, $0.59 and $0.52 for the years ended December 31, 2015, 2014 and 2013, respectively.

Non-GAAP earnings per share were $1.14, $1.07 and $1.08 for the years ended December 31, 2015, 2014 and 2013, respectively. The Company believes Non-GAAP earnings and Non-GAAP earnings per diluted share illustrate the impact of certain non-cash charges and credits to income from continuing operations and are a useful performance measure for the Company, its analysts and its stockholders. Management uses these performance measures to evaluate CBIZ’s business, including ongoing performance and the allocation of resources. Non-GAAP earnings and Non-GAAP earnings per diluted share are provided in addition to the presentation of GAAP measures and should not be regarded as a replacement or alternative of performance under GAAP.

Operating Practice Groups

CBIZ delivers its integrated services through three practice groups: Financial Services, Employee Services and National Practices. A description of these groups’ operating results and factors affecting their businesses is provided below.

Financial Services

Year Ended December 31,
	2015	2014	$ Change	% Change
(Dollars in thousands)
Revenue
Same-unit	$475,587	$459,733	$15,854	3.4%
Acquired businesses	809	—	809
Divested operations	—	5,397	(5,397)

Total revenue	476,396	465,130	11,266	2.4%
Operating expenses	412,211	399,783	12,427	3.1%

Gross margin	$64,185	$65,347	$(1,161)	(1.8)%

Gross margin percent	13.5%	14.0%

Year Ended December 31,
	2014	2013	$ Change	% Change
(Dollars in thousands)
Revenue
Same-unit	$454,809	$441,787	$13,022	2.9%
Acquired businesses	10,321	—	10,321

Total revenue	465,130	441,787	23,343	5.3%
Operating expenses	399,783	380,660	19,123	5.0%

Gross margin	$65,347	$61,127	$4,220	6.9%

Gross margin percent	14.0%	13.8%

2015 Compared to 2014

Revenue

The increase in same-unit revenue was primarily the result of stronger performances in the units that provide national services, which increased approximately $12.9 million, or 9.3%. This was primarily due to increased project work and growth in the federal and state governmental healthcare compliance business and in CBIZ’s risk and advisory practice. With respect to the accounting units, same-unit revenue was up slightly as a result in increased accounting related services.

The growth in revenue from acquisitions was provided by LBR, located in Tampa, Florida, that was acquired effective February 1, 2014. The revenue from divestitures was from a Financial Services business located in Miami which was sold on November 1, 2014.

CBIZ provides a range of services to affiliated CPA firms under ASAs. Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying Consolidated Statements of Comprehensive Income and were approximately $137.5 million and $133.7 million for the years ended December 31, 2015 and 2014, respectively.

Operating Expenses

The largest components of operating expenses for the Financial Services practice group are personnel costs, occupancy costs, and travel and related costs, which represent 89.3% and 89.5% of total operating expenses and 77.3% and 76.9% of total revenue for the years ended December 31, 2015 and 2014, respectively.

•

Personnel costs were $326.7 million and $318.2 million, or 68.6% and 68.4% of revenue, for the years ended December 31, 2015 and 2014, respectively. The increase was attributable to staff compensation increases of $7.2 million and related benefit cost increases of $0.7 million.

•

Occupancy costs were $26.9 million and $24.6 million, or 5.7% and 5.3% of revenue, for the years ended December 31, 2015 and 2014, respectively. The increase was primarily due to additional costs related to the relocation of the Kansas City office as well as increases in common area charges at numerous other locations.

•

Travel and related costs were $14.5 million and $14.8 million, or 3.0% and 3.2% of revenue, for the years ended December 31, 2015 and 2014, respectively. The decrease is primarily due to a reduction in training and conferences related costs partially offset by an increase in expenses billed to clients.

2014 Compared to 2013

Revenue

The growth in same-unit revenue was approximately 50% attributable to the traditional accounting and tax services and 50% attributable to stronger performance in the units that provide certain national services.

•	The growth in the traditional accounting and tax services was due to price increases on services performed during the year ended December 31, 2014 compared to the same period in 2013.

•

Growth in the national units was primarily due to a 9.7% increase in revenue related to those units that provide valuation services and a 6.0% increase in revenue related to the federal and state governmental health care compliance industry.

The growth in revenue from acquisitions was provided by:

•	Knight Field Fabry, LLP (“Knight”), located in Denver, Colorado, acquired effective November 1, 2013, and

•	LBR, located in Tampa, Florida, acquired effective February 1, 2014.

Fees earned by CBIZ under the ASAs were approximately $133.7 million and $133.5 million for the years ended December 31, 2014 and 2013, respectively. The decrease in ASA fees was primarily due to a decrease in demand for attest services.

Operating Expenses

Personnel costs, occupancy costs, and travel and related costs represented 89.5% and 89.3% of total operating expenses and 76.9% and 76.9% of total revenue for the years ended December 31, 2014 and 2013, respectively.

•

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

•

Occupancy costs are relatively fixed in nature and were $24.6 million and $23.9 million, or 5.3% and 5.4% of revenue, for the years ended December 31, 2014 and 2013, respectively. The increase in occupancy costs was related primarily to the LBR acquisition.

•

Travel and related costs were $14.8 million and $13.4 million, or 3.2% and 3.0% of total revenue, for the years ended December 31, 2014 and 2013, respectively. The increase in travel and related costs was due to a higher volume of engagement-related costs (which are billed to clients) and the impact of the LBR acquisition.

•

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

Employee Services

Year Ended December 31,
	2015	2014	$ Change	% Change
(Dollars in thousands)
Revenue
Same-unit	$226,482	$224,898	$1,584	0.7%
Acquired businesses	18,011	—	18,011

Total revenue	244,493	224,898	19,595	8.7%
Operating expenses	202,787	186,002	16,786	9.0%

Gross margin	$41,706	$38,896	$2,809	7.2%

Gross margin percent	17.1%	17.3%

Year Ended December 31,
	2014	2013	$ Change	% Change
(Dollars in thousands)
Revenue
Same-unit	$211,514	$204,863	$6,651	3.2%
Acquired businesses	13,384	—	13,384

Total revenue	224,898	204,863	20,035	9.8%
Operating expenses	186,002	168,696	17,306	10.3%

Gross margin	$38,896	$36,167	$2,729	7.5%

Gross margin percent	17.3%	17.7%

2015 Compared to 2014

Revenue

The increase in same-unit revenue was primarily attributable to increases in the Company’s property and casualty, payroll, and human capital services groups, offset by a decrease in the life insurance business and in the retirement plan services group.

•	Property and casualty revenues increased $2.4 million, or 5.3% primarily due to a strong performance within the specialty program businesses and an increase in carrier bonus payments.

•	Payroll business revenues increased $1.5 million, or 5.1% due to higher pricing coupled with an increase in processing volume for payroll and related services.

•	Human capital services group revenues increased $1.0 million, or 11.5% primarily due to an increase consulting projects and executive placements.

•

These increases were partially offset by a decline in the life insurance business of $1.7 million, or 28.9%, due to the inconsistent nature in the demand for life insurance plans and a decrease in retirement consulting revenues of $1.0 million or 2.6%, due to lower actuarial fee based revenues.

The growth in revenue from acquisitions was provided by:

•	Tegrit Group, LLC, a retirement plan services business located in Akron, Ohio, that was acquired effective June 1, 2014;

•	Sattler Insurance Agency, a property and casualty firm located in Lewiston, Idaho, that was acquired effective September 1, 2014;

•	Weekes & Callaway, Inc., primarily a property and casualty firm located in Delray Beach, Florida, that was acquired effective November 1, 2014;

•	Model, an employee benefits broker located in Philadelphia, Pennsylvania, that was acquired effective March 1, 2015;

•	Pension Resource Group, Inc., a niche pension administration firm in Woodstock, Georgia, that was acquired effective October 1, 2015 and

•	The Cottonwood Group, an actuarial and advisory firm in Overland Park, Kansas, that was acquired effective December 1, 2015.

Operating Expenses

The largest components of operating expenses for the Employee Services group are personnel costs, including commissions paid to third party brokers, and occupancy costs, representing 81.1% and 81.4% of total operating expenses and 67.3% and 67.3% of total revenue for the years ended December 31, 2015 and 2014, respectively.

•

Excluding costs related to the acquired businesses of $11.0 million, personnel costs increased approximately $0.5 million, primarily due to commissions paid to producers relating to the increased revenue in the property and casualty, payroll and human capital services businesses as well as investments in the employee benefits business.

•

Occupancy costs were $13.2 million, or 5.4% of revenue and $11.5 million, or 5.1% of revenue, for the years ended December 31, 2015 and 2014, respectively. The increase in occupancy costs was primarily due to business acquisitions and additional costs related to the relocation of the Kansas City office.

•

Travel and related costs and other operating expenses such as professional fees, office expenses, equipment costs, depreciation and amortization and other expenses, of which none are individually significant, increased nearly $2.5 million due to acquisitions and investments in the employee benefits business.

2014 Compared to 2013

Revenue

The increase in same-unit revenue was primarily attributable to increases in the Company’s employee benefits, property and casualty, payroll, retirement plan services and human capital services groups, offset by a decrease in the life insurance business.

•	Employee benefits revenues increased $2.7 million, or 3.0%, due to strong client retention and growth from new clients in 2014 as well as an increase in volume-based carrier bonus payments.

•	Property and casualty revenues increased $2.8 million, or 7.5%, primarily due to strong performance within the specialty program businesses and an increase in volume-based carrier bonus payments.

•	Payroll business revenues increased $0.6 million, or 2.1%, due to an increase in volume resulting from new clients coupled with pricing increases for core services.

•	Retirement consulting revenues increased $0.9 million, or 3.0%, due to net growth in assets resulting from client contributions and favorable equity market conditions.

•	Human capital services revenue increased $0.9 million, or 11.3%, due to higher billings in the third and fourth quarters of 2014 compared to the same time period of 2013.

•	These increases were partially offset by a decline in the life insurance business of $1.2 million, or 16.9%, due to a decline in the average policy premium.

The growth in revenue from acquisitions was provided by:

•	Associated Insurance Agents (“AIA”), a property and casualty and employee benefits business located in Minneapolis, Minnesota, that was acquired effective May 1, 2013;

•	Clearview, an employee benefits broker located in Waltham, Massachusetts, that was acquired effective January 1, 2014;

•	Centric, a property and casualty firm located in New Providence, New Jersey, that was acquired effective January 1, 2014;

•	Tegrit, a retirement plan services business located in Akron, Ohio, that was acquired effective June 1, 2014;

•	Sattler, a property and casualty firm located in Lewiston, Idaho, that was acquired effective September 1, 2014; and

•	W&C, primarily a property and casualty firm located in Delray Beach, Florida, that was acquired effective November 1, 2014.

Operating Expenses

Personnel costs, including commissions paid to third party brokers, and occupancy costs, represented 81.4% and 82.1% of total operating expenses and 67.8% and 67.6% of total revenue for the years ended December 31, 2014 and 2013, respectively.

•

Excluding costs related to the acquired businesses of $6.8 million, personnel costs increased approximately $5.6 million, primarily due to commissions paid to producers relating to new revenue growth in the employee benefits, property and casualty, payroll, human capital services, and retirement plan services businesses.

•

Occupancy costs were $11.5 million, or 5.1% of revenue, and $11.3 million, or 5.5% of revenue, for the years ended December 31, 2014 and 2013, respectively, and increased due to the acquisitions in 2014.

•

Travel and related costs and other operating expenses such as professional fees, office expenses, equipment costs, depreciation and amortization and other expenses, of which none are individually significant, increased nearly $3.0 million due to acquisitions.

National Practices

Year Ended December 31,
	2015	2014	$ Change	% Change
(Dollars in thousands)
Revenue
Same-unit	$29,533	$29,455	$78	0.3%
Operating expenses	26,417	26,798	(381)	(1.4)%

Gross margin	$3,116	$2,657	$459	17.3%

Gross margin percent	10.6%	9.0%

Year Ended December 31,
	2014	2013	$ Change	% Change
(Dollars in thousands)
Revenue
Same-unit	$29,455	$30,074	$(619)	(2.1)%
Divested operations	—	447	(447)

Total revenue	29,455	30,521	(1,066)	(3.5)%
Operating expenses	26,798	27,589	(791)	(2.9)%

Gross margin	$2,657	$2,932	$(275)	(9.4)%

Gross margin percent	9.0%	9.6%

The National Practices group is primarily comprised of a cost-plus contract with CBIZ’s largest client (Edward Jones) and CBIZ’s health care consulting business. Since 1999, the cost-plus contract period with Edward Jones has been renewed several times with the most recent renewal through December 31, 2018. Revenues from the Edward Jones business accounted for approximately 70.0% of the National Practice group’s revenue, with the health care consulting accounting for the remaining revenue.

2015 Compared to 2014

Revenue remained flat for the years ended December 31, 2015 and 2014. Operating expenses decreased $0.4 million, or 1.4%, to $26.4 million for the year ended December 31, 2015 from $26.8 million for the comparable period in 2014 primarily due to lower legal fees incurred by the healthcare consulting business in 2015 compared to 2014.

2014 Compared to 2013

Revenue

The decrease in revenue for the year ended December 31, 2014 compared to the same period in 2013 was attributable to an increase in services provided to Edward Jones in 2013 as a result of an increase in required technology support, whereas no such increase occurred during the comparable period in 2014. Effective December 1, 2013, CBIZ sold its merger and acquisition business which comprises the divested operations for the year ended December 31, 2013.

Operating Expenses

The largest components of operating expenses for the National Practices group are personnel costs, professional services and occupancy costs representing 96.0% and 94.7% of total operating expenses and 87.3% and 85.6% of total revenue for the years ended December 31, 2014 and 2013, respectively.

•

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

Financial Condition

Total assets were $998.2 million at December 31, 2015, compared to $991.2 million for the same period in 2014. Current assets of $372.5 million exceeded current liabilities of $271.1 million by $101.4 million.

Accounts receivable, net, were $153.6 million and $143.0 million at December 31, 2015 and 2014, respectively. Days sales outstanding (“DSO”) from continuing operations were 72 days at December 31, 2015 compared to 70 days at December 31, 2014. DSO represents accounts receivable and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve months daily revenue. CBIZ provides DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company’s ability to collect on receivables in a timely manner.

Assets of discontinued operations were $5.2 million at December 31, 2014 due to the sale of materially all of the assets of two small businesses under the Financial Services practice group that were discontinued during the year ended December 31, 2014.

Funds held for clients of $171.5 million and $182.8 million at December 31, 2015 and 2014, respectively, primarily relate to CBIZ’s payroll services business. The balances in these accounts fluctuate with the timing of cash receipts and the related cash payments. The nature of this account is further described in Note 1 to the accompanying consolidated financial statements.

Goodwill and other intangible assets, net increased by $9.2 million to $535.7 million at December 31, 2015 from $526.5 million at December 31, 2014. This increase is comprised of additions to goodwill of $14.0 million and additions to intangible assets of $11.5 million resulting from acquisitions. These additions are partially offset by $14.7 million of amortization expense.

Assets of the deferred compensation plan represent participant deferral accounts and are directly offset by deferred compensation plan obligations. Assets and liabilities of the deferred compensation plan were $64.2 million and $60.3 million at December 31, 2015 and 2014, respectively. The plan is described in further detail in Note 12 to the accompanying consolidated financial statements.

Contingent purchase price liabilities (current and non-current) are comprised of purchase price liabilities that arise from business acquisitions. The decrease of $8.6 million in the contingent liabilities (current and non-current) was due to:

•	$12.0 million of cash payments, $3.9 million in subsequent measurement adjustments and $2.3 million in stock payments.

•

These decreases were offset by an increase in contingent liabilities of $8.5 million from current year business acquisitions, $1.0 million in stock price adjustments related to prior acquisitions and $0.1 million in net present value adjustments to the liabilities.

Liabilities of discontinued operations were $1.3 million at December 31, 2014 due to the two small businesses under the Financial Services segment that were sold during the year ended December 31, 2015.

Client fund obligations of $171.3 million and $183.9 million at December 31, 2015 and 2014, respectively, primarily relate to CBIZ’s payroll services business. The balances in these accounts fluctuate with the timing of cash receipts and the related cash payments. Client fund obligations can differ from funds held for clients due to changes in the market value of the underlying investments. The nature of these accounts is further described in Note 1 to the accompanying consolidated financial statements.

The $95.8 million decrease in the carrying value of the convertible notes at December 31, 2015 compared to December 31, 2014 represents the early retirement of the 2010 Notes in the second quarter of 2015 and maturation of the remaining 2010 Notes in the fourth quarter of 2015. The convertible notes are further discussed in Note 8 to the accompanying consolidated financial statements.

Bank debt amounts due on CBIZ’s credit facility increased $98.4 million to $205.8 million at December 31, 2015 from $107.4 million at December 31, 2014. This increase was primarily attributable to additional borrowings for use in the retirement of the 2010 Notes. The credit facility is further discussed in Note 8 to the accompanying consolidated financial statements.

Stockholders’ equity increased by $28.1 million to $427.9 million at December 31, 2015 from $399.8 million at December 31, 2014. The increase was primarily attributable to:

•	Net income of $34.1 million,

•	Additional paid-in capital increase of $30.3 million primarily attributable to:

•	CBIZ stock award programs which contributed $17.3 million,

•

Additional paid-in capital activity of $9.4 million related to the early retirement of a portion of the 2010 Notes in the second quarter of 2015 as well as the maturation of the 2010 Notes on October 1, 2015.

•	The remaining activity is related to the issuance of shares of CBIZ common stock related to business acquisitions and contingent payments related to prior acquisitions.

•

These increases were partially offset by $36.5 million related to the repurchase of 3.9 million shares of CBIZ common stock, which includes Share Repurchase Plan activity of approximately 3.8 million shares repurchased at a total cost of approximately $35.2 million. The remaining activity is related to the settlement of restricted stock transactions.

Liquidity

Our principal sources of liquidity are cash generated from operating activities and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements and our cash flows from financing activities are dependent upon our ability to access credit or other capital. We historically maintain low cash levels and apply any available cash to pay down the outstanding debt balance.

•	Total cash and cash equivalents were $0.9 million and $1.0 million for the years ended December 31, 2015 and 2014, respectively.

CBIZ experiences a significant use of cash to fund working capital requirements during the first quarter of each fiscal year. This is primarily due to the seasonal accounting and tax services period under the Financial Services practice group. Accounts receivable balances increase in response to the increase in first quarter revenue generated by the Financial Services practice group. A significant amount of this revenue is billed and collected in subsequent quarters.

Upon completion of the seasonal accounting and tax services period, cash provided by operations during the remaining three quarters of the fiscal year substantially exceed the use of cash in the first quarter of the fiscal year.

•	Total cash provided by operating activities from continuing operations during the remaining three quarters of 2015 was $70.7 million as compared to $24.3 million used in the first quarter of 2015.

The following table presents selected cash flow information (in thousands). For additional details, refer to the accompanying Consolidated Statements of Cash Flows.

	Year Ended December 31,
	2015	2014	2013
Net cash provided by continuing operations	$46,396	$43,117	$42,007
Operating cash flows provided by (used in) discontinued operations (1)	990	801	(43,525)

Net cash provided by (used in) operating activities	47,386	43,918	(1,518)
Net cash (used in) provided by investing activities	(6,949)	(63,918)	174,992
Net cash (used in) provided by financing activities	(40,566)	20,208	(173,602)

(Decrease) increase in cash and cash equivalents	$(129)	$208	$(128)

(1)	Included in operating cash flows used in discontinued operations in 2013 was cash paid for taxes of $47.5 million related to the gain on sale of MMP.

Operating Activities

Cash flows from operating activities represent net income adjusted for certain non-cash items and changes in assets and liabilities.

2015 Compared to 2014

Net cash provided by operating activities was $47.4 million and $43.9 million for the years ended December 31, 2015 and 2014, respectively. The $3.5 million increase was primarily due to a $4.3 million increase in net income in 2015, compared to 2014.

2014 Compared to 2013

Net cash provided by operating activities was $43.9 million for the year ended December 31, 2014, compared to net cash used in operating activities of $1.5 million for the same period in 2013. The $45.4 million increase in cash provided by operations was primarily due to:

•	$0.7 million net gain from discontinued operations in 2014, compared to a $60.6 million net gain from discontinued operations in 2013, which was mainly due to the sale of MMP.

•

Cash provided by discontinued operations was $0.8 million in 2014, compared to cash used in discontinued operations of $43.5 million in 2013, which included $47.5 million cash paid for income taxes in 2013 related to the gain on sale of MMP.

•	The increases mentioned above were partially offset by a net income decrease of $56.1 million to $29.8 million in 2014, compared to $85.9 million in 2013.

Investing Activities

CBIZ’s investing activities typically result in a net use of cash, and generally consist of payments for business acquisitions and client lists, purchases of capital equipment, net activity related to funds held for clients and the collection of notes receivable. Capital expenditures consisted of investments in technology, leasehold improvements and purchases of furniture and equipment.

Net cash used in investing activities was $6.9 million and $63.9 million for the years ended December 31, 2015 and 2014, respectively. Net cash provided by investing activities was $175.0 million for the year ended December 31, 2013.

2015

•	Net cash used in investing activities in 2015 consisted primarily of:

•	$14.6 million used mainly for the acquisition of Model, Cottonwood, PRG and the purchase of client lists and capital expenditures of $7.4 million,

•

The net cash used in investing activities mentioned above was partially offset by $11.1 million net activity related to funds held for clients and cash provided by discontinued operations of $2.8 million related to the property tax business.

2014

•	Net cash used in investing activities in 2014 consisted primarily of:

•	$46.0 million used primarily for the acquisition of Weekes and Callaway, Tegrit, LBR, Clearview, Centric and Sattler,

•	$18.6 million net activity related to funds held for clients and capital expenditures of $4.8 million.

•

The net cash used in investing activities mentioned above was partially offset by $2.8 million of proceeds from the sale of the Miami office and $0.6 million of proceeds from notes receivable, as well as cash provided by discontinued operations of $0.4 million.

2013

•	Net cash provided by investing activities in 2013 consisted primarily of:

•	$200.9 million in proceeds on the sale of discontinued operations, mainly related to the sale of MMP, and $0.5 million proceeds from notes receivable.

•

The net cash provided by investing activities mentioned above was partially offset by $9.7 million of cash used for the acquisition of AIA and Knight, net activity related to funds held for clients of $10.2 million and capital expenditures of $6.2 million, as well as cash used in discontinued operations of $0.3 million.

Financing Activities

CBIZ’s financing cash flows typically consist of net borrowing and payment activity related to the credit facility, the issuance and repayment of debt instruments, repurchases of CBIZ common stock, payments of contingent consideration on business acquisitions, net change in client fund obligations, and proceeds from the exercise of stock options.

2015

•	Net cash used in financing activities was $40.6 million during the year ended December 31, 2015 and included:

•	$89.0 million related to the extinguishment of the 2010 Notes;

•

The Company paid cash of $17.2 million and issued shares of CBIZ common stock in two privately negotiated transactions during the second quarter of 2015 in exchange for retiring $49.3 million of its outstanding 2010 Notes.

•

The 2010 Notes matured on October 1, 2015. The $71.8 million conversion value of the 2010 Notes was determined by a cash averaging period that began on October 5, 2015 and ended on October 30, 2015. Cash payments were settled on November 4, 2015 with funds available under the credit facility.

•	The repurchase of shares of CBIZ common stock at a cost of approximately $35.2 million and purchase of shares withheld for taxes of approximately $1.3 million,

•	$12.6 million net decrease in client fund obligations as a result of timing of cash receipts and related payments.

•

The net cash used in financing activities mentioned above was partially offset by $98.4 million in net proceeds under the credit facility and $10.7 million in proceeds from the exercise of stock options.

2014

•	Net cash provided by financing activities was $20.2 million during the year ended December 31, 2014 and included:

•	$58.9 million in net proceeds under the credit facility,

•	$19.6 million net increase in client fund obligations as a result of timing of cash receipts and related payments and $11.4 million in proceeds from the exercise of stock options.

•	The net cash provided by financing activities mentioned above was partially offset by:

•	The Company paid $30.6 million in two privately negotiated transactions in exchange for retiring $32.4 million of its 2010 Notes,

•	The repurchase of shares of CBIZ common stock at a cost of approximately $26.6 million and purchase of shares withheld for taxes of approximately $1.5 million,

•

$8.0 million in payments on contingent consideration of acquisitions, $1.7 million payment on notes payable and $1.7 million in debt issuance costs related to the new $400.0 million credit facility established in 2014.

2013

•	Net cash used in financing activities was $173.6 million during the year ended December 31, 2013 and included:

•	$160.4 million to pay down the prior credit facility,

•	The repurchase of shares of CBIZ common stock at a cost of approximately $25.7 million and purchase of shares withheld for taxes of approximately $0.8 million,

•	$10.4 million in payments on contingent consideration of acquisitions and $0.6 million payment on notes payable.

•

The net cash used in financing activities mentioned above were partially offset by $14.0 million in proceeds from the exercise of stock options and a $10.2 million net increase in client fund obligations as a result of timing of cash receipts and related payments.

Capital Resources

The following table presents our capital structure (in thousands).

	December 31,
	2015	2014
Bank debt	$205,800	$107,400
Convertible notes, net	750	96,569

Total debt	206,550	203,969
Shareholders’ equity	427,948	399,845

Total capital	$634,498	$603,814

Credit Facility

During the year ended December 31, 2014, CBIZ replaced its $275.0 million unsecured credit facility with a new $400.0 million unsecured credit facility with Bank of America, N.A., as agent bank for a group of eight participating banks.

•	At December 31, 2015, CBIZ had $205.8 million outstanding under the credit facility as well as letters of credit and performance guarantees totaling $3.2 million.

•	Available funds under the credit facility, based on the terms of the commitment, were approximately $88.0 million at December 31, 2015.

•	For further discussion regarding debt and financing arrangements, see Note 8 to the accompanying consolidated financial statements.

Debt Covenant Compliance

Under the credit facility, CBIZ is required to meet certain financial covenants with respect to (i) total leverage ratio and (ii) a minimum fixed charge coverage ratio. CBIZ is in compliance with its covenants as of December 31, 2015. CBIZ’s ability to service its debt and to fund future strategic initiatives will depend upon its ability to generate cash in the future.

Amendments to Credit Agreement

On April 10, 2015, CBIZ entered into an Amendment to the Credit Agreement that governs the credit facility, dated July 28, 2014, by and among the Company and Bank of America, N.A., as administrative agent and bank, and other participating banks, to remove certain events from the definition of Change of Control. This amendment had no impact on the terms of the credit facility (other than as described above), the accompanying Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows.

On October 16, 2015, CBIZ entered into a Second Amendment to the Credit Agreement that governs the credit facility, dated as of July 28, 2014, by and among the Company and Bank of America, N.A., as administrative agent and bank, and other participating banks, to incorporate swap obligations in the Agreement. This amendment had no impact on the terms of the credit facility (other than as described above), the accompanying Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows.

Credit Facility Net Proceeds

Net proceeds under the credit facility, which expires in July 2019, was $98.4 million for the year ended December 31, 2015. The credit facility:

•	provided flexibility to refinance the Company’s 2010 Notes which matured on October 1, 2015 (explained in further detail below),

•	enabled the Company to lower its borrowing costs and,

•	allows for the allocation of funds for future strategic initiatives, including acquisitions and the repurchase of CBIZ common stock.

2010 Notes

The 2010 Notes matured on October 1, 2015. No shares of CBIZ common stock were issued in conjunction with the maturation of the $48.4 million outstanding principal amount of the 2010 Notes. The $71.8 million conversion value of the 2010 Notes was settled on November 4, 2015 with funds available under the credit facility.

•

Prior to the October 1, 2015 maturity date, in privately negotiated transactions, the Company issued 5.1 million shares of CBIZ common stock plus cash consideration in exchange for retiring $49.3 million of its 2010 Notes during the second quarter of 2015.

•

During the nine months ended September 30, 2014, the Company issued 1.5 million shares of CBIZ common stock plus cash consideration in privately negotiated transactions in exchange for retiring $32.4 million of its 2010 Notes.

CBIZ may obtain, at a future date, additional funding by offering equity securities or debt through public or private markets. For further details on the maturation of the 2010 Notes, see Note 8 to the accompanying consolidated financial statements.

Interest Expense

Interest expense related to the credit facility was $4.3 million and $4.0 million for the years ended December 31, 2015 and 2014, respectively. Interest expense related to the 2010 Notes was $4.6 million and $9.1 million for the years ended December 31, 2015 and 2014, respectively.

Acquisitions

CBIZ acquired three businesses and six client lists during the year ended December 31, 2015. For further details on acquisitions, see Note 18 to the accompanying consolidated financial statements.

Share Repurchases

CBIZ believes that repurchasing shares of its common stock under the Share Repurchase Program is a prudent use of the Company’s financial resources, and that investing in its shares is an attractive use of capital and an efficient means to provide value to CBIZ shareholders.

•

The Company repurchased 3.8 million shares of CBIZ common stock at a total cost of approximately $35.2 million during the year ended December 31, 2015 compared to 3.2 million shares of CBIZ common stock at a total cost of approximately $26.6 million during the same period in 2014.

•

Subsequent to December 31, 2015 up to the date of this filing, CBIZ repurchased approximately 0.6 million shares at a total cost of approximately $6.1 million under a Rule 10b5-1 trading plan, which allows CBIZ to repurchase shares below a predetermined price per share.

•

On February 11, 2016, CBIZ’s Board of Directors authorized the purchase of up to 5.0 million shares of CBIZ common stock. The Company’s Share Repurchase Program may be suspended or discontinued at any time and expires on April 1, 2017. The shares may be purchased in open market, privately negotiated transactions or Rule 10b5-1 trading plan purchases in accordance with SEC rules. The Company’s management will determine the timing and amount of the transactions based on its evaluation of market conditions and other factors

Cash Requirements for 2016

Cash requirements for 2016 will include interest payments on debt, seasonal working capital requirements, acquisitions, share repurchases and capital expenditures. We believe that cash provided by operations and borrowings available under our credit facility will be sufficient to meet cash requirements for the next 12 months.

Obligations and Commitments

CBIZ’s aggregate amount of future obligations for the next five years and thereafter is set forth below (in thousands):

	Total	2016	2017	2018	2019	2020	Thereafter
Credit facility (1)	220,692	4,156	4,156	4,156	208,224	—	—
Operating leases (2)	164,945	33,244	25,787	21,609	17,578	14,165	52,562
Contingent purchase price liabilities (3)	24,817	12,855	9,154	2,808	—	—	—
Other liabilities (4)	6,283	4,001	90	1,387	795	—	10

Total	$416,737	$54,256	$39,187	$29,960	$226,597	$14,165	$52,572

(1)	The Company’s credit facility matures in 2019. Interest on the credit facility is not determinable due to the revolving nature of the credit facility and the variability of the related interest rate. Dollar amounts are estimates based on applying the 2.02% weighted average rate of the credit facility at December 31, 2015 to the $205.8 million outstanding balance of the credit facility at December 31, 2015.

(2)	Operating leases include the minimum rent commitments under non-cancelable operating leases. Amount includes restructuring lease obligations ($1.2 million — 2016) and excludes cash expected to be received under subleases.

(3)	Represents contingent earnout liability that is expected to be paid over the next three years resulting from business acquisitions. For the years ended December 31, 2016, 2017 and 2018, the cash only portions of the contingent earnout liability are $10.4 million, $7.5 million and $2.4 million, respectively, with the remaining contingent earnout liability representing the stock portions.

(4)	Other liabilities include:

a.	$5.5 million related to letters of credit, guarantees and license bonds. For further discussion regarding commitments and contingencies, see Note 11 to the accompanying consolidated financial statements.

b.	The liability for unrecognized tax benefits of $4.6 million under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, is excluded, since we are unable to reasonably estimate the timing of cash settlements with the respective tax authorities.

Off-Balance Sheet Arrangements

CBIZ maintains ASAs with independent CPA firms (as described more fully under “Business — Financial Services” and in Note 1 to the accompanying consolidated financial statements), which qualify as variable interest entities. The accompanying consolidated financial statements do not reflect the operations or accounts of variable interest entities as the impact is not material to the consolidated financial condition, results of operations, or cash flows of CBIZ.

CBIZ provides guarantees of performance obligations for a CPA firm with which CBIZ maintains an ASA. Potential obligations under the guarantees totaled $0.9 million and $1.9 million at December 31, 2015 and 2014. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees. The liability is recorded as other current liabilities in the accompanying Consolidated Balance Sheets. CBIZ does not expect it will be required to make payments under these guarantees.

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits. Letters of credit totaled $2.3 million at December 31, 2015 and 2014. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.3 million December 31, 2015 and 2014, respectively.

CBIZ has various agreements under which the Company may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2015, CBIZ was not aware of any obligations arising under indemnification agreements that would require material payments.

Interest Rate Risk Management

CBIZ does not purchase or hold any derivative instruments for trading or speculative purposes. We utilize interest rate swaps to manage interest rate risk exposure associated with our floating-rate debt under the credit facility. Under these interest rate swap contracts, we receive cash flows from counterparties at variable rates based on LIBOR and pay the counterparties a fixed rate. To mitigate counterparty credit risk, CBIZ only entered into contracts with selected major financial institutions with investment grade ratings and continually assesses their creditworthiness. There are no credit risk-related contingent features in CBIZ’s interest rate swaps nor do the swaps contain provisions under which the Company would be required to post collateral.

CBIZ’s $25.0 million notional value interest rate swap expired in June 2015. During the fourth quarter of 2015, we entered into three interest rate swaps. The notional hedged amounts were $10.0 million, $15.0 million and $25.0 million, with maturity tenors of 2, 3 and 5 years, respectively.

As previously mentioned, the 2010 Notes matured on October 1, 2015. No shares of CBIZ common stock were issued in conjunction with the maturation of the $48.4 million outstanding principal amount of the 2010 Notes. The $71.8 million conversion value of the 2010 Notes was settled on November 4, 2015 with funds available under the credit facility.

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

Critical Accounting Estimates and Policies

The preparation of consolidated financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management’s estimates and assumptions are derived from and are continually evaluated based upon available information, judgment and experience. Actual results could differ from those estimates. The policies discussed below address the most critical accounting policies which are the most important to the portrayal of CBIZ’s financial statements and require the most difficult, subjective and complex judgments. Significant accounting policies are described more fully in Note 1 to the accompanying consolidated financial statements

Revenue Recognition

Revenue is recognized only when all of the following are present:

•	persuasive evidence of an arrangement exists,

•	delivery has occurred or services have been rendered,

•	the fee to the client is fixed or determinable, and

•	collectability is reasonably assured.

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

Valuation of Goodwill

A significant portion of our assets is goodwill. At December 31, 2015, the carrying value of goodwill totaled $447.7 million, compared to total assets of $998.2 million and total shareholders’ equity of $427.9 million. During the fourth quarter of 2015 and 2014, CBIZ applied the principles as prescribed in FASB ASC Topic 350 “Intangibles – Goodwill and Other” in order to complete its goodwill impairment tests. If the carrying value of a reporting unit exceeds the current estimated fair value, then the amount of the impairment loss, if any, must be measured. Any such impairment charge would reduce earnings and could be material. Events and conditions that could result in impairment include a sustained drop in the market price of our common stock, increased competition or loss of market share.

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

Quantitative Assessment

In the fourth quarter of 2015, CBIZ based its goodwill assessment on a quantitative assessment for each of its reporting units that carried a goodwill balance, respectively, using both a discounted cash flow valuation technique and a market-based approach. The impairment test incorporated estimates of future cash flows; allocation of certain assets, liabilities, and cash flows among reporting units; future growth rates; and the applicable weighted-average cost of capital used to discount those estimated cash flows. At December 31, 2015, goodwill totaled $447.7 million. No goodwill impairment was recognized as a result of the annual evaluation performed as of November 1, 2015. The estimated fair value of the five reporting units was substantially in excess of its carrying value as of the annual test date.

Qualitative Assessment

In the fourth quarter of 2014, CBIZ based its goodwill assessment on a qualitative assessment for each of its reporting units that carried a goodwill balance. The qualitative assessment included an in-depth analysis of many factors, including general economic conditions, industry and market conditions, a broad scope of financial factors, the Company’s weighted average cost of capital, changes in management and key personnel, the price of the Company’s common stock, as well as other drivers of a fair value analysis. At December 31, 2014, goodwill totaled $435.2 million. As a result of the Company’s qualitative assessment, it was concluded that it was more-likely-than-not that the fair value of each of its reporting units was greater than its carrying value.

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

Circumstances that could cause CBIZ’s estimates of effective income tax rates to change include the impact of information that subsequently becomes available as CBIZ prepares its corporate income tax returns; the level of actual pre-tax income; revisions to tax positions and valuation allowances taken as a result of further analysis and consultation; the restructuring of legal entities; the receipt and expected utilization of federal and state income tax credits; and changes mandated as a result of audits by taxing authorities. Management believes it makes reasonable judgments using all significant information available when estimating income taxes.

Other Significant Policies

Other significant accounting policies, not involving the same level of management judgment and uncertainty as those discussed above, are also critical in understanding the consolidated financial statements. Those policies are described in Note 1 to the accompanying consolidated financial statements.

New Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases” (Topic 842), which will require leases to be recorded as an asset on the balance sheet for the right to use the leased asset and a liability for the corresponding lease obligation for leases with terms of more than 12 months. The accounting treatment for lessors will remain relatively unchanged. ASU 2016-02 also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes — Balance Sheet Reclassification of Deferred Taxes” (Topic 740). ASU No. 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted and the amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The adoption of ASU 2015-17 will not have a material impact on the financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest — Imputation of Interest”, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance of debt issuance costs are not affected by the amendments in this update. ASU 2015-03 will be effective for the Company beginning in the first quarter of 2016 and requires the Company to apply the new guidance on a retrospective basis on adoption. The adoption of ASU No. 2015-03 will not have a material impact on the financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 clarifies how to determine whether equity holders as a group have power to direct the activities that most significantly affect the legal entity’s economic performance and could affect whether it is a variable interest entity. ASU 2015-02 will be effective for annual periods beginning after December 15, 2015; early adoption is allowed, including in any interim period. The Company does not expect the adoption of ASU 2015-02 to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606). introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments and assets recognized from the costs to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date” (“ASU 2015-14”) which delays the effective date of this new accounting guidance by one year. It will effective for annual periods beginning after December 15, 2017 for public companies. Early adoption is permitted but not before annual periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2015-14. CBIZ is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements nor decided upon the method of adoption.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

CBIZ does not purchase or hold any derivative instruments for trading or speculative purposes. We utilize interest rate swaps to manage interest rate risk exposure associated with our floating-rate debt under the credit facility. Under these interest rate swap contracts, we receive cash flows from counterparties at variable rates based on LIBOR and pay the counterparties a fixed rate. To mitigate counterparty credit risk, CBIZ only entered into contracts with selected major financial institutions with investment grade ratings and continually assesses their creditworthiness. There are no credit risk-related contingent features in CBIZ’s interest rate swaps nor do the swaps contain provisions under which the Company would be required to post collateral.

•	CBIZ’s $25.0 million notional value interest rate swap expired in June 2015.

•

During the fourth quarter of 2015, we entered into three interest rate swaps. The notional hedged amounts were $10.0 million, $15.0 million and $25.0 million, with maturity tenors of 2, 3 and 5 years, respectively See Note 5 to the accompanying consolidated financial statements for further discussion regarding interest rate swaps.

Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which CBIZ could borrow funds under its credit facility. CBIZ’s balance outstanding under its credit facility at December 31, 2015 was $205.8 million, of which only $155.8 million is subject to rate risk as $50.0 million is subject to CBIZ’s interest rate swaps. If market rates were to increase or decrease 100 basis points from the levels at December 31, 2015, interest expense would increase or decrease approximately $1.6 million annually.

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

Item 8.    Financial Statements and Supplementary Data.

The Financial Statements, together with the notes thereto and the reports of KPMG LLP dated March 8, 2016 thereon, and the Supplementary Data required hereunder, are included in this Annual Report as set forth in Item  15(a) hereof and are incorporated herein by reference.

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

There were no changes in the Company’s Internal Controls that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, CBIZ’s Internal Controls.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision of management, including the Company’s CEO and CFO, CBIZ conducted an evaluation of its internal control over financial reporting based on the framework provided in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on this evaluation, the Company’s management has concluded that CBIZ’s internal control over financial reporting was effective as of December 31, 2015.

CBIZ’s independent auditor, KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of CBIZ’s internal control over financial reporting which appears in Item 8 of this Annual Report.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Information with respect to this item not included below is incorporated by reference from CBIZ’s Definitive Proxy Statement for the 2016 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of CBIZ’s fiscal year.

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

Name	Age	Position(s)
Executive Officers and Directors:
Steven L. Gerard (1)	70	Chairman and Chief Executive Officer
Rick L. Burdick (1)(3)	64	Lead Director and Vice Chairman
Michael H. DeGroote	55	Director
Joseph S. DiMartino (2)(3)(4)	72	Director
Gina D. France (3)	57	Director
Sherrill W. Hudson (2)(3)	72	Director
Todd J. Slotkin (2)(3)(4)	62	Director
Donald V. Weir (2)(3)	74	Director
Benaree Pratt Wiley (3)(4)	69	Director
Jerome P. Grisko, Jr. (1)	54	Director, President and Chief Operating Officer
Ware H. Grove	65	Senior Vice President and Chief Financial Officer
Michael W. Gleespen	57	Secretary and General Counsel
Other Key Employees:
Chris Spurio	50	President, Financial Services
Michael P. Kouzelos	47	President, Employee Services
John A. Fleischer	54	Senior Vice President and Chief Information Officer
Mark M. Waxman	59	Senior Vice President and Chief Marketing Officer
Teresa E. Bur	51	Senior Vice President and Chief Human Resources Officer
Richard E. Mills	60	Chief Operating Officer, Financial Services
Bruce J. Kowalski	55	Vice President, Tax
Kelly J. Marek	45	Treasurer
Andrew K. Dambrosio	58	Controller

(1)	Member of Executive Management Committee

(2)	Member of Audit Committee

(3)	Member of Nominating & Governance Committee

(4)	Member of Compensation Committee

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

Michael H. DeGroote, son of CBIZ founder Michael G. DeGroote, was appointed a Director of CBIZ in November 2006. Mr. DeGroote currently serves as President of Westbury International, a full-service real estate development company, specializing in commercial/industrial land, residential development and property management. Prior to joining Westbury, Mr. DeGroote was Vice President of MGD Holdings and previously held a management position with Cooper Corporation, and previously served on the Board of Directors of Progressive Waste Solutions Ltd. He served on the Board of Governors of McMaster University in Hamilton, Ontario.

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

Jerome P. Grisko, Jr. was appointed to the CBIZ Board in November, 2015. Mr. Grisko has served as Director since November 2015 and as President and Chief Operating Officer of CBIZ since February 2000. Mr. Grisko joined CBIZ as Vice President, Mergers & Acquisitions in September 1998 and was promoted to Senior Vice President, Mergers & Acquisitions and Legal Affairs in December of 1998. Prior to joining CBIZ, Mr. Grisko was associated with the law firm of Baker & Hostetler LLP, where he practiced from September 1987 until September 1998, serving as a partner of such firm from January 1995 to September 1998. While at Baker & Hostetler, Mr. Grisko concentrated his practice in the area of mergers, acquisitions and divestitures.

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

Todd J. Slotkin has served as a Director of CBIZ since September 2003, when he was elected as an independent director. Mr. Slotkin has served as the Global Business Head of Alvarez & Marsal’s Asset Management Services since 2014. Mr. Slotkin is also an independent director of the Apollo Closed End Fund Complex (Apollo Floating Rate Fund, Apollo Tactical Income Fund). In 2011, Mr. Slotkin was appointed the Managing Partner of Newton Pointe LLC, an advisory firm, a position he also held during the period 2007-2008. Mr. Slotkin served on the Board of Martha Stewart Living Omnimedia from 2008 to 2012, and was head of its Audit Committee and Special Committee. Between 2008 and 2010, Mr. Slotkin was a Senior Managing Director of Irving Place Capital. From 2006 to 2007 Mr. Slotkin served as a Managing Director of Natixis Capital Markets. From 1992 to 2006, Mr. Slotkin served as a SVP (1992-1998) and EVP and Chief Financial Officer (1998-2006) of MacAndrews & Forbes Holdings Inc. Additionally, he was the EVP and CFO of publicly owned M&F Worldwide (1998-2006). Prior to 1992, Mr. Slotkin spent 17 years with Citigroup, ultimately serving as Senior Managing Director and Senior Credit Officer. He was the Global Head of Citigroup’s Leveraged Capital Group. Mr. Slotkin is co-founder, Director and past Chairman of Food Allergy Research & Education, Inc., formerly known as the Food Allergy Initiative.

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

Benaree Pratt Wiley has served as a Director of CBIZ since May 2008, when she was elected as an independent director. Ms. Wiley is a Principal of The Wiley Group, a firm specializing in personnel strategy, talent management, and leadership development primarily for global insurance and consulting firms. Ms. Wiley served as the President and Chief Executive Officer of The Partnership, Inc., a talent management organization for multicultural professionals in the greater Boston region for fifteen years before retiring in 2005. Ms. Wiley is currently a director on the boards of The Dreyfus Family of Funds and Blue Cross and Blue Shield of Massachusetts. Her civic activities include serving on the boards of the Efficacy Institute, Howard University and Dress for Success Boston.

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

Michael P. Kouzelos joined CBIZ in June 1998 and has held several positions in the Company. He was appointed President of Employee Services in May 2015, and was appointed Senior Vice President of Strategic Initiatives in September 2005. Mr. Kouzelos also served as the Chief Operating Officer of the Employee Services Division, as Vice President of Strategic Initiatives from April 2001 through August 2005, as Vice President of Shared Services from August 2000 to March 2001, and as Director of Business Integration from June 1998 to July 2000. Mr. Kouzelos was associated with KPMG LLP, an international accounting firm, from 1990 to September 1996 and received his Master of Business Administration degree from The Ohio State University in May of 1998.

John A. Fleischer has served as Senior Vice President and Chief Information Officer of CBIZ since August 2014. Prior to joining CBIZ, Mr. Fleischer held CIO roles at TTT Holdings (a Talisman Capital Partners company), Ferro Corporation, The Goodyear Tire & Rubber Company and T-Systems. He began his career in the U.S. Army and served in numerous senior leadership roles, which included directing large-scale systems development and integration projects in communications and computing.

Mark M. Waxman has served as Chief Marketing Officer since 2001. Mr. Waxman has over twenty-five years of experience in marketing and branding. Prior to joining CBIZ, he was CEO/Creative Director of one of Silicon Valley’s most well-known advertising agencies, Carter Waxman. He was also a founding partner of SK Consulting (acquired by CBIZ in 1998) providing strategic marketing and branding services to a wide range of companies and industries. Mr. Waxman has been a featured marketing columnist and contributor to many business and trade publications, and currently serves on the Advisory Board of several Silicon Valley start-ups. He currently serves on the Board of Trustees of Silicon Valley Creates and the West Valley Mission Foundation, and has served as the Chairman of the Board for the Silicon Valley Chamber of Commerce, Artsopolis.com, and The San Jose Repertory Theatre.

Teresa E. Bur has been responsible for the Human Resources function at CBIZ since 1999 when she was appointed Vice President of Human Resources. Her role was elevated in 2006 when she was appointed Senior Vice President and again in 2014 when she was appointed Chief Human Resources Officer. From 1995 to 1999 Ms. Bur served as Director of Human Resources for Robert D. O’Byrne & Associates, Inc. and The Grant Nelson Group, Inc., subsidiaries of CBIZ now known as CBIZ Employee Services, Inc. Ms. Bur served as an Executive Board member of CBIZ Women’s Advantage from 2006-2014 where she chaired the Professional Development committee. Ms. Bur has over 25 years of experience in human resources, is an active member of the Society of Human Resources Management, and is certified as a SHRM — SCP.

Richard E. Mills has served as the Chief Operating Officer of CBIZ’s Financial Services practice group since January 2014. Prior to this appointment, Mr. Mills was President of CBIZ MHM, LLC — Kansas City, and responsible for offices in St. Louis, Topeka, Wichita and Tulsa. His responsibilities at a corporate level include business development, marketing, strategic planning, national training and organizational efficiency. Mr. Mills has also served as the Kansas City and Midwest Regional Attest Leader, and for many years consulted with clients on a variety of topics, including acquisitions, strategic planning, succession planning and improving profitability. His clients included not-for-profit organizations, construction companies, manufacturing and distribution companies. Mr. Mills began his career with Mayer Hoffman McCann in 1978.

Bruce J. Kowalski joined CBIZ in December 2003 as Corporate Tax Manager and was appointed Vice President — Tax in April 2008. Mr. Kowalski has more than thirty years of corporate tax experience, beginning his career in 1982 with Price Waterhouse and holding various corporate tax positions with The Scott Fetzer Company and UCAR Carbon Company Inc. Mr. Kowalski is a CPA (inactive) and received his Masters of Taxation degree from the University of Akron.

Kelly J. Marek joined CBIZ in December 1998 and was appointed Corporate Treasurer in April 2005. Mrs. Marek served as Corporate Controller from July 1999 through March 2005, and as Manager of External Reporting from December 1998 to June 1999. Prior to joining CBIZ, Mrs. Marek was associated with KPMG LLP, an international accounting firm, from 1992 to December 1998. Mrs. Marek is a CPA (inactive) and a member of the American Institute of Certified Public Accountants, the Ohio Society of Certified Public Accountants and the Association for Financial Professionals. Mrs. Marek held several leadership roles for the Northeastern Ohio Treasury Management Association (“NEOTMA”) including President, Vice President, and member of the Board of Trustees from 2010 through 2013.

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

Item 11.    Executive Compensation.

Information with respect to this item is incorporated by reference from CBIZ’s Definitive Proxy Statement for the 2016 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of CBIZ’s fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to this item is incorporated by reference from CBIZ’s Definitive Proxy Statement for the 2016 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of CBIZ’s fiscal year.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Information with respect to this item not included below is incorporated by reference from CBIZ’s Definitive Proxy Statement for the 2016 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of CBIZ’s fiscal year.

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

In connection with these independence determinations, the Nominating and Governance Committee and the Board of Directors considered all of the relationships between each director and CBIZ, and in particular the following relationships:

•

Rick L. Burdick, a Director of CBIZ, is a partner of Akin Gump Strauss Hauer & Feld LLP (“Akin Gump”). Akin Gump performed legal work for CBIZ during 2015, 2014 and 2013 for which the firm received approximately $0.2 million, $0.6 million and $0.4 million respectively, from CBIZ. The Nominating and Governance Committee and the Board of Directors have determined that Mr. Burdick should be considered an “independent director” under the meaning of the NYSE rules, since the amounts paid to the law firm of Akin Gump for legal representation of CBIZ throughout 2015 were not collectively significant under the NYSE rules governing director independence.

•

The Committee and the Board determined that Michael H. DeGroote should not be considered an “independent director” under the meaning of the NYSE rules, primarily in light of his relationship to parties involved in the Westbury Agreement. Mr. DeGroote is the son of Michael G. DeGroote, the beneficiary of the Westbury Trust which is a significant stockholder whose shares are held by Westbury, a company organized by Michael G. DeGroote, The Westbury Agreement disqualifies Michael H. DeGroote from being considered independent until after September 30, 2016 pursuant to Section 303A.02(b)(v) of the NYSE Listed Company Manual. He is also an officer or director of various privately held companies that obtain several types of insurance coverage through a CBIZ subsidiary. The commissions paid to CBIZ were approximately $0.1 million, $0.1 million, and $0.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.

For the year 2013, CBIZ entered a Stock Purchase Agreement (the “Purchase Agreement”) with Westbury (Bermuda) Ltd. (“Westbury”), a company organized by CBIZ founder Michael G. DeGroote, in which CBIZ agreed to purchase from Westbury 3.9 million shares of CBIZ’s common stock (the “Purchased Shares”), in accordance with an earlier agreement with Westbury (the “Westbury Agreement”). CBIZ agreed to pay Westbury $25.7 million for the Purchased Shares, which represented a price per share of $6.65. Following the completion of the purchase of the Purchased Shares, 3.9 million shares remained subject to the Westbury Agreement, for the remainder of its term, which expired on September 30, 2013

A number of the businesses acquired by CBIZ are located in properties that are indirectly owned by persons employed by CBIZ, none of whom are members of CBIZ’s senior management. In the aggregate, CBIZ paid approximately $2.7 million, $2.2 million and $2.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

CBIZ acted as guarantor for letters of credit for a CPA firm with which it has an affiliation. The letters of credit totaled $0.9 million and $1.9 million as of December 31, 2015 and 2014. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated financial statements. Management does not expect any material changes to result from these instruments as performance is not expected to be required.

Item 14.    Principal Accounting Fees and Services.

Information with respect to this item is incorporated by reference from CBIZ’s Definitive Proxy Statement for the 2016 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of CBIZ’s fiscal year.

PART IV

Item 15.    Exhibits.

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

Exhibit No.	Description

2.1	Purchase Agreement, dated November 24, 2008, among CBIZ, Inc., CBIZ Accounting Tax & Advisory of New York, LLC, Mahoney Cohen & Company, CPA, P.C., Mahoney Cohen Consulting Corp., Mahoney Cohen Family Office Services LLC and the members of Mahoney Cohen Family Office Services LLC (filed as Exhibit 2.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated November 25, 2008, and incorporated herein by reference).

2.2	Stock Purchase Agreement dated July 26, 2013, among CBIZ Operations, Inc. and Zotec Partners, LLC (filed as Exhibit 2.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated August 1, 2013, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10, File No. 0-25890, and incorporated herein by reference).

3.2	Certificate of Amendment of the Certificate of Incorporation of the Company dated October 17, 1996 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 000-25890, dated March 31, 1997, and incorporated herein by reference).

3.3	Certificate of Amendment to the Certificate of Incorporation of the Company effective December 23, 1997 (filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-25890, dated February 18, 1998, and incorporated herein by reference).

3.4	Certificate of Amendment of the Certificate of Incorporation of the Company dated September 10, 1998 (filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 000-25890, dated March 4, 1999, and incorporated herein by reference).

3.5	Certificate of Amendment of the Certificate of Incorporation of the Company, effective August 1, 2005 (filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 000-25890, dated March 16, 2006, and incorporated herein by reference).

3.6	Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10, File No. 000-25890, and incorporated herein by reference).

3.7	Amendment to Amended and Restated Bylaws of the Company dated November 1, 2007 (filed as Exhibit 3.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated November 1, 2007, and incorporated herein by reference).

Exhibit No.	Description

4.1	Form of Stock Certificate of Common Stock of the Company (filed as Exhibit 4.1 to the Company’s Annual Report Form 10-K for the year ended December 31, 1998, File No. 000-25890, dated March 4, 1999, and incorporated herein by reference).

4.2	Employee Stock Investment Plan (filed as Exhibit 4.4 to the Company’s Report on Form S-8, File No. 000-333-62148, dated June 1, 2001, and incorporated herein by reference).

4.3	Indenture, dated as of May 30, 2006, between CBIZ, Inc. and U.S. Bank National Association as Trustee (filed as Exhibit 4.1 to the Company’s Report on Form 8-K, File No. 000-25890, dated May 30, 2006, and incorporated herein by reference).

4.4	Registration Rights Agreement, dated as of May 30, 2006, between CBIZ, Inc. and Banc of America Securities, LLC (filed as Exhibit 4.2 to the Company’s Report on Form 8-K, File No. 000-25890, dated May 30, 2006, and incorporated herein by reference).

4.5	Indenture, dated as of September 27, 2010, between CBIZ, Inc. and U.S. Bank National Association as Trustee (filed as Exhibit 4.1 to the Company’s Report on Form 8-K, File No. 0001-32961, dated September 27, 2010, and incorporated herein by reference).

10.1†	2002 Stock Incentive Plan (filed as Appendix A to the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders, File No. 000-25890, dated April 1, 2002, and incorporated herein by reference).

10.2†	Severance Protection Agreement by and between the Company and Jerome P. Grisko, Jr. (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 000-25890, dated April 2, 2001, and incorporated herein by reference).

10.3†	Employment Agreement by and between the Company and Ware H. Grove (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 000-25890, dated April 2, 2001, and incorporated herein by reference).

10.4†	First Amended and Restated Employment Agreement by and between the Company and Steven L. Gerard dated March 22, 2007 (filed as Exhibit 99.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated March 23, 2007, and incorporated herein by reference).

10.5†	Employment Agreement by and between the Company and David J. Sibits, dated April 17, 2007 (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-32961, dated March 17, 2008, and incorporated herein by reference).

10.6	Stock and Option Purchase Agreement dated September 14, 2010, by and among Westbury (Bermuda) Ltd., Westbury Trust, Michael G. DeGroote, and CBIZ, Inc. (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated September 17, 2010, and incorporated herein by reference).

10.7	Purchase Agreement, dated as of September 21, 2010, between CBIZ, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers named in Schedule A thereto (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated September 27, 2010, and incorporated herein by reference).

10.8†	Amended Employment Agreement by and between the Company and Ware H. Grove, dated November 22, 2010 (filed as Exhibit 99.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated November 24, 2010, and incorporated herein by reference).

10.9†	CBIZ, Inc. 2002 Amended and Restated Stock Incentive Plan (Amended and Restated as of May 12, 2011), (filed as Exhibit 10.1 to the Company’s Report on Form 10-Q, File No. 001-32961, dated August 9, 2011, and incorporated herein by reference).

Exhibit No.	Description

10.10	Stock Purchase Agreement, dated July 26, 2013, among CBIZ, Inc., Westbury (Bermuda) Ltd., Westbury Trust, and Michael G. DeGroote (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated August 1, 2013, and incorporated herein by reference).

10.11	2014 Stock Incentive Plan and 2002 Amended and Restated Stock Incentive Plan (filed as Exhibit 4.2 to Form S-8, dated July 7, 2014, and incorporated herein by reference).

10.12	Credit Agreement, dated as of July 28, 2014, by and among CBIZ, Inc., Bank of America, N.A., as administrative agent, and other participating financial institutions (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated August 1, 2014, and incorporated herein by reference).

10.13	First Amendment to Credit Agreement by and among CBIZ Operations, Inc., CBIZ, Inc., and Bank of America, N.A., as agent, lender, issuing bank, and the other financial institutions from time to time party to the Credit Agreement. (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated April 10, 2015 and incorporated herein by reference).

10.14	Second Amendment to Credit Agreement by and among CBIZ Operations, Inc., CBIZ, Inc., and Bank of America, N.A., as agent, lender, issuing bank, swing line issuing bank and the other financial institutions from time to time party to the Credit Agreement. (filed as Exhibit 10.1 to the Company’s Report on Form 10-Q, File No. 001-32961, dated November 3, 2015 and incorporated herein by reference).

21.1*	List of Subsidiaries of CBIZ, Inc.

23*	Consent of KPMG LLP

24*	Powers of attorney (included on the signature page hereto).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from CBIZ, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (ii) Consolidated Balance Sheets at December 31, 2015 and 2014, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013, and (v) Notes to the Consolidated Financial Statements.

*	Indicates documents filed herewith.

**	Indicates documents furnished herewith.

†	Management contract or compensatory plan contract or arrangement filed pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBIZ, INC.
(REGISTRANT)

By	/s/ WARE H. GROVE
Ware H. Grove
Chief Financial Officer
March 8, 2016

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

Signature	Title	Date

/s/ STEVEN L. GERARD Steven L. Gerard	Chairman and Chief Executive Officer (Principal Executive Officer)	March 8, 2016

/s/ WARE H. GROVE Ware H. Grove	Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2016

/s/ JEROME P. GRISKO, JR. Jerome P. Grisko, Jr.	Director, President and Chief Operating Officer	March 8, 2016

/s/ RICK L. BURDICK Rick L. Burdick	Director	March 8, 2016

/s/ MICHAEL H. DEGROOTE Michael H. DeGroote	Director	March 8, 2016

/s/ JOSEPH S. DIMARTINO Joseph S. DiMartino	Director	March 8, 2016

/s/ GINA D. FRANCE Gina D. France	Director	March 8, 2016

Signature	Title	Date

/s/ SHERRILL W. HUDSON Sherrill W. Hudson	Director	March 8, 2016

/s/ TODD J. SLOTKIN Todd J. Slotkin	Director	March 8, 2016

/s/ DONALD V. WEIR Donald V. Weir	Director	March 8, 2016

/s/ BENAREE PRATT WILEY Benaree Pratt Wiley	Director	March 8, 2016

CBIZ, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CBIZ, Inc.:

We have audited CBIZ, Inc.’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CBIZ, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated March 8, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Cleveland, Ohio

March 8, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CBIZ, Inc.:

We have audited the accompanying consolidated balance sheets of CBIZ, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015 as listed in the accompanying index on page F-1. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Cleveland, Ohio

March 8, 2016

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2015 AND 2014

(In thousands, except per share data)

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$850	$979
Restricted cash	24,860	28,293
Accounts receivable, net	153,608	143,048
Income taxes refundable	966	—
Deferred income taxes — current, net	4,796	3,638
Other current assets	15,903	15,292
Assets of discontinued operations	—	5,229

Current assets before funds held for clients	200,983	196,479
Funds held for clients	171,497	182,847

Total current assets	372,480	379,326
Property and equipment, net	20,162	18,475
Goodwill and other intangible assets, net	535,653	526,462
Assets of deferred compensation plan	64,245	60,290
Notes receivable — non-current	1,760	2,714
Other assets	3,900	3,977

Total non-current assets	625,720	611,918

Total assets	$998,200	$991,244

LIABILITIES
Current liabilities:
Accounts payable	$35,555	$36,781
Income taxes payable	—	2,384
Accrued personnel costs	39,611	39,878
Notes payable — current	—	760
Contingent purchase price liability — current	12,855	16,692
Other current liabilities	11,714	13,434
Liabilities of discontinued operations	—	1,303

Current liabilities before client fund obligations	99,735	111,232
Client fund obligations	171,318	183,936

Total current liabilities	271,053	295,168
Convertible notes, net	750	96,569
Bank debt	205,800	107,400
Income taxes payable — non-current	4,084	4,166
Deferred income taxes — non-current	4,902	2,864
Deferred compensation plan obligations	64,245	60,290
Contingent purchase price liability — non-current	11,962	16,676
Other non-current liabilities	7,456	8,266

Total non-current liabilities	299,199	296,231

Total liabilities	570,252	591,399

STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; shares authorized 250,000; shares issued 126,182 and 118,820; shares outstanding 52,954 and 49,487	1,262	1,188
Additional paid-in capital	634,626	604,284
Retained earnings	254,860	220,753
Treasury stock, 73,228 and 69,333 shares	(462,167)	(425,685)
Accumulated other comprehensive loss	(633)	(695)

Total stockholders’ equity	427,948	399,845

Total liabilities and stockholders’ equity	$998,200	$991,244

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(In thousands, except per share data)

	2015	2014	2013
Revenue	$750,422	$719,483	$677,171
Operating expenses	653,944	629,804	593,339

Gross margin	96,478	89,679	83,832
Corporate general and administrative expenses	32,594	34,183	34,398

Operating income	63,884	55,496	49,434
Other income (expense):
Interest expense	(8,902)	(13,124)	(15,374)
Gain on sale of operations, net	84	1,303	79
Other income, net	2,766	6,893	7,817

Total other expense, net	(6,052)	(4,928)	(7,478)

Income from continuing operations before income tax expense	57,832	50,568	41,956
Income tax expense	22,829	20,154	16,577

Income from continuing operations	35,003	30,414	25,379
(Loss) income from operations of discontinued operations, net of tax	(2,323)	(754)	2,148
Gain on disposal of discontinued operations, net of tax	1,427	99	58,336

Net income	$34,107	$29,759	$85,863

Earnings per share:
Basic:
Continuing operations	$0.70	$0.63	$0.52
Discontinued operations	(0.01)	(0.01)	1.25

Net income	$0.69	$0.62	$1.77

Diluted:
Continuing operations	$0.66	$0.59	$0.52
Discontinued operations	(0.01)	(0.01)	1.23

Net income	$0.65	$0.58	$1.75

Basic weighted average common shares outstanding	50,280	48,343	48,632

Diluted weighted average common shares outstanding	52,693	51,487	49,141

Comprehensive income:
Net income	$34,107	$29,759	$85,863
Other comprehensive income:
Net unrealized loss on available-for-sale securities, net of income tax benefit of $77, $74 and $97	(114)	(117)	(142)
Net unrealized gain on interest rate swaps, net of income tax expense of $135, $121 and $135	230	206	230
Foreign currency translation	(54)	(59)	(60)

Total other comprehensive income	62	30	28

Total comprehensive income	$34,169	$29,789	$85,891

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(In thousands)

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Totals
December 31, 2012	112,374	62,009	$1,124	$560,810	$105,131	$(371,080)	$(753)	$295,232
Net income	—	—	—	—	85,863	—	—	85,863
Other comprehensive income	—	—	—	—	—	—	28	28
Share repurchases	—	3,984	—	—	—	(26,468)	—	(26,468)
Restricted stock	438	—	4	(4)	—	—	—	—
Stock options exercised	1,846	—	18	13,958	—	—	—	13,976
Share-based compensation	—	—	—	5,655	—	—	—	5,655
Tax expense from employee share plans	—	—	—	(1,913)	—	—	—	(1,913)
Business acquisitions	299	—	3	2,070	—	—	—	2,073

December 31, 2013	114,957	65,993	1,149	580,576	190,994	(397,548)	(725)	374,446
Net income	—	—	—	—	29,759	—	—	29,759
Other comprehensive income	—	—	—	—	—	—	30	30
Share repurchases	—	3,340	—	—	—	(28,137)	—	(28,137)
Restricted stock	464	—	5	(5)	—	—	—	—
Stock options exercised	1,507	—	15	11,341	—	—	—	11,356
Share-based compensation	—	—	—	6,205	—	—	—	6,205
Tax expense from employee share plans	—	—	—	(133)	—	—	—	(133)
Convertible bond retirement	1,477	—	15	2,639	—	—	—	2,654
Business acquisitions	415	—	4	3,661	—	—	—	3,665

December 31, 2014	118,820	69,333	1,188	604,284	220,753	(425,685)	(695)	399,845
Net income	—	—	—	—	34,107	—	—	34,107
Other comprehensive income	—	—	—	—	—	—	62	62
Share repurchases	—	3,895	—	—	—	(36,482)	—	(36,482)
Restricted stock	360	—	4	(4)	—	—	—	—
Stock options exercised	1,548	—	15	10,713	—	—	—	10,728
Share-based compensation	—	—	—	5,729	—	—	—	5,729
Tax benefit from employee share plans	—	—	—	772	—	—	—	772
Convertible bond retirement	5,069	—	51	9,422	—	—	—	9,473
Business acquisitions	385	—	4	3,710	—	—	—	3,714

December 31, 2015	126,182	73,228	$1,262	$634,626	$254,860	$(462,167)	$(633)	$427,948

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(In thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income	$34,107	$29,759	$85,863
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss (gain) from discontinued operations, net of tax	896	655	(60,484)
Gain on sale of operations, net of tax	(84)	(1,303)	(79)
Loss on early extinguishment of convertible debt	833	1,529	—
Depreciation and amortization expense	20,389	19,831	18,291
Amortization of discount on notes and deferred financing costs	2,271	4,169	4,568
Bad debt expense, net of recoveries	5,658	5,484	4,387
Adjustment to contingent earnout liability	(2,709)	(5,951)	1,208
Deferred income taxes	1,734	2,043	(416)
Employee stock awards	5,729	6,205	5,655
Excess tax benefits from share based payment arrangements	(948)	(503)	(53)
Changes in assets and liabilities, net of acquisitions and divestitures:
Restricted cash	3,433	(6,182)	(2,507)
Accounts receivable, net	(15,276)	(6,246)	(10,680)
Other assets	(1,269)	(3,027)	(3,244)
Accounts payable	(1,288)	(3,826)	1,482
Income taxes payable	(3,674)	(338)	(273)
Accrued personnel costs	(349)	1,643	3,398
Other liabilities	(3,057)	(825)	(5,109)

Net cash provided by continuing operations	46,396	43,117	42,007
Operating cash flows provided by (used in) discontinued operations	990	801	(43,525)

Net cash provided by (used in) operating activities	47,386	43,918	(1,518)

Cash flows from investing activities:
Business acquisitions and purchases of client lists, net of cash acquired	(14,636)	(45,972)	(9,747)
Purchases of client fund investments	(15,429)	(14,089)	(5,650)
Proceeds from the sales and maturities of client fund investments	10,664	6,671	4,896
Proceeds on sales of divested and discontinued operations	2,938	4,537	200,934
Increase (decrease) in funds held for clients	15,921	(11,223)	(9,438)
Additions to property and equipment, net	(7,390)	(4,837)	(6,208)
Collection of notes receivable	955	555	515
Other	20	24	(10)

Net cash (used in) provided by continuing operations	(6,957)	(64,334)	175,292
Investing cash flows provided by (used in) discontinued operations	8	416	(300)

Net cash (used in) provided by investing activities	(6,949)	(63,918)	174,992

Cash flows from financing activities:
Proceeds from bank debt	408,800	404,500	312,400
Payment of bank debt	(310,400)	(345,600)	(472,800)
Payment on extinguishment of convertible debt	(88,964)	(30,621)	—
Payment for acquisition of treasury stock	(36,482)	(28,137)	(26,468)
(Decrease) increase in client funds obligations	(12,617)	19,624	10,192
Payment of contingent consideration of acquisitions	(11,987)	(7,991)	(10,361)
Proceeds from exercise of stock options	10,728	11,356	13,976
Payment of notes payable	(574)	(1,690)	(594)
Deferred financing costs	(18)	(1,736)	—
Excess tax benefit from exercise of stock awards	948	503	53

Net cash (used in) provided by financing activities	(40,566)	20,208	(173,602)

Net (decrease) increase in cash and cash equivalents	(129)	208	(128)
Cash and cash equivalents at beginning of year	979	771	899

Cash and cash equivalents at end of year	$850	$979	$771

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies

Organization

CBIZ, Inc. is a diversified services company which, acting through its subsidiaries, provides professional business services primarily to small and medium-sized businesses, as well as individuals, governmental entities, and not-for-profit enterprises throughout the United States and parts of Canada. CBIZ, Inc. manages and reports its operations along three practice groups: Financial Services, Employee Services and National Practices. A further description of products and services offered by each of the practice groups is provided in Note 21 to the accompanying consolidated financial statements.

Principles of Consolidation

The accompanying consolidated financial statements reflect the operations of CBIZ, Inc. and all of its wholly-owned subsidiaries (“CBIZ,” the “Company,” “we” or “our”). All intercompany accounts and transactions have been eliminated in consolidation.

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

Fees earned by CBIZ under the ASAs are recorded as revenue (at net realizable value) in the accompanying Consolidated Statements of Comprehensive Income and were approximately $137.5 million, $133.7 million and $133.5 million for the years ended December 31, 2015, 2014 and 2013, respectively, the majority of which was related to services rendered to privately-held clients. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to CBIZ is typically reduced on a proportional basis. Although the ASAs do not constitute control, CBIZ is one of the beneficiaries of the agreements and may bear certain economic risks.

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management’s estimates and assumptions are derived from and are continually evaluated based upon available information, judgment and experience. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash was $24.9 million and $28.3 million at December 31, 2015 and 2014, respectively, in the accompanying Consolidated Balance Sheets and consists of:

•

Funds held by CBIZ in relation to its capital and investment advisory services as those funds are restricted in accordance with applicable Financial Industry Regulatory Authority (“FINRA”) regulations.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

•

Funds on deposit from clients in connection with the pass-through of insurance premiums to the carrier with the related liability for these funds recorded in accounts payable in the accompanying Consolidated Balance Sheets.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable, less allowances for doubtful accounts, reflects the net realizable value of receivables and approximates fair value. Unbilled revenues are recorded at estimated net realizable value. Assessing the collectability of receivables (billed and unbilled) requires management judgment based on a combination of factors. When evaluating the adequacy of the allowance for doubtful accounts and the overall probability of collecting on receivables, CBIZ analyzes historical collection experience, client credit-worthiness, the length of time the receivables are past due and an evaluation of current and projected economic trends and conditions at the time of the balance sheet date. At December 31, 2015 and 2014, the allowance for doubtful accounts was $12.7 million and $11.9 million, respectively, in the accompanying Consolidated Balance Sheets.

Funds Held for Clients and Client Fund Obligations

Services provided by CBIZ’s payroll operations include the preparation of payroll checks, federal, state, and local payroll tax returns, and flexible spending account administration. In relation to these services, as well as other similar service offerings, CBIZ collects funds from its clients’ accounts in advance of paying client obligations. Funds that are collected before they are due are segregated and reported separately as funds held for clients in the accompanying Consolidated Balance Sheets. Other than certain federal and state regulations pertaining to flexible spending account administration, there are no regulatory or other contractual restrictions placed on these funds.

Funds held for clients are reported in current assets and client fund obligations are reported in current liabilities in the accompanying Consolidated Balance Sheets.

•	At December 31, 2015 and 2014, funds held for clients were $171.5 million and $182.8 million, respectively, in the accompanying Consolidated Balance Sheets.

•	At December 31, 2015 and 2014, client fund obligations were $171.4 million and $183.9 million, respectively, in the accompanying Consolidated Balance Sheets.

Funds held for clients include cash, overnight investments and corporate and municipal bonds (see Note 5 to the accompanying consolidated financial statements for further discussion of investments). If the par value of investments held does not approximate fair value, the balance in funds held for clients may not be equal to the balance in client fund obligations. The amount of collected but not yet remitted funds may vary significantly during the year based on the timing of clients’ payroll periods.

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the respective lease. The cost of software purchased or developed for internal use is capitalized and amortized to expense using the straight-line method over an estimated useful life not to exceed seven years. Capitalized software is classified as property and equipment, net in the accompanying Consolidated Balance Sheets. At December 31, 2015 and 2014, property and equipment, net was $20.2 million and $18.5 million, respectively.

Goodwill

A significant portion of our assets is goodwill. At December 31, 2015, the carrying value of goodwill totaled $447.7 million, compared to total assets of $998.2 million and total shareholders’ equity of $427.9 million. During the fourth quarter of 2015 and 2014, CBIZ applied the principles as prescribed in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, “Intangibles – Goodwill and Other” in order to complete its goodwill impairment test. If the carrying value of a reporting unit exceeds the current estimated fair value, then the amount of the impairment loss, if any, must be measured.

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

Quantitative Assessment

In the fourth quarter of 2015, CBIZ based its goodwill assessment on a quantitative assessment for each of its reporting units that carried a goodwill balance, respectively, using both a discounted cash flow valuation technique and a market-based approach. The impairment test incorporated estimates of future cash flows; allocation of certain assets, liabilities, and cash flows among reporting units; future growth rates; and the applicable weighted-average cost of capital used to discount those estimated cash flows. At December 31, 2015, goodwill totaled $447.7 million. No goodwill impairment was recognized as a result of the annual evaluation performed as of November 1, 2015. The estimated fair value of the five reporting units was substantially in excess of its carrying value as of the annual test date.

Qualitative Assessment

In the fourth quarter of 2014, CBIZ based its goodwill assessment on a qualitative assessment for each of its reporting units that carried a goodwill balance. The qualitative assessment included an in-depth analysis of many factors, including general economic conditions, industry and market conditions, a broad scope of financial factors, the Company’s weighted average cost of capital, changes in management and key personnel, the price of the Company’s common stock, as well as other drivers of a fair value analysis. At December 31, 2014, goodwill totaled $435.2 million. As a result of the Company’s qualitative assessment, it was concluded that it was more-likely-than-not that the fair value of each of its reporting units was greater than its carrying value.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

Share-Based Awards

The measurement and recognition of share-based compensation expense is based on the grant date fair value of the share-based awards made to employees and non-employee directors over the required vesting period which is generally up to four years. The fair value of stock options is determined using the Black-Sholes option pricing model, which incorporates assumptions regarding the expected volatility, the expected option life, the risk-free interest rate and the expected dividend yield.

Share-based compensation expense is recorded in the accompanying Consolidated Statements of Comprehensive Income as operating expenses or corporate general and administrative expenses (“G&A”), depending on where the respective individual’s compensation is recorded. For additional discussion regarding share-based awards, see Note 14 to the accompanying consolidated financial statements.

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by diluted weighted average shares. Diluted weighted average shares are determined using the weighted average number of

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

common shares outstanding during the period plus the dilutive effect of potential future issues of common stock relating to CBIZ’s stock award programs, CBIZ’s convertible senior subordinated notes, business acquisitions, and other potentially dilutive securities. In calculating diluted earnings per share, the dilutive effect of stock awards is computed using the average market price for the period, in accordance with the treasury stock method.

Derivative Instruments

CBIZ accounts for derivative instruments in accordance with FASB ASC 815, Derivatives and Hedging, which requires all derivative instruments to be recognized in the financial statements and measured at fair value, regardless of the purpose or intent for holding them.

The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determine how we reflect the change in fair value of the derivative instrument. A derivative qualifies for hedge accounting treatment if, at inception, it meets defined correlation and effectiveness criteria. These criteria require that the anticipated cash flows and/or changes in fair value of the hedging instrument substantially offset those of the position being hedged.

CBIZ utilizes derivative instruments to manage interest rate risk associated with our floating-rate debt under the unsecured credit facility (as amended the “credit facility”). Interest rate swap contracts mitigate the risk associated with the underlying hedged item. If the contract is designated as a cash flow hedge, the mark-to-market gains or losses on the swap are deferred and included as a component of accumulated other comprehensive loss (“AOCL”), net of tax, to the extent effective, and reclassified to interest expense in the same period during which the hedged transaction affects earnings. If the contract is designated as a fair value hedge, the swap is recognized at fair value on the balance sheet, and changes in the fair value are recognized in interest expense. For further discussion regarding derivative financial instruments, see Note 5 to the accompanying consolidated financial statements.

Revenue Recognition and Valuation of Unbilled Revenues

Revenue is recognized only when all of the following are present:

•	persuasive evidence of an arrangement exists,

•	delivery has occurred or services have been rendered,

•	the fee to the client is fixed or determinable, and

•	collectability is reasonably assured.

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

•	Contingent revenue arrangements — Revenue is recognized when savings to the client is determined and verified by a third party.

•	Administrative service agreement revenue — Revenue for administrative service fees is recognized as services are provided, based upon actual hours incurred.

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

National Practices — The business units that comprise the National Practices group offer a variety of services which is described below:

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

Operating Expenses

Operating expenses represent costs of service and other costs incurred to operate CBIZ’s business units and are primarily comprised of personnel costs and occupancy related expenses. Personnel costs include base compensation, commissions, payroll taxes, gains or losses earned on assets of the deferred compensation plan, and benefits, which are recognized as expense as they are incurred. Personnel costs also include share-based and incentive compensation costs, which are estimated and accrued on a monthly basis. The ultimate determination of incentive compensation is made after year-end results are finalized. Total personnel costs were $502.8 million, $487.0 million and $459.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The largest components of occupancy costs are rent expense and utilities. Base rent expense is recognized over respective lease terms, while utilities and common area maintenance charges are recognized as incurred. Total occupancy costs were $41.4 million, $37.1 million and $36.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Operating Leases

CBIZ leases most of its office facilities and equipment under various operating leases. Rent expense under such leases is recognized evenly throughout the term of the lease obligation when the total lease commitment is a known amount, and recorded on a cash basis when future rent payment increases under the obligation are unknown due to rent escalations being tied to factors that are not currently measurable (such as increases in the consumer price index). Differences between rent expense recognized and the cash payments required under operating lease agreements are recorded in the accompanying Consolidated Balance Sheets as “Other non-current liabilities.”

CBIZ may receive incentives to lease office facilities in certain areas. Such incentives are recorded as a deferred credit and recognized as a reduction to rent expense on a straight-line basis over the lease term.

Divestiture of Medical Management Professionals

On July 26, 2013, CBIZ, Inc., through its subsidiary CBIZ Operations, Inc., an Ohio corporation, entered into an agreement with Zotec Partners, LLC, an Indiana limited liability company, to sell all of the issued and

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

outstanding capital stock of each of CBIZ Medical Management Professionals, Inc., an Ohio corporation, and CBIZ Medical Management, Inc., a North Carolina corporation, and substantially all of the stock of their subsidiary companies, collectively consisting of all of CBIZ Inc.’s Medical Management Professionals ongoing operations and business (“MMP”). The sale of MMP was completed on August 30, 2013 for a total purchase price of $201.6 million, subject to final working capital adjustments which were insignificant and completed during the year ended December 31, 2014. As a result of the completion of the divestiture of MMP, the assets and liabilities as well as the operations of MMP are reflected as discontinued operations on this Form 10-K. See Note 19 to the accompanying consolidated financial statements for further discussion of discontinued operations and divestitures.

Stock Purchase Agreement with Westbury Ltd.

On August 30, 2013, concurrent with the sale of MMP, CBIZ Inc. completed an agreement with Westbury (Bermuda) Ltd., a Bermuda exempted company (“Westbury”), Westbury Trust, a Bermuda trust, and Michael G. DeGroote, the founder of CBIZ, Inc., to purchase from Westbury 3.9 million shares of the Company’s common stock, which was 50.0% of Westbury’s current holdings of the Company’s common stock, at a price of $6.65 per share for a total of approximately $25.7 million. See Note 13 to the accompanying consolidated financial statements for further discussion regarding CBIZ’s common stock.

New Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases” (Topic 842), which will require leases to be recorded as an asset on the balance sheet for the right to use the leased asset and a liability for the corresponding lease obligation for leases with terms of more than 12 months. The accounting treatment for lessors will remain relatively unchanged. ASU 2016-02 also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes — Balance Sheet Reclassification of Deferred Taxes” (Topic 740). ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted and the amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The adoption of ASU 2015-17 will not have a material impact on the financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest — Imputation of Interest”, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance of debt issuance costs are not affected by the amendments in this update. ASU 2015-03 will be effective for the Company beginning in the first quarter of 2016 and requires the Company to apply the new guidance on a retrospective basis on adoption. The adoption of ASU 2015-03 will not have a material impact on the financial statements.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 clarifies how to determine whether equity holders as a group have power to direct the activities that most significantly affect the legal entity’s economic performance and could affect whether it is a variable interest entity. ASU 2015-02 will be effective for annual periods beginning after December 15, 2015; early adoption is allowed, including in any interim period. The Company does not expect the adoption of ASU 2015-02 to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606). ASU 2014-09 introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments and assets recognized from the costs to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date” (“ASU 2015-14”) which delays the effective date of this new accounting guidance by one year. It will effective for annual periods beginning after December 15, 2017 for public companies. Early adoption is permitted but not before annual periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2015-14. CBIZ is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements nor decided upon the method of adoption.

2.    Accounts Receivable, Net

Accounts receivable, net balances at December 31, 2015 and 2014 were as follows (in thousands

	2015	2014
Trade accounts receivable	$118,916	$107,174
Unbilled revenue, at net realizable value	47,351	47,789

Total accounts receivable	166,267	154,963
Allowance for doubtful accounts	(12,659)	(11,915)

Accounts receivable, net	$153,608	$143,048

Changes in the allowance for doubtful accounts on accounts receivable are as follows (in thousands):

	2015	2014	2013
Balance at beginning of period	$(11,915)	$(9,975)	$(11,363)
Provision for losses	(5,804)	(5,740)	(4,664)
Charge-offs, net of recoveries	5,060	3,800	6,052

Balance at end of period	$(12,659)	$(11,915)	$(9,975)

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

3.    Property and Equipment, Net

Property and equipment, net at December 31, 2015 and 2014 consisted of the following (in thousands):

	2015	2014
Buildings and leasehold improvements	$18,075	$19,371
Furniture and fixtures	23,515	21,979
Capitalized software	35,632	35,549
Equipment	11,396	11,486

Total property and equipment	88,618	88,385
Accumulated depreciation and amortization	(68,456)	(69,910)

Property and equipment, net	$20,162	$18,475

Depreciation expense related to property and equipment for the years ended December 31, 2015, 2014 and 2013 was as follows (in thousands):

	2015	2014	2013
Operating expenses	$5,237	$4,940	$4,425
Corporate general and administrative expenses	421	413	331

Total depreciation expense	$5,658	$5,353	$4,756

4.    Goodwill and Other Intangible Assets, Net

The components of goodwill and other intangible assets, net at December 31, 2015 and 2014 were as follows (in thousands):

	2015	2014
Goodwill	$447,685	$435,231
Intangibles:
Client lists	147,706	140,187
Other intangibles	6,977	6,482

Total intangibles	154,683	146,669

Total goodwill and other intangibles assets	602,368	581,900
Accumulated amortization:
Client lists	(65,037)	(54,213)
Other intangibles	(1,678)	(1,225)

Total accumulated amortization	(66,715)	(55,438)

Goodwill and other intangible assets, net	$535,653	$526,462

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Goodwill

Changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2015 and 2014 were as follows (in thousands):

	Financial Services	Employee Services	National Practices	Total Goodwill
December 31, 2013	$260,715	$122,316	$1,666	$384,697
Additions	9,452	42,619	—	52,071
Divestitures	(1,537)	—	—	(1,537)

December 31, 2014	$268,630	$164,935	$1,666	$435,231
Additions	409	13,599	—	14,008
Divestitures	(1,554)	—	—	(1,554)

December 31, 2015	$267,485	$178,534	$1,666	$447,685

Additions to Goodwill

•	Businesses acquired during 2015 resulted in additions to goodwill of approximately $13.5 million, which was recorded in the Employee Services practice group.

•

Businesses acquired during 2014 resulted in additions to goodwill of approximately $51.9 million, of which $42.6 million was recorded in the Employee Services practice group and $9.3 million was recorded in the Financial Services practice group.

•

The remaining increases in goodwill during 2015 and 2014 were a result of final working capital adjustments. Refer to Note 18 to the accompanying consolidated financial statements for further discussion of acquisition activities.

Decreases to Goodwill

•

During the year ended December 31, 2015, CBIZ sold three businesses within the Financial Services practice group, two of which were discontinued in 2014. This resulted in a decrease to goodwill of $1.6 million.

•	During the year ended December 31, 2014, CBIZ sold one business within the Financial Services practice group resulting in a decrease to goodwill of $1.5 million.

Goodwill Impairment

During the fourth quarter of 2015 and 2014, CBIZ applied the principles as prescribed in FASB ASC Topic 350 “Intangibles — Goodwill and Other” in order to complete its goodwill impairment tests.

•

Quantitative Assessment:    In the fourth quarter of 2015, CBIZ based its goodwill assessment on a quantitative assessment for each of its reporting units that carried a goodwill balance using both a discounted cash flow valuation technique and a market-based approach. The impairment test incorporated estimates of future cash flows; allocation of certain assets, liabilities, and cash flows among reporting units; future growth rates; and the applicable weighted-average cost of capital used to discount those estimated cash flows.

•

At December 31, 2015, goodwill totaled $447.7 million. No goodwill impairment was recognized as a result of the annual evaluation performed as of November 1, 2015. The estimated fair value of the five reporting units was substantially in excess of its carrying value as of the annual test date.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

•

Qualitative Assessment:    In the fourth quarter of 2014, CBIZ based its goodwill assessment on a qualitative assessment for each of its reporting units that carried a goodwill balance. The qualitative assessment included an in-depth analysis of many factors, including general economic conditions, industry and market conditions, a broad scope of financial factors, the Company’s weighted average cost of capital, changes in management and key personnel, the price of the Company’s common stock, as well as other drivers of a fair value analysis.

•

At December 31, 2014, goodwill totaled $435.2 million. As a result of the Company’s qualitative assessment, it was concluded that it was more-likely-than-not that the fair value of each of its reporting units was greater than its carrying value

Client Lists and Other Intangibles

At December 31, 2015, the weighted average amortization period remaining for total intangible assets was 7.8 years. Client lists are amortized over their expected period of benefit and had a weighted-average amortization period of 7.6 years remaining at December 31, 2015. Other intangibles are amortized over periods ranging from 2 to 15 years, and had a weighted-average amortization period of 10.0 years remaining at December 31, 2015.

Amortization expense related to client lists and other intangible assets for the years ended December 31, 2015, 2014 and 2013 was as follows (in thousands):

	2015	2014	2013
Operating expenses	$14,714	$14,462	$13,520
Corporate general and administrative expenses	17	16	15

Total amortization expense	$14,731	$14,478	$13,535

Amortization expense for existing client lists and other intangible assets for each of the next five years ending December 31 is estimated to be (in thousands):

2016	$14,871
2017	$14,410
2018	$13,360
2019	$9,376
2020	$8,306

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

Bonds

CBIZ held corporate and municipal bonds with par values totaling $40.8 million and $36.4 million at December 31, 2015 and 2014, respectively. All bonds are investment grade and are classified as available-for-sale. CBIZ’s bonds have maturity dates or callable dates ranging from January 2016 through November 2020, and are included in funds held for clients — current in the accompanying Consolidated Balance Sheets based on the intent and ability of the Company to sell these investments at any time under favorable conditions.

The following table summarizes CBIZ’s bond activity for the years ended December 31, 2015 and 2014 (in thousands):

	2015	2014
Fair value at January 1	$38,399	$30,011
Purchases	15,429	14,089
Sales	(987)	(245)
Maturities and calls	(9,677)	(6,426)
Increase in bond premium	172	1,155
Fair market value adjustment	(194)	(185)

Fair value at December 31	$43,142	$38,399

Interest Rate Swaps

CBIZ’s $25.0 million notional value interest rate swap expired in June 2015. During the fourth quarter of 2015, we entered into three interest rate swaps. The notional hedged amounts were $10.0 million, $15.0 million and $25.0 million, with maturity tenors of 2, 3 and 5 years, respectively.

CBIZ does not purchase or hold any derivative instruments for trading or speculative purposes. We utilize interest rate swaps to manage interest rate risk exposure associated with our floating-rate debt under the credit facility. Under these interest rate swap contracts, we receive cash flows from counterparties at variable rates based on LIBOR and pay the counterparties a fixed rate. To mitigate counterparty credit risk, CBIZ only entered into contracts with selected major financial institutions with investment grade ratings and continually assesses their creditworthiness. There are no credit risk-related contingent features in CBIZ’s interest rate swaps nor do the swaps contain provisions under which the Company would be required to post collateral.

The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determine how we reflect the change in fair value of the derivative instrument. A derivative qualifies for hedge accounting treatment if, at inception, it meets defined correlation and effectiveness criteria. These criteria require that the anticipated cash flows and/or changes in fair value of the hedging instrument substantially offset those of the position being hedged

CBIZ had no fair value hedging instruments at December 31, 2015 or 2014. Our interest rate swaps are designated as cash flow hedges. Accordingly, the interest rate swaps are recorded as either an asset or liability in the accompanying Consolidated Balance Sheets at fair value. The mark-to-market gains or losses on the swaps are deferred and included as a component of AOCL, net of tax, to the extent effective, and reclassified to interest expense in the same period during which the hedged transaction affects earnings. The interest rate swaps are

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

assessed for effectiveness and continued qualification for hedge accounting on a quarterly basis. For the years ended December 31, 2015 and 2014, the interest rate swaps were deemed to be highly effective.

The following table summarizes CBIZ’s outstanding interest rate swaps and its classification in the accompanying Consolidated Balance Sheets at December 31, 2015 and 2014 (in thousands):

	December 31, 2015
	Notional Amount	Fair Value (2)	Balance Sheet Location
Interest rate swaps (1)	$50,000	$240	Other non-current assets

	December 31, 2014
	Notional Amount	Fair Value (2)	Balance Sheet Location
Interest rate swap (3)	$25,000	$(126)	Other current liabilities

(1)	Represents interest rate swaps entered into during the fourth quarter of 2015 with notional values of $10.0 million, $15.0 million and $25.0 million, with maturity tenors of 2, 3 and 5 years, respectively. Under the terms of the interest rate swap, CBIZ pays interest at a fixed rate of 0.885% (2-year), 1.155% (3-year) and 1.300% (5-year) plus applicable margin as stated in the agreement, and receives interest that varies with the one-month LIBOR.

(2)	See additional disclosures regarding fair value measurements in Note 6 to the accompanying consolidated financial statements.

(3)	Represents the $25.0 million notional value interest rate swap that expired in June 2015.

During the next twelve months, the amount of the December 31, 2015, AOCL balance that will be reclassified to earnings is expected to be immaterial. The following table summarizes the effects of the interest rate swap on CBIZ’s accompanying Consolidated Statements of Comprehensive Income for the years ended December 31, 2015 and 2014 (in thousands):

	Gain recognized in AOCL, net of tax		Loss reclassified from AOCL into expense
	Twelve Months Ended December 31,		Twelve Months Ended December 31,		Location
	2015	2014	2015	2014
Interest rate swap	$230	$206	$(214)	$(376)	Interest expense

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

The following table summarizes CBIZ’s assets and liabilities at December 31, 2015 and 2014 that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level	December 31, 2015	December 31, 2014
Deferred compensation plan assets	1	$64,245	$60,290
Corporate and municipal bonds	1	$43,142	$38,399
Interest rate swap	2	$240	$(126)
Contingent purchase price liabilities	3	$(24,817)	$(33,368)

For the years ended December 31, 2015 and 2014, there were no transfers between the valuation hierarchy Levels 1, 2 and 3. The following table summarizes the change in fair value of the Company’s contingent purchase price liabilities identified as Level 3 for the years ended December 31, 2015 and 2014 (pre-tax basis, in thousands):

Contingent Purchase Price Liabilities
Beginning balance — January 1, 2014	$(25,196)
Additions from business acquisitions	(19,353)
Payment of contingent purchase price payable	5,230
Change in fair value of contingency	5,951

Balance — December 31, 2014	$(33,368)
Additions from business acquisitions	(8,522)
Settlement of contingent purchase price payable	14,364
Change in fair value of contingency	2,709

Balance — December 31, 2015	$(24,817)

Contingent Purchase Price Liabilities

Contingent purchase price liabilities result from business acquisitions and are classified as Level 3 due to the utilization of a probability weighted discounted cash flow approach to determine the fair value of the contingency. A contingent liability is established for each acquisition that has a contingent purchase price component and normally extends over a term of two to six years. The significant unobservable input used in the fair value measurement of the contingent purchase price liabilities is the future performance of the acquired business. The future performance of the acquired business directly impacts the contingent purchase price that is paid to the seller, thus performance that exceeds target could result in a higher payout, and a performance under target could result in a lower payout. Changes in the expected amount of potential payouts are recorded as adjustments to the initial contingent purchase price liability, with the same amount being recorded in the Consolidated Statements of Comprehensive Income. These liabilities are reviewed quarterly and adjusted if necessary. See Note 18 for further discussion of contingent purchase price liabilities.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table presents financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
2006 Notes	$750	$750	$750	$750
2010 Notes	$—	$—	$95,819	$118,157

The fair value was determined based upon their most recent quoted market price and as such, is considered to be a Level 1 fair value measurement. The 2006 Notes are carried at face value less any unamortized debt discount. See Note 8 for further discussion of CBIZ’s debt instruments.

7.     Income Taxes

For financial reporting purposes, income from continuing operations before income taxes includes the following components (in thousands):

	2015	2014	2013
United States	$57,665	$50,385	$41,809
Foreign (Canada)	167	183	147

Total	$57,832	$50,568	$41,956

Income tax expense included in the accompanying Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013 was as follows (in thousands):

	2015	2014	2013
Continuing operations:
Current:
Federal	$18,079	$15,749	$13,880
Foreign	43	47	47
State and local	2,694	1,782	2,311

Total	20,816	17,578	16,238
Deferred:
Federal	1,060	952	(394)
State and local	953	1,624	733

Total	2,013	2,576	339

Total income tax expense from continuing operations	22,829	20,154	16,577

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	2015	2014	2013
Discontinued operations:
Operations of discontinued operations:
Current	(1,263)	51	3,107
Deferred	68	(222)	(653)

Total	(1,195)	(171)	2,454
Gain on disposal of discontinued operations:
Current	427	34	49,973
Deferred	(344)	—	(776)

Total	83	34	49,197

Total income tax expense from discontinued operations	(1,112)	(137)	51,651

Total income tax expense	$21,717	$20,017	$68,228

The provision for income taxes attributable to income from continuing operations differed from the amount obtained by applying the federal statutory income tax rate to income from continuing operations before income taxes, as follows (in thousands, except percentages):

	2015	2014	2013
Tax at statutory rate (35%)	$20,241	$17,699	$14,684
State taxes (net of federal benefit)	2,899	3,361	2,020
Business meals and entertainment — non-deductible	779	667	624
Reserves for uncertain tax positions	(324)	(1,724)	(531)
Net change in tax rate	(1,046)	(214)	(414)
Other, net	280	365	194

Provision for income taxes from continuing operations	$22,829	$20,154	$16,577

Effective income tax rate	39.5%	39.9%	39.5%

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014, were as follows (in thousands):

	2015	2014
Deferred tax assets:
Net operating loss carryforwards .	$952	$973
Allowance for doubtful accounts	4,569	3,028
Employee benefits and compensation	27,984	25,238
Lease costs	3,318	3,959
State tax credit carryforwards	1,393	1,496
Other deferred tax assets	2,497	3,175

Total gross deferred tax assets	40,713	37,869
Less: valuation allowance	(1,376)	(1,079)

Total deferred tax assets, net	$39,337	$36,790

Deferred tax liabilities:
Accrued interest	$3,847	$5,878
Client list intangible assets	3,273	4,016
Goodwill and other intangibles	32,114	25,874
Other deferred tax liabilities	209	248

Total gross deferred tax liabilities	$39,443	$36,016

Net deferred tax (liability) asset	$(106)	$774

CBIZ has established valuation allowances for certain states’ deferred tax assets, primarily related to portions of the state net operating loss (“NOL”) carryforwards and state income tax credit carryforwards at December 31, 2015 and December 31, 2014. The net increase in the valuation allowance of $0.3 million and $0.2 million for the years ended December 31, 2015 and December 31, 2014, respectively, primarily related to changes in the valuation allowance for certain state tax credit carryforwards.

In assessing the realization of deferred tax assets, management considers all available positive and negative evidence, including projected future taxable income, scheduled reversal of deferred tax liabilities, historical financial operations and tax planning strategies. Based upon review of these items, management believes it is more-likely-than-not that the Company will realize the benefits of these deferred tax assets, net of the existing valuation allowances.

CBIZ and its subsidiaries file income tax returns in the United States, Canada, and most state jurisdictions. In October 2013, the Internal Revenue Service (“IRS”) completed its audit of the Company’s 2010 federal income tax return. The Company paid a nominal amount related to the settlement of the audit. CBIZ’s federal income tax returns for years ending prior to January 1, 2012 are no longer subject to examination. During 2015, the IRS began its audit of the Company’s 2013 and 2014 federal income tax returns. The Company anticipates the IRS will complete its audit in early 2016. During 2015, the state of Kansas completed its audit of the Company’s 2003 through 2011 state of Kansas income tax returns. The Company paid approximately $0.1 million in settlement of this audit. With limited exceptions, CBIZ’s state and local income tax returns and non-U.S. income tax returns are no longer subject to tax authority examinations for years ending prior to January 1, 2011 and January 1, 2010, respectively.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The availability of NOL’s and state tax credits are reported as deferred tax assets, net of applicable valuation allowances, in the accompanying Consolidated Balance Sheets. At December 31, 2015, the Company has state net operating loss carryforwards of $27.5 million and state tax credit carryforwards of $1.5 million. The state net operating loss carryforwards expire on various dates between 2016 and 2030 and the state tax credit carryforwards expire on various dates between 2018 and 2036.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2015	2014	2013
Balance at January 1	$4,591	$5,508	$3,618
Additions for tax positions of the current year	126	1,107	2,647
Additions for tax positions of prior years	—	118	—
Settlements of prior year positions	(94)	(1,343)	—
Lapse of statutes of limitation	(336)	(799)	(757)

Balance at December 31	$4,287	$4,591	$5,508

Included in the balance of unrecognized tax benefits at December 31, 2015 are $2.8 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company believes it is reasonably possible that certain of these unrecognized tax benefits could change in the next twelve months. CBIZ expects reductions in the liability for unrecognized tax benefits of approximately $0.3 million within the next twelve months due to expiration of statutes of limitation. Given the number of years that are currently subject to examination, the Company is unable to estimate the range of potential adjustments to the remaining balance of unrecognized tax benefits at this time.

CBIZ recognizes interest expense, and penalties related to unrecognized tax benefits as a component of income tax expense. During 2015, the Company accrued interest expense of $0.2 million and, as of December 31, 2015, had recognized a liability for interest expense and penalties of $0.3 million and $0.3 million, respectively, relating to unrecognized tax benefits. During 2014, the Company accrued interest expense of $0.3 million and, as of December 31, 2014, had recognized a liability for interest expense and penalties of $0.3 million and $0.3 million, respectively, relating to unrecognized tax benefits.

8.     Debt and Financing Arrangements

At December 31, 2015, CBIZ’s primary financing arrangement was the $400.0 million credit facility which provides the Company with the capital necessary to meet its working capital needs as well as the flexibility to continue with its strategic initiatives, including business acquisitions and share repurchases. A previous financing arrangement, the 4.875% 2010 Convertible Senior Subordinated Notes (the “2010 Notes”), became due on October 1, 2015, as is discussed more fully below.

Bank Debt

CBIZ has a $400.0 million unsecured credit facility with Bank of America as agent for a group of eight participating banks that matures in July 2019. The balance outstanding under the credit facility was $205.8 million and $107.4 million at December 31, 2015 and December 31, 2014, respectively. Rates for the years ended December 31, 2015 and 2014 were as follows (includes bank debt and interest rate swaps):

	2015	2014
Weighted average rates	2.02%	2.44%

Range of effective rates	1.65% - 3.50%	1.87% - 4.00%

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

CBIZ had approximately $88.0 million of available funds under the credit facility at December 31, 2015, net of outstanding letters of credit and performance guarantees of $3.2 million.

•

Available funds under the credit facility are based on a multiple of earnings before interest, taxes, depreciation and amortization as defined in the credit facility, and are reduced by letters of credit and outstanding borrowings on the credit facility.

•

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

Debt Covenant Compliance

The credit facility is subject to certain financial covenants that may limit CBIZ’s ability to borrow up to the total commitment amount. Covenants require CBIZ to meet certain requirements with respect to (i) a total leverage ratio and (ii) minimum fixed charge coverage ratio. As of December 31, 2015, CBIZ was in compliance with its debt covenants.

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

Amendments to Credit Agreement

On April 10, 2015, CBIZ entered into an Amendment to the Credit Agreement that governs the credit facility, dated as of July 28, 2014, by and among the Company and Bank of America, N.A., as administrative agent and bank, and other participating banks, to remove certain events from the definition of Change of Control contained therein. This amendment had no impact on the terms of the credit facility (other than as described above), the accompanying Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows.

On October 16, 2015, CBIZ entered into a Second Amendment to the Credit Agreement that governs the credit facility, dated as of July 28, 2014, by and among the Company and Bank of America, N.A., as administrative agent and bank, and other participating banks, to incorporate swap obligations in the Agreement. This amendment had no impact on the terms of the credit facility (other than as described above), the accompanying Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows.

2010 Notes

The $48.4 million outstanding principal amount of the 2010 Notes matured on October 1, 2015. Holders received $1,000 in cash for each $1,000 principal amount of 2010 Notes along with the premium of the conversion value over par value. The $71.8 million conversion value of the 2010 Notes was determined by a cash averaging period

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

that began on October 5, 2015 and ended on October 30, 2015. Cash payments were settled on November 4, 2015 with funds available under the credit facility.

Prior to the October 1, 2015 maturity date:

•

CBIZ issued approximately 5.1 million shares of CBIZ common stock and paid cash consideration in exchange for $49.3 million of the Company’s 2010 Notes, in two privately negotiated transactions during the second quarter of 2015. Notes repurchased are deemed to be extinguished.

•

During the nine months ended September 30, 2014, the Company issued 1.5 million shares of CBIZ common stock plus cash consideration in privately negotiated transactions in exchange for retiring $32.4 million of its 2010 Notes.

•

The Company recorded non-operating charges of approximately $0.8 million and $1.5 million related to the privately negotiated transactions and are included in “Other income, net” in the accompanying Consolidated Statements of Comprehensive Income for the years ended December 31, 2015 and 2014, respectively.

The common stock equivalents related to the 2010 Notes had less of an impact on diluted weighted average shares outstanding due to the maturation of the 2010 Notes. The common stock equivalent impact during the year ended December 31, 2015 was 1.2 million shares. During the same period in 2014, the common stock equivalent impact was 2.0 million shares.

The carrying amount of the 2010 Notes at December 31, 2015 and 2014 was as follow (in thousands):

	2015	2014
Principal amount of notes	$—	$97,650
Unamortized discount	—	(1,831)

Net carrying amount	$—	$95,819

3.125% Convertible Senior Subordinated Notes (the “2006 Notes”)

At December 31, 2015, CBIZ had $750,000 aggregate principal amount outstanding of its 2006 Notes. The 2006 Notes mature on June 1, 2026 unless earlier redeemed, repurchased or converted.

Interest Expense

For the years ended December 31, 2015 and 2014, CBIZ recognized interest expense as follows (in thousands):

	2015	2014	2013
2010 Notes (1)	$4,559	$9,068	$9,898
Credit facility	4,320	4,033	5,453
2006 Notes	23	23	23

Balance at December 31	$8,902	$13,124	$15,374

(1)	Components of interest expense related to the 2010 Notes include the contractual coupon interest, amortization of discount and amortization of deferred financing costs.

(2)	Components of interest expense related to the credit facility include amortization of deferred financing costs, commitment fees and line of credit fees.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

9.     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at December 31, 2015 and 2014 were as follows (in thousands):

	2015	2014
Net unrealized loss on available-for-sale securities, net of income tax benefit of $108 and $37, respectively	$(172)	$(58)
Net unrealized gain (loss) on interest rate swap, net of income tax (expense) benefit of $(91) and $47, respectively	151	(79)
Foreign currency translation	(612)	(558)

Accumulated other comprehensive loss	$(633)	$(695)

10.     Lease Commitments

Operating Leases

CBIZ leases certain of its office facilities and equipment under various operating leases. Future minimum cash commitments under operating leases as of December 31, 2015 were as follows (in thousands):

Year Ending December 31,	Gross Operating Lease Commitments	Sub-Leases	Net Operating Lease Commitments
2016	$33,244	$976	$32,268
2017	25,787	234	25,553
2018	21,609	234	21,375
2019	17,578	234	17,344
2020	14,165	234	13,931
Thereafter	52,562	—	52,562

Total	$164,945	$1,912	$163,033

Rent expense for continuing operations (excluding consolidation and integration charges) incurred under operating leases was $35.7 million, $34.3 million and $33.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. Rent expense does not necessarily reflect cash payments, as described under “Operating Leases” in Note 1.

11.     Commitments and Contingencies

Acquisitions

The purchase price that CBIZ normally pays for businesses and client lists consists of two components: an up-front non-contingent portion, and a portion which is contingent upon the acquired businesses or client lists’ actual future performance. The fair value of the purchase price contingency related to businesses is recorded at the date of acquisition and re-measured each reporting period until the liability is settled. Shares of CBIZ common stock that are issued in connection with acquisitions may be contractually restricted from sale for periods up to one year. Acquisitions are further disclosed in Note 18.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Indemnifications

CBIZ has various agreements in which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which CBIZ customarily agrees to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2015, CBIZ was not aware of any obligations arising under indemnification agreements that would require material payments.

Employment Agreements

CBIZ maintains severance and employment agreements with certain of its executive officers, whereby such officers may be entitled to payment in the event of termination of their employment. CBIZ also has arrangements with certain non-executive employees which may include severance and other employment provisions. CBIZ accrues for amounts payable under these contracts and arrangements as triggering events occur and obligations become known. During the years ended December 31, 2015, 2014 and 2013, payments regarding such contracts and arrangements were not material.

Letters of Credit and Guarantees

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits which totaled $2.3 million at December 31, 2015 and 2014. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.3 million and $1.9 million at December 31, 2015 and 2014, respectively.

CBIZ acted as guarantor on various letters of credit for a CPA firm with which it has an affiliation, which totaled $0.9 million and $1.9 million at December 31, 2015 and 2014, respectively. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying Consolidated Balance Sheets. Management does not expect any material changes to result from these instruments as performance under the guarantees is not expected to be required.

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

The CBIZ Parties deny all allegations of wrongdoing made against them and are vigorously defending the remaining proceedings relating to the Baldino Group’s claims. In particular, the CBIZ Parties are not control persons under the Arizona Securities Act of, or in a joint venture with, Mayer Hoffman. The CBIZ Parties do not have, in any respects, the legal right to control Mayer Hoffman’s audits or any say in how the audits are conducted. The Company has been advised by Mayer Hoffman that it denies all allegations of wrongdoing made against it and that it intends to continue vigorously defending the matters.

The Company cannot predict the outcome of the above matters or estimate the possible loss or range of loss, if any. Although the proceedings relating to the Baldino Group’s claims are subject to uncertainties inherent in the litigation process and the ultimate disposition of these proceedings is not presently determinable, management believes that the allegations are without merit and that the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

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

12.     Employee Benefits

Employee Savings Plan

CBIZ sponsors a qualified 401(k) defined contribution plan that covers substantially all of its employees. Participating employees may elect to contribute, on a tax-deferred basis, up to 80% of their pre-tax annual compensation (subject to a maximum permissible contribution under Section 401(k) of the Internal Revenue Code). Matching contributions by CBIZ are 50% of the first 6% of base compensation that the participant contributes, and additional amounts may be contributed at the discretion of the Board of Directors. Participants may elect to invest their contributions in various funds including: equity, fixed income, stable value, and balanced — lifecycle funds. Employer contributions (net of forfeitures) made to the plan during the years ended December 31, 2015, 2014 and 2013 were approximately $9.0 million, $8.5 million and $7.9 million, respectively.

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

For the year ended December 31, 2015, CBIZ recorded a loss of $0.7 million and for the years ended December 31, 2014 and 2013, CBIZ recorded gains of $3.7 million and $8.2 million, respectively, related to these investments. These investments are specifically designated as available to CBIZ solely for the purpose of paying benefits under the deferred compensation plan. However, the investments in the rabbi trusts would be available to all unsecured general creditors in the event that CBIZ becomes insolvent.

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

13.    Common Stock

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

The $48.4 million outstanding principal amount of the 2010 Notes matured on October 1, 2015. No shares of CBIZ common stock were issued in conjunction with the maturation of the 2010 Notes. Cash payments were settled on November 4, 2015 with funds available under the credit facility. For further discussion regarding debt and financing arrangements, see Note 8 to the accompanying consolidated financial statements.

Prior to the October 1, 2015 maturity date, in two privately negotiated transactions, the Company issued 5.1 million shares of CBIZ common stock plus cash consideration in exchange for $49.3 million of the Company’s 2010 Notes during the second quarter of 2015. During the year ended December 31, 2014, the Company issued 1.5 million shares of CBIZ common stock plus cash consideration in exchange for $32.4 million of the Company’s 2010 Notes in privately negotiated transactions.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Treasury Stock

CBIZ’s Board of Directors approved various share repurchase programs that were effective during the years ended December 31, 2015, 2014 and 2013. Under these programs, shares may be purchased in the open market or in privately negotiated transactions according to SEC rules.

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

CBIZ repurchased 3.8 million and 3.2 million shares on the open market at a cost (including fees and commissions) of $35.2 million and $26.6 million under the Share Repurchase Program during the years ended December 31, 2015 and 2014, respectively. Excluding the shares repurchased from Westbury in 2013 as discussed below, no additional shares were repurchased in 2013.

During the year ended December 31, 2013, concurrent with the sale of MMP, CBIZ repurchased an additional 3.9 million shares from Westbury, a company organized by CBIZ founder Michael G. DeGroote, which was 50.0% of Westbury’s then current holdings of the Company’s common stock, at a price of $6.65 per share, which represented the 60-day moving average share price at July 1, 2013. The total cost of this repurchase was $25.7 million. See Note 17 for further discussion of the Westbury transactions.

14.     Employee Share Plans

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

Stock Awards

Effective May 15, 2014, CBIZ shareholders approved a new plan, the CBIZ, Inc. 2014 Stock Incentive Plan (“2014 Plan”). Beginning in 2015, the 2014 Plan replaced and, for future grants, superseded the previous 2002 Plan. The operating terms of the 2014 Plan are substantially similar to those of the 2002 Plan.

CBIZ granted various stock-based awards through the year ended December 31, 2015 under the 2014 Plan. The terms and vesting schedules for the stock-based awards vary by type and date of grant. Under the 2014 Plan, which expires in 2024, a maximum of 9.6 million stock options, restricted stock or other stock based compensation awards may be granted. Shares subject to award under the 2014 Plan may be either authorized but unissued shares of CBIZ common stock or treasury shares. At December 31, 2015, approximately 9.1 million shares were available for future grant under the 2014 Plan.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

CBIZ utilized the Black-Scholes-Merton option-pricing model to determine the fair value of stock options on the date of grant. The fair value of stock options granted during the years ended December 31, 2015, 2014 and 2013 were $2.34, $2.25, $1.96, respectively. The following weighted average assumptions were utilized:

	2015	2014	2013
Expected volatility (1)	26.65%	28.83%	33.46%
Expected option life (years) (2)	4.64	4.66	4.85
Risk-free interest rate (3)	1.32%	1.38%	0.75%
Expected dividend yield (4)	0.00%	0.00%	0.00%

(1)	The expected volatility assumption was determined based upon the historical volatility of CBIZ’s stock price, using daily price intervals.

(2)	The expected option life was determined based upon CBIZ’s historical data using a midpoint scenario, which assumes all options are exercised halfway between the expiration date and the weighted average time it takes the option to vest.

(3)	The risk-free interest rate assumption was upon zero-coupon U.S. Treasury bonds with a term approximating the expected life of the respective options.

(4)	The expected dividend yield assumption was determined in view of CBIZ’s historical and estimated dividend payouts. CBIZ does not expect to change its dividend payout policy in the foreseeable future.

During the years ended December 31, 2015, 2014 and 2013, CBIZ recognized compensation expense for these awards as follows (in thousands):

	2015	2014	2013
Stock options	$2,541	$2,576	$2,748
Restricted stock awards	3,188	3,629	2,907

Total stock-based compensation expense before income tax benefit	$5,729	$6,205	$5,655

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Stock Options

Stock options granted during the years ended December 31, 2015, 2014 and 2013 were generally subject to a 25% incremental vesting schedule over a four-year period commencing from the date of grant. Stock options expire six years from the date of grant and are awarded with an exercise price equal to the market value of CBIZ common stock on the date of grant. At the discretion of the Compensation Committee of the Board of Directors, options awarded under the 2014 Plan may vest in a time period shorter than four years. Under the 2014 Plan, stock options awarded to non-employee directors have generally been granted with immediate vesting. Stock options may be granted alone or in addition to other awards and may be of two types: incentive stock options and nonqualified stock options. In the event the optionee of an incentive stock option owns, at the time such stock option is awarded or granted, more than ten percent of the voting power of all classes of stock of CBIZ, the option price shall not be less than 110% of such fair market value. During the years ended December 31, 2015, 2014 and 2013, no individual who may receive options had an ownership in excess of ten percent of the voting power of all classes of CBIZ common stock. Stock option activity during the year ended December 31, 2015 was as follows (number of options in thousands):

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2014	5,602	$7.06
Granted	900	$9.25
Exercised	(1,548)	$6.93
Expired or canceled	(69)	$7.10

Outstanding at December 31, 2015	4,885	$7.50	3.41 years	$11.5

Vested and exercisable at December 31, 2015	2,204	$6.96	2.44 years	$6.4

•	The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2015, 2014 and 2013 was $2.1 million, $3.0 million and $3.0 million, respectively.

•

The aggregate intrinsic value of stock options exercised during each of the years ended December 31, 2015, 2014 and 2013 was $4.6 million, $2.3 million and $2.0 million, respectively. The intrinsic value is calculated as the difference between CBIZ’s stock price on the exercise date and the exercise price of each option exercised.

•	At December 31, 2015, CBIZ had unrecognized compensation cost for non-vested stock options of $5.8 million to be recognized over a weighted average period of approximately 1.3 years.

Restricted Stock Awards

Under the 2014 Plan, certain employees and non-employee directors were granted restricted stock awards. Restricted stock awards are independent of option grants and are granted at no cost to the recipients. The awards are subject to forfeiture if employment terminates prior to the release of restrictions, generally one to four years from the date of grant. Recipients of restricted stock awards are entitled to the same dividend and voting rights as holders of other CBIZ common stock, subject to certain restrictions during the vesting period, and the awards are considered to be issued and outstanding from the date of grant. Shares granted under the 2014 Plan cannot be sold, pledged, transferred or assigned during the vesting period.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Restricted stock award activity during the year ended December 31, 2015 was as follows:

	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value (1)
Non-vested at December 31, 2014	1,039	$7.30
Granted	362	$9.12
Vested	(437)	$7.11
Forfeited	(2)	$6.36

Non-vested at December 31, 2015	962	$8.08

(1)	Represents weighted average market value of the shares as the awards are granted at no cost to the recipients.

•	At December 31, 2015, CBIZ had unrecognized compensation cost for restricted stock awards of $7.8 million to be recognized over a weighted average period of approximately 1.2 years.

•	The total fair value of shares vested during the years ended December 31, 2015, 2014 and 2013 was approximately $3.1 million, $3.5 million and $3.0 million, respectively.

•

The market value of shares awarded during the years ended December 31, 2015, 2014 and 2013 was $3.3 million, $4.1 million and $3.4 million, respectively. This market value was recorded as unearned compensation and is being expensed ratably over the periods which the restrictions lapse.

•	Awards outstanding at December 31, 2015 will be released from restrictions at dates ranging from February 2016 through May 2019.

15.    Earnings Per Share

The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share from continuing operations for the years ended December 31, 2015, 2014 and 2013 (in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Income from continuing operations	$35,003	$30,414	$25,379

Denominator:
Basic
Weighted average common shares outstanding	50,280	48,343	48,632

Diluted
Stock options (1)	876	761	194
Restricted stock awards	277	293	263
Contingent shares (2)	29	129	52
Convertible senior subordinated notes (3)	1,231	1,961	—

Diluted weighted average common shares outstanding	52,693	51,487	49,141

Earnings Per Share:
Basic earnings per share from continuing operations	$0.70	$0.63	$0.52

Diluted earnings per share from continuing operations	$0.66	$0.59	$0.52

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(1)	For the years ended December 31, 2015, 2014 and 2013, a total of 1.5 million, 0.9 million and 6.1 million stock based awards, respectively, were excluded from the calculation of diluted earnings per share as their exercise prices would render them anti-dilutive.

(2)	Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by CBIZ once future conditions have been met. See Note 18 for further discussion of acquisitions.

(3)	The dilutive impact of shares issued related to the 2010 Notes is based on the average share price of $9.62 for the twelve months ended December 31, 2015 which exceeded the conversion price of $7.41. The 2010 Notes were retired on October 1, 2015 with the amounts available under the credit facility. The dilutive impact is the result of dilution for the year ended December 31, 2015.

16.    Supplemental Cash Flow Disclosures

Cash paid for interest and income taxes during the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	2015	2014	2013
Interest	$7,986	$9,268	$10,783

Income taxes (1)	$23,558	$18,277	$67,941

(1)	Approximately $47.5 million related to the gain on sale of MMP is included in cash paid for income taxes for the year ended December 31, 2013.

17.    Related Parties

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

A number of the businesses acquired by CBIZ are located in properties owned indirectly by and leased from persons employed by CBIZ, none of whom are members of CBIZ’s senior management. In the aggregate, CBIZ paid approximately $2.7 million, $2.2 million and $2.1 million during the years ended December 31, 2015, 2014 and 2013, respectively, under such leases.

Rick L. Burdick, a director of CBIZ, is a partner of Akin Gump Strauss Hauer & Feld LLP (“Akin Gump”). Akin Gump performed legal work for CBIZ during the years ended December 31, 2015, 2014 and 2013 for which the firm received approximately $0.2 million, $0.6 million and $0.4 million from CBIZ, respectively.

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

CBIZ acted as guarantor for letters of credit for a CPA firm with which it has an affiliation. The letters of credit totaled $0.9 million and $1.9 million as of December 31, 2015 and 2014. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded as other current liabilities in the accompanying consolidated financial statements. Management does not expect any material changes to result from these instruments as performance is not expected to be required.

18.    Acquisitions

2015

During the year ended December 31, 2015, CBIZ acquired substantially all of the assets of three businesses:

First Quarter 2015

•

Model Consulting, Inc. (“Model”), located in Trevose, Pennsylvania, effective March 1, 2015. Model provides employee benefit consulting services to mid-sized companies in the Philadelphia and Southern New Jersey markets. Annualized revenue attributable to Model is estimated to be approximately $4.2 million. Operating results attributable to Model are reported in the Employee Services practice group.

Fourth Quarter 2015

•

Pension Resource Group, Inc. (“PRG”), located in Woodstock, Georgia, effective October 1, 2015. PRG provides pension administration solutions including defined benefit administration, data warehousing, benefit communication, compensation statement and human capital services to clients ranging in size from 500 to over 60,000 participants. Annualized revenue attributable to PRG is estimated to be approximately $4.8 million. Operating results attributable to PRG are reported in the Employees Services practice group.

•

Cottonwood Group, Inc. (“Cottonwood”), located in Overland Park, Kansas, effective December 1, 2015. Cottonwood provides pension plan consulting, actuarial and investment services for institutional pension plans, retirement funds, endowment funds and foundations. Annualized revenue attributable to Cottonwood is estimated to be $3.1 million. Operating results attributable to Cottonwood are reported in the Employees Services practice group.

Pro forma results of operations have not been presented because the effects of these acquisitions, individually and in aggregate, were not material to our income from continuing operations before income taxes.

Aggregate consideration for these acquisitions consisted of approximately $10.5 million in cash, $1.4 million in CBIZ common stock, and $8.5 million in contingent consideration.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The aggregate purchase price for these acquisitions was allocated as follows (in thousands):

Recognized amounts of identifiable assets acquired and liabilities assumed:
Accounts receivable, net	$1,501
Other assets	52
Identifiable intangible assets	7,037
Accounts payable	(62)
Accrued liabilities	(1,552)

Total identifiable net assets	$6,976
Goodwill	13,471

Aggregate purchase price	$20,447

•	Under the terms of the acquisition agreements, a portion of the purchase price is contingent on future performance of the businesses acquired.

•	The maximum potential undiscounted amount of all future payments that CBIZ could be required to make under the contingent arrangements is $8.7 million.

•	CBIZ is required to record the fair value of this obligation at the acquisition date.

•

Utilizing a probability weighted income approach, CBIZ determined that the fair value of the contingent consideration arrangement was $8.5 million, of which $2.9 million was recorded in “Contingent purchase price liability — current” and $5.6 million was recorded in “Contingent purchase price liability — non-current” in the accompanying Consolidated Balance Sheets at December 31, 2015.

•

The goodwill of $13.5 million arising from the acquisitions in 2015 consists largely of expected future earnings and cash flows from the existing management team, as well as the synergies created by the integration of the new businesses within the CBIZ organization, including cross-selling opportunities expected with the Company’s Financial Services group and the Employee Services group, to help strengthen the Company’s existing service offerings and expand the Company’s market position. All of the goodwill is deductible for income tax purposes.

Client Lists

During the year ended December 31, 2015, CBIZ purchased six client lists, all of which are reported in the Employee Services practice group. Total consideration for these client lists was $2.8 million cash paid at closing and an additional $0.8 million in guaranteed future consideration, and $0.1 million which is contingent upon future financial performance of the client list.

Contingent Earnouts for Previous Acquisitions

•	CBIZ paid $12.0 million in cash and issued approximately 0.3 million shares of common stock during the year ended December 31, 2015 as contingent earnouts for previous acquisitions.

Change in Contingent Purchase Price Liability for Previous Acquisitions

•

During the year ended December 31, 2015, CBIZ also decreased the fair value of the contingent purchase price liability related to CBIZ’s prior acquisitions by $2.9 million due to lower than originally projected future results of the acquired businesses. This decrease of $2.9 million is included in “Other income, net” in the accompanying Consolidated Statements of Comprehensive Income.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Refer to Note 6 to the accompanying consolidated financial statements for a further discussion of contingent purchase price liabilities.

2014

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

Pro forma results of operations have not been presented because the effects of these acquisitions, individually and in aggregate, were not material to our income from continuing operations before income taxes. The operating results of Centric, Clearview, Tegrit, Sattler, and W&C are reported in the Employee Services practice group and the operating results of LBR are reported in the Financial Services practice group.

Aggregate consideration for these acquisitions consisted of approximately $43.9 million in cash, $2.9 million in CBIZ common stock, and $19.4 million in contingent consideration.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The aggregate purchase price for these acquisitions was allocated as follows (in thousands):

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$1,381
Accounts receivable, net	4,204
Other assets	464
Identifiable intangible assets	17,952
Accounts payable	(3,319)
Accrued liabilities	(3,513)
Income taxes payable	(1,058)
Deferred taxes	(1,834)

Total identifiable net assets	$14,277
Goodwill	51,873

Aggregate purchase price	$66,150

•	Under the terms of the acquisition agreements, a portion of the purchase price is contingent on future performance of the businesses acquired.

•	The maximum potential undiscounted amount of all future payments that CBIZ could be required to make under the contingent arrangements is $20.9 million.

•	CBIZ is required to record the fair value of this obligation at the acquisition date.

•

Utilizing a probability weighted income approach, CBIZ determined that the fair value of the contingent consideration arrangement was $19.4 million, of which $5.0 million was recorded in “Contingent purchase price liability — current” and $14.4 million was recorded in “Contingent purchase price liability — non-current” in the accompanying Consolidated Balance Sheets at December 31, 2014.

•

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

Client Lists

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

Contingent Earnouts for Previous Acquisitions

•	CBIZ paid $4.6 million in cash and issued approximately 0.1 million shares of common stock during the year ended December 31, 2014 as contingent earnouts for previous acquisitions.

Change in Contingent Purchase Price Liability for Previous Acquisitions

•

During the year ended December 31, 2014, CBIZ also decreased the fair value of the contingent purchase price liability related to CBIZ’s prior acquisitions by $3.9 million due to lower than originally projected

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

future results of the acquired businesses. This decrease of $3.9 million is included in “Other income, net” in the accompanying Consolidated Statements of Comprehensive Income.

Refer to Note 6 to the accompanying consolidated financial statements for further discussion of contingent purchase price liabilities.

2013

During the year ended December 31, 2013, CBIZ acquired substantially all of the assets of two companies:

•	Associated Insurance Agents (“AIA”), an insurance brokerage agency specializing in property and casualty insurance, located in Minneapolis, Minnesota.

•	Knight Field Fabry LLP (“Knight”), an accounting and financial services company located in Denver, Colorado.

Pro forma results of operations have not been presented because the effects of these acquisitions, individually and in aggregate, were not material to our income from continuing operations before income taxes. The operating results of AIA are reported in the Employee Services practice group and the operating results of Knight are reported in the Financial Services practice group.

Aggregate consideration for these acquisitions consisted of $4.9 million in cash paid at closing, $0.4 million in guaranteed future consideration, and $5.5 million net present value in contingent consideration to be settled in cash, subject to the acquired operations achieving certain performance targets.

The aggregate purchase price for these acquisitions was allocated as follows (in thousands):

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$202
Accounts receivable, net	578
Other assets	137
Identifiable intangible assets	3,002
Accounts payable	(835)
Accrued liabilities	(416)
Deferred taxes	(1,165)

Total identifiable net assets	$1,503
Goodwill	9,278

Aggregate purchase price	$10,781

•	Under the terms of the acquisition agreements, a portion of the purchase price is contingent on future performance of the businesses acquired.

•	The maximum potential undiscounted amount of all future payments that CBIZ could be required to make under the contingent arrangements is $6.1 million.

•	CBIZ is required to record the fair value of this obligation at the acquisition date.

•

Utilizing a probability weighted income approach, CBIZ determined that the fair value of the contingent consideration arrangement was $5.5 million, of which $1.2 million was recorded in “Contingent purchase price liability — current” and $4.3 million was recorded in “Contingent purchase price liability — non-current” in the accompanying Consolidated Balance Sheets at December 31, 2013.

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

Client Lists

During the year ended December 31, 2013, CBIZ purchased three client lists, two of which are reported in the Employee Services practice group and one reported in the Financial Services practice group. Total consideration for these client lists was $0.3 million cash paid at closing and an additional $0.3 million in cash, which is contingent upon future financial performance of the client list.

Contingent Earnouts for Previous Acquisitions

•	CBIZ paid $10.1 million in cash and issued approximately 0.2 million shares of common stock during the year ended December 31, 2013 as contingent earnouts for previous acquisitions.

Change in Contingent Purchase Price Liability for Previous Acquisitions

•

During the year ended December 31, 2013, CBIZ also increased the fair value of the contingent purchase price liability related to CBIZ’s prior acquisitions by $1.1 million due to higher than originally projected future results of the acquired businesses. This increase of $1.1 million is included in “Other income, net” in the accompanying Consolidated Statements of Comprehensive Income.

Refer to Note 6 to the accompanying consolidated financial statements for further discussion of contingent purchase price liabilities.

19.    Discontinued Operations and Divestitures

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

Discontinued Operations

2015

During the year ended December 31, 2015, CBIZ sold the assets of two small businesses under the Financial Services segment for a total purchase price of $2.7 million. A gain of $1.4 million was recorded in “Gain on disposal of discontinued operations, net of tax” on the accompanying Consolidated Statements of Comprehensive Income during the year ended December 31, 2015. These two businesses were classified as held for sale during the comparable period in 2014 and were previously reported in the Financial Services practice group.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

2014

During the year ended December 31, 2014, CBIZ made the decision to divest the operations of two small businesses under the Financial Services segment. These businesses were being held for sale at December 31, 2014, with the results of operations for these businesses being included in “(Loss) income from operations of discontinued operations, net of tax” on the accompanying Consolidated Statements of Comprehensive Income.

2013

During the year ended December 31, 2013, CBIZ sold all of the issued and outstanding capital stock of CBIZ Medical Management Professionals, Inc. and CBIZ Medical Management, Inc. and substantially all of the stock of their subsidiary companies, collectively consisting of all of CBIZ’s MMP’s ongoing operations and business for a purchase price of $201.6 million, subject to final working capital adjustments which were recorded in “Gain on disposal of discontinued operations, net of tax” on the accompanying Consolidated Statements of Comprehensive Income for the year ended December 31, 2014, pursuant to a Stock Purchase Agreement among CBIZ Operations, Inc. and Zotec Partners, LLC dated July 26, 2013.

•

Certain adjustments were determined to be necessary to reflect the operating results and financial position of MMP as discontinued operations. These adjustments include an allocation for interest expense and tax expense, as well as an allocation of deferred tax accounts that specifically relate to MMP.

•

The interest charges were based on the assumption that $40.0 million of the credit facility debt was related to MMP, thus the interest related to the $40.0 million was charged to MMP at the respective annual rate of interest for the credit facility.

•	Tax expense was allocated to MMP at its respective individual tax rate.

•

The results of operations for MMP for the year ended December 31, 2013 are included in “(Loss) income from operations of discontinued operations, net of tax,” and the gain on the sale of MMP is recorded in “Gain on sale of discontinued operations, net of tax” on the accompanying Consolidated Statements of Comprehensive Income.

Revenue and results from operations of discontinued operations for the years ended December 31, 2015, 2014 and 2013 are separately reported as “(Loss) income from operations of discontinued operations, net of tax” in the accompanying Consolidated Statements of Comprehensive Income and were as follows (in thousands):

	2015	2014	2013
Revenue	$6,248	$14,589	$106,869

(Loss) Income from operations of discontinued operations before income tax expense	$(3,518)	$(925)	$4,602
Income tax (benefit) expense	(1,195)	(171)	2,454

(Loss) income from operations of discontinued operations, net of tax	$(2,323)	$(754)	$2,148

Gains or losses from the sale of discontinued operations are recorded as “Gain on disposal of discontinued operations, net of tax”, in the accompanying Consolidated Statements of Comprehensive Income. Additionally, proceeds that are contingent upon a divested operation’s actual future performance are recorded as gain on sale of discontinued operations in the period they are earned.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Gains on disposals of discontinued operations for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	2015	2014	2013
Gain on disposal of discontinued operations, before income tax expense	$1,510	$133	$107,533
Income tax expense	83	34	49,197

Gain on disposal of discontinued operations, net of tax	$1,427	$99	$58,336

At December 31, 2014, the assets and liabilities of businesses classified as discontinued operations are reported separately in the accompanying consolidated financial statements and consisted of the following (in thousands):

2014
Assets:
Accounts receivable, net	$4,699
Goodwill and other intangible assets, net	301
Property and equipment, net	171
Other assets	58

Assets of discontinued operations	$5,229

Liabilities:
Accounts payable	$388
Accrued personnel	591
Accrued expenses	324

Liabilities of discontinued operations	$1,303

Divestitures

Gains or losses from divested operations and assets that do not qualify for treatment as discontinued operations are recorded as “Gain on sale of operations, net” in the accompanying Consolidated Statements of Comprehensive Income.

•

During the year ended December 31, 2015, CBIZ sold a business from the Financial Services practice group for $0.5 million. A loss that was not material to our results of operations was recorded as a result of the sale.

•	During the year ended December 31, 2014, CBIZ sold a business from the Financial Services practice group for $2.9 million. A gain of $1.2 million was recorded as a result of the sale.

•

Gains totaling $0.1 million, $0.1 million and $0.1 million the years ended December 31, 2015, 2014 and 2013, respectively, were recorded and relate to contingent consideration earned on sales made in previous periods.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

20.    Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2015 and 2014 (in thousands, except per share amounts).

	2015
	March 31,	June 30,	September 30,	December 31,
Revenue	$213,866	$185,042	$187,102	$164,412
Operating expenses	170,864	163,117	159,175	160,788

Gross margin	43,002	21,925	27,927	3,624
Corporate general and administrative	9,865	6,615	8,043	8,071

Operating income (loss)	33,137	15,310	19,884	(4,447)
Other (expense) income:
Interest expense	(2,977)	(2,848)	(1,840)	(1,237)
Gain on sale of operations, net	56	45	5	(22)
Other income (loss), net	2,859	(1,126)	(1,673)	2,706

Total other (expense) income, net	(62)	(3,929)	(3,508)	1,447

Income (loss) from continuing operations before income tax expense (benefit)	33,075	11,381	16,376	(3,000)
Income tax expense (benefit)	13,572	4,696	6,787	(2,226)

Income (loss) from continuing operations	19,503	6,685	9,589	(774)
(Loss) income from operations of discontinued operations, net of tax	(335)	(330)	(561)	(1,097)
(Loss) gain on disposal of discontinued operations, net of tax	—	290	1,172	(35)

Net income (loss)	$19,168	$6,645	$10,200	$(1,906)

Earnings (loss) per share:
Basic:
Continuing operations	$0.41	$0.14	$0.19	$(0.02)
Discontinued operations	(0.01)	(0.01)	0.01	(0.02)

Net income (loss)	$0.40	$0.13	$0.20	$(0.04)

Diluted:
Continuing operations	$0.38	$0.13	$0.18	$(0.02)
Discontinued operations	(0.01)	—	0.01	(0.02)

Net income (loss)	$0.37	$0.13	$0.19	$(0.04)

Basic weighted average common shares	48,146	49,464	51,736	51,669

Diluted weighted average common shares	51,385	52,024	54,445	51,669

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	2014
	March 31,	June 30,	September 30,	December 31,
Revenue	$204,726	$177,466	$180,269	$157,022
Operating expenses	161,938	158,317	155,233	154,316

Gross margin	42,788	19,149	25,036	2,706
Corporate general and administrative	10,198	8,306	8,889	6,790

Operating income (loss)	32,590	10,843	16,147	(4,084)
Other (expense) income:
Interest expense	(3,433)	(3,577)	(3,123)	(2,991)
Gain on sale of operations, net	8	68	17	1,210
Other income (loss), net	1,975	3,936	(1,368)	2,350

Total other (expense) income, net	(1,450)	427	(4,474)	569

Income (loss) from continuing operations before income tax expense (benefit)	31,140	11,270	11,673	(3,515)
Income tax expense (benefit)	13,114	4,824	4,353	(2,137)

Income (loss) from continuing operations	18,026	6,446	7,320	(1,378)
(Loss) income from operations of discontinued operations, net of tax	(263)	(312)	(239)	60
(Loss) gain on disposal of discontinued operations, net of tax	(474)	(27)	607	(7)

Net income (loss)	$17,289	$6,107	$7,688	$(1,325)

Earnings (loss) per share:
Basic:
Continuing operations	$0.37	$0.13	$0.15	$(0.03)
Discontinued operations	(0.01)	0.00	0.01	0.00

Net income (loss)	$0.36	$0.13	$0.16	$(0.03)

Diluted:
Continuing operations	$0.34	$0.12	$0.14	$(0.03)
Discontinued operations	(0.01)	0.00	0.01	0.00

Net income (loss)	$0.33	$0.12	$0.15	$(0.03)

Basic weighted average common shares	48,182	48,273	48,451	48,455

Diluted weighted average common shares	52,618	52,052	51,209	48,455

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

Corporate and Other

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

CBIZ operates in the United States and Canada and revenue generated from such operations during the years ended December 31, 2015, 2014 and 2013 was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
United States	$748,971	$717,865	$675,467
Canada	1,451	1,618	1,704

Total Revenue	$750,422	$719,483	$677,171

There is no one customer that represents a significant portion of CBIZ’s revenue.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Segment information for the years ended December 31, 2015, 2014 and 2013 was as follows (in thousands):

	Year Ended December 31, 2015
	Financial Services	Employee Services	National Practices	Corporate and Other	Total
Revenue	$476,396	$244,493	$29,533	$—	$750,422
Operating expenses	412,211	202,787	26,417	12,529	653,944

Gross margin	64,185	41,706	3,116	(12,529)	96,478
Corporate general & admin	—	—	—	32,594	32,594

Operating income (loss)	64,185	41,706	3,116	(45,123)	63,884
Other income (expense):
Interest expense	—	(35)	—	(8,867)	(8,902)
Gain on sale of operations, net	—	—	—	84	84
Other income, net	739	1,116	4	907	2,766

Total other income (expense)	739	1,081	4	(7,876)	(6,052)

Income (loss) from continuing operations before income tax expense	$64,924	$42,787	$3,120	$(52,999)	$57,832

	Year Ended December 31, 2014
	Financial Services	Employee Services	National Practices	Corporate and Other	Total
Revenue	$465,130	$224,898	$29,455	$—	$719,483
Operating expenses	399,783	186,002	26,798	17,221	629,804

Gross margin	65,347	38,896	2,657	(17,221)	89,679
Corporate general & admin	—	—	—	34,183	34,183

Operating income (loss)	65,347	38,896	2,657	(51,404)	55,496
Other income (expense):
Interest expense	—	(31)	—	(13,093)	(13,124)
Gain on sale of operations, net	—	—	—	1,303	1,303
Other income, net	417	557	4	5,915	6,893

Total other income (expense)	417	526	4	(5,875)	(4,928)

Income (loss) from continuing operations before income tax expense	$65,764	$39,422	$2,661	$(57,279)	$50,568

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Year Ended December 31, 2013
	Financial Services	Employee Services	National Practices	Corporate and Other	Total
Revenue	$441,787	$204,863	$30,521	$—	$677,171
Operating expenses	380,660	168,696	27,589	16,394	593,339

Gross margin	61,127	36,167	2,932	(16,394)	83,832
Corporate general & admin	—	—	—	34,398	34,398

Operating income (loss)	61,127	36,167	2,932	(50,792)	49,434
Other income (expense):
Interest expense	—	(24)	—	(15,350)	(15,374)
Gain on sale of operations, net	—	—	—	79	79
Other income, net	491	297	1	7,028	7,817

Total other income (expense)	491	273	1	(8,243)	(7,478)

Income (loss) from continuing operations before income tax expense	$61,618	$36,440	$2,933	$(59,035)	$41,956

22.    Subsequent Events

Subsequent to December 31, 2015 up to the date of this filing, CBIZ repurchased approximately 0.6 million shares in the open market at a total cost of approximately $6.1 million under the Company’s current Rule 10b5-1 trading plan, which allows CBIZ to repurchase shares below a predetermined price per share.

On February 11, 2016, the Board of CBIZ authorized the continuation of the Company’s Share Repurchase Program, which has been renewed annually for the past twelve years. This authorization renews the 5.0 million share authorization currently in place which expires on March 31, 2016 and authorizes the purchase of up to 5.0 million additional shares of the Company’s outstanding common stock to be obtained in open market, privately negotiated, or 10b5-1 trading plan purchases through March 31, 2017.

Effective January 1, 2016, CBIZ acquired Millimaki Eggert, L.L.P. (“Millimaki”), located in San Diego, California. Millimaki provides professional tax, accounting, and financial services, with a specialty niche practice in the real estate sector, to closely held businesses, their owners, and mid-to-high net worth individuals. Millimaki has 12 employees, recorded $2.4 million in revenue over the past year, and will be integrated into the existing CBIZ San Diego office.