Form 10-Q
period 2016-03-31
CBIZ, Inc.
filed 2016-05-03
CIK 944148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at April 29, 2016
Common Stock, par value $0.01 per share	52,589,796

CBIZ, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)

	MARCH 31, 2016	DECEMBER 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,561	$850
Restricted cash	26,095	24,860
Accounts receivable, net	197,248	153,608
Income taxes refundable	—	966
Deferred income taxes – current, net (1)	—	4,796
Other current assets	16,747	15,903

Current assets before funds held for clients	241,651	200,983
Funds held for clients	151,119	171,497

Total current assets	392,770	372,480
Non-current assets:
Property and equipment, net	19,729	20,162
Goodwill and other intangible assets, net	534,886	535,653
Assets of deferred compensation plan	65,767	64,245
Notes receivable – non-current	1,798	1,760
Other non-current assets (1)	1,960	2,031

Total non-current assets	624,140	623,851

Total assets	$1,016,910	$996,331

LIABILITIES
Current liabilities:
Accounts payable	$36,550	$35,555
Income taxes payable – current	12,339	—
Accrued personnel costs	24,101	39,611
Notes payable – current	411	—
Contingent purchase price liability – current	14,169	12,855
Other current liabilities	12,744	11,714

Current liabilities before client fund obligations	100,314	99,735
Client fund obligations	150,563	171,318

Total current liabilities	250,877	271,053
Non-current liabilities:
Convertible notes, net	750	750
Bank debt (1)	233,900	205,800
Debt issuance costs	(1,744)	(1,869)

Total long-term debt	232,906	204,681
Notes payable – non-current	1,408	—
Income taxes payable – non-current	4,190	4,084
Deferred income taxes – non-current, net (1)	383	4,902
Deferred compensation plan obligations	65,767	64,245
Contingent purchase price liability – non-current	8,292	11,962
Other non-current liabilities	7,223	7,456

Total non-current liabilities	320,169	297,330

Total liabilities	571,046	568,383

STOCKHOLDERS’ EQUITY
Common stock	1,264	1,262
Additional paid-in capital	637,220	634,626
Retained earnings	276,628	254,860
Treasury stock	(468,304)	(462,167)
Accumulated other comprehensive loss	(944)	(633)

Total stockholders’ equity	445,864	427,948

Total liabilities and stockholders’ equity	$1,016,910	$996,331

(1)	See Note 15 to accompanying consolidated financial statements for discussion of our adoption of ASU 2015-03, ASU 2015-15 and ASU 2015-17 (as defined in Note 15).

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share data)

	THREE MONTHS ENDED MARCH 31,
	2016	2015
Revenue	$224,238	$213,866
Operating expenses	178,117	170,864

Gross margin	46,121	43,002
Corporate general and administrative expenses	10,245	9,865

Operating income	35,876	33,137
Other income (expense):
Interest expense	(1,526)	(2,977)
Gain on sale of operations, net	101	56
Other income, net	2,147	2,859

Total other income (expense), net	722	(62)
Income from continuing operations before income tax expense	36,598	33,075
Income tax expense	14,800	13,572

Income from continuing operations	21,798	19,503
Loss from operations of discontinued operations, net of tax	(30)	(335)

Net income	$21,768	$19,168

Earnings (loss) per share:
Basic:
Continuing operations	$0.42	$0.41
Discontinued operations	—	(0.01)

Net income	$0.42	$0.40

Diluted:
Continuing operations	$0.41	$0.38
Discontinued operations	—	(0.01)

Net income	$0.41	$0.37

Basic weighted average shares outstanding	51,572	48,146

Diluted weighted average shares outstanding	52,745	51,385

Comprehensive Income:
Net income	$21,768	$19,168
Other comprehensive (loss) income, net of tax	(311)	138

Comprehensive income	$21,457	$19,306

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Totals
December 31, 2015	126,182	73,228	$1,262	$634,626	$254,860	$(462,167)	$(633)	$427,948
Net income	—	—	—	—	21,768	—	—	21,768
Other comprehensive loss	—	—	—	—	—	—	(311)	(311)
Share repurchases	—	633	—	—	—	(6,137)	—	(6,137)
Restricted stock	84	—	1	(1)	—	—	—	—
Stock options exercised	115	—	1	795	—	—	—	796
Share-based compensation	—	—	—	1,409	—	—	—	1,409
Tax benefit from employee share plans	—	—	—	102	—	—	—	102
Business acquisitions	32	—	—	289	—	—	—	289

March 31, 2016	126,413	73,861	$1,264	$637,220	$276,628	$(468,304)	$(944)	$445,864

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	THREE MONTHS ENDED MARCH 31,
	2016	2015
Cash flows from operating activities:
Net income	$21,768	$19,168
Adjustments to reconcile net income to net cash used in operating activities:
Loss from operations of discontinued operations, net of tax	30	335
Gain on sale of operations, net	(101)	(56)
Depreciation and amortization expense	5,245	4,987
Amortization of discount on notes and deferred financing costs	131	860
Amortization of discount on contingent earnout liability	36	38
Bad debt expense, net of recoveries	1,170	1,494
Adjustment to contingent earnout liability	(1,263)	(1,500)
Deferred income taxes	434	(2,137)
Employee stock awards	1,409	1,622
Excess tax benefits from share based payment arrangements	(102)	(48)
Changes in assets and liabilities, net of acquisitions and divestitures:
Restricted cash	(1,235)	2,685
Accounts receivable, net	(44,485)	(47,239)
Other assets	(833)	(1,158)
Accounts payable	995	1,301
Income taxes payable	13,516	11,902
Accrued personnel costs	(15,510)	(16,049)
Other liabilities	1,127	507

Net cash used in continuing operations	(17,668)	(23,288)
Operating cash flows provided by (used in) discontinued operations	506	(1,027)

Net cash used in operating activities	(17,162)	(24,315)

Cash flows from investing activities:
Business acquisitions and purchases of client lists, net of cash acquired	(2,043)	(5,974)
Purchases of client fund investments	(3,560)	(3,531)
Proceeds from the sales and maturities of client fund investments	3,577	3,704
Proceeds from sales of divested and discontinued operations	42	56
Increase in funds held for clients	20,746	57,257
Additions to property and equipment, net	(880)	(2,983)
Collections of notes receivable	34	34

Net cash provided by investing activities	17,916	48,563

Cash flows from financing activities:
Proceeds from bank debt	145,200	98,500
Payment of bank debt	(117,100)	(59,100)
Payment for acquisition of treasury stock	(6,137)	(5,007)
Decrease in client funds obligations	(20,805)	(58,353)
Proceeds from exercise of stock options	796	2,130
Payment of contingent consideration of acquisitions	(2,035)	(3,317)
Excess tax benefit from exercise of stock awards	102	48
Payment of notes payable	(58)	—
Other	(6)	—

Net cash used in financing activities	(43)	(25,099)

Net increase (decrease) in cash and cash equivalents	711	(851)
Cash and cash equivalents at beginning of year	850	979

Cash and cash equivalents at end of period	$1,561	$128

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation

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

These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management’s estimates and assumptions include, but are not limited to, estimates of collectability of accounts receivable and unbilled revenue, the realizability of goodwill and other intangible assets, the fair value of certain assets, the valuation of stock options in determining compensation expense, estimates of accrued liabilities (such as incentive compensation, self-funded health insurance accruals, legal reserves, income tax uncertainties and contingent purchase price obligations), the provision for income taxes, the realizability of deferred tax assets, and other factors. Management’s estimates and assumptions are derived from and are continually evaluated based upon available information, judgment and experience. Changes in circumstances could cause actual results to differ materially from those estimates.

A description of revenue recognition policies is included in the Annual Report on Form 10-K for the year ended December 31, 2015.

2.	Accounts Receivable, Net

Accounts receivable, net balances at March 31, 2016 and December 31, 2015 were as follows (in thousands):

	March 31, 2016	December 31, 2015
Trade accounts receivable	$128,894	$118,916
Unbilled revenue	81,243	47,351

Total accounts receivable	210,137	166,267
Allowance for doubtful accounts	(12,889)	(12,659)

Accounts receivable, net	$197,248	$153,608

3.	Goodwill and Other Intangible Assets, Net

The components of goodwill and other intangible assets, net at March 31, 2016 and December 31, 2015 were as follows (in thousands):

	March 31, 2016	December 31, 2015
Goodwill	$448,611	$447,685
Intangible assets:
Client lists	149,899	147,706
Other intangible assets	7,009	6,977

Total intangible assets	156,908	154,683

Total goodwill and intangibles assets	605,519	602,368

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	March 31, 2016	December 31, 2015
Accumulated amortization:
Client lists	(68,714)	(65,037)
Other intangible assets	(1,919)	(1,678)

Total accumulated amortization	(70,633)	(66,715)

Goodwill and other intangible assets, net	$534,886	$535,653

4.	Depreciation and Amortization

Depreciation and amortization expense for property and equipment and intangible assets for the three months ended March 31, 2016 and 2015 was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Operating expenses	$5,130	$4,891
Corporate general and administrative expenses	115	96

Total depreciation and amortization expense	$5,245	$4,987

5.	Debt and Financing Arrangements

At March 31, 2016, CBIZ’s primary financing arrangement was the $400.0 million unsecured credit facility discussed below, which provides the Company with the capital necessary to meet its working capital needs as well as the flexibility to continue with its strategic initiatives, including business acquisitions and share repurchases. In addition to the discussion below, refer to the Annual Report on Form 10-K for the year ended December 31, 2015 for additional details of CBIZ’s debt and financing arrangements.

Bank Debt

CBIZ has a $400.0 million credit facility with Bank of America as agent for a group of eight participating banks that matures in July 2019. The balance outstanding under the credit facility was $233.9 million and $205.8 million at March 31, 2016 and December 31, 2015, respectively.

Rates for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
Weighted average rates	2.50%	2.21%

Range of effective rates	1.82% - 3.50%	1.88% - 3.25%

CBIZ had approximately $65.6 million of available funds under the credit facility at March 31, 2016, net of outstanding letters of credit and performance guarantees of $3.2 million. The credit facility provides CBIZ with operating flexibility and funding to support seasonal working capital needs and other strategic initiatives such as acquisitions and share repurchases. As of March 31, 2016, CBIZ was in compliance with its debt covenants.

3.125% Convertible Senior Subordinated Notes (the “2006 Notes”)

At March 31, 2016, CBIZ had $750 thousand aggregate principal amount outstanding of its 2006 Notes. The 2006 Notes mature on June 1, 2026 unless earlier redeemed, repurchased or converted.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Interest Expense

During the three months ended March 31, 2016 and 2015, CBIZ recognized interest expense as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Credit facility (1)	$1,520	$1,051
2010 Notes (2)	—	1,920
2006 Notes	6	6

Total interest expense	$1,526	$2,977

(1)	Components of interest expense related to the credit facility include amortization of deferred financing costs, commitment fees and line of credit fees.
(2)	Components of interest expense related to the 2010 Notes include the contractual coupon interest, amortization of discount and amortization of deferred financing costs.

The 4.875% 2010 Convertible Senior Subordinated Notes (the “2010 Notes”) matured on October 1, 2015. As previously disclosed, holders received $1,000 in cash for each $1,000 principal amount of 2010 Notes along with a premium of the conversion value over par value. The $71.8 million conversion value of the 2010 Notes was determined by a cash averaging period that began on October 5, 2015 and ended on October 30, 2015. Cash payments were settled on November 4, 2015 with funds available under the credit facility

6.	Commitments and Contingencies

Letters of Credit and Guarantees

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits, which totaled $2.3 million at both March 31, 2016 and December 31, 2015. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.4 million and $2.3 million at March 31, 2016 and December 31, 2015, respectively.

CBIZ acted as guarantor on various letters of credit for a CPA firm with which it has an affiliation, which totaled $0.9 million at both March 31, 2016 and December 31, 2015, respectively. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees, which is recorded within “Other current liabilities” in the accompanying Consolidated Balance Sheets. Management does not expect any material changes to result from these instruments as performance under the guarantees is not expected to be required.

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

Bonds

CBIZ held corporate and municipal bonds with par values totaling $41.2 million and $40.8 million at March 31, 2016 and December 31, 2015, respectively. All bonds are investment grade and are classified as available-for-sale. These bonds have maturity or callable dates ranging from April 2016 through October 2021, and are included in “Funds held for clients – current” in the accompanying Consolidated Balance Sheets based on the intent and ability of the Company to sell these investments at any time under favorable conditions. The following table summarizes CBIZ’s bond activity for the three months ended March 31, 2016 and the twelve months ended December 31, 2015 (in thousands):

	Three Months Ended March 31, 2016	Twelve Months Ended December 31, 2015
Fair value at beginning of period	$43,142	$38,399
Purchases	3,560	15,429
Redemptions	(1,130)	(987)
Maturities	(2,447)	(9,677)
Increase in bond premium	(37)	172
Fair market value adjustment	384	(194)

Fair value at end of period	$43,472	$43,142

Interest Rate Swaps

CBIZ does not purchase or hold any derivative instruments for trading or speculative purposes. We utilize interest rate swaps to manage interest rate risk exposure associated with our floating-rate debt under the credit facility. Under these interest rate swap contracts, we receive cash flows from counterparties at variable rates based on LIBOR and pay the counterparties a fixed rate. See the Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion on CBIZ’s interest rate swaps.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

During the first quarter of 2016, CBIZ entered into an additional interest rate swap with a notional value of $10.0 million and maturity tenor of 5 years at a fixed rate of 1.120%. The following table summarizes CBIZ’s outstanding interest rate swaps and its classification in the accompanying Consolidated Balance Sheets at March 31, 2016 and December 31, 2015 (in thousands).

	March 31, 2016
	Notional Amount	Fair Value (1)	Balance Sheet Location
Interest rate swaps (2)	$60,000	$(605)	Other non-current liabilities

	December 31, 2015
	Notional Amount	Fair Value (1)	Balance Sheet Location
Interest rate swaps	$50,000	$240	Other non-current assets

(1)	See additional disclosures regarding fair value measurements in Note 8.
(2)	The notional value of each interest rate swap is $10.0 million, $15.0 million, $25.0 million, and $10.0 million with maturity tenors of 2, 3, 5 and 5 years, respectively. Under the terms of the interest rate swaps, CBIZ pays interest at a fixed rate of 0.885% (2-year), 1.155% (3-year), 1.300% (5-year) and 1.120% (5-year) plus applicable margin as stated in the agreement, and receives interest that varies with the one-month LIBOR.

The following table summarizes the effects of the interest rate swap on CBIZ’s accompanying Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015 (in thousands):

	(Loss) gain recognized in AOCL, net of tax		Loss reclassified from AOCL into expense
	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
Interest rate swaps	$(532)	$45	$105	$73

8.	Fair Value Measurements

The following table summarizes CBIZ’s assets and liabilities at March 31, 2016 and December 31, 2015 that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level	March 31, 2016	December 31, 2015
Deferred compensation plan assets	1	$65,767	$64,245
Corporate and municipal bonds	1	$43,472	$43,142
Interest rate swaps	2	$(605)	$240
Contingent purchase price liabilities	3	$(22,461)	$(24,817)

During the three months ended March 31, 2016 and 2015, there were no transfers between the valuation hierarchy Levels 1, 2 and 3. The following table summarizes the change in Level 3 fair values of the Company’s contingent purchase price liability for the three months ended March 31, 2016 and 2015 (pre-tax basis) (in thousands):

	2016	2015
Beginning balance – January 1	$(24,817)	$(33,368)
Additions from business acquisitions	(1,206)	(4,186)
Settlement of contingent purchase price liabilities	2,335	3,829
Change in fair value of contingencies	1,263	1,445
Change in net present value of contingencies	(36)	(38)

Ending balance – March 31	$(22,461)	$(32,318)

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

The following table is a summary of other comprehensive (loss) income and discloses the tax impact of each component of other comprehensive (loss) income for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Net unrealized gain on available-for-sale securities, net of income taxes (1)	$231	$107
Net unrealized (loss) gain on interest rate swaps, net of income taxes (2)	(532)	45
Foreign currency translation	(10)	(14)

Total other comprehensive (loss) income	$(311)	$138

(1)	Net of income tax expense of $92 and $71 for the three months ended March 31, 2016 and 2015, respectively.
(2)	Net of income tax (benefit) expense of $(312) and $26 for the three months ended March 31, 2016 and 2015, respectively.

Accumulated other comprehensive loss, net of tax, was approximately $0.9 million and $0.6 million at March 31, 2016 and December 31, 2015, respectively. Accumulated other comprehensive loss consisted of adjustments, net of tax, for unrealized gains and losses on available-for-sale securities and interest rate swaps, and foreign currency translation.

10.	Employer Share Plans

Effective May 15, 2014, CBIZ shareholders approved a new plan, the CBIZ, Inc. 2014 Stock Incentive Plan (“2014 Plan”). Under the 2014 Plan, which expires in 2024, a maximum of 9.6 million stock options, shares of restricted stock or other stock-based compensation awards may be granted. Shares subject to award under the 2014 Plan may be either authorized but unissued shares of CBIZ common stock or treasury shares. Compensation expense for stock-based awards recognized during the three months ended March 31, 2016 and 2015 was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Stock options	$579	$841
Restricted stock awards	830	781

Total stock-based compensation expense	$1,409	$1,622

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Stock award activity during the three months ended March 31, 2016 was as follows (in thousands, except per share data):

	Stock Options		Restricted Stock Awards
	Number of Options	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant-Date Fair Value (1)
Outstanding at beginning of year	4,885	$7.50	962	$8.08
Granted	—	$—	86	$10.41
Exercised or released	(115)	$6.93	(83)	$8.64
Expired or canceled	(14)	$7.70	(2)	$7.67

Outstanding at March 31, 2016	4,756	$7.52	963	$8.24

Exercisable at March 31, 2016	2,097	$6.96

(1)	Represents weighted average market value of the shares; awards are granted at no cost to the recipients.

11.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the three months ended March 31, 2016 and 2015 (in thousands, except per share data).

	Three Months Ended March 31,
	2016	2015
Numerator:
Income from continuing operations after income tax expense	$21,798	$19,503

Denominator:
Basic
Weighted average common shares outstanding	51,572	48,146

Diluted
Stock options (1)	831	778
Restricted stock awards (1)	337	358
Contingent shares (2)	5	95
Convertible senior subordinated notes (3)	—	2,008

Diluted weighted average common shares outstanding	52,745	51,385

Basic earnings per share from continuing operations	$0.42	$0.41

Diluted earnings per share from continuing operations	$0.41	$0.38

(1)	A total of 1.3 million and 1.0 million stock-based awards were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2016 and 2015, respectively, as their effect would be anti-dilutive.
(2)	Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by CBIZ.
(3)	The dilutive impact of potential shares to be issued upon conversion of the 2010 Notes is not applicable to the three months ended March 31, 2016 due to the maturation of the 2010 Notes in the fourth quarter of 2015.

12.	Acquisitions

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

First quarter 2016

During the quarter ended March 31, 2016, CBIZ acquired substantially all of the non-attest assets of one business (described below) and two client lists which are reported in the Employee Services practice group. Total consideration was approximately $1.9 million in contingent consideration, $1.3 million in net cash consideration and $1.0 million in guaranteed future consideration.

•	Effective January 1, 2016, CBIZ acquired Millimaki Eggert, L.L.P., (“Millimaki”), located in San Diego, California. Millimaki provides professional tax, accounting, and financial services, with a specialty niche practice in the real estate sector, to closely held businesses, their owners, and mid-to-high net worth individuals. Annualized revenue attributable to Millimaki is estimated to be approximately $2.4 million. Operating results attributable to Millimaki are reported in the Financial Services practice group.

First quarter 2015

During the quarter ended March 31, 2015, CBIZ acquired substantially all of the assets of one business (described below) and two client lists which are reported in the Employee Services practice group. Total consideration was approximately $5.6 million in net cash consideration and $4.5 million in contingent consideration.

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

Aggregate purchase price

The estimated fair values of the assets acquired and the liabilities assumed during the three months ended March 31, 2016 and 2015, respectively, are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Accounts receivable, net	$325	$—
Other assets	38	—
Identifiable intangible assets	1,005	2,844
Accrued liabilities	(49)	—

Total identifiable net assets	$1,319	$2,844
Goodwill	988	6,865

Aggregate purchase price	$2,307	$9,709

The goodwill arising from the acquisitions consists largely of expected future earnings and cash flows from the existing management team, as well as the synergies created by the integration of the new businesses within the CBIZ organization, including cross-selling opportunities expected with the Company’s Financial Services group and the Employee Services group, to help strengthen the Company’s existing service offerings and expand the Company’s market position. All of the goodwill recognized is deductible for income tax purposes.

The goodwill of $1.0 million from the acquisition in the first quarter of 2016 is reported under the Financial Services practice group. The goodwill of $6.9 million from the acquisition that closed in the first quarter of 2015 is reported under the Employee Services practice group.

Contingent purchase price liability

Under the terms of the Millimaki acquisition agreement, a portion of the purchase price is contingent on future performance of the businesses acquired. Utilizing a probability weighted income approach, CBIZ determined that the fair value of the contingent consideration arrangement was $1.2 million, of which $0.5 million was recorded in “Contingent purchase price liability – current” and $0.7 million was recorded in “Contingent purchase price liability – non-current” in the accompanying Consolidated Balance Sheets at March 31, 2016.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Change in contingent purchase price liability for previous acquisitions

During the first quarter of 2016 and 2015, CBIZ decreased the fair value of the contingent purchase price liability related to prior acquisitions by $1.3 million and $1.5 million, respectively, due to lower than originally projected future results of the acquired businesses. These reductions are included in “Other income, net” in the accompanying Consolidated Statements of Comprehensive Income.

Contingent earnouts for previous acquisitions

CBIZ paid $2.0 million in cash and issued approximately 32,000 shares of CBIZ common stock valued at approximately $0.3 million during the quarter ended March 31, 2016 for previous acquisitions. During the same period in 2015, CBIZ paid $3.3 million in cash and issued approximately 59,000 shares of CBIZ common stock valued at approximately $0.5 million.

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

Discontinued Operations

Revenue and results from operations of discontinued operations are separately reported as “Loss from operations of discontinued operations, net of tax” in the accompanying Consolidated Statements of Comprehensive Income. During the first quarter of 2016, CBIZ did not discontinue the operations of any of its businesses. During the same period in 2015, the loss on operations of discontinued operations represents the results from the operations of two small businesses under the Financial Services segment that were discontinued in December 2014.

Revenue and results from operations of discontinued operations for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue	$—	$3,516

Loss from operations of discontinued operations, before income tax benefit	$(51)	$(516)
Income tax benefit	(21)	(181)

Loss from operations of discontinued operations, net of tax	$(30)	$(335)

During the first quarters of 2016 and 2015, CBIZ did not sell any operations classified as assets held for sale.

Divestitures

Gains or losses from divested operations and assets that do not qualify for treatment as discontinued operations are recorded as “Gain on sale of operations, net” in the accompanying Consolidated Statements of Comprehensive Income. During the quarters ended March 31, 2016 and 2015, CBIZ did not sell any operations. Gains totaling $0.1 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively, were recorded and relate to contingent consideration earned on sales made in previous periods.

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

Accounting policies of the practice groups are the same as those described in Note 1 to the Annual Report on Form 10-K for the year ended December 31, 2015. Upon consolidation, intercompany accounts and transactions are eliminated, thus inter-segment revenue is not included in the measure of profit or loss for the practice groups. Performance of the practice groups is evaluated on operating income excluding those costs listed above, which are reported in “Corporate and Other.”

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Segment information for the three months ended March 31, 2016 and 2015 was as follows (in thousands):

	Three Months Ended March 31, 2016
	Financial Services	Employee Services	National Practices	Corporate and Other	Total
Revenue	$152,207	$64,327	$7,704	$—	$224,238
Operating expenses	113,497	53,680	6,877	4,063	178,117

Gross margin	38,710	10,647	827	(4,063)	46,121
Corporate general & admin	—	—	—	10,245	10,245

Operating income (loss)	38,710	10,647	827	(14,308)	35,876
Other income (expense):
Interest expense	—	(10)	—	(1,516)	(1,526)
Gain on sale of operations, net	—	—	—	101	101
Other income, net	254	74	—	1,819	2,147

Total other income (loss)	254	64	—	404	722

Income (loss) from continuing operations before income tax expense	$38,964	$10,711	$827	$(13,904)	$36,598

	Three Months Ended March 31, 2015
	Financial Services	Employee Services	National Practices	Corporate and Other	Total
Revenue	$143,832	$62,651	$7,383	$—	$213,866
Operating expenses	108,618	51,528	6,601	4,117	170,864

Gross margin	35,214	11,123	782	(4,117)	43,002
Corporate general & admin	—	—	—	9,865	9,865

Operating income (loss)	35,214	11,123	782	(13,982)	33,137
Other income (expense):
Interest expense	—	(9)	—	(2,968)	(2,977)
Gain on sale of operations, net	—	—	—	56	56
Other income, net	99	117	—	2,643	2,859

Total other income (expense)	99	108	—	(269)	(62)

Income (loss) from continuing operations before income tax expense	$35,313	$11,231	$782	$(14,251)	$33,075

15.	Recently Issued Accounting Pronouncements

Accounting Standards Adopted in 2016

In November 2015, FASB issued ASU 2015-17, “Income Taxes (Topic 740) – Balance Sheet Reclassification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. During the quarter ended March 31, 2016, the Company early adopted ASU 2015-17 on a prospective basis. As such, prior periods were not retrospectively adjusted. If ASU 2015-17 were adopted retrospectively, $4.7 million would have been reclassified from “Deferred income taxes – current, net” (current asset) to “Deferred income taxes – non-current” (non-current liability) resulting in a net non-current deferred income tax liability of $0.1 million in the accompanying Consolidated Balance Sheet at December 31, 2105.

In August 2015, FASB issued ASU No. 2015-15, “Interest – Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”). ASU 2015-15 addresses the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements, which was not addressed in ASU 2015-03. The recognition and measurement guidance for debt issuance costs is not affected by ASU 2015-15.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

In April 2015, FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires that all costs incurred to issue debt be presented in the balance sheet as a direct reduction in the carrying value of debt, consistent with debt discounts, instead of being presented in the balance sheet as a deferred charge (i.e., an asset). The recognition and measurement guidance for debt issuance costs is not affected by ASU 2015-03. During the quarter ended March 31, 2016, the Company retrospectively adopted ASU 2015-03 and ASU 2015-15, which resulted in a reclassification of $1.9 million of debt issuance costs related to our credit facility from “Other non-current assets” to “Bank debt” in the accompanying Consolidated Balance Sheets as of December 31, 2015.

In February 2015, FASB issued ASU No. 2015-02, “Consolidation (Topic 810) – Amendments to the Consolidation Analysis” (“ASU 2015-02”) which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in the standard affect limited partnerships and similar legal entities, evaluating fees paid to a decision maker or a service provider as a variable interest, the effect of fee arrangements on the primary beneficiary determination, the effect of related parties on the primary beneficiary determination, and certain investment funds. During the quarter ended March 31, 2016, the Company adopted the provisions of ASU 2015-02, which had no effect on the Company’s consolidated financial statements.

Accounting Standards Not Yet Adopted

In March 2016, FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting.” The objective of this amendment applies to several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The effective date of the amendment is for fiscal years beginning after December 31, 2016 and interim periods within that reporting period. CBIZ is currently evaluating the impact this standard may have on the financial statements.

In February 2016, FASB issued ASU No. 2016-02, “Leases (Topic 842) – Amendments to the Financial Accounting Standards Board Accounting Standards Codification” (“ASU 2016-02”). Under ASU 2016-02, lessees will need to recognize a right-to-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). For income statements purposes, a dual model was retained, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements, whhc we expect will be material.

In August, FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date” (“ASU 2015-14”). ASU 2015-14 defers the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” which was issued in May 2014 and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, by one year for all entities. It will be effective for annual periods beginning after December 15, 2017 for public companies. Early adoption is permitted but not before annual periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2015-14. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements nor decided upon the method of adoption.

16.	Subsequent Events

Effective April 29, 2016, Rick L. Burdick resigned his position as a member and Chairman of the CBIZ Nominating and Governance Committee, but will remain as a Director and continue to serve as Lead Director and Vice Chairman.

Effective April 1, 2016, CBIZ acquired The Savitz Organization (“Savitz”), headquartered in Philadelphia, Pennsylvania, with offices in Atlanta, Georgia and Newton, Massachusetts. Savitz is an employee retirement and health and welfare benefits firm that provides actuarial, consulting and administration outsourcing services. Annualized revenue is estimated to be approximately $20.0 million and will be recorded in the Employee Services practice group.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “CBIZ” or the “Company” shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.

The following discussion is intended to assist in the understanding of CBIZ’s financial position at March 31, 2016 and December 31, 2015, results of operations for the three months ended March 31, 2016 and 2015, and cash flows for the three months ended March 31, 2016 and 2015, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2015.

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

See the Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion of CBIZ’s business and strategies, as well as the external relationships and regulatory factors that currently impact the Company’s operations.

Executive Summary

Revenue

Revenue for the three months ended March 31, 2016 increased $10.3 million, or 4.8%, to $224.2 million from $213.9 million for the same period in 2015. The increase in revenue was attributable to an increase in same-unit revenue of $8.0 million and newly acquired operations, net of divestitures, of $2.3 million.

Income from continuing operations

Income from continuing operations increased $2.3 million, or 11.8%, to $21.8 million during the three months ended March 31, 2016 compared to $19.5 million in the comparable period in 2015.

Earnings per diluted share from continuing operations

Earnings per diluted share from continuing operations were $0.41 and $0.38 for the three months ended March 31, 2016 and 2015, respectively. The fully diluted weighted average share count increased by approximately 1.3 million shares to 52.7 million shares at March 31, 2016 from 51.4 million shares for the same period in 2015. The average share price of the CBIZ common stock was $10.14 in the first quarter of 2016 compared to $8.74 in the first quarter of 2015.

Non-GAAP earnings per diluted share from continuing operations

Non-GAAP earnings per diluted share were $0.52 and $0.49 for the three months ended March 31, 2016 and 2015, respectively. The Company has provided a reconciliation to the nearest GAAP measurement, “Earnings per diluted share from continuing operations” on page 23.

Share repurchases

During the three months ended March 31, 2016, CBIZ repurchased approximately 0.6 million shares of its common stock at a total cost of approximately $6.1 million under a Rule 10b5-1 trading plan, which allows the Company to repurchase shares below a predetermined price per share.

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

Acquisitions

Effective January 1, 2016, CBIZ acquired Millimaki Eggert, L.L.P., (“Millimaki”), located in San Diego, California. Millimaki provides professional tax, accounting, and financial services, with a specialty niche practice in the real estate sector, to closely held businesses, their owners, and mid-to-high net worth individuals. Annualized revenue is estimated to be approximately $2.4 million and will be recorded in the Financial Services practice group

Effective April 1, 2016, CBIZ acquired The Savitz Organization (“Savitz”), headquartered in Philadelphia, Pennsylvania, with offices in Atlanta, Georgia and Newton, Massachusetts. Savitz is an employee retirement and health and welfare benefits firm that provides actuarial, consulting and administration outsourcing services. Annualized revenue is estimated to be approximately $20.0 million and will be recorded in the Employee Services practice group.

Results of Operations – Continuing Operations

Revenue

The following tables summarize total revenue for the three months ended March 31, 2016 and 2015 (in thousands except percentages).

Three Months Ended March 31,
	2016	% of Total	2015	% of Total	$ Change	% Change
Same-unit revenue
Financial Services	$151,268	67.5%	$142,780	66.8%	$8,488	5.9%
Employee Services	61,810	27.6%	62,651	29.2%	(841)	(1.3)%
National Practices	7,704	3.4%	7,383	3.5%	321	4.3%

Total same-unit revenue	220,782	98.5%	212,814	99.5%	7,968	3.7%
Acquired businesses	3,459	1.5%	—	—	3,459
Divested operations	(3)	—	1,052	0.5%	(1,055)

Total revenue	$224,238	100.0%	$213,866	100.0%	$10,372	4.8%

Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on March 1, 2015, revenue for the month of March would be included in same-unit revenue for both years; revenue for the period January 1, 2016 through February 29, 2016 would be reported as revenue from acquired businesses. A detailed discussion of revenue by practice group is included under “Operating Practice Groups.”

Operating expenses

Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(In thousands, except percentages)
Operating expenses (1)	$178,117	$170,864	$7,253	4.2%
Operating expenses % of revenue	79.4%	79.9%	—	(50) bps

(1)	CBIZ sponsors a deferred compensation plan, under which a CBIZ employee’s compensation deferral is held in a rabbi trust and invested accordingly as directed by the employee. Income and expenses related to the deferred compensation plan are included in “Operating expenses” and “Corporate general and administrative expenses” and are directly offset by deferred compensation gains or losses in “Other income, net” in the accompanying Consolidated Statements of Comprehensive Income. The deferred compensation plan has no impact on “Income from continuing operations before income tax expense.”

“Operating expenses” include expense of $0.5 million and $1.1 million, respectively, attributable to the deferred compensation plan. Excluding this item, “Operating expenses” would have been $177.6 million and $169.7 million, or 79.2% and 79.4% of revenue, respectively.

Operating expenses increased in the first quarter of 2016 compared to the first quarter of 2015, but decreased as a percentage of revenue. The increase was primarily due to higher personnel costs, professional services and travel and related costs, partially offset by a state incentive related to an office relocation. The remaining fluctuation consists of other operating expenses of which none are individually significant.

Personnel costs increased $7.8 million, or 5.9%, primarily due to an increase in headcount and incentive compensation and merit increases as well as increases in commissions paid. Acquisitions contributed approximately to $1.8 million to personnel costs. The increase in personnel costs is discussed in further detail under “Operating Practice Groups.”

Professional services related to legal expenses contributed an increase of approximately $0.3 million, or 22.6%, mostly attributable to acquisitions. Travel and related costs contributed an increase of $0.2 million, or 4.6%, and is driven by the increase in revenue and in expenses incurred at clients.

Operating expenses for the first quarter of 2016 include a reduction of $0.7 million related to a state payroll tax incentive associated with an office relocation. No such reduction was recorded during the same period in 2015.

Gross margin

Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(In thousands, except percentages)
Gross margin (1)	$46,121	$43,002	$3,119	7.3%
Gross margin % of revenue	20.6%	20.1%	—	50 bps

(1)	“Gross margin” includes expense of $0.5 million and $1.1 million, respectively, attributable to the deferred compensation plan. Excluding this item, “Gross margin” would have been $46.6 million and $44.1 million, or 20.8% and 20.6% of revenue, respectively.

Gross margin increased $3.1 million, or 7.3%, to $46.1 million for the first quarter of 2016 from $43.0 million for the same period in 2015. The impact on gross margin by the individual practice groups is discussed in further detail under “Operating Practice Groups.”

Corporate general and administrative (“G&A”) expenses

Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(In thousands, except percentages)
G&A expenses (1)	$10,245	$9,865	$380	3.9%
G&A expenses % of revenue	4.6%	4.6%	—	- bps

(1)	“G&A” includes expense of $0.1 million for the quarters ended March 31, 2016 and 2015 attributable to the deferred compensation plan. Excluding this item, “G&A” would have been $10.1 million and $9.7 million, or 4.5% and 4.6% of revenue, respectively.

G&A expenses increased in the first quarter of 2016 compared to the same period in 2015, but remained flat as a percentage of revenue. The increase was primarily due to higher personnel costs which increased $0.3 million, or 4.5%.

Other income (expense)

Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(In thousands, except percentages)
Interest expense	$(1,526)	$(2,977)	$1,451	(48.7)%
Gain on sale of operations, net	101	56	45	80.4%
Other income, net (1)	2,147	2,859	(712)	(24.9)%

Total other income (expense), net	$722	$(62)	$784	NM

(1)	“Other income, net” includes income of $0.6 million and $1.2 million, respectively, attributable to net gains in assets held in the deferred compensation plan. Excluding this item, “Other income, net” would have been $1.5 million and $1.6 million, respectively.

Interest expense for the first quarter of 2016 decreased compared to the first quarter of 2015. The average debt balance increased quarter-over-quarter at $223.8 million and $222.2 million, respectively. The weighted average interest rate related to the credit facility was 2.50% for the first quarter of 2016. During the same period in 2015, the combined weighted average interest rate for the credit facility and 2010 Notes was 4.51%. The 2010 Notes which matured during the fourth quarter of 2015 had an interest rate of 7.50% and were settled with funds available under the credit facility which had a weighted average interest rate of 2.02% at the year-ended December 31, 2015.

Other income, net for the first quarter of 2016 decreased compared to the first quarter of 2015 primarily due to adjustments to the fair value of the Company’s contingent purchase price liability related to prior acquisitions which resulted in other income of $1.3 million for the first quarter of 2016 compared to other income of $1.5 million during the same period in 2015.

Income tax expense

Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(In thousands, except percentages)
Income tax expense	$14,800	$13,572	$1,228	9.0%
Effective tax rate	40.4%	41.0%	—	(60) bps

Income tax expense from continuing operations for the first quarter of 2016 increased compared to the first quarter of 2015. The effective tax rate for the first quarter of 2016 was 40.4%, compared to an effective tax rate of 41.0 % for the comparable period in 2015. The decrease in the effective tax rate primarily relates to a lower state effective tax rate for the three months ended March 31, 2016.

Earnings per share and Non-GAAP earnings per share

Earnings per diluted share from continuing operations were $0.41 and $0.37 for the first quarter of 2016 and 2015, respectively, and Non-GAAP earnings per diluted share were $0.52 and $0.49 for the first quarter of 2016 and 2015, respectively.

The following is a reconciliation of income from continuing operations to Non-GAAP earnings from operations and diluted earnings per share from continuing operations to Non-GAAP earnings per share for the three months ended March 31, 2016 and 2015.

NON-GAAP EARNINGS AND PER SHARE DATA

Reconciliation of Income from Continuing Operations to Non-GAAP Earnings from Continuing Operations

Three Months Ended March 31,
	2016	Per Share	2015	Per Share
	(In thousands, except per share data)
Income from continuing operations	$21,798	$0.41	$19,503	$0.38
Selected non-cash items:
Amortization	3,932	0.07	3,529	0.07
Depreciation (1)	1,313	0.03	1,458	0.03
Non-cash interest on convertible notes	—	—	595	0.01
Stock-based compensation	1,409	0.03	1,622	0.03
Adjustment to contingent earnouts	(1,263)	(0.02)	(1,500)	(0.03)

Non-cash charges	5,391	0.11	5,704	0.11

Non-GAAP earnings – continuing operations	$27,189	$0.52	$25,207	$0.49

(1)	Capital spending was $0.9 million and $3.0 million for the three months ended March 31, 2016 and 2015, respectively.

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

Financial Services

Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$151,268	$142,780	$8,488	5.9%
Acquired businesses	942	—	942
Divested businesses	(3)	1,052	(1,055)

Total revenue	$152,207	$143,832	$8,375	5.8%
Operating expenses	113,497	108,618	4,879	4.5%

Gross margin	$38,710	$35,214	$3,496	9.9%

Gross margin percent	25.4%	24.5%

Revenue

The increase in same-unit revenue was due to a 10.8% increase in revenue from units that provide certain national services and a 4.0% increase in revenue from those units that provide traditional accounting and tax related services.

•	The increase in national services resulted from project work and growth in the federal and state governmental healthcare compliance business and in the demand for services provided by CBIZ’s risk and advisory business and valuation services business.

•	The increase in the traditional accounting units was primarily due to a 4.2% increase in billable hours and moderate price increases on services performed.

The growth in revenue from acquisitions was provided by Millimaki located in San Diego, California, that was acquired January 1, 2016. The revenue from divestitures was from a unit located in Wichita, Kansas that offered accounting and tax services.

CBIZ provides a range of services to affiliated CPA firms under joint referral and administrative service agreements (“ASAs”). Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying Consolidated Statements of Comprehensive Income and were approximately $48.7 million and $43.8 million for the three months ended March 31, 2016 and 2015, respectively.

Operating Expenses

The largest components of operating expenses for the Financial Services practice group are personnel costs, occupancy costs, and travel and related costs, which represent 90.6% and 89.7% of total operating expenses and 67.5% and 67.8% of total revenue for the first quarter of 2016 and 2015, respectively.

•	Personnel costs were $92.2 million and $87.2 million, or 60.6% and 60.6% of revenue, for the first quarter of 2016 and 2015, respectively. The $5.0 million increase is a result of a 4.7% increase in headcount, along with increases in incentive compensation, merit increases and benefit costs.

•	The acquisition of Millimaki also contributed approximately $0.4 million to the increase in personnel costs.

•	Occupancy costs were $6.6 million and $6.7 million, or 4.4% and 4.6% of revenue, for the first quarter of 2016 and 2015, respectively. While the actual cost is relatively flat, the decrease in cost as a percentage of revenue is due to the increase in revenue.

•	Travel and related costs were $3.9 million and $3.6 million, or 2.6% and 2.5% of revenue, for the first quarter of 2016 and 2015, respectively. The increase is primarily driven by the increase in revenue and in the expenses incurred at clients. These costs are offset by an increase in expenses billed to clients, which is included in revenue.

Employee Services

Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$61,810	$62,651	$(841)	(1.3)%
Acquired businesses	2,517	—	2,517

Total revenue	$64,327	$62,651	$1,676	2.7%
Operating expenses	53,680	51,528	2,152	4.2%

Gross margin	$10,647	$11,123	$(476)	(4.3)%

Gross margin percent	16.6%	17.8%

Revenue

The decrease in same-unit revenue was primarily attributable to decreases in the Company’s property and casualty, retirement plan services, and human capital services groups offset by increases in the employee benefits and payroll businesses.

•	Property and casualty revenues decreased $0.3 million, or 2.0%, primarily due to soft market conditions, combined with a decrease in carrier bonus payments year-over-year.

•	Retirement plan services revenue decreased $1.0 million, or 9.8%, primarily due to large actuarial projects in 2015 that did not recur in 2016.

•	Human capital services revenue decreased $0.7 million, or 32.5%, due to fewer recruiting projects year-over-year.

•	These decreases were partially offset by an increase in the employee benefit group of $0.5 million, or 2.0%, due to strong client retention and growth from new clients. Also, the payroll business revenues increased $0.6 million, or 6.9% due to higher pricing coupled with an increase in processing volume for payroll and related services.

The growth in revenue from acquisitions was provided by:

•	Model Consulting, Inc., an employee benefits broker located in Philadelphia, Pennsylvania, that was acquired effective March 1, 2015;

•	Pension Resource Group, Inc., a niche pension administration firm in Woodstock, Georgia, that was acquired effective October 1, 2015 and

•	The Cottonwood Group, an actuarial and advisory firm in Overland Park, Kansas, that was acquired effective December 1, 2015.

Operating Expenses

The largest components of operating expenses for the Employee Services practice group are personnel costs, including commissions paid to third party brokers, and occupancy costs, which represent 81.9% and 81.7% of total operating expenses and 68.3% and 67.2% of revenue for the first quarter of 2016 and 2015, respectively.

•	Excluding costs related to the acquired businesses of $1.4 million, personnel costs increased approximately $0.3 million, primarily due to commissions paid to producers relating to the increased revenue in the employee benefit and payroll businesses.

•	Occupancy costs were $3.4 million and $3.3 million, or 5.3% and 5.2% of revenue, for the first quarter of 2016 and 2015, respectively. The increase in occupancy costs was primarily due to business acquisitions.

National Practices

Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$7,704	$7,383	$321	4.3%
Operating expenses	6,877	6,601	276	4.2%

Gross margin	$827	$782	$45	5.8%

Gross margin percent	10.7%	10.6%

The increase in same-unit revenue was primarily due to an increase in technology consulting services projects year-over-year. Operating expenses increased from prior year due to an increase in personnel costs associated with merit increases and an increase in headcount. The use of temporary staff also increased in order to support the increased services.

Financial Condition

Total assets were $1.0 billion at March 31, 2016, compared to $996.3 million at December 31, 2015. Current assets of $392.8 million exceeded current liabilities of $250.9 million by $141.9 million.

Accounts receivable, net, were $197.2 million and $153.6 million at March 31, 2016 and December 31, 2015, respectively. Days sales outstanding (“DSO”) from continuing operations was 92 days at March 31, 2016 compared to 90 days at March 31, 2015. DSO represents accounts receivable at the end of the period, divided by trailing twelve months daily revenue. CBIZ provides DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company’s ability to collect on receivables in a timely manner.

Funds held for clients of $151.1 million and $171.5 million at March 31, 2016 and 2015, respectively, primarily relate to CBIZ’s payroll services business. The balances in these accounts fluctuate with the timing of cash receipts and the related cash payments. The nature of this account is further described in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Goodwill and other intangible assets, net, decreased by $0.8 million to $534.9 million at March 31, 2016 from $535.7 million at December 31, 2015. This decrease is due to $3.9 million of amortization expense, which exceeded additions to intangible assets and goodwill of $2.2 million and $0.9 million, respectively.

Assets of the deferred compensation plan represent participant deferral accounts and are directly offset by deferred compensation plan obligations. Assets and liabilities of the deferred compensation plan were $65.8 million and $64.2 million at March 31, 2016 and December 31, 2015, respectively. The plan is described in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Contingent purchase price liabilities (current and non-current) are comprised of purchase price liabilities that arise from business acquisitions. The decrease of $2.4 million in the contingent liabilities (current and non-current) was due to:

•	$2.0 million of cash payments, $1.9 million in subsequent measurement adjustments and $0.3 million in stock payments.

•	These decreases were offset by an increase in contingent liabilities of $1.2 million from current year business acquisitions and $0.6 million in stock price adjustments related to prior acquisitions.

Client fund obligations of $150.6 million and $171.3 million at March 31, 2016 and December 31, 2015, respectively, primarily relate to CBIZ’s payroll services business. The balances in these accounts fluctuate with the timing of cash receipts and the related cash payments. Client fund obligations can differ from funds held for clients due to changes in the market value of the underlying investments. The nature of these accounts is described in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Bank debt amounts due on CBIZ’s credit facility increased $28.1 million to $233.9 million at March 31, 2016 from $205.8 million at December 31, 2015. This increase was primarily attributable to additional borrowings for use in acquisitions, seasonal working capital requirements and share repurchases.

Stockholders’ equity increased by $18.0 million to $445.9 million at March 31, 2016 from $427.9 million at December 31, 2015. The increase was primarily attributable to:

•	Net income of $21.8 million;

•	CBIZ stock award programs which contributed $2.0 million; and

•	Issuance of $0.3 million related to business acquisitions and contingent payments related to prior acquisitions;

•	These increases were partially offset by $6.1 million related to the repurchase of 0.6 million shares of CBIZ common stock.

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

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(17,162)	$(24,315)
Net cash provided by investing activities	17,916	48,563
Net cash used in financing activities	(43)	(25,099)

Net increase (decrease) in cash and cash equivalents	$711	$(851)

Cash and cash equivalents increased $0.7 million from $0.9 million at December 31, 2015, to $1.6 million at March 31, 2016.

Operating Activities

Cash flows from operating activities represent net income adjusted for certain non-cash items and changes in assets and liabilities.

•	Net cash used in operating activities was $17.2 million and $24.3 million, respectively, for the three months ended March 31, 2016 and 2015. This $7.1 million net decrease in cash used in operating activities was primarily due to:

•	$2.6 million increase in net income;

•	$1.6 million net decrease in working capital used primarily from the timing of tax payments; and

•	$1.5 million net increase in cash provided by discontinued operations.

Investing Activities

CBIZ’s investing activities generally consist of payments for business acquisitions and client lists, purchases of capital equipment, net activity related to funds held for clients and the collection of notes receivable. Capital expenditures consisted of investments in technology, leasehold improvements and purchases of furniture and equipment.

•	Net cash provided by investing activities was $17.9 million and $48.6 million, respectively, for the three months ended March 31, 2016 and 2015. This $30.7 million net decrease in cash provided by investing activities was mainly attributable to:

•	$36.5 million decrease in net activity related to funds held for clients,

•	Partially offset by a $3.9 million decrease in net cash used for business acquisitions and client lists.

Financing Activities

CBIZ’s financing cash flows typically consist of net borrowing and payment activity related to the credit facility, the issuance and repayment of debt instruments, repurchases of CBIZ common stock, payments of contingent consideration on business acquisitions, net change in client fund obligations, and proceeds from the exercise of stock options.

•	Net cash used in financing activities was $0.1 million and $25.1 million, respectively, for the three months ended March 31, 2016 and 2015. This $25.1 million net decrease cash used in financing activities was primarily due to:

•	$37.5 million net change in client fund obligations as a result of timing of cash received and payments made compared to the same period in 2015; and

•	Partially offset by a reduction of $11.3 million in net payments on the credit facility.

Capital Resources

Total debt was $234.7 million at March 31, 2016 compared to $206.6 million at December 31, 2015. Total capital was $678.8 million at March 31, 2016 compared to $632.6 million at December 31, 2015.

Credit Facility

At March 31, 2016, CBIZ had $233.9 million outstanding under the credit facility as well as letters of credit and performance guarantees totaling $3.2 million. Available funds under the credit facility, based on the terms of the commitment, were approximately $65.6 million at March 31, 2016.

The credit facility provided flexibility to refinance the Company’s 4.875% 2010 Convertible Senior Subordinated Notes (the “2010 Notes”) which matured on October 1, 2015, enabled the Company to lower its borrowing costs and allows for the allocation of funds for future strategic initiatives, including acquisitions and the repurchase of CBIZ common stock.

For further discussion regarding debt and financing arrangements, see Note 5 to the accompanying consolidated financial statements.

Debt Covenant Compliance

Under the credit facility, CBIZ is required to meet certain financial covenants with respect to (i) total leverage ratio and (ii) a minimum fixed charge coverage ratio. CBIZ is in compliance with its covenants as of March 31, 2016. CBIZ’s ability to service its debt and to fund future strategic initiatives will depend upon its ability to generate cash in the future.

Interest Expense

Interest expense related to the credit facility was $1.5 million and $1.1 million during the first quarter of 2016 and 2015, respectively. Interest expense related to the 2010 Notes was $1.9 million during the first quarter of 2015. The 2010 Notes matured during the fourth quarter of 2015.

Acquisitions

CBIZ acquired 1 business and two client lists during the year quarter ended March 31, 2016. For further details on acquisitions, see Note 12 to the accompanying consolidated financial statements.

Share Repurchases

CBIZ believes that repurchasing shares of its common stock under the Share Repurchase Program (the “Share Repurchase Plan”) is a prudent use of the Company’s financial resources, and that investing in its shares is an attractive use of capital and an efficient means to provide value to CBIZ shareholders.

•	The Company repurchased 0.6 million shares of CBIZ common stock at a total cost of approximately $6.1 million during the quarter ended March 31, 2016.

•	On February 11, 2016, CBIZ’s Board of Directors authorized the purchase of up to 5.0 million shares of CBIZ common stock. The Company’s Share Repurchase Program may be suspended or discontinued at any time and expires on April 1, 2017. The shares may be purchased in open market, privately negotiated transactions or Rule 10b5-1 trading plan purchases in accordance with SEC rules. The Company’s management will determine the timing and amount of the transactions based on its evaluation of market conditions and other factors

Off-Balance Sheet Arrangements

CBIZ maintains administrative service agreements with independent CPA firms (as described more fully in the Annual Report on Form 10-K for the year ended December 31, 2015), which qualify as variable interest entities. The accompanying consolidated financial statements do not reflect the operations or accounts of variable interest entities as the impact is not material to the financial condition, results of operations, or cash flows of CBIZ.

CBIZ provides guarantees of performance obligations for a CPA firm with which CBIZ maintains an administrative service agreement. Potential obligations under the guarantees totaled $0.9 million at March 31, 2016 and December 31, 2015. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees. The liability is recorded as “Other current liabilities” in the accompanying Consolidated Balance Sheets. CBIZ does not expect it will be required to make payments under these guarantees.

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits, which totaled $2.3 million at both March 31, 2016 and December 31, 2015. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at March 31, 2016 and December 31, 2015 totaled $2.4 million and $2.3 million, respectively.

CBIZ has various agreements under which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses is generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2016, CBIZ was not aware of any material obligations arising under indemnification agreements that would require payment.

Critical Accounting Policies

The SEC defines critical accounting policies as those that are most important to the portrayal of a company’s financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no material changes to CBIZ’s critical accounting policies from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading Critical Accounting Policies in the Annual Report on Form 10-K for the year ended December 31, 2015.

New Accounting Pronouncements

Accounting Standards Adopted in 2016

In November 2015, FASB issued ASU 2015-17, “Income Taxes (Topic 740) - Balance Sheet Reclassification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. During the quarter ended March 31, 2016, the Company early adopted ASU 2015-17 on a prospective basis. As such, prior periods were not retrospectively adjusted. If ASU 2015-17 were adopted retrospectively, $4.7 million would have been reclassified from “Deferred income taxes – current, net” (current asset) to “Deferred income taxes – non-current” (non-current liability) resulting in a net non-current deferred income tax liability of $0.1 million in the accompanying Consolidated Balance Sheet at December 31, 2105.

In August 2015, FASB issued ASU No. 2015-15, “Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”). ASU 2015-15 addresses the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements, which was not addressed in ASU 2015-03. The recognition and measurement guidance for debt issuance costs is not affected by ASU 2015-15.

In April 2015, FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires that all costs incurred to issue debt be presented in the balance sheet as a direct reduction in the carrying value of debt, consistent with debt discounts, instead of being presented in the balance sheet as a deferred charge (i.e., an asset). The recognition and measurement guidance for debt issuance costs is not affected by ASU 2015-03. During the quarter ended March 31, 2016, the Company retrospectively adopted ASU 2015-03 and ASU 2015-15, which resulted in a reclassification of $1.9 million of debt issuance costs related to our credit facility from “Other non-current assets” to “Bank debt” in the accompanying Consolidated Balance Sheets as of December 31, 2015.

In February 2015, FASB issued ASU No. 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis” (“ASU 2015-02”) which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in the standard affect limited partnerships and similar legal entities, evaluating fees paid to a decision maker or a service provider as a variable interest, the effect of fee arrangements on the primary beneficiary determination, the effect of related parties on the primary beneficiary determination, and certain investment funds. During the quarter ended March 31, 2016, the Company adopted the provisions of ASU 2015-02, which had no effect on the Company’s consolidated financial statements.

Accounting Standards Not Yet Adopted

In March 2016, FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.” The objective of this amendment applies to several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The effective date of the amendment is for fiscal years beginning after December 31, 2016 and interim periods within that reporting period. CBIZ is currently evaluating the impact this standard may have on the financial statements.

In February 2016, FASB issued ASU No. 2016-02, “Leases (Topic 842) – Amendments to the Financial Accounting Standards Board Accounting Standards Codification” (“ASU 2016-02”). Under ASU 2016-02, lessees will need to recognize a right-to-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). For income statements purposes, a dual model was retained, requiring leases to be classified as either operating or finance.

Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements, which we expect will be material.

In August, FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date” (“ASU 2015-14”). ASU 2015-14 defers the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” which was issued in May 2014 and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, by one year for all entities. It will be effective for annual periods beginning after December 15, 2017 for public companies. Early adoption is permitted but not before annual periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2015-14. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements nor decided upon the method of adoption.

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

Consequently, no forward-looking statement can be guaranteed. A more detailed description of risk factors may be found in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2015. Except as required by the federal securities laws, CBIZ undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures the Company makes on related subjects in its filings with the SEC, such as quarterly, periodic and annual reports.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

CBIZ’s floating rate debt under its credit facility exposes the Company to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which CBIZ could borrow funds under its credit facility. CBIZ’s balance outstanding under its credit facility at March 31, 2016 was $233.9 million, of which $60.0 million is subject to CBIZ’s interest rate swaps and $173.9 million is not subject to such interest rate swaps. If market rates were to increase or decrease 100 basis points from the levels at March 31, 2016, interest expense would increase or decrease approximately $1.7 million annually.

CBIZ does not engage in trading market risk sensitive instruments. CBIZ periodically uses interest rate swaps to manage interest rate risk exposure. The interest rate swaps effectively modify the Company’s exposure to interest rate risk, primarily through converting portions of its floating rate debt under the credit facility to a fixed rate basis. Under these interest rate swap contracts, we receive cash flows from counterparties at variable rates based on LIBOR and pay the counterparties a fixed rate over the life of the agreements without an exchange of the underlying principal amounts.

At March 31, 2016, CBIZ had four interest rate swaps with notional values of $10.0 million, $15.0 million, $25.0 million and $10.0 million, and maturity tenors of 2, 3 and 5 and 5 years, respectively. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions. CBIZ does not enter into derivative instruments for trading or speculative purposes.

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

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management has evaluated the effectiveness of the Company’s disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report. This evaluation (“Controls Evaluation”) was done with the participation of CBIZ’s President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Disclosure Controls are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the Company in the reports that CBIZ files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by CBIZ in the reports that it files under the Exchange Act is accumulated and communicated to management, including the CEO and CFO as appropriate, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls

Management, including the Company’s President and CEO and CFO, does not expect that its Disclosure Controls or its internal control over financial reporting (“Internal Controls”) will prevent all error and all fraud. Although CBIZ’s Disclosure Controls are designed to provide reasonable assurance of achieving their objective, a control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within CBIZ have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

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

Conclusions

The Company’s Disclosure Controls are designed to provide reasonable assurance of achieving their objectives and, based upon the Controls Evaluation, the Company’s President and CEO and CFO have concluded that as of the end of the period covered by this report, CBIZ’s Disclosure Controls were effective at that reasonable assurance level.

(b) Internal Control over Financial Reporting

There was no change in the Company’s Internal Controls that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, CBIZ’s Internal Controls.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding certain legal proceedings in which CBIZ is involved is incorporated by reference from Note 6 – Commitments and Contingencies, Notes to the Company’s Consolidated Financial Statements in Part I, Item I of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC. These risks could materially and adversely affect the business, financial condition and results of operations CBIZ.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer purchases of equity securities

Periodically, CBIZ’s Board of Directors authorizes a Share Repurchase Program which allows the Company to purchase shares of its common stock in the open market or in a privately negotiated transaction according to SEC rules. On February 11, 2016, CBIZ’s Board of Directors authorized the continuation of the Share Repurchase Program, which has been renewed annually for the past twelve years. This renewal authorizes the purchase of up to 5.0 million shares of CBIZ common stock to be obtained in open market, privately negotiated transactions, or Rule 10b5-1 trading plan purchases. The Share Repurchase Plan was effective beginning April 1, 2016 and expires one year from the effective date. The Share Repurchase Program does not obligate CBIZ to acquire any specific number of shares and may be suspended at any time.

Shares repurchased during the three months ended March 31, 2016 (reported on a trade-date basis) are summarized in the table below (in thousands, except per share data).

	Issuer Purchases of Equity Securities
First Quarter Purchases (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan (4)
January 1 – January 31, 2016	632	$9.71	632	1,066
February 1 – February 29, 2016	—	—	—	1,066
March 1 – March 31, 2016	—	—	—	1,066

First quarter purchases	632	$9.71	632

(1)	CBIZ has utilized, and may utilize in the future, a Rule 10b5-1 trading plan to allow for repurchases by the Company during periods when it would not normally be active in the trading market due to regulatory restrictions. Under the Rule 10b5-1 trading plan, CBIZ was able to repurchase shares below a pre-determined price per share. Additionally, the maximum number of shares that may be purchased by the Company each day is governed by Rule 10b-18 under the Exchange Act.
(2)	During the first quarter of 2016, no shares were repurchased from stock plan recipients in lieu of cash to satisfy certain tax obligations under the 2002 Amended and Restated CBIZ, Inc. Stock Incentive Plan and the 2014 CBIZ, Inc. Stock Incentive Plan.
(3)	Average price paid per share includes fees and commissions.
(4)	Amounts in this column represent the shares available to be repurchased, pursuant to the Share Repurchase Program that expired March 31, 2016. Effective April 1, 2016, the shares available to be repurchased was reset to 5.0 million pursuant to the Share Repurchase Program authorized on February 11, 2016, which will expire one year from the effective date.

According to the terms of CBIZ’s credit facility, CBIZ is not permitted to declare or make any dividend payments, other than dividend payments made by one of its wholly owned subsidiaries to the parent company. See Note 8 to the accompanying consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2015 for a description of working capital restrictions and limitations on the payment of dividends.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item  5. Other Information

Not applicable.

Item 6. Exhibits

10.1 *	Consulting agreement by and between the Company and Steven L. Gerard, dated March 9, 2016.

31.1 *	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from CBIZ, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015; (iii) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2016 and the year ended December 31, 2015; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (v) Notes to the Consolidated Financial Statements.

*	Indicates documents filed herewith.
**	Indicates document furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBIZ, Inc.
(Registrant)

Date:	May 3, 2016	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer