Form 10-Q
period 2016-06-30
CBIZ, Inc.
filed 2016-08-02
CIK 944148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ________

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at July 29, 2016
Common Stock, par value $0.01 per share	53,444,430

CBIZ, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$8,492	$850
Restricted cash	31,859	24,860
Accounts receivable, net	193,155	153,608
Income taxes refundable	—	966
Deferred income taxes, net	—	4,796
Other current assets	18,701	15,903
Current assets before funds held for clients	252,207	200,983
Funds held for clients	205,867	171,497
Total current assets	458,074	372,480
Non-current assets:
Property and equipment, net	19,727	20,162
Goodwill and other intangible assets, net	573,022	535,653
Assets of deferred compensation plan	68,040	64,245
Notes receivable	1,783	1,760
Other non-current assets	1,908	2,031
Total non-current assets	664,480	623,851
Total assets	$1,122,554	$996,331
LIABILITIES
Current liabilities:
Accounts payable	$54,823	$35,555
Income taxes payable	5,950	—
Accrued personnel costs	32,995	39,611
Notes payable	411	—
Contingent purchase price liability	16,594	12,855
Other current liabilities	13,925	11,714
Current liabilities before client fund obligations	124,698	99,735
Client fund obligations	205,094	171,318
Total current liabilities	329,792	271,053
Non-current liabilities:
Convertible notes, net	—	750
Bank debt (1)	235,500	205,800
Debt issuance costs (1)	(1,613)	(1,869)
Total long-term debt	233,887	204,681
Notes payable	1,383	—
Income taxes payable	4,259	4,084
Deferred income taxes, net (1)	790	4,902
Deferred compensation plan obligations	68,040	64,245
Contingent purchase price liability	16,354	11,962
Other non-current liabilities	7,624	7,456
Total non-current liabilities	332,337	297,330
Total liabilities	662,129	568,383
STOCKHOLDERS' EQUITY
Common stock	1,275	1,262
Additional paid in capital	645,462	634,626
Retained earnings	284,757	254,860
Treasury stock	(469,995)	(462,167)
Accumulated other comprehensive loss	(1,074)	(633)
Total stockholders’ equity	460,425	427,948
Total liabilities and stockholders’ equity	$1,122,554	$996,331

(1) See Note 15 to accompanying consolidated financial statements for discussion of our adoption of ASU 2015-03, ASU 2015-15 and ASU 2015-17 (as defined in Note 15).

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$197,015	$185,042	$421,253	$398,908
Operating expenses	173,996	163,117	352,113	333,981
Gross margin	23,019	21,925	69,140	64,927
Corporate general and administrative expenses	8,346	6,615	18,591	16,480
Operating income	14,673	15,310	50,549	48,447
Other (expense) income:
Interest expense	(1,733)	(2,848)	(3,259)	(5,825)
Gain on sale of operations, net	50	45	151	101
Other income (expense), net	703	(1,126)	2,850	1,733
Total other expense, net	(980)	(3,929)	(258)	(3,991)
Income from continuing operations before income tax expense	13,693	11,381	50,291	44,456
Income tax expense	5,306	4,696	20,106	18,268
Income from continuing operations	8,387	6,685	30,185	26,188
Loss from discontinued operations, net of tax	(258)	(330)	(288)	(665)
Gain on disposal of discontinued operations, net of tax	—	290	—	290
Net income	$8,129	$6,645	$29,897	$25,813
Earnings (loss) per share:
Basic:
Continuing operations	$0.16	$0.14	$0.58	$0.54
Discontinued operations	—	(0.01)	(0.01)	(0.01)
Net income	$0.16	$0.13	$0.57	$0.53
Diluted:
Continuing operations	$0.16	$0.13	$0.57	$0.51
Discontinued operations	—	—	(0.01)	(0.01)
Net income	$0.16	$0.13	$0.56	$0.50
Basic weighted average shares outstanding	52,031	49,464	51,802	48,809
Diluted weighted average shares outstanding	53,079	52,024	52,901	51,227
Comprehensive Income:
Net income	$8,129	$6,645	$29,897	$25,813
Other comprehensive (loss) income, net of tax	(130)	(92)	(441)	46
Comprehensive income	$7,999	$6,553	$29,456	$25,859

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

							Accumulated
	Issued			Additional			Other
	Common	Treasury	Common	Paid-In	Retained	Treasury	Comprehensive
	Shares	Shares	Stock	Capital	Earnings	Stock	Loss	Totals
December 31, 2015	126,182	73,228	$1,262	$634,626	$254,860	$(462,167)	$(633)	$427,948
Net income	—	—	—	—	29,897	—	—	29,897
Other comprehensive loss	—	—	—	—	—	—	(441)	(441)
Share repurchases	—	799	—	—	—	(7,828)	—	(7,828)
Restricted stock	302	—	4	(4)	—	—	—	—
Stock options exercised	510	—	5	3,524	—	—	—	3,529
Share-based compensation	—	—	—	2,842	—	—	—	2,842
Tax benefit from employee share plans	—	—	—	663	—	—	—	663
Business acquisitions	372	—	4	3,811	—	—	—	3,815
June 30, 2016	127,366	74,027	$1,275	$645,462	$284,757	$(469,995)	$(1,074)	$460,425

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$29,897	$25,813
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	288	375
Gain on sale of operations, net	(151)	(101)
Loss on early extinguishment of convertible debt	—	833
Depreciation and amortization expense	10,682	10,051
Amortization of discount on notes and deferred financing costs	262	1,639
Amortization of discount on contingent earnout liability	106	80
Bad debt expense, net of recoveries	2,205	2,799
Adjustment to contingent earnout liability	(714)	(1,525)
Deferred income taxes	894	(916)
Employee stock awards	2,842	2,911
Excess tax benefits from share based payment arrangements	(673)	(443)
Changes in assets and liabilities, net of acquisitions and divestitures:
Restricted cash	(6,998)	(6,450)
Accounts receivable, net	(36,439)	(37,287)
Other assets	(2,950)	(12)
Accounts payable	19,268	11,791
Income taxes payable	7,766	5,531
Accrued personnel costs	(6,616)	(9,745)
Other liabilities	2,163	(824)
Operating cash flows provided by continuing operations	21,832	4,520
Operating cash flows provided by (used in) discontinued operations	428	(240)
Net cash provided by operating activities	22,260	4,280
Cash flows from investing activities:
Business acquisitions and purchases of client lists, net of cash acquired	(34,004)	(7,184)
Purchases of client fund investments	(4,963)	(6,661)
Proceeds from the sales and maturities of client fund investments	4,747	5,950
Proceeds from sales of divested operations	93	101
Increase in funds held for clients	3,649	70,664
Additions to property and equipment, net	(1,837)	(5,300)
Collection of notes receivable	119	104
Investing cash flows (used in) provided by continuing operations	(32,196)	57,674
Investing cash flows provided by discontinued operations	—	21
Net cash (used in) provided by investing activities	(32,196)	57,695
Cash flows from financing activities:
Proceeds from bank debt	278,000	188,900
Payment of bank debt	(248,300)	(143,300)
Payment on early extinguishment of convertible debt	(760)	(17,173)
Payment for acquisition of treasury stock	(7,828)	(18,498)
Decrease in client funds obligations	(3,504)	(70,929)
Proceeds from exercise of stock options	3,529	4,669
Payment of contingent consideration of acquisitions	(4,110)	(4,816)
Excess tax benefit from exercise of stock awards	673	443
Payment of notes payable	(116)	—
Deferred financing costs	(6)	—
Net cash provided by (used in) financing activities	17,578	(60,704)
Net increase in cash and cash equivalents	7,642	1,271
Cash and cash equivalents at beginning of year	850	979
Cash and cash equivalents at end of period	$8,492	$2,250

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CBIZ, Inc. and its subsidiaries (“CBIZ,” the “Company,” “we,” “us,” or “our”) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by the accounting principles generally accepted in the United States (“GAAP”) for complete financial statements.

All intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements do not reflect the operations or accounts of variable interest entities as the impact is not material to the financial condition, results of operations or cash flows of CBIZ.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.

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

A description of revenue recognition policies is included in the Annual Report on Form 10-K for the year ended December 31, 2015.

2.	Accounts Receivable, Net

Accounts receivable, net balances at June 30, 2016 and December 31, 2015 were as follows (in thousands):

	June 30,	December 31,
	2016	2015
Trade accounts receivable	$136,653	$118,916
Unbilled revenue	70,190	47,351
Total accounts receivable	206,843	166,267
Allowance for doubtful accounts	(13,688)	(12,659)
Accounts receivable, net	$193,155	$153,608

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

3.	Goodwill and Other Intangible Assets, Net

The components of goodwill and other intangible assets, net at June 30, 2016 and December 31, 2015 were as follows (in thousands):

	June 30,	December 31,
	2016	2015
Goodwill	$474,095	$447,685
Intangible assets:
Client lists	165,882	147,706
Other intangible assets	7,772	6,977
Total intangible assets	173,654	154,683
Total goodwill and intangibles assets	647,749	602,368
Accumulated amortization:
Client lists	(72,505)	(65,037)
Other intangible assets	(2,222)	(1,678)
Total accumulated amortization	(74,727)	(66,715)
Goodwill and other intangible assets, net	$573,022	$535,653

4.	Depreciation and Amortization

Depreciation and amortization expense for property and equipment and intangible assets for the three and six months ended June 30, 2016 and 2015 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Operating expenses	$5,322	$4,956	$10,452	$9,847
Corporate general and administrative expenses	115	108	230	204
Total depreciation and amortization expense	$5,437	$5,064	$10,682	$10,051

5.	Debt and Financing Arrangements

At June 30, 2016, CBIZ’s primary financing arrangement was the $400.0 million unsecured credit facility discussed below, which provides the Company with the capital necessary to meet its working capital needs as well as the flexibility to continue with its strategic initiatives, including business acquisitions and share repurchases. In addition to the discussion below, refer to the Annual Report on Form 10-K for the year ended December 31, 2015 for additional details of CBIZ’s debt and financing arrangements.

Bank Debt

CBIZ has a $400.0 million unsecured credit facility with Bank of America as agent for a group of eight participating banks that matures in July 2019. The balance outstanding under the credit facility was $235.5 million and $205.8 million at June 30, 2016 and December 31, 2015, respectively.

Rates for the six months ended June 30, 2016 and 2015 were as follows:

	Six Months Ended
	June 30,
	2016	2015
Weighted average rates	2.38%	2.17%
Range of effective rates	1.82% - 3.50%	1.88% - 3.25%

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CBIZ had approximately $84.5 million of available funds under the credit facility at June 30, 2016, net of outstanding letters of credit and performance guarantees of $2.3 million. The credit facility provides CBIZ with operating flexibility and funding to support seasonal working capital needs and other strategic initiatives such as acquisitions and share repurchases. As of June 30, 2016, CBIZ was in compliance with its debt covenants.

3.125% Convertible Senior Subordinated Notes (the “2006 Notes”)

During the second quarter of 2016, CBIZ redeemed the remaining 2006 Notes for $750 thousand in cash plus accrued interest under an optional early redemption provision.

Interest Expense

During the three and six months ended June 30, 2016 and 2015, CBIZ recognized interest expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Credit facility (1)	$1,731	$1,165	$3,251	$2,216
2010 Notes (2)	—	1,677	—	3,597
2006 Notes	2	6	8	12
Total interest expense	$1,733	$2,848	$3,259	$5,825

(1)	Components of interest expense related to the credit facility include amortization of deferred financing costs, commitment fees and line of credit fees.
(2)

Components of interest expense related to the 4.875% Convertible Senior Subordinated Notes (the “2010 Notes”) include the contractual coupon interest, amortization of discount and amortization of deferred financing costs.

The 2010 Notes matured on October 1, 2015. As previously disclosed, holders received $1,000 in cash for each $1,000 principal amount of 2010 Notes along with a premium of the conversion value over par value. The $71.8 million conversion value of the 2010 Notes was determined by a cash averaging period that began on October 5, 2015 and ended on October 30, 2015. Cash payments were settled on November 4, 2015 with funds available under the credit facility.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

6.       Commitments and Contingencies

Letters of Credit and Guarantees

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits, which totaled $2.3 million at both June 30, 2016 and December 31, 2015. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.4 million and $2.3 million at June 30, 2016 and December 31, 2015, respectively.

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

Bonds

CBIZ held corporate and municipal bonds with par values totaling $41.6 million and $40.8 million at June 30, 2016 and December 31, 2015, respectively. All bonds are investment grade and are classified as available-for-sale. These bonds have maturity or callable dates ranging from April 2016 through October 2021, and are included in “Funds held for clients – current” in the accompanying Consolidated Balance Sheets based on the intent and ability of the Company to sell these investments at any time under favorable conditions. The following table summarizes CBIZ’s bond activity for the six months ended June 30, 2016 and the twelve months ended December 31, 2015 (in thousands):

	Six Months Ended	Twelve Months Ended
	June 30, 2016	December 31, 2015
Fair value at beginning of period	$43,142	$38,399
Purchases	4,963	15,429
Redemptions	(1,490)	(987)
Maturities	(3,257)	(9,677)
Increase in bond premium	(205)	172
Fair market value adjustment	572	(194)
Fair value at end of period	$43,725	$43,142

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

The following table summarizes CBIZ’s outstanding interest rate swaps and their classification in the accompanying Consolidated Balance Sheets at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
	Notional	Fair
	Amount	Value (1)	Balance Sheet Location
Interest rate swaps (2)	$60,000	$(972)	Other non-current liabilities

	December 31, 2015
	Notional	Fair
	Amount	Value (1)	Balance Sheet Location
Interest rate swaps	$50,000	$240	Other non-current assets

(1)	See additional disclosures regarding fair value measurements in Note 8.
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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following table summarizes the effects of the interest rate swap on CBIZ’s accompanying Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Gain Recognized in AOCL, net of tax		Loss Reclassified from AOCL into Expense
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest rate swap	$(231)	$34	$(110)	$55

	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest rate swap	$(763)	$79	$215	$128

8.	Fair Value Measurements

The following table summarizes CBIZ’s assets and liabilities at June 30, 2016 and December 31, 2015 that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level	June 30, 2016	December 31, 2015
Deferred compensation plan assets	1	$68,040	$64,245
Corporate and municipal bonds	1	$43,725	$43,142
Interest rate swaps	2	$(972)	$240
Contingent purchase price liabilities	3	$(32,948)	$(24,817)

During the six months ended June 30, 2016 and 2015, there were no transfers between the valuation hierarchy Levels 1, 2 and 3. The following table summarizes the change in Level 3 fair values of the Company’s contingent purchase price liabilities for the six months ended June 30, 2016 and 2015 (pre-tax basis) (in thousands):

	2016	2015
Beginning balance – January 1	$(24,817)	$(33,368)
Additions from business acquisitions	(15,088)	(4,186)
Settlement of contingent purchase price liabilities	6,349	5,622
Change in fair value of contingencies	714	1,400
Change in net present value of contingencies	(106)	(79)
Ending balance – June 30	$(32,948)	$(30,611)

Contingent purchase price liabilities arise from business acquisitions and are classified as Level 3 due to the utilization of a probability weighted discounted cash flow approach to determine the fair value of the contingency. A contingent liability is established for each acquisition that has a contingent purchase price component extending over a term of two to six years. The significant unobservable input used in the fair value measurement of the contingent purchase price liabilities is the future performance of the acquired business. The future performance of the acquired business directly impacts the contingent purchase price that is paid to the seller; thus, performance that exceeds estimates would result in a higher payout, and a performance under estimates would result in a lower payout. Changes in the expected amount of potential payouts are recorded as adjustments to the initial contingent purchase price liability, with the same amount being recorded in the accompanying Consolidated Statements of Comprehensive Income. These liabilities are reviewed quarterly and adjusted if necessary. See Note 12 for further discussion of contingent purchase price liabilities.

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

The following table is a summary of other comprehensive (loss) income and discloses the tax impact of each component of other comprehensive (loss) income for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net unrealized gain (loss) on available-for-sale securities, net of income taxes (1)	$112	$(114)	$343	$(7)
Net unrealized (loss) gain on interest rate swaps, net of income taxes (2)	(231)	34	(763)	79
Foreign currency translation	(11)	(12)	(21)	(26)
Total other comprehensive (loss) income	$(130)	$(92)	$(441)	$46

(1)

Net of income tax expense (benefit) of $75 and ($76) for the three months ended June 30, 2016 and 2015, respectively, and net of income tax expense (benefit) of $167 and ($5) for the six months ended June 30, 2016 and 2015, respectively.

(2)

Net of income tax (benefit) expense of ($136) and $20 for the three months ended June 30, 2016 and 2015, respectively, and net of income tax (benefit) expense of ($448) and $46 for the six months ended June 30, 2016 and 2015, respectively.

Accumulated other comprehensive loss, net of tax, was approximately $1.1 million and $0.6 million at June 30, 2016 and December 31, 2015, respectively. Accumulated other comprehensive loss consisted of adjustments, net of tax, for unrealized gains and losses on available-for-sale securities and interest rate swaps, and foreign currency translation.

10.	Employer Share Plans

Effective May 15, 2014, CBIZ shareholders approved a new plan, the CBIZ, Inc. 2014 Stock Incentive Plan (“2014 Plan”). Under the 2014 Plan, which expires in 2024, a maximum of 9.6 million stock options, shares of restricted stock or other stock-based compensation awards may be granted. Shares subject to award under the 2014 Plan may be either authorized but unissued shares of CBIZ common stock or treasury shares. Compensation expense for stock-based awards recognized during the three and six months ended June 30, 2016 and 2015 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Stock options	$564	$534	$1,143	$1,375
Restricted stock awards	869	755	1,699	1,536
Total stock-based compensation expense	$1,433	$1,289	$2,842	$2,911

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Stock award activity during the six months ended June 30, 2016 was as follows (in thousands, except per share data):

	Stock Options		Restricted Stock Awards
	Number of Options	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant-Date Fair Value (1)
Outstanding at beginning of year	4,885	$7.50	962	$8.08
Granted	654	$10.35	305	$10.37
Exercised or released	(510)	$6.92	(426)	$7.64
Expired or canceled	(24)	$7.47	(3)	$7.66
Outstanding at June 30, 2016	5,005	$7.94	838	$9.13
Exercisable at June 30, 2016	2,810	$7.13

(1)	Represents weighted average market value of the shares; awards are granted at no cost to the recipients.

CBIZ utilized the Black-Scholes-Merton options-pricing model to determine the fair value of stock options on the date of grant. The fair value of stock options granted during the second quarter of 2016 was $2.40. The following weighted average assumptions were utilized:

Six Months Ended June 30,
Expected volatility (1)	24.88%
Expected option life (years) (2)	4.62
Risk-free interest rate (3)	1.12%
Expected dividend yield (4)	0.00%

(1)	The expected volatility assumption was determined based upon the historical volatility of CBIZ’s stock price, using daily price intervals.
(2)

The expected option life was determined based upon CBIZ’s historical data using a midpoint scenario, which assumes all options are exercised halfway between the expirations date and the weighted average time it takes the option to vest.

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

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the three and six months ended June 30, 2016 and 2015 (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Income from continuing operations	$8,387	$6,685	$30,185	$26,188
Denominator:
Basic
Weighted average common shares outstanding	52,031	49,464	51,802	48,809
Diluted
Stock options (1)	814	868	811	829
Restricted stock awards (1)	229	224	283	290
Contingent shares (2)	5	118	5	118
Convertible senior subordinated notes (3)	—	1,350	—	1,181
Diluted weighted average common shares outstanding	53,079	52,024	52,901	51,227
Basic earnings per share from continuing operations	$0.16	$0.14	$0.58	$0.54
Diluted earnings per share from continuing operations	$0.16	$0.13	$0.57	$0.51

(1)

A total of 1.7 million and 1.5 million share based awards were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2016, respectively, and a total of 1.5 million and 1.2 million share based awards were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2015, respectively, as their effect would be anti-dilutive.

(2)	Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by CBIZ.
(3)

The dilutive impact of potential shares to be issued upon conversion of the 2010 Notes is not applicable to the six months ended June 30, 2016 due to the maturation of the 2010 Notes in the fourth quarter of 2015.

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

During the six months ended June 30, 2016, CBIZ acquired substantially all of the non-attest assets of three businesses:

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

Second quarter 2016

•

Effective April 1, 2016, CBIZ acquired The Savitz Organization, (“Savitz”), headquartered in Philadelphia, Pennsylvania with offices in Atlanta, Georgia, and Newton, Massachusetts. Savitz is an employee retirement and health and welfare benefits firm that provides actuarial, consulting and administration outsourcing services.  Annualized revenue attributable to Savitz is estimated to be approximately $20.0 million. Operating results attributable to Savitz are reported in the Employee Services practice group.

•

Effective June 1, 2016, CBIZ acquired Flex-Pay Business Services, Inc., (“Flex-Pay”), located in Winston-Salem, North Carolina. Flex-Pay provides payroll processing, Affordable Care Act fulfillment, and human resource solutions to more than 3,600 clients primarily in the Southeast. Annualized revenue attributable to Flex-Pay is estimated to be approximately $10.0 million. Operating results attributable to Flex-Pay are reported in the Employee Services practice group.

Pro forma results of operations for these acquisitions have not been presented because the effects of the acquisitions, individually or in the aggregate, were not significant to the Company’s results.

Aggregate consideration for these acquisitions consisted of approximately $33.0 million in cash consideration, $1.6 million in CBIZ common stock and $15.1 million in contingent consideration.

The estimated fair values of the assets acquired and the liabilities assumed during the six months ended June 30, 2016 are as follows (in thousands):

Six Months Ended
June 30, 2016
Cash	$6
Accounts receivable, net	5,313
Funds held for clients	37,230
Property and equipment, net	383
Other assets	172
Identifiable intangible assets	17,755
Current liabilities	(378)
Client fund obligations	(37,230)
Total identifiable net assets	$23,251
Goodwill	26,471
Aggregate purchase price	$49,722

•	Under the terms of the acquisition agreements, a portion of the purchase price is contingent on future performance of the businesses acquired.
•

Utilizing a probability weighted income approach, CBIZ determined that the fair value of the contingent consideration arrangements for the acquisitions occurring in the first half of 2016 was $15.1 million, of which $4.4 million was recorded in “Contingent purchase price liability – current” and $10.7 million was recorded in “Contingent purchase price liability – non-current” in the accompanying Consolidated Balance Sheets at June 30, 2016.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

•

The goodwill of $26.5 million arising from the acquisitions in the first half of 2016 consist largely of expected future earnings and cash flows from the existing management team, as well as the synergies created by the integration of the new businesses within the CBIZ organization, including cross-selling opportunities expected with the Company’s Financial Services group and the Employee Services group, to help strengthen the Company’s existing service offerings and expand the Company’s market position.

•

The goodwill of $26.5 million from acquisitions in the first half of 2016 is reported under the Employee Services operating segment ($25.5 million) and the Financial Services operating segment ($1.0 million).

Client lists

During the six months ended June 30, 2016, CBIZ purchased three clients lists, two of which are reported in the Employee Services practice group and one in the Financial Services practice group. Total consideration for these client lists was $0.2 million in cash consideration, $1.0 million of guaranteed future consideration and $0.7 million of contingent consideration.

Change in contingent purchase price liability for previous acquisitions

During the six months ended June 30, 2016, CBIZ decreased the fair value of the contingent purchase price liability related to prior acquisitions by $0.7 million due to lower than originally projected future results of the acquired businesses. This decrease is included in “Other income, net” in the accompanying Consolidated Statements of Comprehensive Income.

Contingent earnouts for previous acquisitions

CBIZ paid $4.1 million in cash and issued approximately 220,000 shares of CBIZ common stock during the six months ended June 30, 2016 for previous acquisitions.

During the six months ended June 30, 2015, CBIZ acquired substantially all of the assets of one business:

First quarter 2015

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

Aggregate consideration for this acquisition consisted of approximately $5.5 million in cash consideration and $4.2 million in contingent consideration.

The estimated fair values of the assets acquired and the liabilities assumed during the six months ended June 30, 2015 are as follows (in thousands):

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Six Months Ended
June 30, 2015
Cash	$—
Accounts receivable, net	—
Work in process, net	—
Other assets	—
Identifiable intangible assets	2,844
Current liabilities	—
Total identifiable net assets	$2,844
Goodwill	6,865
Aggregate purchase price	$9,709
•	Under the terms of the acquisition agreements, a portion of the purchase price is contingent on future performance of the businesses acquired.
•	The goodwill of $6.9 million arising from the acquisition in the first half of 2015 is reported under the Employee Services operating segment.

Client lists

During the first half of 2015, CBIZ purchased three client lists, all of which are reported in the Employee Services practice group. Total consideration for these client lists was $0.1 million in cash consideration, $0.3 million in guaranteed future consideration and $3.0 million in future consideration.

Change in contingent purchase price liability for previous acquisitions

During the six months ended June 30, 2015, CBIZ decreased the fair value of the contingent purchase price liability related to prior acquisitions by $1.5 million due to lower than originally projected future results of the acquired businesses. This decrease is included in “Other income, net” in the accompanying Consolidated Statements of Comprehensive Income.

Contingent earnouts for previous acquisitions

During the six months ended June 30, 2015, CBIZ paid $4.8 million in cash and issued approximately 91,000 shares of CBIZ common stock.

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

Discontinued Operations

Revenue and results from operations of discontinued operations are separately reported as “Loss from operations of discontinued operations, net of tax” in the accompanying Consolidated Statements of Comprehensive Income. During the first half of 2016, CBIZ did not discontinue the operations of any of its businesses. During the same period in 2015, the loss on operations of discontinued operations represents the results from the operations of two small businesses under the Financial Services segment that were discontinued in December 2014, one of which was sold on June 1, 2015.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Revenue and results from operations of discontinued operations for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$—	$2,579	$—	$5,994
Loss from discontinued operations before income tax	$(437)	$(489)	$(488)	$(993)
Income tax benefit	(179)	(159)	(200)	(328)
Loss from discontinued operations, net of tax	$(258)	$(330)	$(288)	$(665)

Divestitures

Gains or losses from divested operations and assets that do not qualify for treatment as discontinued operations are recorded as “Gain on sale of operations, net” in the accompanying Consolidated Statements of Comprehensive Income. During the six months ended June 30, 2016 and 2015, CBIZ did not sell any operations. Gains totaling $0.1 million and $0.1 million for the six months ended June 30, 2016 and 2015, respectively, were recorded and relate to contingent consideration earned on sales made in previous periods.

14.	Segment Disclosures

CBIZ's business units have been aggregated into three practice groups: Financial Services, Employee Services and National Practices. The business units have been aggregated based on the following factors: similarity of the products and services provided to clients; similarity of the regulatory environment in which they operate; and similarity of economic conditions affecting long-term performance. The business units are managed along these segment lines. A general description of services provided by each practice group is provided in the table below.

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Segment information for the three months ended June 30, 2016 and 2015 was as follows (in thousands):

	Three Months Ended June 30, 2016
	Financial Services	Employee Services	National Practices	Corporate and Other	Total
Revenue	$122,856	$66,484	$7,675	$—	$197,015
Operating expenses	106,987	56,344	7,005	3,660	173,996
Gross margin	15,869	10,140	670	(3,660)	23,019
Corporate general & admin	—	—	—	8,346	8,346
Operating income (loss)	15,869	10,140	670	(12,006)	14,673
Other income (expense):
Interest expense	—	(10)	—	(1,723)	(1,733)
Gain on sale of operations, net	—	—	—	50	50
Other (expense) income, net	(27)	84	1	645	703
Total other (expense) income	(27)	74	1	(1,028)	(980)
Income (loss) from continuing operations before income tax expense	$15,842	$10,214	$671	$(13,034)	$13,693

	Three Months Ended June 30, 2015
	Financial Services	Employee Services	National Practices	Corporate and Other	Total
Revenue	$116,671	$61,024	$7,347	$—	$185,042
Operating expenses	102,345	51,242	6,649	2,881	163,117
Gross margin	14,326	9,782	698	(2,881)	21,925
Corporate general & admin	—	—	—	6,615	6,615
Operating income (loss)	14,326	9,782	698	(9,496)	15,310
Other income (expense):
Interest expense	—	(11)	—	(2,837)	(2,848)
Gain on sale of operations, net	—	—	—	45	45
Other income (expense), net	8	82	1	(1,217)	(1,126)
Total other income (expense)	8	71	1	(4,009)	(3,929)
Income (loss) from continuing operations before income tax expense	$14,334	$9,853	$699	$(13,505)	$11,381

Segment information for the nine months ended June 30, 2016 and 2015 was as follows (in thousands):

	Six Months Ended June 30, 2016
	Financial Services	Employee Services	National Practices	Corporate and Other	Total
Revenue	$275,063	$130,811	$15,379	$—	$421,253
Operating expenses	220,484	110,024	13,882	7,723	352,113
Gross margin	54,579	20,787	1,497	(7,723)	69,140
Corporate general & admin	—	—	—	18,591	18,591
Operating income (loss)	54,579	20,787	1,497	(26,314)	50,549
Other income (expense):
Interest expense	—	(20)	—	(3,239)	(3,259)
Gain on sale of operations, net	—	—	—	151	151
Other income, net	227	158	1	2,464	2,850
Total other income (expense)	227	138	1	(624)	(258)
Income (loss) from continuing operations before income tax expense	$54,806	$20,925	$1,498	$(26,938)	$50,291

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Six Months Ended June 30, 2015
	Financial Services	Employee Services	National Practices	Corporate and Other	Total
Revenue	$260,503	$123,675	$14,730	$—	$398,908
Operating expenses	210,963	102,770	13,250	6,998	333,981
Gross margin	49,540	20,905	1,480	(6,998)	64,927
Corporate general & admin	—	—	—	16,480	16,480
Operating income (loss)	49,540	20,905	1,480	(23,478)	48,447
Other income (expense):
Interest expense	—	(20)	—	(5,805)	(5,825)
Gain on sale of operations, net	—	—	—	101	101
Other income, net	107	199	1	1,426	1,733
Total other income (expense)	107	179	1	(4,278)	(3,991)
Income (loss) from continuing operations before income tax expense	$49,647	$21,084	$1,481	$(27,756)	$44,456

15.	New Accounting Pronouncements

Accounting Standards Adopted in 2016

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740) – Balance Sheet Reclassification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. Effective January 1, 2016, the Company early adopted ASU 2015-17 on a prospective basis. As such, prior periods were not retrospectively adjusted. If ASU 2015-17 were adopted retrospectively, $4.7 million would have been reclassified from “Deferred income taxes – current, net” (current asset) to “Deferred income taxes – non-current” (non-current liability) resulting in a net non-current deferred income tax liability of $0.1 million in the accompanying Consolidated Balance Sheet at December 31, 2105.

In April 2015, FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires that all costs incurred to issue debt be presented in the balance sheet as a direct reduction in the carrying value of debt, consistent with debt discounts, instead of being presented in the balance sheet as a deferred charge (i.e., an asset). The recognition and measurement guidance for debt issuance costs is not affected by ASU 2015-03. In August 2015, the FASB issued ASU No. 2015-15, “Interest – Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”). ASU 2015-15 addresses the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements, which was not addressed in ASU 2015-03. The recognition and measurement guidance for debt issuance costs is not affected by ASU 2015-15. The Company retrospectively adopted ASU 2015-03 and ASU 2015-15 effective January 1, 2016, which resulted in a reclassification of $1.9 million of debt issuance costs related to our credit facility from “Other non-current assets” to “Bank debt” in the accompanying Consolidated Balance Sheets as of December 31, 2015.

In February 2015, FASB issued ASU No. 2015-02, “Consolidation (Topic 810) – Amendments to the Consolidation Analysis” (“ASU 2015-02”) which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in the standard affect limited partnerships and similar legal entities, evaluating fees paid to a decision maker or a service provider as a variable interest, the effect of fee arrangements on the primary beneficiary determination, the effect of related parties on the primary beneficiary determination, and certain investment funds. Effective January 1, 2016, the Company adopted the provisions of ASU 2015-02, which had no effect on the Company’s consolidated financial statements.

Accounting Standards Not Yet Adopted

In March 2016, FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting.”  The objective of this amendment applies to several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

as either equity or liabilities, and classification on the statement of cash flows. The effective date of the amendment is for fiscal years beginning after December 31, 2016 and interim periods within that reporting period. The Company is currently evaluating the impact this standard may have on the financial statements.

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

In August 2015, FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date” (“ASU 2015-14”). ASU 2015-14 defers the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” which was issued in May 2014 and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, by one year for all entities. It will be effective for annual periods beginning after December 15, 2017 for public companies. Early adoption is permitted but not before annual periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2015-14. In March, April and May 2016, the FASB issued additional ASUs clarifying certain aspects of ASU 2014-09. The core principle of ASU 2014-09 was not changed by the additional guidance. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements nor decided upon the method of adoption.

16.	Subsequent Events

Effective July 1, 2016, CBIZ acquired employee benefits consulting firm Ed Jacobs & Associates, Inc. (“EJ&A”), located in Cleveland, Tennessee. Annualized revenue is estimated to be approximately $2.1 million and will be recorded in the Employee Services practice group.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to "CBIZ" or the "Company" shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.

The following discussion is intended to assist in the understanding of CBIZ's financial position at June 30, 2016 and December 31, 2015, results of operations for the three and six months ended June 30, 2016 and 2015, and cash flows for the six months ended June 30, 2016 and 2015, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2015.

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

Executive Summary

Revenue

Revenue for the three months ended June 30, 2016 increased $12.0 million, or 6.5%, to $197.0 million from $185.0 million for the same period in 2015. The increase in revenue was attributable to an increase in same-unit revenue of $4.9 million, or 2.7%, and newly acquired operations, net of divestitures, of $7.1 million, or 3.8%.

Revenue for the six months ended June 30, 2016 increased $22.3 million, or 5.6%, to $421.2 million from $398.9 million for the same period in 2015. Same-unit revenue contributed $12.9 million, or 3.2%, and revenue from newly acquired operations, net of divestitures, contributed $22.3 million, or 5.6%.

Income from Continuing Operations

Income from continuing operations increased $1.7 million, or 25.5%, to $8.4 million during the three months ended June 30, 2016 compared to $6.7 million during the same period in 2015.

Income from continuing operations increased $4.0 million, or 15.3%, to $30.2 million during the six months ended June 30, 2016 compared to $26.2 million during the same period in 2015.

Earnings Per Diluted Share from Continuing Operations

Earnings per diluted share from continuing operations were $0.16 and $0.13 for the three months ended June 30, 2016 and 2015, respectively. The fully diluted weighted average share count increased by approximately 1.1 million shares to 53.1 million shares for the three months ended June 30, 2016 from 52.0 million shares during the same period in 2015.

Earnings per diluted share from continuing operations were $0.57 and $0.51 for the six months ended June 30, 2016 and 2015, respectively. The fully diluted weighted average share count increased by approximately 1.7 million shares to 52.9 million shares for the six months ended June 30, 2016 from 51.2 million shares for the same period in 2015.

Recent Accomplishments and Other Events

Acquisitions

During the second quarter of 2016, CBIZ completed two acquisitions plus an additional acquisition subsequent to June 30, 2016. The acquisition of Ed Jacobs & Associates, Inc. (“EJ&A”), discussed below, is a continuation of CBIZ’s commitment to build its Employee Benefits practice, which now represents over $100.0 million in revenue for the Company. As of the date of the filing of this Quarterly Report on Form 10-Q, CBIZ has completed four acquisitions and purchased five client lists during 2016.

•

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

•

Effective June 1, 2016, CBIZ acquired Flex-Pay Business Services, Inc. (“Flex-Pay”), a leading payroll company headquartered in Winston-Salem, North Carolina. Flex-Pay provides payroll processing, Affordable Care Act fulfillment and human resource solutions to more than 3,600 clients primarily in the Southeast. Annualized revenue is estimated to be approximately $10.0 million and will be recorded in the Employee Services practice group.

•

Subsequent to June 30, 2016, CBIZ acquired employee benefits consulting firm EJ&A, effective July 1, 2016. EJ&A, located in Cleveland, Tennessee has more than 150 clients. Annualized revenue is estimated to be approximately $2.1 million and will be recorded in the Employee Services practice group.

For further discussion regarding acquisitions, see Note 12 to the accompanying consolidated financial statements.

Share Repurchases

CBIZ believes that repurchasing shares of its common stock under the Company’s Share Repurchase Program (the “Share Repurchase Plan”) is a prudent use of the Company’s financial resources, and that investing in its shares is an attractive use of capital and an efficient means to provide value to CBIZ shareholders.

•

During the six months ended June 30, 2016, CBIZ repurchased approximately 0.7 million shares of its common stock at a total cost of approximately $6.5 million under a Rule 10b5-1 trading plan, which allows the company to repurchase shares below a predetermined price per share.

Results of Operations – Continuing Operations

Revenue

The following tables summarize total revenue for the three and six months ended June 30, 2016 and 2015 (in thousands except percentages).

	Three Months Ended June 30,
	2016	% of Total	2015	% of Total	$ Change	% Change
Same-unit revenue
Financial Services	$122,245	62.0%	$116,266	62.8%	$5,979	5.1%
Employee Services	59,624	30.3%	61,024	33.0%	(1,400)	(2.3)%
National Practices	7,675	3.9%	7,347	4.0%	328	4.5%
Total same-unit revenue	189,544	96.2%	184,637	99.8%	4,907	2.7%
Acquired businesses	7,471	3.8%	—	—	7,471
Divested operations	—	—	405	0.2%	(405)
Total revenue	$197,015	100.0%	$185,042	100.0%	$11,973	6.5%

	Six Months Ended June 30,
	2016	% of Total	2015	% of Total	$ Change	% Change
Same-unit revenue
Financial Services	$273,513	64.9%	$259,046	64.9%	$14,467	5.6%
Employee Services	121,434	28.8%	123,675	31.0%	(2,241)	(1.8)%
National Practices	15,379	3.7%	14,730	3.7%	649	4.4%
Total same-unit revenue	410,326	97.4%	397,451	99.6%	12,875	3.2%
Acquired businesses	10,930	2.6%	—	—	10,930
Divested operations	(3)	—	1,457	0.4%	(1,460)
Total revenue	$421,253	100.0%	$398,908	100.0%	$22,345	5.6%

Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on June 1, 2015, revenue for the month of June would be included in same-unit revenue for both years; revenue for the period January 1, 2016 through May 31, 2016 would be reported as revenue from acquired businesses. A detailed discussion of revenue by practice group is included under “Operating Practice Groups.”

Deferred Compensation Plan

CBIZ sponsors a deferred compensation plan, under which a CBIZ employee’s compensation deferral is held in a rabbi trust and invested accordingly as directed by the employee. Income and expenses related to the deferred compensation plan are included in “Operating expenses”, “Gross margin” and “Corporate general and administrative expenses” and are directly offset by deferred compensation gains or losses in “Other income (expense), net” in the accompanying Consolidated Statements of Comprehensive Income. The deferred compensation plan has no impact on “Income from continuing operations before income tax expense.”

Operating Expenses

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
	(In thousands, except percentages)
Operating expenses	$173,996	$163,117	$10,879	6.7%
Operating expenses % of revenue	88.3%	88.2%		10 bps

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
	(In thousands, except percentages)
Operating expenses	$352,113	$333,981	$18,132	5.4%
Operating expenses % of revenue	83.6%	83.7%		(10 bps)

Three months ended June 30, 2016 compared to June 30, 2015. Operating expenses increased $10.9 million, or 6.7%, in the second quarter of 2016 compared to the second quarter of 2015 primarily due to:

•

Personnel costs increased $10.1 million, or 8.0%, due to an increase in headcount including acquisitions and incentive-based compensation and merit increases. Acquisitions contributed approximately $5.4 million to personnel costs. The increase in personnel costs is discussed in further detail under “Operating Practice Groups.”

•	The deferred compensation plan contributed expense of $1.0 million in the second quarter compared to income of $0.2 million during the same period in 2015.
•

Operating expenses in the second quarter of 2016 include a reduction of $0.8 million related to a state payroll tax incentive associated with an office relocation. No such reduction was available during the same period in 2015.

•	The remaining fluctuation consists of other operating expenses of which none are individually significant.

Operating expenses, excluding the impact of the deferred compensation plan, would have been $173.0 million and $163.3 million, or 87.8% and 88.3% of revenue, for the second quarter of 2016 and 2015, respectively.

Six months ended June 30, 2016 compared to June 30, 2015. Operating expenses increased $18.1 million, or 5.4%, in the first half of 2016 compared to the first half of 2015, but decreased slightly as a percentage of revenue, primarily due to:

•

Personnel costs increased $17.9 million, or 6.9%, and are attributable to the same factors as discussed above in the three month period. Acquisitions contributed approximately $7.2 million to personnel costs.

•

The deferred compensation plan contributed expense of $1.5 million in the first half of 2016 compared to expense of $0.9 million while occupancy costs contributed an increase of approximately $0.3 million, or 1.5%, due to acquisitions.

•	Operating expenses include a reduction of $1.5 million related to a state payroll tax incentive associated with an office relocation. No such reduction was available during the same period in 2015.
•	The remaining fluctuation consists of other operating expenses of which none are individually significant.

Operating expenses, excluding the impact of the deferred compensation plan, would have been $350.6 million and $333.1 million, or 83.2% and 83.5% of revenue, for the first half of 2016 and 2015, respectively.

Gross Margin

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
	(In thousands, except percentages)
Gross margin	$23,019	$21,925	$1,094	5.0%
Gross margin % of revenue	11.7%	11.8%		(10) bps

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
	(In thousands, except percentages)
Gross margin	$69,140	$64,927	$4,213	6.5%
Gross margin % of revenue	16.4%	16.3%		10 bps

Three months ended June 30, 2016 compared to June 30, 2015. Gross margin increased $1.1 million, or 5.0%, in the second quarter of 2016 compared to the second quarter of 2015, but decreased slightly as a percentage of revenue. Gross margin in the second quarter of 2016 includes income of $0.8 million related to a state payroll tax incentive associated with an office relocation. This state payroll tax incentive was not available during the same period in 2015. The impact on gross margin by the individual practice groups is discussed in further detail under “Operating Practice Groups.”

Gross margin, excluding the impact of the deferred compensation plan, would have been $24.1 million and $21.7 million, or 12.2% and 11.7% of revenue, for the second quarter of 2016 and 2015, respectively.

Six months ended June 30, 2016 compared to June 30, 2015. Gross margin increased $4.2 million, or 6.5%, in the first half of 2016 compared to the first half of 2015. Gross margin in the first half of 2016 includes income of $1.5 million related to a state payroll tax incentive associated with an office relocation. This state payroll tax incentive was not available during the same period in 2015. The impact on gross margin by the individual practice groups is discussed in further detail under “Operating Practice Groups.”

Gross margin, excluding the impact of the deferred compensation plan, would have been $70.7 million and $65.8 million, or 16.8% and 16.5% of revenue, for the first half of 2016 and 2015, respectively.

Corporate General and Administrative (“G&A”) Expenses

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
	(In thousands, except percentages)
G&A expenses	$8,346	$6,615	$1,731	26.2%
G&A expenses % of revenue	4.2%	3.6%		60 bps

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
	(In thousands, except percentages)
G&A expenses	$18,591	$16,480	$2,111	12.8%
G&A expenses % of revenue	4.4%	4.1%	—	30 bps

Three months ended June 30, 2016 compared to June 30, 2015. G&A expenses increased $1.7 million, or 26.2%, in the second quarter of 2016 compared to the second quarter of 2015 primarily due to:

•	Personnel costs increased $0.9 million, or 25.4%, primarily due to an increase in incentive-based compensation.
•

The deferred compensation plan contributed expense of $0.2 million in the second quarter compared to income of $0.1 million during the same period in 2015, while legal expenses related to settlements and dismissals in the normal course of business contributed an increase of $0.3 million.

•	The remaining fluctuation consists of other G&A expenses of which none are individually significant.

G&A expenses, excluding the impact of the deferred compensation plan, would have been $8.1 million and $6.7 million, or 4.1% and 3.6% of revenue, for the second quarter of 2016 and 2015, respectively.

Six months ended June 30, 2016 compared to June 30, 2015. G&A expenses increased $2.1 million, or 12.8%, in the first half of 2016 compared to the first half of 2015, primarily attributable to the same factors as discussed above in the three month period:

•	Personnel costs increased $1.2 million, or 12.1%, and legal expenses contributed an increase of $0.3 million.
•	The deferred compensation plan contributed expense of $0.3 million in the second quarter compared to expense of less than $0.1 million during the same period in 2015.
•	Merger and acquisition activity cost increases of $0.3 million also contributed to the increase in G&A expenses.
•	The remaining fluctuation consists of other G&A expenses of which none are individually significant.

G&A expenses, excluding the impact of the deferred compensation plan, would have been $18.3 million and $16.4 million, or 4.3% and 4.1% of revenue, for the first half of 2016 and 2015, respectively.

Other Income (Expense), Net

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
	(In thousands, except percentages)
Interest expense	$(1,733)	$(2,848)	$1,115	(39.2)%
Gain on sale of operations, net	50	45	5	NM
Other income (expense), net	703	(1,126)	1,829	(162.4)%
Total other expense, net	$(980)	$(3,929)	$2,949	NM

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
	(In thousands, except percentages)
Interest expense	$(3,259)	$(5,825)	$2,566	(44.1)%
Gain on sale of operations, net	151	101	50	NM
Other income, net	2,850	1,733	1,117	64.5%
Total other expense, net	$(258)	$(3,991)	$3,733	NM

Three months ended June 30, 2016 compared to June 30, 2015

Interest Expense

Interest expense for the second quarter of 2016 decreased compared to the same period in 2015. The average debt balance increased quarter-over-quarter at $248.1 million and $234.4 million, respectively. The weighted average interest rate related to the credit facility was 2.49% for the second quarter of 2016. During the same period in 2015, the combined weighted average interest rate for the credit facility and 2010 Notes was 4.10%. The 2010 Notes which matured during the fourth quarter of 2015 had an interest rate of 7.50% and were settled with funds available under the credit facility.

Other Income (Expense), Net

Other income (expense), net was income of $0.7 million during the second quarter of 2016 compared to expense of $1.1 million during the same period in 2015. This $1.8 million increase was primarily attributable to:

•	The deferred compensation plan contributed income of $1.3 million during the second quarter of 2016 compared to expense of $0.3 million for the same period in 2015.
•	During the second quarter of 2015, the Company incurred a non-operating charge of $0.8 million from the early retirement of the 2010 Notes.
•

Also attributable to the increase in income was adjustments to the fair value of the Company’s contingent purchase price liability related to prior acquisitions. During the second quarter of 2016, the Company recorded expense of $0.5 million compared to income of less than $0.1 million for the same period in 2015.

Six months ended June 30, 2016 compared to June 30, 2015

Interest Expense

Interest expense for the six months ended June 30, 2016 decreased compared to the same period in 2015. The average debt balance increased year-over-year at $236.0 million and $228.3 million, respectively. The weighted average interest rate related to the credit facility was 2.38% for the six months ended June 30, 2016. During the same period in 2015, the combined weighted average interest rate for the credit facility and 2010 Notes was 4.30%. The 2010 Notes matured during the fourth quarter of 2015 as discussed above in the three month period.

Other Income, Net

Other income, net was income of $2.9 million during the six months ended June 30, 2016 compared to income of $1.7 million during the same period in 2015. This $1.2 million increase was primarily attributable to:

•	The deferred compensation plan contributed income of $1.9 million during the first half of 2016 compared to income of $0.9 million for the same period in 2015.
•	As stated above in the three month period, the Company incurred a non-operating charge of $0.8 million from the early retirement of the 2010 Notes during the six months ended June 30, 2015.
•

During the first half of 2016, the Company recorded expense of $0.7 million compared to expense of less than $0.1 million for the same period in 2015 related to adjustments to the fair value of the Company’s contingent purchase price liability related to prior acquisitions.

Income Tax Expense

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
	(In thousands, except percentages)
Income tax expense	$5,306	$4,696	$610	13.0%
Effective tax rate	38.7%	41.3%		(260) bps

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
	(In thousands, except percentages)
Income tax expense	$20,106	$18,268	$1,838	10.1%
Effective tax rate	40.0%	41.1%		(110) bps

Three months ended June 30, 2016 compared to June 30, 2015. Income tax expense from continuing operations for the three months ended June 30, 2016 increased to $5.3 million from $4.7 million for the second quarter of 2015. The effective tax rate for the second quarter of 2016 was 38.7%, compared to an effective tax rate of 41.3% for the comparable period in 2015. The decrease in the effective tax rate primarily relates to the settlement of the Internal Revenue Service audit of our 2013 and 2014 tax years.

Six months ended June 30, 2016 compared to June 30, 2015. Income tax expense from continuing operations for the six months ended June 30, 2015 increased to $20.1 million from $18.3 million for the six months ended June 30, 2015. The effective tax rate for the six months ended June 30, 2016 was relatively unchanged from the same period in 2015.

Operating Practice Groups

CBIZ delivers its integrated services through three practice groups: Financial Services, Employee Services and National Practices. A description of these groups' operating results and factors affecting their businesses is provided below.

Financial Services

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
	(In thousands, except per share data)
Revenue
Same-unit	$122,245	$116,266	$5,979	5.1%
Acquired businesses	611	—	611
Divested businesses	—	405	(405)
Total revenue	$122,856	$116,671	$6,185	5.3%
Operating expenses	106,987	102,345	4,642	4.5%
Gross margin	$15,869	$14,326	$1,543	10.8%
Gross margin percent	12.9%	12.3%

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$273,513	$259,046	$14,467	5.6%
Acquired businesses	1,553	—	1,553
Divested businesses	(3)	1,457	(1,460)
Total revenue	$275,063	$260,503	$14,560	5.6%
Operating expenses	220,484	210,963	9,521	4.5%
Gross margin	$54,579	$49,540	$5,039	10.2%
Gross margin percent	19.8%	18.9%

Three months ended June 30, 2016 compared to June 30, 2015

Revenue

The increase in same-unit revenue was primarily the result of an increase from those units that provide national services, which increased 8.0% due to project work and growth in the governmental healthcare compliance business and in the commissions received from the real estate advisory business, as well as those units that provide traditional accounting and tax related services, which increased 4.2% due to moderate price increases on services performed.

The growth in revenue from acquisitions was provided by Millimaki located in San Diego, California, which was acquired January 1, 2016. The revenue from divestitures was from a unit located in Wichita, Kansas that offered accounting and tax services.

CBIZ provides a range of services to affiliated CPA firms under joint referral and administrative service agreements (“ASAs”). Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying Consolidated Statements of Comprehensive Income and were approximately $35.5 million and $33.8 million for the three months ended June 30, 2016 and 2015, respectively.

Operating Expenses

The largest components of operating expenses for the Financial Services practice group are personnel costs, occupancy costs, and travel and related costs, which represent 90.5% and 89.6% of total operating expenses and 78.8% and 78.6% of total revenue for the second quarter of 2016 and 2015, respectively.

•

Personnel costs were $86.3 million and $80.9 million, or 70.2% and 69.4% of revenue, for the second quarter of 2016 and 2015, respectively. The $5.4 million increase is a result of a 5.2% increase in headcount, along with increases in incentive compensation and merit increases.

o	The acquisition of Millimaki contributed approximately $0.4 million to the increase in personnel costs.
•

Occupancy costs were $6.7 million and $6.9 million, or 5.4% and 5.9% of revenue, for the second quarter of 2016 and 2015, respectively, while travel and related costs were $3.9 million and $3.8 million, or 3.2% and 3.3% of revenue, for the second quarter of 2016 and 2015, respectively.

Six months ended June 30, 2016 compared to June 30, 2015

Revenue

The revenue from units that provide national services increased 9.4% due to the same factors as discussed above in the three month period. The revenue from units that provide traditional accounting and tax related services increased 4.1% due to an increase in billable hours of 2.7% and moderate price increases on services performed for the six months ended June 30, 2016. The growth in revenue from acquisitions and the revenue from divestitures was attributable to the same factors as discussed above in the three month period.

Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying Consolidated Statements of Comprehensive Income and were approximately $84.2 million and $77.6 million for the six months ended June 30, 2016 and 2015, respectively.

Operating Expenses

The largest components of operating expenses for the Financial Services practice group are personnel costs, occupancy costs, and travel and related costs, which represent 90.5% and 89.7% of total operating expenses and 72.6% of total revenue for the six months ended June 30, 2016 and 2015, respectively.

•

Personnel costs were $178.5 million and $168.2 million, or 64.9% and 64.6% of revenue, for the six months ended June 30, 2016 and 2015, respectively. The $10.3 million increase was attributable to the same factors as discussed above in the three month period. Headcount increased 4.9% year-over-year.

o	The acquisition of Millimaki contributed approximately $0.8 million to the increase in personnel costs.
•

Occupancy costs were $13.3 million and $13.5 million, or 4.8% and 5.2% of revenue, for the six months ended June 30, 2016 and 2015, respectively, while travel and related costs were $7.8 million and $7.4 million, or 2.8% and 2.9% of revenue, for the six months ended June 30, 2016 and 2015, respectively.

Employee Services

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$59,624	$61,024	$(1,400)	(2.3)%
Acquired businesses	6,860	—	6,860
Total revenue	$66,484	$61,024	$5,460	8.9%
Operating expenses	56,344	51,242	5,102	10.0%
Gross margin	$10,140	$9,782	$358	3.7%
Gross margin percent	15.3%	16.0%

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$121,434	$123,675	$(2,241)	(1.8)%
Acquired businesses	9,377	—	9,377
Total revenue	$130,811	$123,675	$7,136	5.8%
Operating expenses	110,024	102,770	7,254	7.1%
Gross margin	$20,787	$20,905	$(118)	(0.6)%
Gross margin percent	15.9%	16.9%

Three months ended June 30, 2016 compared to June 30, 2015

Revenue

The decrease in same-unit revenue was primarily the result of decreases in the Company’s retirement plan services, human capital services and life insurance groups, offset by increases in the employee benefit and property and casualty businesses.

•	Retirement plan services revenue decreased $0.7 million, or 7.2%, primarily due to large actuarial projects in 2015 that did not recur in 2016.
•	Human capital services revenue decreased $0.6 million, or 25.0%, due to fewer recruiting projects in the second quarter of 2016 compared to the same period in 2015.
•

These decreases were partially offset by an increase in the property and casualty business of $0.2 million, or 1.1%, primarily due to increased carrier bonuses in the second quarter of 2016 compared to the second quarter of 2015.

The growth in revenue from acquisitions was provided by:

•	Pension Resource Group, Inc., a niche pension administration firm in Woodstock, Georgia, that was acquired effective October 1, 2015;
•	The Cottonwood Group, an actuarial and advisory firm in Overland Park, Kansas, that was acquired effective December 1, 2015;
•	The Savitz Organization, an actuarial and advisory firm in Philadelphia, Pennsylvania, that was acquired effective April 1, 2016 and
•	Flex-Pay Business Services, Inc.; a payroll company in Winston-Salem, North Carolina, that was acquired effective June 1, 2016.

Operating Expenses

The largest components of operating expenses for the Employee Services practice group are personnel costs, including commissions paid to third party brokers, and occupancy costs, which represent 82.6% and 81.2% of total operating expenses and 70.0% and 68.2% of total revenue for the second quarter of 2016 and 2015, respectively.

•

Excluding $5.0 million in costs related to acquisitions, personnel costs decreased approximately $0.5 million, primarily due to decreased commissions paid to producers relating to the decreased revenue in the retirement plan services, human capital services and life insurance groups.

•

Occupancy costs were $3.8 million and $3.3 million, or 5.7% and 5.5% of revenue, for the second quarter of 2016 and 2015, respectively. The increase in occupancy costs was primarily due to business acquisitions.

Six months ended June 30, 2016 compared to June 30, 2015

Revenue

The same-unit revenue decrease associated with the Company’s retirement plan services revenue of $1.7 million, or 8.6% and the Company’s human capital services revenue of $1.3 million, or 28.5%, are both attributable to the same factors as discussed above in the three month period. These decreases were partially offset by an increase in the employee benefits business of $0.6 million, or 1.1%, due to strong client retention and growth from new clients and an increase in the payroll business of $0.5 million, or 3.4% due to higher pricing coupled with an increase in processing volume for payroll and related services.

The growth in revenue from acquisitions was attributable to the same acquisitions discussed above in the three month period, as well as Model Consulting, Inc., an employee benefits broker located in Philadelphia, Pennsylvania, that was acquired effective March 1, 2015.

Operating Expenses

The largest components of operating expenses for the Employee Services practice group are personnel costs, including commissions paid to third party brokers, and occupancy costs, which represent 82.2% and 81.5% of total operating expenses and 69.2% and 67.7% of total revenue for the six months ended June 30, 2016 and 2015, respectively.

•	Excluding $6.4 million in costs related to acquisitions, personnel costs decreased approximately $0.2 million, primarily due to the same factors as discussed above in the three month period.
•

Occupancy costs were $7.2 million and $6.6 million, or 5.5% and 5.4% of revenue, for the six months ended June 30, 2016 and 2015, respectively due to the same factors as discussed above in the three month period.

National Practices

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$7,675	$7,347	$328	4.5%
Operating expenses	7,005	6,649	356	5.4%
Gross margin	$670	$698	$(28)	(4.0)%
Gross margin percent	8.7%	9.5%

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$15,379	$14,730	$649	4.4%
Operating expenses	13,882	13,250	632	4.8%
Gross margin	$1,497	$1,480	$17	1.1%
Gross margin percent	9.7%	10.0%

Three and six months ended June 30, 2016 compared to June 30, 2015

The National Practices group is primarily comprised of a cost-plus contract with CBIZ’s largest client (Edward Jones) and CBIZ’s health care consulting business. Revenues from the Edward Jones business accounted for approximately 70.0% of the National Practice group’s revenue, with the health care consulting business accounting for the remaining revenue.

•

The increase in revenue was primarily due to new projects in 2016 associated with the cost-plus contract with Edward Jones. Operating expenses increased due to an increase in personnel costs under both the Edward Jones business and health care consulting business.

Financial Condition

Total assets were $1.1 billion at June 30, 2016, an increase of $0.1 million versus December 31, 2015. Current assets of $458.1 million exceeded current liabilities of $329.8 million by $128.3 million at June 30, 2016.

Accounts receivable, net, were $193.2 million at June 30, 2016, an increase of $153.6 million from December 31, 2015, and days sales outstanding (“DSO”) from continuing operations was 83 days, 72 days and 84 days at June 30, 2016, December 31, 2015 and June 30, 2015, respectively. DSO represents accounts receivable, net and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve month daily revenue. CBIZ provides DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company's ability to collect on receivables in a timely manner.

Funds held for clients of $205.9 million and $171.5 million at June 30, 2016 and 2015, respectively, primarily relate to CBIZ’s payroll services business. The balances in these accounts fluctuate with the timing of cash receipts and the related cash payments. Client fund obligations can differ from funds held for clients due to changes in the market values of the underlying investments. The nature of these accounts is further described in Note 1 to the consolidated financial statements included in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2015.

Goodwill and other intangible assets, net, increased by $37.4 million at June 30, 2016 from December 31, 2015. This increase is comprised of net additions to goodwill of $26.4 million and additions to intangible assets of $19.0 million resulting from acquisitions, offset by $8.0 million of amortization.

Assets of the deferred compensation plan represent participant deferral accounts and are directly offset by deferred compensation plan obligations. Assets of the deferred compensation plan were $68.0 million and $64.2 million at June 30, 2016 and December 31, 2015, respectively. The increase in assets of the deferred compensation plan of $3.8 million consisted of net participant contributions of $1.9 million and an increase in the fair value of the investments of $1.9 million for the six months ended June 30, 2016. The plan is described in further detail in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2015.

Contingent purchase price liabilities (current and non-current) are comprised of purchase price liabilities that arise from business acquisitions. The increase of $8.1 million in the contingent liabilities during 2016 (current and non-current) was due to:

•	$4.1 million in cash payments, $2.2 million in stock payments and $1.6 million in subsequent measurement adjustments.
•	These decreases were offset by an increase in contingent liabilities of $15.1 million from current year business acquisitions and $0.9 million in stock price adjustments related to prior acquisitions.

Bank debt amounts due on CBIZ’s credit facility increased $29.7 million to $235.5 million at June 30, 2016 from $205.8 million at December 31, 2015. This increase was primarily attributable to additional borrowings for use in acquisitions and share repurchases.

Stockholders’ equity increased by $32.5 million to $460.4 million at June 30, 2016 from $427.9 million at December 31, 2015. The increase was primarily attributable to:

•	Net income of $29.9 million,
•	CBIZ stock award programs which contributed $6.6 million,
•	Issuance of $3.8 million in CBIZ common stock related to business acquisitions and contingent payments related to prior acquisitions,
•	These increases were partially offset by $7.8 million related to the repurchase of 0.8 million shares of CBIZ common stock.

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

The following table summarizes CBIZ’s cash flows from operating, investing and financing activities for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$22,260	$4,280
Net cash (used in) provided by investing activities	(32,196)	57,695
Net cash provided by (used in) financing activities	17,578	(60,704)
Net increase in cash and cash equivalents	7,642	1,271

Cash and cash equivalents increased by $7.6 million from $0.9 million at December 31, 2015, to $8.5 million at June 30, 2016.

Operating Activities

Cash flows from operating activities represent net income adjusted for certain non-cash items and changes in assets and liabilities.

•

Net cash provided by operating activities was $22.3 million and $4.3 million, respectively, for the six months ended June 30, 2016 and 2015. This $18.0 million net increase in cash provided by operating activities was attributable to:

o

$13.2 million net decrease in working capital used primarily from the timing of accounts payable and the Company’s ongoing effort to manage payables, the timing of income taxes payable, as well as a decrease in working capital used related to compensation incentives through the six months ended June 30, 2016 compared to the same period in 2015.

o	$4.1 million increase in net income.

Investing Activities

CBIZ’s investing activities generally consist of payments for business acquisitions and client lists, purchases of capital equipment and net activity related to funds held for clients. Capital expenditures consisted of investments in technology, leasehold improvements and purchases of furniture and equipment.

•

Net cash used in investing activities was $32.2 million for the six months ended June 30, 2016. Net cash provided by investing activities was $57.7 million for the same period in 2015. This $89.9 million net increase in cash used was primarily attributable to:

o	$67.0 million increase in net activity related to funds held for clients,
o	$26.8 million net increase in cash used for business acquisitions mainly attributable to Savitz and Flex-Pay,
o	Offset by a $3.5 million net decrease in capital expenditures.

Financing Activities

CBIZ’s financing cash flows typically consist of net borrowing and payment activity related to the credit facility, the issuance and repayment of debt instruments, repurchases of CBIZ common stock, payments of contingent consideration on business acquisitions, net change in client fund obligations, and proceeds from the exercise of stock options.

•

Net cash provided by financing activities was $17.6 million for the six months ended June 30, 2016. Net cash used in financing activities was $60.7 million for the same period in 2015. This $78.3 million net increase in cash provided by financing activities was primarily due to:

o	$67.4 million net activity related to client fund obligations as a result of timing of cash receipts and related payments,
o

The repurchase of shares of CBIZ common stock at a cost of approximately $6.5 million and the purchase of shares withheld for taxes of approximately $1.3 million for the six months ended June 30, 2016. For the same period in 2015, CBIZ repurchased its common stock at a cost of approximately $17.2 million and purchased shares withheld for taxes as a cost of approximately $1.3 million.

Capital Resources

Credit Facility

At June 30, 2016, CBIZ had $233.9 million outstanding under the credit facility as well as letters of credit and performance guarantees totaling $3.2 million. Available funds under the credit facility, based on the terms of the commitment, were approximately $84.5 million at June 30, 2016.

The credit facility provided flexibility to refinance the Company’s 4.875% Convertible Senior Subordinated Notes (the “2010 Notes”) which matured on October 1, 2015, enabled the Company to lower its borrowing costs and allows for the allocation of funds for future strategic initiatives, including acquisitions and the repurchase of CBIZ common stock.

For further discussion regarding debt and financing arrangements, see Note 5 to the accompanying consolidated financial statements.

Debt Covenant Compliance

Under the credit facility, CBIZ is required to meet certain financial covenants with respect to (i) total leverage ratio and (ii) a minimum fixed charge coverage ratio. CBIZ is in compliance with its covenants as of June 30, 2016. CBIZ’s ability to service its debt and to fund future strategic initiatives will depend upon its ability to generate cash in the future.

Interest Expense

Interest expense related to the credit facility was $1.7 million and $1.1 million during the second quarter of 2016 and 2015, respectively, and $3.2 million and $2.2 million for the six months ended June 30, 2016 and 2015, respectively. Interest expense related to the 2010 Notes was $1.7 million during the second quarter of 2015 and $3.6 million during the six months ended June 30, 2015. The 2010 Notes matured during the fourth quarter of 2015.

Acquisitions

CBIZ acquired three businesses and two client lists during the six months ended June 30, 2016. For further details on acquisitions, see Note 12 to the accompanying consolidated financial statements.

Share Repurchases

CBIZ believes that repurchasing shares of its common stock under the Share Repurchase Program (the “Share Repurchase Plan”) is a prudent use of the Company’s financial resources, and that investing in its shares is an attractive use of capital and an efficient means to provide value to CBIZ shareholders.

•

During the six months ended June 30, 2016, CBIZ repurchased approximately 0.7 million shares of its common stock at a total cost of approximately $6.5 million under a Rule 10b5-1 trading plan, which allows the company to repurchase shares below a predetermined price per share.

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

CBIZ provides guarantees of performance obligations for a CPA firm with which CBIZ maintains an administrative service agreement. Potential obligations under the guarantees expired on June 30, 2016 and were $0.9 million at December 31, 2015. CBIZ has recognized a liability for the fair value of the obligations undertaken in issuing these guarantees. The liability is recorded as other current liabilities in the accompanying Consolidated Balance Sheets. CBIZ does not expect it will be required to make payments under these guarantees.

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits, which totaled $2.3 million at June 30, 2016 and December 31, 2015. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at June 30, 2016 and December 31, 2015 totaled $2.4 million and $2.3 million, respectively.

CBIZ has various agreements under which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses is generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2016, CBIZ was not aware of any material obligations arising under indemnification agreements that would require payment.

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

New Accounting Pronouncements

See Note 15 to the accompanying consolidated financial statements entitled “Recent Accounting Pronouncements” for a discussion of recently issued accounting pronouncements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this Quarterly Report, including without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding CBIZ's financial position, business strategy and plans and objectives for future performance are forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are commonly identified by the use of such terms and phrases as "intends," "believes," "estimates," "expects," "projects," "anticipates," "foreseeable future," "seeks," and words or phrases of similar import in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated services, sales efforts, expenses, and financial results. From time to time, the Company also may provide oral or written forward-looking statements in other materials the Company releases to the public. Any or all of the Company’s forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements that the Company makes, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such forward-looking statements can be affected by inaccurate assumptions the Company might make or by known or unknown risks and uncertainties. Should one or more of these risks or assumptions materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

Such risks and uncertainties include, but are not limited to:

•	CBIZ's ability to adequately manage its growth;
•	CBIZ’s dependence on the services of its CEO and other key employees;
•	competitive pricing pressures;
•	general business and economic conditions;
•	changes in governmental regulation and tax laws affecting its operations;
•	reversal or decline in the current trend of outsourcing business services;
•	revenue seasonality or fluctuations in and collectability of receivables;
•	liability for errors and omissions of the Company’s businesses;
•	regulatory investigations and future regulatory activity (including without limitation inquiries into compensation arrangements within the insurance brokerage industry);
•	reliance on information processing systems and availability of software licenses; and
•	volatility in our stock price.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

CBIZ's floating rate debt under its credit facility exposes the Company to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which CBIZ could borrow funds under its credit facility. CBIZ’s balance outstanding under its credit facility at June 30, 2016 was $235.5 million, of which $60.0 million is subject to CBIZ’s interest rate swaps. $175.5 million is not subject to such interest rate swaps. If market rates were to increase or decrease 100 basis points from the levels at June 30, 2016, interest expense would increase or decrease approximately $1.8 million annually.

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

At June 30, 2016, CBIZ had four interest rate swaps with notional values of $10.0 million, $15.0 million, $25.0 million and $10.0 million, and maturity tenors of 2, 3 and 5 and 5 years, respectively. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions. CBIZ does not enter into derivative instruments for trading or speculative purposes.

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

(b) Internal Control over Financial Reporting

There was no change in the Company’s Internal Controls that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, CBIZ’s Internal Controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer purchases of equity securities

Periodically, CBIZ’s Board of Directors authorizes a Share Repurchase Plan, which allows the Company to purchase shares of its common stock in the open market or in a privately negotiated transaction according to SEC rules. On February 11, 2016, CBIZ’s Board of Directors authorized a Share Repurchase Plan that authorized the purchase of up to 5.0 million shares of CBIZ common stock to be obtained in open market, privately negotiated transactions, or Rule 10b5-1 trading plan purchases. The Share Repurchase Plan was effective beginning April 1, 2016 and expires one year from the effective date. The Share Repurchase Plan does not obligate CBIZ to acquire any specific number of shares and may be suspended at any time.

Shares repurchased during the three months ended June 30, 2016 (reported on a trade-date basis) are summarized in the table below (in thousands, except per share data).

	Issuer Purchases of Equity Securities
Second Quarter Purchases (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan (4)
April 1 – April 30, 2016	24	$9.77	24	4,976
May 1 – May 31, 2016	132	$10.24	132	4,844
June 1 – June 30, 2016	10	$10.03	10	4,834
Second quarter purchases	166	$10.16	166

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
(4)

Effective April 1, 2016, the shares available to be repurchased was reset to 5.0 million pursuant to the Share Repurchase Plan authorized on February 11, 2016, which will expire one year from the effective date. Amounts in this column represent the shares available to be repurchased, pursuant to the Share Repurchase Plan.

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

101 *

The following materials from CBIZ, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2016 and the year ended December 31, 2015; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (v) Notes to the Consolidated Financial Statements.

*	Indicates documents filed herewith.
**	Indicates document furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBIZ, Inc.
(Registrant)

Date:	August 2, 2016	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer