Form 10-Q
period 2016-09-30
CBIZ, Inc.
filed 2016-11-01
CIK 944148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at October 31, 2016
Common Stock, par value $0.01 per share	53,633,292

CBIZ, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$514	$850
Restricted cash	33,015	24,860
Accounts receivable, net	194,419	153,608
Income taxes refundable	—	966
Deferred income taxes, net	—	4,796
Other current assets	21,705	15,903
Current assets before funds held for clients	249,653	200,983
Funds held for clients	133,679	171,497
Total current assets	383,332	372,480
Non-current assets:
Property and equipment, net	19,360	20,162
Goodwill and other intangible assets, net	575,851	535,653
Assets of deferred compensation plan	70,768	64,245
Notes receivable	1,765	1,760
Other non-current assets	1,869	2,031
Total non-current assets	669,613	623,851
Total assets	$1,052,945	$996,331
LIABILITIES
Current liabilities:
Accounts payable	$42,526	$35,555
Income taxes payable	8,175	—
Accrued personnel costs	39,471	39,611
Notes payable	636	—
Contingent purchase price liability	16,166	12,855
Other current liabilities	11,352	11,714
Current liabilities before client fund obligations	118,326	99,735
Client fund obligations	133,057	171,318
Total current liabilities	251,383	271,053
Non-current liabilities:
Convertible notes, net	—	750
Bank debt (1)	219,600	205,800
Debt issuance costs (1)	(1,482)	(1,869)
Total long-term debt	218,118	204,681
Notes payable	1,318	—
Income taxes payable	4,331	4,084
Deferred income taxes, net (1)	1,830	4,902
Deferred compensation plan obligations	70,768	64,245
Contingent purchase price liability	17,748	11,962
Other non-current liabilities	12,763	7,456
Total non-current liabilities	326,876	297,330
Total liabilities	578,259	568,383
STOCKHOLDERS' EQUITY
Common stock	1,276	1,262
Additional paid in capital	648,847	634,626
Retained earnings	295,611	254,860
Treasury stock	(470,124)	(462,167)
Accumulated other comprehensive loss	(924)	(633)
Total stockholders’ equity	474,686	427,948
Total liabilities and stockholders’ equity	$1,052,945	$996,331

(1) See Note 15 to accompanying consolidated financial statements for discussion of our adoption of ASU 2015-03, ASU 2015-15 and ASU 2015-17 (as defined in Note 15).

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$199,794	$187,102	$621,047	$586,010
Operating expenses	174,069	158,496	526,182	492,477
Gross margin	25,725	28,606	94,865	93,533
Corporate general and administrative expenses	8,679	8,028	27,270	24,508
Operating income	17,046	20,578	67,595	69,025
Other income (expense):
Interest expense	(1,760)	(1,840)	(5,019)	(7,665)
Gain on sale of operations, net	329	5	480	106
Other income (expense), net	2,632	(2,367)	5,482	(634)
Total other income (expense), net	1,201	(4,202)	943	(8,193)
Income from continuing operations before income tax expense	18,247	16,376	68,538	60,832
Income tax expense	7,260	6,787	27,366	25,055
Income from continuing operations	10,987	9,589	41,172	35,777
Loss from discontinued operations, net of tax	(133)	(561)	(421)	(1,226)
Gain on disposal of discontinued operations, net of tax	—	1,172	—	1,462
Net income	$10,854	$10,200	$40,751	$36,013
Earnings (loss) per share:
Basic:
Continuing operations	$0.21	$0.19	$0.79	$0.72
Discontinued operations	—	0.01	(0.01)	—
Net income	$0.21	$0.20	$0.78	$0.72
Diluted:
Continuing operations	$0.20	$0.18	$0.77	$0.68
Discontinued operations	—	0.01	(0.01)	0.01
Net income	$0.20	$0.19	$0.76	$0.69
Basic weighted average shares outstanding	52,648	51,736	52,086	49,812
Diluted weighted average shares outstanding	53,846	54,445	53,320	52,285
Comprehensive Income:
Net income	$10,854	$10,200	$40,751	$36,013
Other comprehensive income (loss), net of tax	150	16	(291)	62
Comprehensive income	$11,004	$10,216	$40,460	$36,075

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

							Accumulated
	Issued			Additional			Other
	Common	Treasury	Common	Paid-In	Retained	Treasury	Comprehensive
	Shares	Shares	Stock	Capital	Earnings	Stock	Loss	Totals
December 31, 2015	126,182	73,228	$1,262	$634,626	$254,860	$(462,167)	$(633)	$427,948
Net income	—	—	—	—	40,751	—	—	40,751
Other comprehensive loss	—	—	—	—	—	—	(291)	(291)
Share repurchases	—	811	—	—	—	(7,957)	—	(7,957)
Restricted stock	301	—	4	(4)	—	—	—	—
Stock options exercised	749	—	6	5,252	—	—	—	5,258
Share-based compensation	—	—	—	4,332	—	—	—	4,332
Tax benefit from employee share plans	—	—	—	830	—	—	—	830
Business acquisitions	372	—	4	3,811	—	—	—	3,815
September 30, 2016	127,604	74,039	$1,276	$648,847	$295,611	$(470,124)	$(924)	$474,686

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$40,751	$36,013
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) from discontinued operations, net of tax	421	(236)
Gain on sale of operations, net	(480)	(106)
Loss on early extinguishment of convertible debt	—	833
Depreciation and amortization expense	16,359	15,168
Amortization of discount on notes and deferred financing costs	393	2,140
Amortization of discount on contingent earnout liability	223	115
Bad debt expense, net of recoveries	3,291	4,625
Adjustment to contingent earnout liability	(936)	(3,075)
Deferred income taxes	1,830	(1,144)
Employee stock awards	4,332	4,319
Excess tax benefits from share based payment arrangements	(859)	(560)
Changes in assets and liabilities, net of acquisitions and divestitures:
Restricted cash	(8,154)	2,687
Accounts receivable, net	(38,666)	(37,699)
Other assets	(6,339)	1,409
Accounts payable	6,971	(1,716)
Income taxes payable	10,250	7,568
Accrued personnel costs	(175)	(3,350)
Other liabilities	5,178	(798)
Operating cash flows provided by continuing operations	34,390	26,193
Operating cash flows provided by (used in) discontinued operations	507	(417)
Net cash provided by operating activities	34,897	25,776
Cash flows from investing activities:
Business acquisitions and purchases of client lists, net of cash acquired	(38,238)	(9,560)
Purchases of client fund investments	(7,300)	(12,494)
Proceeds from the sales and maturities of client fund investments	7,132	8,865
Proceeds from sales of divested operations	425	106
Decrease in funds held for clients	75,632	76,492
Additions to property and equipment, net	(2,843)	(6,186)
Collection of notes receivable	356	304
Investing cash flows provided by continuing operations	35,164	57,527
Investing cash flows provided by discontinued operations	—	2,694
Net cash provided by investing activities	35,164	60,221
Cash flows from financing activities:
Proceeds from bank debt	355,200	272,300
Payment of bank debt	(341,400)	(228,700)
Payment on early extinguishment of convertible debt	(760)	(17,172)
Payment for acquisition of treasury stock	(7,957)	(36,482)
Decrease in client funds obligations	(75,540)	(74,400)
Proceeds from exercise of stock options	5,258	6,564
Payment of contingent consideration of acquisitions	(5,807)	(7,806)
Excess tax benefit from exercise of stock awards	859	560
Payment of notes payable	(244)	—
Deferred financing costs	(6)	—
Net cash used in financing activities	(70,397)	(85,136)
Net (decrease) increase in cash and cash equivalents	(336)	861
Cash and cash equivalents at beginning of year	850	979
Cash and cash equivalents at end of period	$514	$1,840

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation

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

These interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.

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

A description of revenue recognition policies is included in the Annual Report on Form 10-K for the year ended December 31, 2015.

2.	Accounts Receivable, Net

Accounts receivable, net balances at September 30, 2016 and December 31, 2015 were as follows (in thousands):

	September 30,	December 31,
	2016	2015
Trade accounts receivable	$129,371	$118,916
Unbilled revenue	78,964	47,351
Total accounts receivable	208,335	166,267
Allowance for doubtful accounts	(13,916)	(12,659)
Accounts receivable, net	$194,419	$153,608

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

3.	Goodwill and Other Intangible Assets, Net

The components of goodwill and other intangible assets, net at September 30, 2016 and December 31, 2015 were as follows (in thousands):

	September 30,	December 31,
	2016	2015
Goodwill	$478,551	$447,685
Intangible assets:
Client lists	168,471	147,706
Other intangible assets	7,865	6,977
Total intangible assets	176,336	154,683
Total goodwill and intangibles assets	654,887	602,368
Accumulated amortization:
Client lists	(76,497)	(65,037)
Other intangible assets	(2,539)	(1,678)
Total accumulated amortization	(79,036)	(66,715)
Goodwill and other intangible assets, net	$575,851	$535,653

4.	Depreciation and Amortization

Depreciation and amortization expense for property and equipment and intangible assets for the three and nine months ended September 30, 2016 and 2015 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Operating expenses	$5,569	$5,000	$16,021	$14,847
Corporate general and administrative expenses	108	117	338	321
Total depreciation and amortization expense	$5,677	$5,117	$16,359	$15,168

5.	Debt and Financing Arrangements

At September 30, 2016, CBIZ’s primary financing arrangement was the $400.0 million unsecured credit facility discussed below, which provides the Company with the capital necessary to meet its working capital needs as well as the flexibility to continue with its strategic initiatives, including business acquisitions and share repurchases. In addition to the discussion below, refer to the Annual Report on Form 10-K for the year ended December 31, 2015 for additional details of CBIZ’s debt and financing arrangements.

Bank Debt

CBIZ has a $400.0 million unsecured credit facility with Bank of America as agent for a group of eight participating banks that matures in July 2019. The balance outstanding under the credit facility was $219.6 million and $205.8 million at September 30, 2016 and December 31, 2015, respectively.

Rates for the nine months ended September 30, 2016 and 2015 were as follows:

	Nine Months Ended
	September 30,
	2016	2015
Weighted average rates	2.43%	2.04%
Range of effective rates	1.82% - 3.50%	1.65% - 3.25%

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

CBIZ had approximately $99.0 million of available funds under the credit facility at September 30, 2016, net of outstanding letters of credit and performance guarantees of $2.3 million. The credit facility provides CBIZ with operating flexibility and funding to support seasonal working capital needs and other strategic initiatives such as acquisitions and share repurchases. As of September 30, 2016, CBIZ was in compliance with its debt covenants.

3.125% Convertible Senior Subordinated Notes (the “2006 Notes”)

During the second quarter of 2016, CBIZ redeemed the remaining 2006 Notes for $750 thousand in cash plus accrued interest under an optional early redemption provision.

Interest Expense

During the three and nine months ended September 30, 2016 and 2015, CBIZ recognized interest expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Credit facility (1)	$1,760	$872	$5,011	$3,088
2010 Notes (2)	—	962	—	4,559
2006 Notes	—	6	8	18
Total interest expense	$1,760	$1,840	$5,019	$7,665

(1)	Components of interest expense related to the credit facility include amortization of deferred financing costs, commitment fees and line of credit fees.
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

Letters of Credit and Guarantees

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits, which totaled $2.3 million at both September 30, 2016 and December 31, 2015. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.4 million and $2.3 million at September 30, 2016 and December 31, 2015, respectively.

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

These lawsuits arose out of the bankruptcy of Mortgages Ltd., a mortgage lender to developers in the Phoenix, Arizona area. Various other professional firms and individuals not related to the Company were also named defendants in these lawsuits. The lawsuits asserted claims for, among others things, violations of the Arizona Securities Act, common law fraud, and negligent misrepresentation, and sought to hold the CBIZ Parties vicariously liable for Mayer Hoffman’s conduct as Mortgage Ltd.’s auditor, as either a statutory control person under the Arizona Securities Act or a joint venturer under Arizona common law.

With the exception of claims being pursued by two plaintiffs from the Ashkenazi lawsuit (“Baldino Group”), all other related matters have been dismissed or settled without payment by the CBIZ Parties. The Baldino Group’s claims, which allege damages of approximately $16.0 million, are currently stayed as to the CBIZ Parties and Mayer Hoffman, and no trial date has been set.

On September 16, 2016, CBIZ, Inc. and its subsidiary CBIZ Benefits & Insurance Services, Inc. (“CBIZ Benefits”) were named as defendants in a lawsuit filed in the U.S. District Court for the Western District of Pennsylvania. The federal court case is brought by UPMC, d/b/a University of Pittsburgh Medical Center, and a health system it acquired, UPMC Altoona (formerly, Altoona Regional Health System).  The lawsuit asserts professional negligence, breach of contract, and negligent misrepresentation claims against CBIZ, CBIZ Benefits and a former employee of CBIZ Benefits in connection with actuarial services provided by CBIZ Benefits to Altoona Regional Health System. The complaint seeks damages in an amount of no less than $142.0 million.

The Company cannot predict the outcome of the above matters or estimate the possible loss or range of possible loss, if any.  Although the proceedings are subject to uncertainties inherent in the litigation process and the ultimate disposition of these proceedings is not presently determinable, the Company intends to vigorously defend these cases.

In addition to those items disclosed above, the Company is, from time to time, subject to claims and suits arising in the ordinary course of business.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

7.	Financial Instruments

Bonds

CBIZ held corporate and municipal bonds with par values totaling $41.4 million and $40.8 million at September 30, 2016 and December 31, 2015, respectively. All bonds are investment grade and are classified as available-for-sale. These bonds have maturity or callable dates ranging from October 2016 through October 2021, and are included in “Funds held for clients – current” in the accompanying Consolidated Balance Sheets based on the intent and ability of the Company to sell these investments at any time under favorable conditions. The following table summarizes CBIZ’s bond activity for the nine months ended September 30, 2016 and the twelve months ended December 31, 2015 (in thousands):

	Nine Months Ended	Twelve Months Ended
	September 30, 2016	December 31, 2015
Fair value at beginning of period	$43,142	$38,399
Purchases	7,300	15,429
Redemptions	(2,150)	(987)
Maturities	(4,982)	(9,677)
Change in bond premium	(299)	172
Fair market value adjustment	416	(194)
Fair value at end of period	$43,427	$43,142

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

The following table summarizes CBIZ’s outstanding interest rate swaps and their classification in the accompanying Consolidated Balance Sheets at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
	Notional	Fair
	Amount	Value (1)	Balance Sheet Location
Interest rate swaps (2)	$60,000	$(579)	Other non-current liabilities

	December 31, 2015
	Notional	Fair
	Amount	Value (1)	Balance Sheet Location
Interest rate swaps	$50,000	$240	Other non-current assets

(1)	See additional disclosures regarding fair value measurements in Note 8.
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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following table summarizes the effects of the interest rate swap on CBIZ’s accompanying Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Gain (Loss) Recognized in AOCL, Net of Tax		Loss Reclassified from AOCL into Expense
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest rate swap	$247	$—	$103	$—

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest rate swap	$(516)	$79	$318	$128

8.	Fair Value Measurements

The following table summarizes CBIZ’s assets and liabilities at September 30, 2016 and December 31, 2015 that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Level	September 30, 2016	December 31, 2015
Deferred compensation plan assets	1	$70,768	$64,245
Corporate and municipal bonds	1	$43,427	$43,142
Interest rate swaps	2	$(579)	$240
Contingent purchase price liabilities	3	$(33,914)	$(24,817)

During the nine months ended September 30, 2016 and 2015, there were no transfers between the valuation hierarchy Levels 1, 2 and 3. The following table summarizes the change in Level 3 fair values of the Company’s contingent purchase price liabilities for the nine months ended September 30, 2016 and 2015 (pre-tax basis) (in thousands):

	2016	2015
Beginning balance – January 1	$(24,817)	$(33,368)
Additions from business acquisitions	(17,755)	(4,186)
Settlement of contingent purchase price liabilities	7,945	9,816
Change in fair value of contingencies	936	3,075
Change in net present value of contingencies	(223)	(115)
Ending balance – September 30	$(33,914)	$(24,778)

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

The following table is a summary of other comprehensive income (loss) and discloses the tax impact of each component of other comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net unrealized (loss) gain on available-for-sale securities, net of income taxes (1)	$(94)	$31	$249	$24
Net unrealized gain (loss) on interest rate swaps, net of income taxes (2)	247	—	(516)	79
Foreign currency translation	(3)	(15)	(24)	(41)
Total other comprehensive income (loss)	$150	$16	$(291)	$62

(1)

Net of income tax (benefit) expense of ($63) and $21 for the three months ended September 30, 2016 and 2015, respectively, and net of income tax expense of $167 and $16 for the nine months ended September 30, 2016 and 2015, respectively.

(2)

Net of income tax expense of $145 and $0 for the three months ended September 30, 2016 and 2015, respectively, and net of income tax (benefit) expense of ($303) and $46 for the nine months ended September 30, 2016 and 2015, respectively.

Accumulated other comprehensive loss, net of tax, was approximately $0.9 million and $0.6 million at September 30, 2016 and December 31, 2015, respectively. Accumulated other comprehensive loss consisted of adjustments, net of tax, for unrealized gains and losses on available-for-sale securities and interest rate swaps, and foreign currency translation.

10.	Employer Share Plans

Effective May 15, 2014, CBIZ shareholders approved a new plan, the CBIZ, Inc. 2014 Stock Incentive Plan (“2014 Plan”). Under the 2014 Plan, which expires in 2024, a maximum of 9.6 million stock options, shares of restricted stock or other stock-based compensation awards may be granted. Shares subject to award under the 2014 Plan may be either authorized but unissued shares of CBIZ common stock or treasury shares. Compensation expense for stock-based awards recognized during the three and nine months ended September 30, 2016 and 2015 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Stock options	$574	$583	$1,717	$1,958
Restricted stock awards	916	825	2,615	2,361
Total stock-based compensation expense	$1,490	$1,408	$4,332	$4,319

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Stock award activity during the nine months ended September 30, 2016 was as follows (in thousands, except per share data):

	Stock Options		Restricted Stock Awards
	Number of Options	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant-Date Fair Value (1)
Outstanding at beginning of year	4,885	$7.50	962	$8.08
Granted	654	$10.35	305	$10.37
Exercised	(749)	$7.02	(435)	$7.66
Expired or canceled	(35)	$7.59	(5)	$7.68
Outstanding at September 30, 2016	4,755	$7.97	827	$9.14
Exercisable at September 30, 2016	2,594	$7.13

(1)	Represents weighted average market value of the shares; awards are granted at no cost to the recipients.

CBIZ utilized the Black-Scholes-Merton options-pricing model to determine the fair value of stock options on the date of grant. The fair value of stock options granted during the nine months ended September 30, 2016 was $2.40. The following weighted average assumptions were utilized:

Nine Months Ended September 30,
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

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the three and nine months ended September 30, 2016 and 2015 (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Income from continuing operations	$10,987	$9,589	$41,172	$35,777
Denominator:
Basic
Weighted average common shares outstanding	52,648	51,736	52,086	49,812
Diluted
Stock options (1)	868	905	842	860
Restricted stock awards (1)	189	204	251	260
Contingent shares (2)	141	34	141	34
Convertible senior subordinated notes (3)	—	1,566	—	1,319
Diluted weighted average common shares outstanding	53,846	54,445	53,320	52,285
Basic earnings per share from continuing operations	$0.21	$0.19	$0.79	$0.72
Diluted earnings per share from continuing operations	$0.20	$0.18	$0.77	$0.68

(1)

A total of 1.1 million and 1.3 million share based awards were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2016, respectively, and a total of 1.4 million and 5.0 million share based awards were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2015, respectively, as their effect would be anti-dilutive.

(2)	Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by CBIZ.
(3)

The dilutive impact of potential shares to be issued upon conversion of the 2010 Notes is not applicable to the three and nine months ended September 30, 2016 due to the maturation of the 2010 Notes in the fourth quarter of 2015.

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

During the nine months ended September 30, 2016, CBIZ acquired substantially all of the non-attest assets of four businesses:

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

Third quarter 2016

•

Effective July 1, 2016, CBIZ acquired Ed Jacobs & Associates, Inc. (“EJ&A”), located in Cleveland, Tennessee. EJ&A is an employee benefits consulting business with annualized revenue of approximately $2.1 million. Operating results attributable to EJ&A are reported in the Employee Services practice group.

Pro forma results of operations for these acquisitions have not been presented because the effects of the acquisitions, individually or in the aggregate, were not significant to the Company’s results.

Aggregate consideration for these acquisitions consisted of approximately $36.7 million in cash consideration, $1.6 million in CBIZ common stock and $17.8 million in contingent consideration.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The estimated fair values of the assets acquired and the liabilities assumed during the nine months ended September 30, 2016 are as follows (in thousands):

Nine Months Ended
September 30, 2016
Cash	$6
Accounts receivable, net	5,436
Funds held for clients	37,230
Property and equipment, net	379
Other assets	172
Identifiable intangible assets	19,557
Current liabilities	(415)
Client fund obligations	(37,230)
Total identifiable net assets	$25,135
Goodwill	30,927
Aggregate purchase price	$56,062

•	Under the terms of the acquisition agreements, a portion of the purchase price is contingent on future performance of the businesses acquired.
•

Utilizing a probability weighted income approach, CBIZ determined that the fair value of the contingent consideration arrangements for the acquisitions occurring in the first nine months of 2016 was $17.8 million, of which $5.3 million was recorded in “Contingent purchase price liability – current” and $12.5 million was recorded in “Contingent purchase price liability – non-current” in the accompanying Consolidated Balance Sheets at September 30, 2016.

•

The goodwill of $30.9 million arising from the acquisitions in the first nine months of 2016 primarily results from expected future earnings and cash flows from the existing management team, as well as the synergies created by the integration of the new businesses within the CBIZ organization, including cross-selling opportunities expected with the Company’s Financial Services group and the Employee Services group, to help strengthen the Company’s existing service offerings and expand the Company’s market position.

•

The goodwill of $30.9 million from acquisitions in the first nine months of 2016 is reported under the Employee Services operating segment ($29.9 million) and the Financial Services operating segment ($1.0 million).

Client lists

During the nine months ended September 30, 2016, CBIZ purchased six clients lists, five of which are reported in the Employee Services practice group and one in the Financial Services practice group. Total consideration for these client lists was $0.8 million in cash consideration, $1.2 million of guaranteed future consideration and $0.7 million of contingent consideration.

Change in contingent purchase price liability for previous acquisitions

During the nine months ended September 30, 2016, CBIZ decreased the fair value of the contingent purchase price liability related to prior acquisitions by $0.9 million due to lower than originally projected future results of the acquired businesses. This decrease is included in “Other income, net” in the accompanying Consolidated Statements of Comprehensive Income.

Contingent earnouts for previous acquisitions

CBIZ paid $5.7 million in cash and issued approximately 220,000 shares of CBIZ common stock during the nine months ended September 30, 2016 for previous acquisitions.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

During the nine months ended September 30, 2015, CBIZ acquired substantially all of the assets of one business:

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

The estimated fair values of the assets acquired and the liabilities assumed during the nine months ended September 30, 2015 are as follows (in thousands):

Nine Months Ended
September 30, 2015
Cash	$—
Accounts receivable, net	—
Work in process, net	—
Other assets	—
Identifiable intangible assets	2,844
Current liabilities	—
Total identifiable net assets	$2,844
Goodwill	6,865
Aggregate purchase price	$9,709
•	Under the terms of the acquisition agreements, a portion of the purchase price is contingent on future performance of the businesses acquired.
•

Utilizing a probability weighted income approach, CBIZ determined that the fair value of the contingent consideration arrangements for the acquisitions occurring in the first nine months of 2015 was $4.2 million, of which $1.6 million was recorded in “Contingent purchase price liability – current” and $2.6 million was recorded in “Contingent purchase price liability – non-current” in the accompanying Consolidated Balance Sheets at September 30, 2016.

•

The goodwill of $6.9 million arising from the acquisition in the first nine months of 2016 consist largely of expected future earnings and cash flows from the existing management team, as well as the synergies created by the integration of the new businesses within the CBIZ organization, including cross-selling opportunities expected with the Company’s Financial Services group and the Employee Services group, to help strengthen the Company’s existing service offerings and expand the Company’s market position.

•	The goodwill of $6.9 million arising from the acquisition in the first nine months of 2015 is reported under the Employee Services operating segment.

Client lists

During the first nine months of 2015, CBIZ purchased five client lists, all of which are reported in the Employee Services practice group. Total consideration for these client lists was $0.3 million in cash consideration, $0.8 million in guaranteed future consideration and $3.0 million in future consideration.

Change in contingent purchase price liability for previous acquisitions

During the nine months ended September 30, 2015, CBIZ decreased the fair value of the contingent purchase price liability related to prior acquisitions by $3.1 million due to lower than originally projected future results of the acquired

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

businesses. This decrease is included in “Other income, net” in the accompanying Consolidated Statements of Comprehensive Income.

Contingent earnouts for previous acquisitions

During the nine months ended September 30, 2015, CBIZ paid $7.8 million in cash and issued approximately 215,000 shares of CBIZ common stock.

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

Discontinued Operations

Revenue and results from operations of discontinued operations are separately reported as “Loss from operations of discontinued operations, net of tax” in the accompanying Consolidated Statements of Comprehensive Income. During the first nine months of 2016, CBIZ did not discontinue the operations of any of its businesses. During the same period in 2015, the loss on operations of discontinued operations represents the results from the operations of two small businesses under the Financial Services segment that were discontinued in December 2014 and subsequently sold during the nine months ended September 30, 2015.

Revenue and results from operations of discontinued operations for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$—	$308	$—	$6,216
Loss from discontinued operations before income tax	$(219)	$(859)	$(707)	$(1,852)
Income tax benefit	(86)	(298)	(286)	(626)
Loss from discontinued operations, net of tax	$(133)	$(561)	$(421)	$(1,226)

Gains from the sale of discontinued operations are recorded as “Gain on disposal of discontinued operations, net of tax,” in the accompanying Consolidated Statements of Comprehensive Income. In addition, proceeds that are contingent upon a divested operation’s actual future performance are recorded as “Gain on disposal of discontinued operations, net of tax” in the period they are earned.

During the three and nine months ended September 30, 2016, CBIZ did not dispose of any discontinued operations.  During the three and nine months ended September 30, 2015, CBIZ sold two small businesses within the Financial Services segment that were discontinued in December 2014.

For the three and nine months ended September 30, 2016 and 2015, gain of the disposal of discontinued operations was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Gain on disposal of discontinued operations, before income tax	$—	$1,381	$—	$1,510
Income tax expense	—	209	—	48
Gain on disposal of discontinued operations, net of tax	$—	$1,172	$—	$1,462

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

14.	Segment Disclosures

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

Segment information for the three months ended September 30, 2016 and 2015 was as follows (in thousands):

	Three Months Ended September 30, 2016
	Financial Services	Employee Services	National Practices	Corporate and Other	Total
Revenue	$123,049	$68,979	$7,766	$—	$199,794
Operating expenses	105,615	57,627	6,895	3,932	174,069
Gross margin	17,434	11,352	871	(3,932)	25,725
Corporate general & admin	—	—	—	8,679	8,679
Operating income (loss)	17,434	11,352	871	(12,611)	17,046
Other income (expense):
Interest expense	—	(12)	—	(1,748)	(1,760)
Gain on sale of operations, net	—	—	—	329	329
Other income, net	10	62	1	2,559	2,632
Total other income	10	50	1	1,140	1,201
Income (loss) from continuing operations before income tax expense	$17,444	$11,402	$872	$(11,471)	$18,247

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Three Months Ended September 30, 2015
	Financial Services	Employee Services	National Practices	Corporate and Other	Total
Revenue	$118,354	$61,293	$7,455	$—	$187,102
Operating expenses	101,597	50,754	6,644	(499)	158,496
Gross margin	16,757	10,539	811	499	28,606
Corporate general & admin	—	—	—	8,028	8,028
Operating income (loss)	16,757	10,539	811	(7,529)	20,578
Other income (expense):
Interest expense	—	(9)	—	(1,831)	(1,840)
Gain on sale of operations, net	—	—	—	5	5
Other income (expense), net	93	173	2	(2,635)	(2,367)
Total other income (expense)	93	164	2	(4,461)	(4,202)
Income (loss) from continuing operations before income tax expense	$16,850	$10,703	$813	$(11,990)	$16,376

Segment information for the nine months ended September 30, 2016 and 2015 was as follows (in thousands):

	Nine Months Ended September 30, 2016
	Financial Services	Employee Services	National Practices	Corporate and Other	Total
Revenue	$398,112	$199,790	$23,145	$—	$621,047
Operating expenses	326,099	167,651	20,777	11,655	526,182
Gross margin	72,013	32,139	2,368	(11,655)	94,865
Corporate general & admin	—	—	—	27,270	27,270
Operating income (loss)	72,013	32,139	2,368	(38,925)	67,595
Other income (expense):
Interest expense	—	(32)	—	(4,987)	(5,019)
Gain on sale of operations, net	—	—	—	480	480
Other income, net	237	220	2	5,023	5,482
Total other income	237	188	2	516	943
Income (loss) from continuing operations before income tax expense	$72,250	$32,327	$2,370	$(38,409)	$68,538

	Nine Months Ended September 30, 2015
	Financial Services	Employee Services	National Practices	Corporate and Other	Total
Revenue	$378,857	$184,968	$22,185	$—	$586,010
Operating expenses	312,560	153,524	19,894	6,499	492,477
Gross margin	66,297	31,444	2,291	(6,499)	93,533
Corporate general & admin	—	—	—	24,508	24,508
Operating income (loss)	66,297	31,444	2,291	(31,007)	69,025
Other income (expense):
Interest expense	—	(28)	—	(7,637)	(7,665)
Gain on sale of operations, net	—	—	—	106	106
Other income (expense), net	193	371	3	(1,201)	(634)
Total other income (expense)	193	343	3	(8,732)	(8,193)
Income (loss) from continuing operations before income tax expense	$66,490	$31,787	$2,294	$(39,739)	$60,832

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

15.	New Accounting Pronouncements

Accounting Standards Adopted in 2016

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740) – Balance Sheet Reclassification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. Effective January 1, 2016, the Company early adopted ASU 2015-17 on a prospective basis. As such, prior periods were not retrospectively adjusted. If ASU 2015-17 were adopted retrospectively, $4.7 million would have been reclassified from “Deferred income taxes – current, net” (current asset) to “Deferred income taxes – non-current” (non-current liability) resulting in a net non-current deferred income tax liability of $0.1 million in the accompanying Consolidated Balance Sheet at December 31, 2015.

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

Accounting Standards Not Yet Adopted

In March 2016, FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”).  The objective of this amendment applies to several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The effective date of the amendment is for fiscal years beginning after December 31, 2016 and interim periods within that reporting period. We expect to adopt ASU 2016-09 in the fourth quarter of 2016. We expect the adoption of ASU 2016-09 to have an immaterial impact on our number of diluted shares, to decrease our provision for income taxes, and to eliminate the presentation of excess tax benefits as a financing inflow on our Consolidated Statements of Cash Flows. Further, we expect to make an accounting policy election to account for forfeitures of share-based compensation awards as they occur. We do not expect the adoption of ASU 2016-09 to have any other material impacts on the Company’s consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, “Leases (Topic 842) – Amendments to the Financial Accounting Standards Board Accounting Standards Codification” (“ASU 2016-02”). Under ASU 2016-02, lessees will need to recognize a right-to-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). For income statements purposes, a dual model was retained, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements, which we expect will be material to the Consolidated Balance Sheets.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

In August 2015, FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date” (“ASU 2015-14”). ASU 2015-14 defers the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” which was issued in May 2014 and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, by one year for all entities. It will be effective for annual periods beginning after December 15, 2017 for public companies. Early adoption is permitted but not before annual periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2015-14. In March, April and May 2016, the FASB issued additional ASUs clarifying certain aspects of ASU 2014-09. The core principle of ASU 2014-09 was not changed by the additional guidance. Although we expect to adopt ASU 2015-14 in fiscal year 2018, we continue to evaluate the impact that adoption of this ASU will have on the Company’s consolidated financial statements and disclosures.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 provides guidance for eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective retrospectively for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.

16.	Subsequent Events

Subsequent to September 30, 2016 up to the date of this filing, CBIZ repurchased approximately 50 thousand shares in the open market at a total cost of approximately $0.5 million under the Company’s current Rule 10b5-1 trading plan, which allows CBIZ to repurchase shares below a predetermined price per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to "CBIZ" or the "Company" shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.

The following discussion is intended to assist in the understanding of CBIZ's financial position at September 30, 2016 and December 31, 2015, results of operations for the three and nine months ended September 30, 2016 and 2015, and cash flows for the nine months ended September 30, 2016 and 2015, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2015.

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

Executive Summary

Revenue

Revenue for the three months ended September 30, 2016 increased $12.7 million, or 6.8%, to $199.8 million from $187.1 million for the same period in 2015. The increase in revenue was attributable to newly acquired operations, net of divestitures, of $10.9 million, or 5.8%. Same-unit revenue contributed $1.8 million, or 1.0%.

Revenue for the nine months ended September 30, 2016 increased $35.0 million, or 6.0%, to $621.0 million from $586.0 million for the same period in 2015. Revenue from newly acquired operations, net of divestitures, contributed $20.3 million, or 3.5%. Same-unit revenue contributed $14.7 million, or 2.5%.

Income from Continuing Operations

Income from continuing operations increased $1.4 million, or 14.6%, to $11.0 million during the three months ended September 30, 2016 compared to $9.6 million during the same period in 2015.

Income from continuing operations increased $5.4 million, or 15.1%, to $41.2 million during the nine months ended September 30, 2016 compared to $35.8 million during the same period in 2015.

Earnings Per Diluted Share from Continuing Operations

Earnings per diluted share from continuing operations were $0.20 and $0.18 for the three months ended September 30, 2016 and 2015, respectively. The fully diluted weighted average share count decreased by approximately 0.6 million shares to 53.8 million shares for the three months ended September 30, 2016 from 54.4 million shares during the same period in 2015.

Earnings per diluted share from continuing operations were $0.77 and $0.68 for the nine months ended September 30, 2016 and 2015, respectively. The fully diluted weighted average share count increased by approximately 1.0 million shares to 53.3 million shares for the nine months ended September 30, 2016 from 52.3 million shares for the same period in 2015.

Recent Accomplishments and Other Events

CBIZ 20th Anniversary

On September 13, 2016, the CBIZ management team rang the New York Stock Exchange (“NYSE”) opening bell to commemorate the Company’s 20th anniversary. Afterwards, an Analyst and Investor Day was hosted at the NYSE to introduce the CBIZ management team and present the Company’s growth strategy and industry trends.

Steven L. Gerard - National Association of Corporate Directors Board Leadership Fellow

On August 15, 2016, the National Association of Corporate Directors (“NACD”) recognized Steven L. Gerard, non-executive Chairman of the Board of CBIZ, as an NACD Board Leadership Fellow. The NACD Fellow is the highest level of credentialing for corporate directors and corporate governance professionals.

Acquisitions

During the third quarter of 2016, CBIZ completed one acquisition. As of the date of the filing of this Quarterly Report on Form 10-Q, CBIZ has completed four acquisitions and purchased six client lists during 2016.

•

Effective July 1, 2016, CBIZ acquired employee benefits consulting firm Ed Jacobs & Associates (“EJ&A”). EJ&A, located in Cleveland, Tennessee has more than 150 clients. Annualized revenue is estimated to be approximately $2.1 million and will be recorded in the Employee Services practice group. The acquisition of EJ&A is a continuation of CBIZ’s commitment to build its Employee Benefits practice, which now represents over $100.0 million in annual revenue for the Company.

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

•

During the nine months ended September 30, 2016, CBIZ repurchased approximately 0.7 million shares of its common stock at a total cost of approximately $6.6 million under a Rule 10b5-1 trading plan, which allows the company to repurchase shares below a predetermined price per share.

Results of Operations – Continuing Operations

Revenue

The following tables summarize total revenue for the three and nine months ended September 30, 2016 and 2015 (in thousands except percentages).

	Three Months Ended September 30,
	2016	% of Total	2015	% of Total	$ Change	% Change
Same-unit revenue
Financial Services	$122,465	61.3%	$117,962	63.0%	$4,503	3.8%
Employee Services	58,305	29.2%	61,293	32.8%	(2,988)	(4.9)%
National Practices	7,766	3.9%	7,455	3.9%	311	4.2%
Total same-unit revenue	188,536	94.4%	186,710	99.8%	1,826	1.0%
Acquired businesses	11,258	5.6%	—	0.0%	11,258
Divested operations	—	—	392	—	(392)
Total revenue	$199,794	100.0%	$187,102	100.0%	$12,692	6.8%

	Nine Months Ended September 30,
	2016	% of Total	2015	% of Total	$ Change	% Change
Same-unit revenue
Financial Services	$395,978	63.8%	$377,007	64.3%	$18,971	5.0%
Employee Services	179,739	28.9%	184,968	31.6%	(5,229)	(2.8)%
National Practices	23,145	3.7%	22,185	3.8%	960	4.3%
Total same-unit revenue	598,862	96.4%	584,160	99.7%	14,702	2.5%
Acquired businesses	22,188	3.6%	—	0.0%	22,188
Divested operations	(3)	—	1,850	0.3%	(1,853)
Total revenue	$621,047	100.0%	$586,010	100.0%	$35,037	6.0%

Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on September 1, 2015, revenue for the month of September would be included in same-unit revenue for both years; revenue for the period January 1, 2016 through August 31, 2016 would be reported as revenue from acquired businesses. A detailed discussion of revenue by practice group is included under “Operating Practice Groups.”

Deferred Compensation Plan

CBIZ sponsors a deferred compensation plan, under which a CBIZ employee’s compensation deferral is held in a rabbi trust and invested accordingly as directed by the employee. Income and expenses related to the deferred compensation plan are included in “Operating expenses”, “Gross margin” and “Corporate general and administrative (“G&A”) expenses” and are directly offset by deferred compensation gains or losses in “Other income (expense), net” in the accompanying Consolidated Statements of Comprehensive Income. The deferred compensation plan has no impact on “Income from continuing operations before income tax expense.”

Operating Expenses

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
	(In thousands, except percentages)
Operating expenses	$174,069	$158,496	$15,573	9.8%
Operating expenses % of revenue	87.1%	84.7%		240 bps

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
	(In thousands, except percentages)
Operating expenses	$526,182	$492,477	$33,705	6.8%
Operating expenses % of revenue	84.7%	84.0%		70 bps

Three months ended September 30, 2016 compared to September 30, 2015. Operating expenses increased $15.6 million, or 9.8%, in the third quarter of 2016 compared to the third quarter of 2015 primarily due to:

•

Personnel costs increased $8.4 million, or 6.7%, due to an increase in headcount including acquisitions and incentive-based compensation and merit increases. Acquisitions contributed approximately $6.5 million to personnel costs. The increase in personnel costs is discussed in further detail under “Operating Practice Groups.”

•

The deferred compensation plan contributed expense of $2.1 million in the third quarter of 2016 compared to income of $3.5 million during the same period in 2015 while occupancy costs contributed an increase of approximately $1.0 million, or 10.5%, due to acquisitions.

•

Operating expenses in the third quarter of 2016 include a reduction of $0.8 million related to a state payroll tax incentive associated with an office relocation compared to a reduction of $0.7 million for the same period in 2015. The $0.7 million reduction was recorded in “Other income, net” during the third quarter of 2015, but was reclassified to “Operating expenses” to align the incentives with the expenses associated with the office relocation. The office relocation occurred in the third quarter of 2015.

•	The remaining fluctuation consists of other operating expenses of which none are individually significant.

Operating expenses, excluding the impact of the deferred compensation plan, would have been $171.9 million and $162.0 million, or 86.1% and 86.6% of revenue, for the third quarter of 2016 and 2015, respectively.

Nine months ended September 30, 2016 compared to September 30, 2015. Operating expenses increased $33.7 million, or 6.8%, in the first nine months of 2016 compared to the same period in 2015 primarily due to:

•

Personnel costs increased $26.2 million, or 6.9%, and are attributable to the same factors as discussed above in the three month period. Acquisitions contributed approximately $13.8 million to personnel costs.

•

The deferred compensation plan contributed expense of $3.7 million in the first nine months of 2016 compared to income of $2.6 million while occupancy costs contributed an increase of approximately $1.4 million, or 4.5%, due to acquisitions.

•	Professional fees increased $0.4 million, or 8.5%, due to legal fees incurred.
•

Operating expenses include a reduction of $2.4 million related to a state payroll tax incentive associated with an office relocation compared to a reduction of $0.7 million for the same period in 2015, as discussed above in the three month period.

•	The remaining fluctuation consists of other operating expenses of which none are individually significant.

Operating expenses, excluding the impact of the deferred compensation plan, would have been $522.5 million and $495.1 million, or 84.1% and 84.5% of revenue, for the first nine months of 2016 and 2015, respectively.

Gross Margin

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
	(In thousands, except percentages)
Gross margin	$25,725	$28,606	$(2,881)	(10.1)%
Gross margin % of revenue	12.9%	15.3%		(240) bps

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
	(In thousands, except percentages)
Gross margin	$94,865	$93,533	$1,332	1.4%
Gross margin % of revenue	15.3%	16.0%		100 bps

Three months ended September 30, 2016 compared to September 30, 2015. Gross margin decreased $2.9 million, or 10.1%, in the third quarter of 2016 compared to the third quarter of 2015, but decreased as a percentage of revenue to 12.9% for the third quarter of 2016 compared to 15.3% for the same period in 2015. Gross margin in the third quarter of 2016 and 2015 includes income of $0.8 million and $0.7 million, respectively, related to a state payroll tax incentive associated with an office relocation as discussed above in “Operating expenses.” The impact on gross margin by the individual practice groups is discussed in further detail under “Operating Practice Groups.”

Gross margin, excluding the impact of the deferred compensation plan, would have been $27.9 million and $25.1 million, or 13.9% and 13.4% of revenue, for the third quarter of 2016 and 2015, respectively.

Nine months ended September 30, 2016 compared to September 30, 2015. Gross margin increased $1.3 million, or 1.4%, in the first nine months of 2016 compared to the same period in 2015. Gross margin in the first nine months of 2016 and 2015 includes income of $2.4 million and $0.7 million, respectively, related to a state payroll tax incentive associated with an office relocation as discussed above in “Operating expenses.” The impact on gross margin by the individual practice groups is discussed in further detail under “Operating Practice Groups.”

Gross margin, excluding the impact of the deferred compensation plan, would have been $98.5 million and $90.9 million, or 15.9% and 15.5% of revenue, for the first nine months of 2016 and 2015, respectively.

Corporate G&A Expenses

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
	(In thousands, except percentages)
G&A expenses	$8,679	$8,028	$651	8.1%
G&A expenses % of revenue	4.4%	4.3%		10 bps

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
	(In thousands, except percentages)
G&A expenses	$27,270	$24,508	$2,762	11.3%
G&A expenses % of revenue	4.4%	4.2%	—	30 bps

Three months ended September 30, 2016 compared to September 30, 2015. G&A expenses increased $0.7 million, or 8.1%, in the third quarter of 2016 compared to the third quarter of 2015 primarily due to:

•

The deferred compensation plan contributed expense of $0.3 million in the third quarter compared to income of $0.4 million during the same period in 2015. Personnel costs remained flat at $4.8 million in the third quarter of 2016 and 2015. The remaining fluctuation consists of other G&A expenses of which none are individually significant.

G&A expenses, excluding the impact of the deferred compensation plan, would have been $8.4 million and $8.4 million, or 4.2% and 4.5% of revenue, for the third quarter of 2016 and 2015, respectively.

Nine months ended September 30, 2016 compared to September 30, 2015. G&A expenses increased $2.8 million, or 11.3%, in the first nine months of 2016 compared to the same period in 2015 primarily due to:

•	Personnel costs increased $1.2 million, or 8.0%, due to incentive compensation and merit increases.
•	The deferred compensation plan contributed expense of $0.6 million in the first nine months of 2016 compared to income of $0.4 million during the same period in 2015.
•	Also contributing to the increase in G&A expense was an increase in professional fees of $0.2 million, or 5.4%, primarily due to an increase in legal fees incurred.
•	The remaining fluctuation consists of other G&A expenses of which none are individually significant.

G&A expenses, excluding the impact of the deferred compensation plan, would have been $26.7 million and $24.9 million, or 4.3% and 4.2% of revenue, for the first nine months of 2016 and 2015, respectively.

Other Income (Expense), Net

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
	(In thousands, except percentages)
Interest expense	$(1,760)	$(1,840)	$80	(4.3)%
Gain on sale of operations, net	329	5	324	NM
Other income (expense), net	2,632	(2,367)	4,999	(211.2)%
Total other expense, net	$1,201	$(4,202)	$5,403	NM

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
	(In thousands, except percentages)
Interest expense	$(5,019)	$(7,665)	$2,646	(34.5)%
Gain on sale of operations, net	480	106	374	NM
Other income, net	5,482	(634)	6,116	(964.7)%
Total other expense, net	$943	$(8,193)	$9,136	NM

Three months ended September 30, 2016 compared to September 30, 2015

Interest Expense

Interest expense for the third quarter of 2016 and 2015 remained flat at $1.8 million. The average debt balance increased quarter-over-quarter at $231.8 million and $204.7 million, respectively. The weighted average interest rate related to the credit facility was 2.53% for the third quarter of 2016. During the same period in 2015, the combined weighted average interest rate for the credit facility and 2010 Notes was 3.19%. The 4.875% Convertible Senior Subordinated Notes (the “2010 Notes”) which matured during the fourth quarter of 2015 had an interest rate of 7.50% and were settled with funds available under the credit facility.

Gain on Sale of Operations, Net

The $0.3 million year-over-year increase in gain on sale of operations, net was attributable to a client list sale during the third quarter of 2016 under the Employee Services practice group.

Other Income (Expense), Net

Other income (expense), net was income of $2.6 million during the third quarter of 2016 compared to expense of $2.4 million during the same period in 2015. This $5.0 million increase was primarily attributable to:

•	The deferred compensation plan contributed income of $2.4 million during the third quarter of 2016 compared to expense of $3.9 million for the same period in 2015.
•

Adjustments to the fair value of the Company’s contingent purchase price liability related to prior acquisitions contributed income of $0.2 million during the third quarter of 2016 compared to income of $1.6 million for the same period in 2015.

Nine months ended September 30, 2016 compared to September 30, 2015

Interest Expense

Interest expense for the nine months ended September 30, 2016 was $5.0 million compared to $7.7 million for the same period in 2015. The average debt balance increased year-over-year at $234.6 million and $220.4 million, respectively. The weighted average interest rate related to the credit facility was 2.43% for the nine months ended September 30, 2016. During the same period in 2015, the combined weighted average interest rate for the credit facility and 2010 Notes was 3.95%. The 2010 Notes matured during the fourth quarter of 2015 as discussed above in the three month period.

Gain on Sale of Operations, Net

The $0.4 million year-over-year increase in gain on sale of operations, net was attributable to the same factors as discussed above in the three month period.

Other Income, Net

Other income, net was income of $5.5 million during the nine months ended September 30, 2016 compared to expense of $0.6 million during the same period in 2015. This $6.1 million increase was primarily attributable to:

•	The deferred compensation plan contributed income of $4.3 million during the first nine months of 2016 compared to expense of $3.0 million for the same period in 2015.
•

Adjustments to the fair value of the Company’s contingent purchase price liability related to prior acquisitions contributed income of $0.9 million during the first nine months of 2016 compared to income of $3.1 million for the same period in 2015.

•	The Company incurred a non-operating charge of $0.8 million from the early retirement of the 2010 Notes during the nine months ended September 30, 2015.

Income Tax Expense

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
	(In thousands, except percentages)
Income tax expense	$7,260	$6,787	$473	7.0%
Effective tax rate	39.8%	41.4%		(160) bps

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
	(In thousands, except percentages)
Income tax expense	$27,366	$25,055	$2,311	9.2%
Effective tax rate	39.9%	41.2%		(130) bps

Three months ended September 30, 2016 compared to September 30, 2015. Income tax expense from continuing operations for the three months ended September 30, 2016 increased to $7.3 million from $6.8 million for the third quarter of 2015. The effective tax rate for the third quarter of 2016 was 39.8%, compared to an effective tax rate of 41.4% for the comparable period in 2015. The decrease in the effective tax rate primarily relates to a lower effective state tax rate compared to the same period in 2015 and the settlement of certain state tax audits during the quarter.

Nine months ended September 30, 2016 compared to September 30, 2015. Income tax expense from continuing operations for the nine months ended September 30, 2015 increased to $27.4 million from $25.1 million for the nine months ended September 30, 2015. The effective tax rate for the nine months ended September 30, 2016 was 39.9%, compared to an effective tax rate of 41.2% for the same period in 2015. The decrease in the effective tax rate primarily relates to a lower effective state tax rate compared to the same period in 2015 and the settlement of certain tax audits during the nine months ended September 30, 2016.

Operating Practice Groups

CBIZ delivers its integrated services through three practice groups: Financial Services, Employee Services and National Practices. A description of these groups' operating results and factors affecting their businesses is provided below.

Financial Services

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
	(In thousands, except per share data)
Revenue
Same-unit	$122,465	$117,962	$4,503	3.8%
Acquired businesses	584	—	584
Divested businesses	—	392	(392)
Total revenue	$123,049	$118,354	$4,695	4.0%
Operating expenses	105,615	101,597	4,018	4.0%
Gross margin	$17,434	$16,757	$677	4.0%
Gross margin percent	14.2%	14.2%

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$395,978	$377,007	$18,971	5.0%
Acquired businesses	2,137	—	2,137
Divested businesses	(3)	1,850	(1,853)
Total revenue	$398,112	$378,857	$19,255	5.1%
Operating expenses	326,099	312,560	13,539	4.3%
Gross margin	$72,013	$66,297	$5,716	8.6%
Gross margin percent	18.1%	17.5%

Three months ended September 30, 2016 compared to September 30, 2015

Revenue

The increase in same-unit revenue was primarily the result of an increase from those units that provide national services, which increased 7.7%, as well as those units that provide traditional accounting and tax related services, which increased 1.7%, respectively.

The increase in same-unit revenue from those units that provide national services was primarily attributable to:

•	Project work and growth in the governmental health care compliance business,
•	Commissions received from the real estate advisory business,
•	Growth in the services provided by the risk and advisory practice.

The increase in same-unit revenue from those units that provide traditional accounting and tax related services was primarily a result of moderate price increases.

The growth in revenue from acquisitions was provided by Millimaki located in San Diego, California, which was acquired effective January 1, 2016. The revenue from divestitures was from a unit located in Wichita, Kansas that offered accounting and tax services.

CBIZ provides a range of services to affiliated CPA firms under joint referral and administrative service agreements (“ASAs”). Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying Consolidated Statements of Comprehensive Income and were approximately $33.2 million and $32.3 million for the three months ended September 30, 2016 and 2015, respectively.

Operating Expenses

The largest components of operating expenses for the Financial Services practice group are personnel costs, occupancy costs, and travel and related costs, which represent 90.6% and 89.0% of total operating expenses and 77.8% and 76.4% of total revenue for the third quarter of 2016 and 2015, respectively.

•

Personnel costs were $84.7 million and $80.5 million, or 68.9% and 68.0% of revenue, for the third quarter of 2016 and 2015, respectively. The $4.2 million increase is a result of a 4.1% increase in headcount, along with increases in incentive compensation and merit increases.

o	The acquisition of Millimaki contributed approximately $0.4 million to the increase in personnel costs.
•

Occupancy costs were $7.1 million and $6.7 million, or 5.8% and 5.6% of revenue, for the third quarter of 2016 and 2015, respectively, while travel and related costs were $3.9 million and $3.3 million, or 3.1% and 2.8% of revenue, for the third quarter of 2016 and 2015, respectively.

Nine months ended September 30, 2016 compared to September 30, 2015

Revenue

The revenue from units that provide national services increased 8.8% due to the same factors as discussed above in the three month period. The revenue from units that provide traditional accounting and tax related services increased 3.4% due to an increase in billable hours of 1.7% and moderate price increases on services performed for the nine months ended September 30, 2016. The growth in revenue from acquisitions and the revenue from divestitures was attributable to the same factors as discussed above in the three month period.

Fees earned by CBIZ under the ASAs are recorded as revenue in the accompanying Consolidated Statements of Comprehensive Income and were approximately $117.4 million and $109.9 million for the nine months ended September 30, 2016 and 2015, respectively.

Operating Expenses

Personnel costs, occupancy costs, and travel and related costs represent 90.6% and 89.5% of total operating expenses and 74.2% and 73.8% of total revenue for the nine months ended September 30, 2016 and 2015, respectively.

•

Personnel costs were $263.2 million and $248.7 million, or 66.1% and 65.6% of revenue, for the nine months ended September 30, 2016 and 2015, respectively. The $14.6 million increase was attributable to the same factors as discussed above in the three month period. Headcount increased 4.4% year-over-year.

o	The acquisition of Millimaki contributed approximately $1.3 million to the increase in personnel costs.
•

Occupancy costs were $20.4 million and $20.2 million, or 5.1% and 5.3% of revenue, for the nine months ended September 30, 2016 and 2015, respectively, while travel and related costs were $11.6 million and $10.7 million, or 2.9% and 2.8% of revenue, for the nine months ended September 30, 2016 and 2015, respectively.

Employee Services

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$58,305	$61,293	$(2,988)	(4.9)%
Acquired businesses	10,674	—	10,674
Total revenue	$68,979	$61,293	$7,686	12.5%
Operating expenses	57,627	50,754	6,873	13.5%
Gross margin	$11,352	$10,539	$813	7.7%
Gross margin percent	16.5%	17.2%

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$179,739	$184,968	$(5,229)	(2.8)%
Acquired businesses	20,051	—	20,051
Total revenue	$199,790	$184,968	$14,822	8.0%
Operating expenses	167,651	153,524	14,127	9.2%
Gross margin	$32,139	$31,444	$695	2.2%
Gross margin percent	16.1%	17.0%

Three months ended September 30, 2016 compared to September 30, 2015

Revenue

The decrease in same-unit revenue was primarily the result of decreases in the Company’s employee benefit group, retirement plan services and human capital services.

•	Employee benefits revenue decreased $1.1 million, or 4.3%, primarily due to lower carrier bonuses and retention rates in the third quarter of 2016 compared to the third quarter of 2015.
•

Retirement plan services revenue decreased $0.9 million, or 8.4%, primarily due to large actuarial projects in 2015 that did not recur in 2016, while human capital services revenue decreased $0.8 million, or 28.8%, due to fewer recruiting projects in the third quarter of 2016 compared to the same period in 2015.

The growth in revenue from acquisitions was provided by:

•	Pension Resource Group, Inc., a niche pension administration firm in Woodstock, Georgia, that was acquired effective October 1, 2015;
•	The Cottonwood Group, an actuarial and advisory firm in Overland Park, Kansas, that was acquired effective December 1, 2015;
•	The Savitz Organization, an actuarial and advisory firm in Philadelphia, Pennsylvania, that was acquired effective April 1, 2016;
•	Flex-Pay Business Services, Inc.; a payroll company in Winston-Salem, North Carolina, that was acquired effective June 1, 2016 and
•	Ed Jacobs & Associates; an employee benefit group in Cleveland, TN, that was acquired effective July 1, 2016.

Operating Expenses

The largest components of operating expenses for the Employee Services practice group are personnel costs, including commissions paid to third party brokers, and occupancy costs, which represent 81.4% and 81.7% of total operating expenses and 68.0% and 67.7% of total revenue for the third quarter of 2016 and 2015, respectively.

•

Excluding $6.1 million in costs related to acquisitions, personnel costs decreased approximately $1.3 million, primarily due to decreased commissions paid to producers relating to the decreased revenue in the employee benefit groups, retirement plan services and human capital services.

•

Occupancy costs were $3.9 million and $3.3 million, or 5.7% and 5.3% of revenue, for the third quarter of 2016 and 2015, respectively. The increase in occupancy costs was primarily due to business acquisitions.

Nine months ended September 30, 2016 compared to September 30, 2015

Revenue

The same-unit revenue decrease associated with the Company’s retirement plan services revenue of $2.6 million, or 8.5%, the Company’s human capital services revenue of $2.1 million, or 28.6%, and the Company’s employee benefit group of $0.5 million, or 0.7% are all attributable to the same factors as discussed above in the three month period.

The growth in revenue from acquisitions was attributable to the same acquisitions discussed above in the three month period, as well as Model Consulting, Inc., an employee benefits broker located in Philadelphia, Pennsylvania, that was acquired effective March 1, 2015.

Operating Expenses

Personnel costs, including commissions paid to third party brokers, and occupancy costs, represent 82.0% and 81.5% of total operating expenses and 68.8% and 67.7% of total revenue for the nine months ended September 30, 2016 and 2015, respectively.

•	Excluding $12.5 million in costs related to acquisitions, personnel costs decreased approximately $1.5 million, primarily due to the same factors as discussed above in the three month period.
•

Occupancy costs were $11.1 million and $9.9 million, or 5.6% and 5.3% of revenue, for the nine months ended September 30, 2016 and 2015, respectively due to the same factors as discussed above in the three month period.

National Practices

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$7,766	$7,455	$311	4.2%
Operating expenses	6,895	6,644	251	3.8%
Gross margin	$871	$811	$60	7.4%
Gross margin percent	11.2%	10.9%

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$23,145	$22,185	$960	4.3%
Operating expenses	20,777	19,894	883	4.4%
Gross margin	$2,368	$2,291	$77	3.4%
Gross margin percent	10.2%	10.3%

Three and nine months ended September 30, 2016 compared to September 30, 2015

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

Financial Condition

Total assets were $1.1 billion at September 30, 2016, an increase of $0.1 million versus December 31, 2015. Current assets of $383.3 million exceeded current liabilities of $248.8 million by $134.5 million at September 30, 2016.

Accounts receivable, net, were $194.4 million at September 30, 2016, an increase of $40.8 million from December 31, 2015, and days sales outstanding (“DSO”) from continuing operations was 86 days, 72 days and 85 days at September 30, 2016, December 31, 2015 and September 30, 2015, respectively. DSO represents accounts receivable, net and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve month daily revenue. CBIZ provides DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of the Company's ability to collect on receivables in a timely manner.

Funds held for clients of $133.7 million and $171.5 million at September 30, 2016 and December 31, 2015, respectively, primarily relate to CBIZ’s payroll services business. The balances in these accounts fluctuate with the timing of cash receipts and the related cash payments. Client fund obligations can differ from funds held for clients due to changes in the market values of the underlying investments. The nature of these accounts is further described in Note 1 to the consolidated financial statements included in CBIZ’s Annual Report on Form 10-K for the year ended December 31, 2015.

Goodwill and other intangible assets, net, increased by $40.2 million at September 30, 2016 from December 31, 2015. This increase is comprised of net additions to goodwill of $30.9 million and additions to intangible assets of $21.6 million resulting from acquisitions, offset by $12.3 million of amortization.

Assets of the deferred compensation plan represent participant deferral accounts and are directly offset by deferred compensation plan obligations. Assets of the deferred compensation plan were $70.8 million and $64.2 million at September 30, 2016 and December 31, 2015, respectively. The increase in assets of the deferred compensation plan of $6.6 million consisted of net participant contributions of $2.3 million and an increase in the fair value of the investments of $4.3 million for the nine months ended September 30, 2016. The plan is described in further detail in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2015.

Contingent purchase price liabilities (current and non-current) are comprised of purchase price liabilities that arise from business acquisitions. The net increase of $9.1 million in the contingent liabilities during 2016 (current and non-current) was due to:

•	$17.8 million in contingent liabilities from current year business acquisitions and $1.2 million in stock price adjustments related to prior acquisitions.
•	These increases were offset by decreases of $5.7 million in cash payments, $2.2 million in stock payments and $2.0 million in subsequent measurement adjustments.

Bank debt amounts due on CBIZ’s credit facility increased $13.8 million to $219.6 million at September 30, 2016 from $205.8 million at December 31, 2015. This increase was primarily attributable to additional borrowings for use in acquisitions.

Stockholders’ equity increased by $46.8 million to $474.7 million at September 30, 2016 from $427.9 million at December 31, 2015. The increase was primarily attributable to:

•	Net income of $40.8 million,
•	CBIZ stock award programs which contributed $10.2 million,
•	Issuance of $3.8 million in CBIZ common stock related to business acquisitions and contingent payments related to prior acquisitions,
•	These increases were partially offset by $8.0 million related to the repurchase of 0.8 million shares of CBIZ common stock.

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

The following table summarizes CBIZ’s cash flows from operating, investing and financing activities for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities - continuing operations	$34,390	$26,193
Net cash provided by (used in) operating activities - discontinued operations	507	(417)
Net cash provided by operating activities	34,897	25,776
Net cash provided by investing activities - continuing operations	35,164	57,527
Net cash provided by investing activities - discontinued operations	—	2,694
Net cash provided by investing activities	35,164	60,221
Net cash used in financing activities	(70,397)	(85,136)
Net (decrease) increase in cash and cash equivalents	$(336)	$861

Cash and cash equivalents decreased by $0.4 million from $0.9 million at December 31, 2015, to $0.5 million at September 30, 2016.

Operating Activities

Cash flows from operating activities represent net income adjusted for certain non-cash items and changes in assets and liabilities.

•

Net cash provided by operating activities was $34.9 million and $25.8 million, respectively, for the nine months ended September 30, 2016 and 2015. This $9.1 million net increase in cash provided by operating activities was primarily attributable to:

o	$4.7 million increase in net income,
o

$2.5 million net increase in non-cash adjustments to net income compared to the same period in 2015, primarily consisting of deferred income taxes, adjustments to the contingent earnout liability, amortization on the discount of convertible notes and deferred financing fees and bad debt expense, net of recoveries.

Investing Activities

CBIZ’s investing activities generally consist of payments for business acquisitions and client lists, purchases of capital equipment and net activity related to funds held for clients. Capital expenditures consisted of investments in technology, leasehold improvements and purchases of furniture and equipment.

•

Net cash provided by investing activities was $35.2 million and $60.2 million for the nine months ended September 30, 2016 and 2015, respectively. This $25.0 million net decrease in cash provided by investing activities was attributable to:

o

$28.7 million net increase in cash used for business acquisitions mainly attributable to Savitz and Flex-Pay, partially offset by a $3.3 million net decrease in capital expenditures compared to the same period in 2015.

Financing Activities

CBIZ’s financing cash flows typically consist of net borrowing and payment activity related to the credit facility, the issuance and repayment of debt instruments, repurchases of CBIZ common stock, payments of contingent consideration on business acquisitions, net change in client fund obligations, and proceeds from the exercise of stock options.

•

Net cash used in financing activities was $70.4 million and $85.1 million for the nine months ended September 30, 2016 and 2015, respectively. This $14.7 million net decrease in cash used in financing activities was primarily due to the:

o

Repurchase of shares of CBIZ common stock at a cost of approximately $6.7 million and the purchase of shares withheld for tax purposes of approximately $1.3 million for the nine months ended September 30, 2016. For the same period in 2015, CBIZ repurchased its common stock at a cost of approximately $35.2 million and purchased shares withheld for tax purposes at a cost of approximately $1.3 million.

o	$16.4 million net decrease related to the early extinguishment of the 2010 Notes during the nine months ended September 30, 2015.
o	Partially offset by $29.8 million in net payments under the credit facility.

Capital Resources

Credit Facility

At September 30, 2016, CBIZ had $219.6 million outstanding under the credit facility as well as letters of credit and performance guarantees totaling $2.3 million. Available funds under the credit facility, based on the terms of the commitment, were approximately $99.0 million at September 30, 2016.

The credit facility provided flexibility to refinance the Company’s 2010 Notes which matured on October 1, 2015, enabled the Company to lower its borrowing costs and allows for the allocation of funds for future strategic initiatives, including acquisitions and the repurchase of CBIZ common stock.

For further discussion regarding debt and financing arrangements, see Note 5 to the accompanying consolidated financial statements.

Debt Covenant Compliance

Under the credit facility, CBIZ is required to meet certain financial covenants with respect to (i) total leverage ratio and (ii) a minimum fixed charge coverage ratio. CBIZ is in compliance with its covenants as of September 30, 2016. CBIZ’s ability to service its debt and to fund future strategic initiatives will depend upon its ability to generate cash in the future.

Interest Expense

Interest expense related to the credit facility was $1.8 million and $1.0 million during the third quarter of 2016 and 2015, respectively, and $5.0 million and $3.2 million for the nine months ended September 30, 2016 and 2015, respectively. Interest expense related to the 2010 Notes was $1.0 million during the third quarter of 2015 and $4.6 million during the nine months ended September 30, 2015. The 2010 Notes matured during the fourth quarter of 2015.

Acquisitions

CBIZ acquired four businesses and six client lists during the nine months ended September 30, 2016. For further details on acquisitions, see Note 12 to the accompanying consolidated financial statements.

Share Repurchases

CBIZ believes that repurchasing shares of its common stock under the Share Repurchase Program (the “Share Repurchase Plan”) is a prudent use of the Company’s financial resources, and that investing in its shares is an attractive use of capital and an efficient means to provide value to CBIZ shareholders.

•

During the nine months ended September 30, 2016, CBIZ repurchased approximately 0.7 million shares of its common stock at a total cost of approximately $6.7 million under a Rule 10b5-1 trading plan, which allows the company to repurchase shares below a predetermined price per share.

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

CBIZ provides guarantees of performance obligations for a CPA firm with which CBIZ maintains an administrative service agreement. Potential obligations under the guarantees expired on June 30, 2016 and were $0.9 million at December 31, 2015. CBIZ recognized a liability for the fair value of the obligations undertaken in issuing these guarantees. The liability at December 31, 2015 is recorded as other current liabilities in the accompanying Consolidated Balance Sheets.

CBIZ provides letters of credit to landlords (lessors) of its leased premises in lieu of cash security deposits, which totaled $2.3 million at September 30, 2016 and December 31, 2015. In addition, CBIZ provides license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at September 30, 2016 and December 31, 2015 totaled $2.4 million and $2.3 million, respectively.

CBIZ has various agreements under which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by CBIZ under such indemnification clauses is generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by CBIZ and to dispute resolution procedures specified in the particular contract. Further, CBIZ’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, CBIZ may have recourse against third parties for certain payments made by CBIZ. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of CBIZ’s obligations and the unique facts of each particular agreement. Historically, CBIZ has not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2016, CBIZ was not aware of any material obligations arising under indemnification agreements that would require payment.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

CBIZ's floating rate debt under its credit facility exposes the Company to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which CBIZ could borrow funds under its credit facility. CBIZ’s balance outstanding under its credit facility at September 30, 2016 was $219.6 million, of which $60.0 million is subject to CBIZ’s interest rate swaps. $158.1 million is not subject to such interest rate swaps. If market rates were to increase or decrease 100 basis points from the levels at September 30, 2016, interest expense would increase or decrease approximately $1.6 million annually.

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

At September 30, 2016, CBIZ had four interest rate swaps with notional values of $10.0 million, $15.0 million, $25.0 million and $10.0 million, and maturity tenors of 2, 3 and 5 and 5 years, respectively. Management will continue to evaluate the potential use of interest rate swaps as it deems appropriate under certain operating and market conditions. CBIZ does not enter into derivative instruments for trading or speculative purposes.

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

(b) Internal Control over Financial Reporting

There was no change in the Company’s Internal Controls that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, CBIZ’s Internal Controls.

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

Shares repurchased during the three months ended September 30, 2016 (reported on a trade-date basis) are summarized in the table below (in thousands, except per share data).

	Issuer Purchases of Equity Securities
Third Quarter Purchases (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan (4)
July 1 – July 31, 2016	—	$—	—	4,834
August 1 – August 31, 2016	1	$11.61	1	4,833
September 1 – September 30, 2016	11	$11.07	11	4,822
Third quarter purchases	12	$11.10	12

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1

Employment Agreement by and between the Company and Jerome P. Grisko, Jr., dated September 1, 2016 (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated September 8, 2016, and incorporated herein by reference).

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

101 *

The following materials from CBIZ, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2016 and the year ended December 31, 2015; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (v) Notes to the Consolidated Financial Statements.

*	Indicates documents filed herewith.
**	Indicates document furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBIZ, Inc.
(Registrant)

Date:	November 1, 2016	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer