Form 10-Q
period 2017-03-31
CBIZ, Inc.
filed 2017-05-05
CIK 944148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at May 3, 2017
Common Stock, par value $0.01 per share	54,389,111

CBIZ, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$2,424	$3,494
Restricted cash	26,651	27,880
Accounts receivable, net	220,859	175,354
Other current assets	24,024	21,407
Current assets before funds held for clients	273,958	228,135
Funds held for clients	158,676	213,457
Total current assets	432,634	441,592
Non-current assets:
Property and equipment, net	19,945	19,450
Goodwill and other intangible assets, net	582,404	584,401
Assets of deferred compensation plan	72,890	69,912
Notes receivable	1,213	1,227
Other non-current assets	2,101	2,006
Total non-current assets	678,553	676,996
Total assets	$1,111,187	$1,118,588
LIABILITIES
Current liabilities:
Accounts payable	$47,057	$45,772
Income taxes payable	18,128	1,048
Accrued personnel costs	26,421	45,221
Notes payable	1,015	1,060
Contingent purchase price liability	14,382	16,322
Other current liabilities	11,713	16,169
Current liabilities before client fund obligations	118,716	125,592
Client fund obligations	159,053	213,855
Total current liabilities	277,769	339,447
Non-current liabilities:
Bank debt	212,700	191,400
Debt issuance costs	(1,221)	(1,351)
Total long-term debt	211,479	190,049
Notes payable	1,443	1,721
Income taxes payable	4,539	4,426
Deferred income taxes, net	2,864	3,545
Deferred compensation plan obligations	72,890	69,912
Contingent purchase price liability	18,040	17,387
Other non-current liabilities	14,898	12,080
Total non-current liabilities	326,153	299,120
Total liabilities	603,922	638,567
STOCKHOLDERS' EQUITY
Common stock	1,286	1,282
Additional paid in capital	660,086	655,629
Retained earnings	319,799	294,925
Treasury stock	(473,582)	(471,311)
Accumulated other comprehensive loss	(324)	(504)
Total stockholders’ equity	507,265	480,021
Total liabilities and stockholders’ equity	$1,111,187	$1,118,588

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016
Revenue	$241,459	$224,238
Operating expenses	192,766	178,117
Gross margin	48,693	46,121
Corporate general and administrative expenses	8,768	10,245
Operating income	39,925	35,876
Other income (expense):
Interest expense	(1,517)	(1,526)
Gain on sale of operations, net	22	101
Other income, net	2,737	2,147
Total other income, net	1,242	722
Income from continuing operations before income tax expense	41,167	36,598
Income tax expense	16,141	14,800
Income from continuing operations	25,026	21,798
Loss from discontinued operations, net of tax	(152)	(30)
Net income	$24,874	$21,768
Earnings (loss) per share:
Basic:
Continuing operations	$0.47	$0.42
Discontinued operations	—	—
Net income	$0.47	$0.42
Diluted:
Continuing operations	$0.45	$0.41
Discontinued operations	—	—
Net income	$0.45	$0.41
Basic weighted average shares outstanding	53,293	51,572
Diluted weighted average shares outstanding	55,214	52,745
Comprehensive Income:
Net income	$24,874	$21,768
Other comprehensive income (loss), net of tax	180	(311)
Comprehensive income	$25,054	$21,457

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

							Accumulated
	Issued			Additional			Other
	Common	Treasury	Common	Paid-In	Retained	Treasury	Comprehensive
	Shares	Shares	Stock	Capital	Earnings	Stock	Loss	Totals
December 31, 2016	128,191	74,147	$1,282	$655,629	$294,925	$(471,311)	$(504)	$480,021
Net income	—	—	—	—	24,874	—	—	24,874
Other comprehensive income	—	—	—	—	—	—	180	180
Share repurchases	—	176	—	—	—	(2,271)	—	(2,271)
Restricted stock	—	—	—	—	—	—	—	—
Stock options exercised	335	—	3	2,450	—	—	—	2,453
Share-based compensation	70	—	1	1,374	—	—	—	1,375
Business acquisitions	47	—	—	633	—	—	—	633
March 31, 2017	128,643	74,323	$1,286	$660,086	$319,799	$(473,582)	$(324)	$507,265

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$24,874	$21,768
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	152	30
Gain on sale of operations, net	(22)	(101)
Depreciation and amortization expense	5,641	5,245
Amortization of deferred financing costs	131	131
Amortization of discount on contingent earnout liability	131	36
Bad debt expense, net of recoveries	734	1,170
Adjustment to contingent earnout liability	485	(1,263)
Deferred income taxes	(796)	434
Employee stock awards	1,374	1,409
Excess tax benefits from share based payment arrangements (1)	(644)	(102)
Changes in assets and liabilities, net of acquisitions and divestitures:
Restricted cash	1,229	(1,235)
Accounts receivable, net	(46,077)	(44,485)
Other assets	1,088	(833)
Accounts payable	1,285	995
Income taxes payable	17,837	13,516
Accrued personnel costs	(18,800)	(15,510)
Other liabilities	(1,767)	1,127
Operating cash flows used in continuing operations	(13,145)	(17,668)
Operating cash flows (used in) provided by discontinued operations	(118)	506
Net cash used in operating activities	(13,263)	(17,162)
Cash flows from investing activities:
Business acquisitions and purchases of client lists, net of cash acquired	(4,344)	(2,043)
Purchases of client fund investments	(10,418)	(3,560)
Proceeds from the sales and maturities of client fund investments	3,425	3,577
Proceeds from sales of divested operations	22	42
Decrease in funds held for clients	61,922	20,746
Additions to property and equipment, net	(1,760)	(880)
Collection of notes receivable	—	34
Net provided by investing activities	48,847	17,916
Cash flows from financing activities:
Proceeds from bank debt	139,700	145,200
Payment of bank debt	(118,400)	(117,100)
Payment for acquisition of treasury stock	(2,271)	(6,137)
Decrease in client funds obligations	(54,802)	(20,805)
Proceeds from exercise of stock options	2,453	796
Payment of contingent consideration of acquisitions	(3,231)	(2,035)
Excess tax benefit from exercise of stock awards (1)	—	102
Payment of notes payable	(103)	(58)
Deferred financing costs	—	(6)
Net cash used in financing activities	(36,654)	(43)
Net (decrease) increase in cash and cash equivalents	(1,070)	711
Cash and cash equivalents at beginning of year	3,494	850
Cash and cash equivalents at end of period	$2,424	$1,561

(1) See Note 15 to the consolidated financial statements for discussion of our adoption of ASU 2016-09 (as defined in Note 15).

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.	Basis of Presentation

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

These interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017.

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

Refer to Note 1, Organization and Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2016 for a description of revenue recognition policies.

Note 2.	Accounts Receivable, Net

Accounts receivable, net balances at March 31, 2017 and December 31, 2016 were as follows (in thousands):

	March 31,	December 31,
	2017	2016
Trade accounts receivable	$140,290	$132,880
Unbilled revenue	93,843	55,982
Total accounts receivable	234,133	188,862
Allowance for doubtful accounts	(13,274)	(13,508)
Accounts receivable, net	$220,859	$175,354

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 3.	Goodwill and Other Intangible Assets, Net

The components of goodwill and other intangible assets, net at March 31, 2017 and December 31, 2016 were as follows (in thousands):

	March 31,	December 31,
	2017	2016
Goodwill	$489,039	$487,484
Intangible assets:
Client lists	173,148	172,343
Other intangible assets	8,031	7,994
Total intangible assets	181,179	180,337
Total goodwill and intangibles assets	670,218	667,821
Accumulated amortization:
Client lists	(84,646)	(80,560)
Other intangible assets	(3,168)	(2,860)
Total accumulated amortization	(87,814)	(83,420)
Goodwill and other intangible assets, net	$582,404	$584,401

Note 4.	Depreciation and Amortization

Depreciation and amortization expense for property and equipment and intangible assets for the three months ended March 31, 2017 and 2016 was as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Operating expenses	$5,543	$5,130
Corporate general and administrative expenses	98	115
Total depreciation and amortization expense	$5,641	$5,245

Note 5.	Debt and Financing Arrangements

At March 31, 2017, our primary financing arrangement was the $400.0 million unsecured credit facility discussed below, which provides us with the capital necessary to meet our working capital needs as well as the flexibility to continue with our strategic initiatives, including business acquisitions and share repurchases. In addition to the discussion below, refer to our Annual Report on Form 10-K for the year ended December 31, 2016 for additional details of our debt and financing arrangements.

Bank Debt

We have a $400.0 million unsecured credit facility with Bank of America as agent for a group of eight participating banks that matures in July 2019. The balance outstanding under the credit facility was $212.7 million and $191.4 million at March 31, 2017 and December 31, 2016, respectively.

Rates for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended
	March 31,
	2017	2016
Weighted average rates	2.52%	2.25%
Range of effective rates	2.19% - 4.50%	1.82% - 3.50%

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

We have approximately $122.0 million of available funds under the credit facility at March 31, 2017, net of outstanding letters of credit of $2.3 million. The credit facility provides us with operating flexibility and funding to support seasonal working capital needs and other strategic initiatives such as acquisitions and share repurchases. As of March 31, 2017, we were in compliance with our debt covenants.

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

Interest Expense

During the three months ended March 31, 2017 and 2016, we recognized interest expense as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Credit facility (1)	$1,517	$1,520
2006 Notes (2)	—	6
Total interest expense	$1,517	$1,526

(1)	Components of interest expense related to the credit facility include amortization of deferred financing costs, commitment fees and line of credit fees.
(2)

During the second quarter of 2016, we redeemed the remaining 3.125% Convertible Senior Subordinated Notes (the “2006 Notes”) for $750 thousand in cash plus accrued interest under an optional early redemption provision.

Note 6.	Commitments and Contingencies

Letters of Credit and Guarantees

We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $2.3 million at both March 31, 2017 and December 31, 2016. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.5 million and $2.3 million at March 31, 2017 and December 31, 2016, respectively.

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

We cannot predict the outcome of the above matters or estimate the possible loss or range of possible loss, if any.  Although the proceedings are subject to uncertainties inherent in the litigation process and the ultimate disposition of these proceedings is not presently determinable, we intend to vigorously defend these cases.

In addition to those items disclosed above, we are, from time to time, subject to claims and suits arising in the ordinary course of business.

Note 7.	Financial Instruments

Bonds

We held corporate and municipal bonds with par values totaling $49.5 million and $42.4 million at March 31, 2017 and December 31, 2016, respectively. All bonds are investment grade and are classified as available-for-sale. These bonds have maturity or callable dates ranging from April 2017 through May 2022, and are included in “Funds held for clients – current” in the accompanying Consolidated Balance Sheets based on our intent and ability to sell these investments at any time under favorable conditions. The following table summarizes our bond activity for the three months ended March 31, 2017 and the twelve months ended December 31, 2016 (in thousands):

	Three Months Ended	Twelve Months Ended
	March 31, 2017	December 31, 2016
Fair value at beginning of period	$44,573	$43,142
Purchases	10,418	11,355
Redemptions	(940)	(2,900)
Maturities and calls	(2,485)	(6,878)
Change in bond premium	359	(106)
Fair market value adjustment	148	(40)
Fair value at end of period	$52,073	$44,573

Interest Rate Swaps

We do not purchase or hold any derivative instruments for trading or speculative purposes. We utilize interest rate swaps to manage interest rate risk exposure associated with our floating-rate debt under the credit facility. Under these interest rate swap contracts, we receive cash flows from counterparties at variable rates based on the London Interbank Offered Rate (“LIBOR”) and pay the counterparties a fixed rate. Refer to the Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion on our interest rate swaps.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following table summarizes our outstanding interest rate swaps and their classification in the accompanying Consolidated Balance Sheets at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	Notional	Fair
	Amount	Value (1)	Balance Sheet Location
Interest rate swaps (2)	$50,000	$661	Other non-current assets
Interest rate swaps (2)	$10,000	$15	Other current assets
	December 31, 2016
	Notional	Fair
	Amount	Value (1)	Balance Sheet Location
Interest rate swaps (2)	$50,000	$525	Other non-current assets
Interest rate swaps (2)	$10,000	$4	Other current assets

(1)	Refer to Note 8, Fair Value Measurements, for additional disclosures regarding fair value measurements.
(2)

The notional value of each interest rate swap is $10.0 million, $15.0 million, $25.0 million, and $10.0 million with maturities of 2, 3, 5 and 5 years, respectively. Under the terms of the interest rate swaps, we pay interest at a fixed rate of 0.885% (2-year), 1.155% (3-year), 1.300% (5-year) and 1.120% (5-year) plus applicable margin as stated in the agreement, and receive interest that varies with the one-month LIBOR.

The following table summarizes the effects of the interest rate swap on CBIZ’s accompanying Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016 (in thousands):

	Gain (Loss) Recognized in AOCL, Net of Tax		Gain Reclassified from AOCL into Expense
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Interest rate swap	$93	$(532)	$58	$105

Note 8.	Fair Value Measurements

The following table summarizes our assets and liabilities at March 31, 2017 and December 31, 2016 that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (in thousands):

	Level	March 31, 2017	December 31, 2016
Deferred compensation plan assets	1	$72,890	$69,912
Corporate and municipal bonds	1	$52,073	$44,573
Interest rate swaps	2	$676	$529
Contingent purchase price liabilities	3	$(32,422)	$(33,709)

During the three months ended March 31, 2017 and 2016, there were no transfers between the valuation hierarchy Levels 1, 2 and 3. The following table summarizes the change in Level 3 fair values of our contingent purchase price liabilities for the three months ended March 31, 2017 and 2016 (pre-tax basis) (in thousands):

	2017	2016
Beginning balance – January 1	$(33,709)	$(24,817)
Additions from business acquisitions	(1,661)	(1,206)
Settlement of contingent purchase price liabilities	3,564	2,335
Change in fair value of contingencies	(485)	1,263
Change in net present value of contingencies	(131)	(36)
Ending balance – March 31	$(32,422)	$(22,461)

Contingent Purchase Price Liabilities

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Contingent purchase price liabilities arise from business acquisitions and are classified as Level 3 due to the utilization of a probability weighted discounted cash flow approach to determine the fair value of the contingency. A contingent liability is established for each acquisition that has a contingent purchase price component extending over a term of two to six years. The significant unobservable input used in the fair value measurement of the contingent purchase price liabilities is the future performance of the acquired business. The future performance of the acquired business directly impacts the contingent purchase price that is paid to the seller; thus, performance that exceeds estimates would result in a higher payout, and a performance under estimates would result in a lower payout. Changes in the expected amount of potential payouts are recorded as adjustments to the initial contingent purchase price liability, with the same amount being recorded in the accompanying Consolidated Statements of Comprehensive Income. These liabilities are reviewed quarterly and adjusted if necessary. Refer to Note 12, Acquisitions, for further discussion of contingent purchase price liabilities.

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

Note 9.	Other Comprehensive Income (Loss)

The following table is a summary of other comprehensive income (loss) and discloses the tax impact of each component of other comprehensive income (loss) for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Net unrealized (loss) gain on available-for-sale securities, net of income taxes (1)	$89	$231
Net unrealized gain (loss) on interest rate swaps, net of income taxes (2)	93	(532)
Foreign currency translation	(2)	(10)
Total other comprehensive income (loss)	$180	$(311)

(1)	Net of income tax expense of $59 and $92 for the three months ended March 31, 2017 and 2016, respectively.
(2)	Net of income tax expense (benefit) of $55 and ($312) for the three months ended March 31, 2017 and 2016, respectively.

Accumulated other comprehensive loss, net of tax, was approximately $0.3 million and $0.5 million at March 31, 2017 and December 31, 2016, respectively. Accumulated other comprehensive loss consisted of adjustments, net of tax, for unrealized gains and losses on available-for-sale securities and interest rate swaps, and foreign currency translation.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 10.	Employee Share Plans

In 2015, our shareholders approved the CBIZ, Inc. 2014 Stock Incentive Plan (the “2014 Plan”), which replaced and, for future grants, superseded the 2002 Amended and Restated CBIZ, Inc. Stock Incentive Plan (the “2002 Plan”). The 2014 Plan, which expires in 2024, has operating terms substantially similar to those of the 2002 Plan. A maximum of 9.6 million stock options, shares of restricted stock or other stock-based compensation awards may be granted. Shares subject to award under the 2014 Plan may be either authorized but unissued shares of CBIZ common stock or treasury shares. Compensation expense for stock-based awards recognized during the three months ended March 31, 2017 and 2016 was as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Stock options	$525	$579
Restricted stock awards	849	830
Total stock-based compensation expense	$1,374	$1,409

Stock award activity during the three months ended March 31, 2017 was as follows (in thousands, except per share data):

	Stock Options		Restricted Stock Awards
	Number of Options	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant-Date Fair Value (1)
Outstanding at beginning of year	4,376	$8.02	827	$9.14
Granted	—	$—	70	$12.85
Exercised	(335)	$7.32	(90)	$9.40
Expired or canceled	(3)	$6.52	—	$—
Outstanding at March 31, 2017	4,038	$8.08	807	$9.43
Exercisable at March 31, 2017	1,878	$7.04

(1)	Represents weighted average market value of the shares; awards are granted at no cost to the recipients.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 11.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the three months ended March 31, 2017 and 2016 (in thousands, except per share data).

	Three Months Ended
	March 31,
	2017	2016
Numerator:
Income from continuing operations	$25,026	$21,798
Denominator:
Basic
Weighted average common shares outstanding	53,293	51,572
Diluted
Stock options (1)	1,473	831
Restricted stock awards (1)	426	337
Contingent shares (2)	22	5
Diluted weighted average common shares outstanding	55,214	52,745
Basic earnings per share from continuing operations	$0.47	$0.42
Diluted earnings per share from continuing operations	$0.45	$0.41

(1)

No share based awards were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2017, and a total of 1.4 million share based awards were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2016 as their effect would be anti-dilutive.

(2)

Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by us once future conditions have been met. Refer to Note 12, Acquisitions, for further details.

Note 12.	Acquisitions

First Quarter 2017

During the three months ended March 31, 2017, we acquired substantially all of assets of one business; Pacific Coastal Pension and Insurance Services, Inc. (“Pacific Coastal”). Aggregate consideration for this acquisition consisted of approximately $0.6 million in cash consideration and $1.7 million in contingent consideration.

Under the terms of the acquisition agreement, a portion of the purchase price is contingent on future performance of the business acquired. Utilizing a probability weighted income approach, we determined that the fair value of the contingent consideration arrangement for this acquisition was $1.7 million, of which $0.5 million was recorded in “Contingent purchase price liability – current” and $1.2 million was recorded in “Contingent purchase price liability – non-current” in the accompanying Consolidated Balance Sheets at March 31, 2017.

Annualized revenue attributable to Pacific Coastal is estimated to be approximately $1.4 million. Pro forma results of operations for this acquisition have not been presented because the effects of the acquisition were not material to our “Income from continuing operations before income taxes.”

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The acquisition of Pacific Coastal, located in Morgan Hill, California, was effective February 1, 2017. Pacific Coastal provides defined contribution third party administrative and consulting services. Operating results are reported in the Benefits and Insurance Services practice group. The estimated fair values of the assets acquired and the liabilities assumed during the three months ended March 31, 2017 are as follows (in thousands):

Three Months Ended
March 31, 2017
Accounts receivable, net	$161
Identifiable intangible assets	897
Current liabilities	(309)
Total identifiable net assets	$749
Goodwill	1,515
Aggregate purchase price	$2,264

The goodwill of $1.5 million arising from the acquisition in the first three months of 2017 primarily results from expected future earnings and cash flows from the existing management team, as well as the synergies created by the integration of the new business within the CBIZ organization, including cross-selling opportunities expected with our Financial Services practice group and the Benefits and Insurance Services practice group, to help strengthen our existing service offerings and expand our market position. A significant portion of the goodwill is deductible for income tax purposes. The operating results of Pacific Coastal are included in the accompanying consolidated financial statements beginning on the date of acquisition.

First Quarter 2016

During the three months ended March 31, 2016, we acquired substantially all of the non-attest assets of one business; Millimaki Eggert, L.L.P., (“Millimaki”). Aggregate consideration for this acquisition consisted of approximately $1.1 million in cash consideration and $1.2 million in contingent consideration.

Under the terms of the acquisition agreement, a portion of the purchase price is contingent on future performance of the business acquired. Utilizing a probability weighted income approach, we determined that the fair value of the contingent consideration arrangement for this acquisition was $1.2 million, of which $0.5 million was recorded in “Contingent purchase price liability – current” and $0.7 million was recorded in “Contingent purchase price liability – non-current” in the Consolidated Balance Sheets at March 31, 2016.

Annualized revenue attributable to Millimaki is estimated to be approximately $2.4 million. Pro forma results of operations for this acquisition have not been presented because the effects of the acquisition were not material to our “Income from continuing operations before income taxes.”

The acquisition of Millimaki, located in San Diego, California, was effective January 1, 2016. Millimaki provides professional tax, accounting, and financial services, with a specialty niche practice in the real estate sector, to closely held businesses, their owners, and mid-to-high net worth individuals. Operating results are reported in the Financial Services practice group. The estimated fair values of the assets acquired and the liabilities assumed during the three months ended March 31, 2016 were as follows (in thousands):

Three Months Ended
March 31, 2016
Accounts receivable, net	$325
Other assets	38
Identifiable intangible assets	1,005
Current liabilities	(49)
Total identifiable net assets	$1,319
Goodwill	988
Aggregate purchase price	$2,307

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The goodwill of $1.0 million arising from the acquisition in the first three months of 2016 primarily results from expected future earnings and cash flows from the existing management team, as well as the synergies created by the integration of the new business within the CBIZ organization, including cross-selling opportunities expected with our Financial Services practice group and the Benefits and Insurance Services practice group, to help strengthen our existing service offerings and expand our market position. All of the goodwill is deductible for income tax purposes. The operating results of Millimaki are included in the accompanying consolidated financial statements beginning on the date of acquisition.

Client Lists

During the three months ended March 31, 2017, we did not purchase any client lists. During the three months ended March 31, 2016, we purchased two clients lists, both of which are reported in the Benefits and Insurance Services practice group. Total consideration for these client lists was $0.2 million in cash consideration, $1.0 million of guaranteed future consideration and $0.7 million of contingent consideration.

Change in Contingent Purchase Price Liability for Previous Acquisitions

During the three months ended March 31, 2017 and 2016, the fair value of the contingent purchase price liability related to prior acquisitions increased by $0.6 million and decreased by $1.3 million, respectively.  These changes in fair value are attributable to subsequent measurement adjustments based on projected future results of the acquired businesses, net present value adjustments and changes in stock price.  These adjustments are included in “Other income, net” in the accompanying Consolidated Statements of Comprehensive Income.

Contingent Earnouts for Previous Acquisitions

We paid $2.9 million in cash and issued approximately 47,000 shares of our common stock during the three months ended March 31, 2017 for previous acquisitions. During the same period last year, we paid $2.0 million in cash and issued approximately 32,000 shares of our common stock.

Note 13.	Discontinued Operations and Divestitures

We will divest (through sale or closure) business operations that do not contribute to our long-term objectives for growth, or that are not complementary to our target service offerings and markets. Divestitures are classified as discontinued operations provided they meet the criteria as provided in FASB ASC Topic 205 “Presentation of Financial Statements — Discontinued Operations — Other Presentation Matters”.

Discontinued Operations

Revenue and results from operations of discontinued operations are separately reported as “Loss from discontinued operations, net of tax” in the accompanying Consolidated Statements of Comprehensive Income. During the first three months of both 2017 and 2016, we did not discontinue the operations of any of our businesses.

Revenue and results from operations of previously discontinued operations for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Revenue	$—	$—
Loss from discontinued operations before income tax	$(254)	$(51)
Income tax benefit	(102)	(21)
Loss from discontinued operations, net of tax	$(152)	$(30)

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Divestitures

Gains or losses from divested operations and assets that do not qualify for treatment as discontinued operations are recorded as “Gain on sale of operations, net” in the accompanying Consolidated Statements of Comprehensive Income. During the quarters ended March 31, 2017 and 2016, we did not sell any operations. Gains recorded for the three months ended March 31, 2017 and 2016, respectively, relate to contingent consideration earned on sales made in previous periods.

Note 14.	Segment Disclosures

Our business units have been aggregated into three practice groups: Financial Services, Benefits and Insurance Services and National Practices. The business units have been aggregated based on the following factors: similarity of the products and services provided to clients; similarity of the regulatory environment in which they operate; and similarity of economic conditions affecting long-term performance. The business units are managed along these segment lines. A general description of services provided by each practice group is provided in the table below.

Financial Services	Benefits and Insurance Services	National Practices
• Accounting and Tax • Government Healthcare Consulting • Financial Advisory • Valuation • Risk & Advisory Services	• Group Health Benefits Consulting • Payroll • Property & Casualty • Retirement Plan Services	• Managed Networking and Hardware Services • Healthcare Consulting

Corporate and Other. Included in “Corporate and Other” are operating expenses that are not directly allocated to the individual business units. These expenses are primarily comprised of certain health care costs, gains or losses attributable to assets held in the Company’s non-qualified deferred compensation plan, share-based compensation, consolidation and integration charges, certain professional fees, certain advertising costs and other various expenses.

Accounting policies of the practice groups are the same as those described in Note 1, Organization and Summary of Significant Accounting Policies, to the Annual Report on Form 10-K for the year ended December 31, 2016. Upon consolidation, intercompany accounts and transactions are eliminated, thus inter-segment revenue is not included in the measure of profit or loss for the practice groups. Performance of the practice groups is evaluated on operating income excluding those costs listed above, which are reported in the “Corporate and Other” segment.

Segment information for the three months ended March 31, 2017 and 2016 was as follows (in thousands):

	Three Months Ended March 31, 2017
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$158,633	$75,164	$7,662	$—	$241,459
Operating expenses	119,389	60,142	7,007	6,228	192,766
Gross margin	39,244	15,022	655	(6,228)	48,693
Corporate general & admin	—	—	—	8,768	8,768
Operating income (loss)	39,244	15,022	655	(14,996)	39,925
Other income (expense):
Interest expense	—	(11)	—	(1,506)	(1,517)
Gain on sale of operations, net	—	—	—	22	22
Other income, net	15	96	—	2,626	2,737
Total other income	15	85	—	1,142	1,242
Income (loss) from continuing operations before income tax expense	$39,259	$15,107	$655	$(13,854)	$41,167

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Three Months Ended March 31, 2016
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$152,207	$64,327	$7,704	$—	$224,238
Operating expenses	113,497	53,680	6,877	4,063	178,117
Gross margin	38,710	10,647	827	(4,063)	46,121
Corporate general & admin	—	—	—	10,245	10,245
Operating income (loss)	38,710	10,647	827	(14,308)	35,876
Other income (expense):
Interest expense	—	(10)	—	(1,516)	(1,526)
Gain on sale of operations, net	—	—	—	101	101
Other income, net	254	74	—	1,819	2,147
Total other income	254	64	—	404	722
Income (loss) from continuing operations before income tax expense	$38,964	$10,711	$827	$(13,904)	$36,598

Note 15.	New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) is the sole source of authoritative GAAP other than the Securities and Exchange Commission (“SEC”) issued rules and regulations that apply only to SEC registrants. The FASB issues an Accounting Standards Update (“ASU”) to communicate changes to the FASB codification. We assess and review the impact of all ASU's. ASU's not listed below were reviewed and determined to be either not applicable or are not expected to have a material impact on the consolidated financial statements.

Accounting Standards Adopted in 2017

Share-Based Compensation: In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which requires the tax effects related to share-based payments to be recorded through the income statement and simplifies the accounting requirements for forfeitures and employers' tax withholding requirements. We elected prospective treatment in regards to ASU 2016-09 beginning January 1, 2017. At March 31, 2017, the adoption of ASU 2016-09 resulted in an increase of approximately 0.5 million diluted shares and a realized tax benefit of approximately $0.6 million. This tax benefit, previously recorded in additional paid-in capital on our Consolidated Balance Sheets, is now recorded directly to income tax expense in our Consolidated Statements of Comprehensive Income. Tax related cash flows resulting from share-based payments are recorded as operating activities in the Consolidated Statements of Cash Flows. We elected to continue our current policy of estimating forfeitures of share-based compensation awards at the time of grant and revising in subsequent periods to reflect actual forfeitures. Going forward, we anticipate moderate volatility in our effective tax rate adjustments related to our share-based compensation incentives which will be recorded directly into our results of operations.

Accounting Standards Not Yet Adopted

Subsequent Measurement of Goodwill: In January 2017, the FASB issued ASU No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"), which removes Step 2 of the goodwill impairment test. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 should be applied on a prospective basis and is effective for us for annual periods beginning January 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The impact of ASU 2017-04 will depend upon the performance of the reporting units and the market conditions impacting the fair value of each reporting unit going forward.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Clarifying the Definition of a Business: In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” (“ASU 2017-01”), which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard will be effective for us as of January 1, 2018. Early adoption is permitted. We are currently evaluating the impact of ASU 2017-01 on our consolidated financial statements.

Restricted Cash - Statement of Cash Flows: In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230)” (“ASU 2016-18”), which applies to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and the amounts generally described as restricted cash or restricted cash equivalents when reconciling beginning-of-period and end-of-period total amounts show on the statement of cash flows. ASU 2016-18 also requires the disclosure of information about the nature of the restriction. This ASU is effective retrospectively for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. We are currently assessing the impact of this ASU on our consolidated financial statements.

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

Leases: In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) which is intended to increase transparency and comparability among organizations relating to leases. Under ASU 2016-02, lessees will be required to recognize a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. The FASB retained a dual model for lease classification, requiring leases to be classified as either operating or finance leases to determine recognition in the income statement and statements of cash flows; however, substantially all leases will be required to be recognized on the balance sheets. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. This ASU will also require quantitative and qualitative disclosures regarding key information about leasing arrangements.

ASU 2016-02 must be adopted no later than the first quarter of 2019. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We do not believe the new standard will have a significant impact on our liquidity or our debt covenant compliance under our current credit agreements.

Revenue from Contracts with Customers: In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date” (“ASU 2015-14”). ASU 2015-14 defers the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which was issued in May 2014, by one year for all entities. ASU 2014-09 introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In accordance with the new standard, we will adopt ASU 2015-14 on January 1, 2018.

Companies are permitted two transition methods of adoption under the new standard; 1) the full retrospective method, in which case the standard would be applied to all reporting periods presented, or 2) the modified retrospective method, with a cumulative-effect adjustment as of the date of adoption. In March, April and May 2016, the FASB issued additional ASUs clarifying certain aspects of ASU 2014-09. The core principle of ASU 2014-09 was not changed by the additional guidance.

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

We expect that there will be some movement in the timing of revenue recognition between quarterly and annual periods in our property and casualty business unit. Since the majority of our arrangements involve contracts that are annual in term, on a year over year basis we do not believe there will be a significant change to the amount of revenue recognized in an annual period. We expect to finalize our evaluation in upcoming quarters of 2017 and will provide updates on our progress in future filings.

Note 16.	Subsequent Events

None noted.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we”, “us”, “our”, "CBIZ" or the "Company" shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.

The following discussion is intended to assist in the understanding of our financial position at March 31, 2017 and December 31, 2016, results of operations for the three months ended March 31, 2017 and 2016, and cash flows for the three months ended March 31, 2017 and 2016, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2016. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2016.

Overview

We provide professional business services, products and solutions that help our clients grow and succeed by better managing their finances and employees. These services are provided to businesses of various sizes, as well as individuals, governmental entities and not-for-profit enterprises throughout the United States and parts of Canada. We deliver integrated services through three practice groups: Financial Services, Benefits and Insurance Services, and National Practices. Refer to Note 14, Segment Disclosures, to the accompanying consolidated financial statements for a general description of services provided by each practice group.

Refer to the Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion of our business and strategies, as well as the external relationships and regulatory factors that currently impact our operations.

Executive Summary

Revenue

Revenue for the three months ended March 31, 2017 increased $17.2 million, or 7.7%, to $241.4 million from $224.2 million for the same period in 2016. The increase in revenue was attributable to newly acquired operations, net of divestitures, of $12.5 million, or 5.6%. Same-unit revenue contributed $4.7 million, or 2.1%. A detailed discussion of revenue by practice group is included under “Operating Practice Groups.”

Income from Continuing Operations

Income from continuing operations increased $3.2 million, or 14.8%, to $25.0 million during the three months ended March 31, 2017 compared to $21.8 million during the same period in 2016. Refer to “Results of Operations – Continuing Operations” for a detailed discussion of the components of income from continuing operations.

Earnings Per Diluted Share from Continuing Operations

Earnings per diluted share from continuing operations were $0.45 and $0.41 for the three months ended March 31, 2017 and 2016, respectively. The fully diluted weighted average share count increased by approximately 2.5 million shares to 55.2 million shares for the three months ended March 31, 2017 from 52.7 million shares during the same period in 2016.

Acquisitions

We seek to strengthen our operations and customer service capabilities by selectively acquiring businesses that expand our market position and strengthen our existing service offerings. During the first quarter of 2017, we completed one acquisition. For further discussion regarding acquisitions, refer to Note 12, Acquisitions, to the accompanying consolidated financial statements.

Share Repurchases

Our first priority for the use of capital is to make strategic acquisitions. We have the financing flexibility and the capacity to carry out an active acquisition program and to take an opportunistic approach towards using funds to repurchase shares. On February 9, 2017, the CBIZ Board of Directors authorized the purchase of up to 5.0 million shares of CBIZ common stock under our Share Repurchase Program (the “Share Repurchase Program”), which may be suspended or discontinued at any time and expires on April 1, 2018. The shares may be purchased in open market, privately negotiated or Rule 10b5-1 trading plan purchases, which may include purchases from CBIZ employees, officers and directors, in accordance with the Securities and Exchange Commission (the “SEC”) rules. CBIZ management will determine the timing and amount of the transactions based on its evaluation of market conditions and other factors.

During the three months ended March 31, 2017, we repurchased approximately 0.2 million shares of our common stock at a total cost of approximately $2.2 million under a Rule 10b5-1 trading plan, which allows the us to repurchase shares below a predetermined price per share.

Results of Operations – Continuing Operations

Revenue

The following tables summarize total revenue for the three months ended March 31, 2017 and 2016 (in thousands except percentages).

	Three Months Ended March 31,
	2017	% of Total	2016	% of Total	$ Change	% Change

Financial Services	$158,633	65.7%	$152,207	67.9%	$6,426	4.2%
Benefits and Insurance Services	75,164	31.1%	64,327	28.7%	10,837	16.8%
National Practices	7,662	3.2%	7,704	3.4%	(42)	(0.5)%
Total CBIZ	241,459	100.0%	224,238	100.0%	17,221	7.7%

A detailed discussion of same-unit revenue by practice group is included under “Operating Practice Groups.”

Non-qualified Deferred Compensation Plan

We sponsor a non-qualified deferred compensation plan, under which a CBIZ employee’s compensation deferral is held in a rabbi trust and invested accordingly as directed by the employee. Income and expenses related to the non-qualified deferred compensation plan are included in “Operating expenses”, “Gross margin” and “Corporate general and administrative (“G&A”) expenses” and are directly offset by deferred compensation gains or losses in “Other income, net” in the accompanying Consolidated Statements of Comprehensive Income. The non-qualified deferred compensation plan has no impact on “Income from continuing operations before income tax expense” or diluted earnings per share from continuing operations.

Operating Expenses

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(In thousands, except percentages)
Operating expenses	$192,766	$178,117	$14,649	8.2%
Operating expenses % of revenue	79.8%	79.4%		40 bps

Three months ended March 31, 2017 Compared to March 31, 2016. The majority of our operating expenses relate to personnel costs, which includes (i) salaries and benefits, (ii) commissions paid to producers (iii) incentive compensation and (iv) share-based compensation. Operating expenses increased $14.6 million, or 8.2%, in the first quarter of 2017 compared to the first quarter of 2016, and increased to 79.8% of revenue from 79.4% of revenue for the prior year.  Personnel costs increased $11.0 million, or 7.8%, to support our growth in revenue, with acquisitions contributing approximately $6.4 million to personnel costs. Occupancy costs increased approximately $1.3 million, or 12.3%, primarily due to acquisitions. Personnel costs and other operating expenses are discussed in further detail under “Operating Practice Groups.”

The non-qualified deferred compensation plan added expense of $3.0 million in the first quarter of 2017 compared to income of $0.5 million during the same period in 2016. Excluding this item, operating expenses would have been $189.8 million and $177.6 million, or 78.6% and 79.2% of revenue, for the first quarter of 2017 and 2016, respectively.

Corporate G&A Expenses

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(In thousands, except percentages)
Corporate G&A expenses	$8,768	$10,245	$(1,477)	(14.4)%
Corporate G&A expenses % of revenue	3.7%	4.6%		(90) bps

Three months ended March 31, 2017 Compared to March 31, 2016. Our Corporate G&A expenses were $8.8 million in the first quarter of 2017 compared to $10.2 million for the same period in 2016 and decreased to 3.7% of revenue from 4.6% of revenue for the prior year. Personnel costs decreased $1.4 million, or 22.1%, primarily due to a decrease in the executive incentive plans.

Corporate G&A expenses, excluding the impact of the non-qualified deferred compensation plan, would have been $8.5 million and $10.1 million, or 3.5% and 4.5% of revenue, for the first quarter of 2017 and 2016, respectively.

Other Income (Expense), Net

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(In thousands, except percentages)
Interest expense	$(1,517)	$(1,526)	$9	(0.6)%
Gain on sale of operations, net	22	101	(79)	NM
Other income, net	2,737	2,147	590	27.5%
Total other income, net	$1,242	$722	$520	72.0%

Interest Expense

Interest expense for the first quarter of 2017 and 2016 remained flat at $1.5 million. Our average debt balance and interest rate was $199.5 million and 2.52% at March 31, 2017 compared to $223.8 million and 2.25% for the same period in 2016.

Other Income, Net

Other income, net includes a net gain of $3.3 million and $0.6 million for the first quarter of 2017 and 2016, respectively, associated with the value of investments held in a rabbi trust related to the non-qualified deferred compensation plan. The adjustments to the investments held in a rabbi trust related to the non-qualified deferred compensation plan are offset by a corresponding increase or decrease to compensation expense, which is recorded as “Operating expenses” and “Corporate G&A expenses” in the accompanying Consolidated Statements of Comprehensive Income. The non-qualified deferred compensation plan has no impact on “Income from continuing operations before income tax expense” or diluted earnings per share from continuing operations.

In addition to the impact of the non-qualified deferred compensation plan, adjustments to the fair value of our contingent purchase price liability related to prior acquisitions contributed expense of $0.6 million during the first quarter of 2017 compared to income of $1.3 million for the same period in 2016.

Income Tax Expense

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(In thousands, except percentages)
Income tax expense	$16,141	$14,800	$1,341	9.1%
Effective tax rate	39.2%	40.4%		(120) bps

Three months ended March 31, 2017 Compared to March 31, 2016. We recorded income tax expense from continuing operations of $16.1 million and $14.8 million for the three months ended March 31, 2017 and 2016, respectively. The effective tax rate for those same periods is 39.2% and 40.4%, respectively. The decrease in the effective tax rate is primarily due to the adoption of Accounting Standard Update (“ASU”) “Compensation – Stock Compensation (Topic 718)

– Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”) on January 1, 2017. Refer to Note 15, New Accounting Pronouncements, to the accompanying consolidated financial statements for further details on the impact of ASU 2016-09.

Operating Practice Groups

We deliver our integrated services through three practice groups:

•	Financial Services,
•	Benefits and Insurance Services and,
•	National Practices

Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on March 1, 2016, revenue for the month of March would be included in same-unit revenue for both years; revenue for the period January 1, 2017 through February 28, 2017 would be reported as revenue from acquired businesses. A description of our operating practice groups’ operating results and factors affecting their businesses is provided below.

Financial Services

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(In thousands, except per share data)
Revenue
Same-unit	$157,242	$152,207	$5,035	3.3%
Acquired businesses	1,391	—	1,391
Total revenue	$158,633	$152,207	$6,426	4.2%
Operating expenses	119,389	113,497	5,892	5.2%
Gross margin	$39,244	$38,710	$534	1.4%
Gross margin percent	24.7%	25.4%

Three months ended March 31, 2017 Compared to March 31, 2016

Revenue

The Financial Services practice group revenue in 2017 grew by 4.2% to $158.6 million from $152.2 million in 2016, primarily reflecting same-unit growth of $5.0 million, or 3.3%, driven by those units that provide national services, which increased 3.5%, as well as those units that provide traditional accounting and tax related services, which increased 3.3%. The acquisition of The Seff Group P.C. (“Seff”) on November 1, 2016, added $1.4 million of incremental revenue for the three months ended March 31, 2017.

We provide a range of services to affiliated Certified Public Accounting (“CPA”) firms (the “CPA firms”) under administrative service agreements (“ASAs”). Fees earned under the ASAs are recorded as revenue in the accompanying Consolidated Statements of Comprehensive Income and were $51.1 million and $48.7 million for the three months ended March 31, 2017 and 2016, respectively.

Operating Expenses

Operating expenses increased by $5.9 million at March 31, 2017 and increased to 75.3% of revenue from 74.6% of revenue for the prior year. This was primarily driven by an increase in personnel costs of $5.3 million, driven by incremental growth in our headcount and salaries and related benefits.

Benefits and Insurance Services

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$64,026	$64,327	$(301)	(0.5)%
Acquired businesses	11,138	—	11,138
Total revenue	$75,164	$64,327	$10,837	16.8%
Operating expenses	60,142	53,680	6,462	12.0%
Gross margin	$15,022	$10,647	$4,375	41.1%
Gross margin percent	20.0%	16.6%

Three months ended March 31, 2017 Compared to March 31, 2016

Revenue

The Benefits and Insurance Services practice group revenue increased by 10.8 million, or 16.8%, to $75.2 million at March 31, 2017 compared to $64.3 million for the same period in 2016. The increase was primarily driven by $11.1 million of incremental revenue from the acquisitions of The Savitz Organization (“Savitz”), Flex-Pay Business Services, Inc. (“Flex-Pay”), Pacific Coastal Pension (“Pacific Coastal”), Actuarial Consultants, Inc. (“ACI”), and Ed Jacobs & Associates, Inc. (“EJ&A”).

Operating Expenses

Operating expenses increased by $6.5 million at March 31, 2017, but decreased to 80.0% of revenue from 83.4% of revenue for the prior period. The gross margin improvement was attributable to expense structure control that was initiated in 2016, as well as the expense structure leverage for the acquisitions discussed above.

National Practices

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$7,662	$7,704	$(42)	(0.5)%
Operating expenses	7,007	6,877	130	1.9%
Gross margin	$655	$827	$(172)	(20.8)%
Gross margin percent	8.5%	10.7%

Three months ended March 31, 2017 Compared to March 31, 2016

Revenue

The National Practice group is primarily driven by a cost-plus contract with a single client. Revenues from this single client accounted for approximately 70% of the National Practice group’s revenue. Revenue was flat at $7.7 million at March 31, 2017 and 2016.

Operating Expenses

Operating expenses were flat at $7.0 million and $6.9 million at March 31, 2017 and 2016, respectively.

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

Total cash used in operating activities from continuing operations was $13.1 million in 2017 as compared to $17.7 million in 2016. We historically experience a use of cash to fund working capital requirements during the first quarter of each fiscal year. This is primarily due to the seasonal accounting and tax services period under the Financial Services practice group. Upon completion of the seasonal accounting and tax services period, cash provided by operations during the remaining three quarters of the fiscal year substantially exceeds the use of cash in the first quarter of the fiscal year.

Accounts receivable balances increase in response to the increase in first quarter revenue generated by the Financial Services practice group. A significant amount of this revenue is billed and collected in subsequent quarters. Days sales outstanding (“DSO”) from continuing operations represent accounts receivable and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve months daily revenue. We provide DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of our ability to collect on receivables in a timely manner. DSO was 92 days and 76 days at March 31, 2017 and December 31, 2016, respectively. DSO at March 31, 2016 was 92 days.

The following table presents selected cash flow information (in thousands). For additional details, refer to the accompanying Consolidated Statements of Cash Flows.

	March 31,
	2017	2016
Net cash used in operating activities - continuing operations	$(13,145)	$(17,668)
Net cash (used in) provided by operating activities - discontinued operations	(118)	506
Net cash used in operating activities	(13,263)	(17,162)
Net cash provided by investing activities	48,847	17,916
Net cash used in financing activities	(36,654)	(43)
Net (decrease) increase in cash and cash equivalents	$(1,070)	$711

Operating Activities

Cash used in operating activities was $13.3 million at March 31, 2017, compared with $17.2 million of cash used in operating activities for the same period in 2016. The net change in cash used in operations was mainly due to an increase in net income and a decrease in working capital. Net income increased by $3.1 million in 2017 compared to 2016. Working capital provided $1.2 million more cash flow in 2017 compared to 2016, primarily due to the timing of income taxes payable and personnel costs.

Investing Activities

Cash provided by investing activities for the three months ended March 31, 2017 consisted primarily of net activity related to funds held for clients of $54.9 million, partially offset by $4.1 million of cash used related to the acquisitions of Savitz and Pacific Coastal.

Cash provided by investing activities for the three months ended March 31, 2016 consisted primarily of net activity related to funds held for clients of $20.8 million, partially offset by $2.0 million of cash used related to the acquisitions of Millimaki, The Cottonwood Group, Inc. and a client list.

The balances in funds held for clients and client fund obligations can fluctuate with the timing of cash receipts and the related cash payments. The nature of these accounts is further described in Note 1, Organization and Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2017 primarily consisted of a net decrease of $54.8 million in client fund obligations, partially offset by $21.3 million in net proceeds from our credit facility.

Cash used in financing activities for the three months ended March 31, 2016 was less than fifty thousand dollars. Activity consisted of $28.1 million in net proceeds from our credit facility, partially offset by a net decrease of $20.8 million in client fund obligations, the repurchase of our common stock at a cost of approximately $6.1 million and $2.0 million in payments for contingent consideration of prior business acquisitions.

Capital Resources

Credit Facility

At March 31, 2017, we had $212.7 million outstanding under the credit facility as well as letters of credit totaling $2.3 million. Available funds under the credit facility, based on the terms of the commitment, were approximately $122.0 million at March 31, 2017.

For further discussion regarding debt and financing arrangements, refer to Note 5, Debt and Financing Arrangements, to the accompanying consolidated financial statements.

Debt Covenant Compliance

Under the credit facility, we are required to meet certain financial covenants with respect to (i) total leverage ratio and (ii) a minimum fixed charge coverage ratio. We are in compliance with our covenants as of March 31, 2017. Our ability to service our debt and to fund future strategic initiatives will depend upon our ability to generate cash in the future.

Interest Expense

Interest expense related to the credit facility remained flat at $1.5 million for the first quarter of 2017 and 2016. For further discussion regarding debt and financing arrangements, refer to Note 5, Debt and Financing Arrangements, to the accompanying consolidated financial statements

Acquisitions

We completed one acquisition during the three months ended March 31, 2017. For further details on acquisitions, refer to Note 12, Acquisitions, to the accompanying consolidated financial statements.

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

During the three months ended March 31, 2017, we repurchased approximately 0.2 million shares of our common stock at a total cost of approximately $2.2 million under a Rule 10b5-1 trading plan, which allows the company to repurchase shares below a predetermined price per share.

Off-Balance Sheet Arrangements

We maintain administrative service agreements with independent CPA firms (as described more fully under “Business – Financial Services” and in Note 1, Organization and Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016), which qualify as variable interest entities. The accompanying consolidated financial statements do not reflect the operations or accounts of variable interest entities as the impact is not material to the financial condition, results of operations, or cash flows of CBIZ.

We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $2.3 million at March 31, 2017 and December 31, 2016. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at March 31, 2017 and December 31, 2016 totaled $2.5 million and $2.3 million, respectively.

We have various agreements under which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by us under such indemnification clauses is generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2017, we are not aware of any material obligations arising under indemnification agreements that would require payment.

Critical Accounting Policies

The SEC defines critical accounting policies as those that are most important to the portrayal of a company’s financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no material changes to our critical accounting policies from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading Critical Accounting Policies in the Annual Report on Form 10-K for the year ended December 31, 2016.

New Accounting Pronouncements

Refer to Note 15, New Accounting Pronouncements, to the accompanying consolidated financial statements for a discussion of recently issued accounting pronouncements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this Quarterly Report, including without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our financial position, business strategy and plans and objectives for future performance are forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are commonly identified by the use of such terms and phrases as "intends," "believes," "estimates," "expects," "projects," "anticipates," "foreseeable future," "seeks," and words or phrases of similar import in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated services, sales efforts, expenses, and financial results. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements that we make, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Should one or more of these risks or assumptions materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

Such risks and uncertainties include, but are not limited to:

•	our ability to adequately manage our growth;
•	our dependence on the services of our executive officers and other key employees;
•	competitive pricing pressures;
•	general business and economic conditions;
•	changes in governmental regulation and tax laws affecting its operations;
•	reversal or decline in the current trend of outsourcing business services;
•	revenue seasonality or fluctuations in and collectability of receivables;
•	liability for errors and omissions of CBIZ businesses;

•	regulatory investigations and future regulatory activity (including without limitation inquiries into compensation arrangements within the insurance brokerage industry);
•	reliance on information processing systems and availability of software licenses; and
•	volatility in our stock price.

Consequently, no forward-looking statement can be guaranteed. A more detailed description of risk factors may be found in our Annual Report on Form 10-K for the year ended December 31, 2016. Except as required by the federal securities laws, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the SEC, such as quarterly, periodic and annual reports.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our floating rate debt under our credit facility exposes us to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which we could borrow funds under the credit facility. Our balance outstanding under our credit facility at March 31, 2017 was $212.7 million, of which $152.7 million is subject to rate risk. If market rates were to increase or decrease 100 basis points from the levels at March 31, 2017, interest expense would increase or decrease approximately $1.5 million annually.

We do not engage in trading market risk sensitive instruments. We periodically use interest rate swaps to manage interest rate risk exposure. The interest rate swaps effectively modify our exposure to interest rate risk, primarily through converting portions of its floating rate debt under the credit facility to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts.

At March 31, 2017, we had four interest rate swaps with notional values of $10.0 million, $15.0 million, $25.0 million and $10.0 million, and maturities of 2, 3 and 5 and 5 years, respectively. Management will continue to evaluate the potential use of interest rate swaps as we deem appropriate under certain operating and market conditions. We do not enter into derivative instruments for trading or speculative purposes.

In connection with our payroll business, funds held for clients are segregated and invested in short-term investments, such as corporate and municipal bonds. In accordance with our investment policy, all investments carry an investment grade rating at the time of the initial investment. At each respective balance sheet date, these investments are adjusted to fair value with fair value adjustments being recorded to other comprehensive income or loss and reflected in the accompanying Consolidated Statements of Comprehensive Income for the respective period. If an adjustment is deemed to be other-than-temporarily impaired due to credit loss, then the adjustment is recorded to “Other income, net” in the accompanying Consolidated Statements of Comprehensive Income. Refer to Note 7, Financial Instruments, and Note 8, Fair Value Measurements, to the accompanying consolidated financial statements for further discussion regarding these investments and the related fair value assessments.

Item 4.	Controls and Procedures

(a) Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management has evaluated the effectiveness of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report. This evaluation (“Controls Evaluation”) was done with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Disclosure Controls are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to management, including the CEO and CFO as appropriate, to allow timely decisions regarding required disclosure.

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

(b) Internal Control over Financial Reporting

There was no change in our Internal Controls that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our Internal Controls.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding certain legal proceedings in which we are involved is incorporated by reference from Note 6, Commitments and Contingencies, to the accompanying consolidated financial statements.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC. These risks could materially and adversely affect the business, financial condition and results of operations of CBIZ.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent sales of unregistered securities

During the three months ended March 31, 2017, we issued approximately 47,000 shares of our common stock as payment for contingent consideration for previous acquisitions.

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

Shares repurchased during the three months ended March 31, 2017 (reported on a trade-date basis) are summarized in the table below (in thousands, except per share data).

	Issuer Purchases of Equity Securities
First Quarter Purchases (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan (4)
January 1 – January 31, 2017	32	$12.97	32	4,682
February 1 – February 28, 2017	143	$12.94	143	4,539
March 1 – March 31, 2017	—	$—	—	4,539
First quarter purchases	175	$12.94	175

(1)

We have utilized, and may utilize in the future, a Rule 10b5-1 trading plan to allow for repurchases by us during periods when we would not normally be active in the trading market due to regulatory restrictions. Under the Rule 10b5-1 trading plan, we were able to repurchase shares below a pre-determined price per share. Additionally, the maximum number of shares that may be purchased by the Company each day is governed by Rule 10b-18 under the Exchange Act.

(2)	During the first quarter of 2017, no shares were repurchased from stock plan recipients in lieu of cash to satisfy certain tax obligations under the CBIZ, Inc. 2014 Stock Incentive Plan.
(3)	Average price paid per share includes fees and commissions.
(4)

Amounts in this column represent the shares available to be repurchased, pursuant to the prior Share Repurchase Program that expired March 31, 2017. Effective April 1, 2017, the shares available to be repurchased was reset to 5.0 million pursuant to the Share Repurchase Program authorized on February 9, 2017, which will expire one year from the effective date. Amounts in this column represent the shares available to be repurchased, pursuant to the Share Repurchase Program.

According to the terms of our credit facility, we are not permitted to declare or make any dividend payments, other than dividend payments made by one of its wholly owned subsidiaries to the parent company. Refer to Note 8, Debt and Financing Arrangements, to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2016 for a description of working capital restrictions and limitations on the payment of dividends.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

10.1

Amended and Restated Employment Agreement by and between the Company and Ware H. Grove, Jr., dated March 30, 2017 (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, on April 4, 2017, and incorporated herein by reference).

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

101 *

The following materials from CBIZ, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iii) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2017 and the year ended December 31, 2016; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (v) Notes to the Consolidated Financial Statements.

*	Indicates documents filed herewith.
**	Indicates document furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBIZ, Inc.
(Registrant)

Date:	May 5, 2017	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer