Form 10-Q
period 2017-06-30
CBIZ, Inc.
filed 2017-08-03
CIK 944148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at July 31, 2017
Common Stock, par value $0.01 per share	54,818,911

CBIZ, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$1,161	$3,494
Restricted cash	34,924	27,880
Accounts receivable, net	218,317	175,354
Other current assets	25,489	21,407
Current assets before funds held for clients	279,891	228,135
Funds held for clients	148,704	213,457
Total current assets	428,595	441,592
Non-current assets:
Property and equipment, net	23,728	19,450
Goodwill and other intangible assets, net	618,846	584,401
Assets of deferred compensation plan	76,251	69,912
Notes receivable	1,198	1,227
Other non-current assets	2,048	2,006
Total non-current assets	722,071	676,996
Total assets	$1,150,666	$1,118,588
LIABILITIES
Current liabilities:
Accounts payable	$62,013	$45,772
Income taxes payable	6,946	1,048
Accrued personnel costs	36,265	45,221
Notes payable	1,210	1,060
Contingent purchase price liability	18,396	16,322
Other current liabilities	16,604	16,169
Current liabilities before client fund obligations	141,434	125,592
Client fund obligations	148,814	213,855
Total current liabilities	290,248	339,447
Non-current liabilities:
Bank debt	210,600	191,400
Debt issuance costs	(1,090)	(1,351)
Total long-term debt	209,510	190,049
Notes payable	1,696	1,721
Income taxes payable	4,612	4,426
Deferred income taxes, net	4,464	3,545
Deferred compensation plan obligations	76,251	69,912
Contingent purchase price liability	24,830	17,387
Other non-current liabilities	15,693	12,080
Total non-current liabilities	337,056	299,120
Total liabilities	627,304	638,567
STOCKHOLDERS' EQUITY
Common stock	1,296	1,282
Additional paid in capital	668,542	655,629
Retained earnings	330,797	294,925
Treasury stock	(476,986)	(471,311)
Accumulated other comprehensive loss	(287)	(504)
Total stockholders’ equity	523,362	480,021
Total liabilities and stockholders’ equity	$1,150,666	$1,118,588

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue	$211,016	$197,015	$452,475	$421,253
Operating expenses	188,120	173,996	380,886	352,113
Gross margin	22,896	23,019	71,589	69,140
Corporate general and administrative expenses	9,232	8,346	18,000	18,591
Operating income	13,664	14,673	53,589	50,549
Other (expense) income:
Interest expense	(1,692)	(1,733)	(3,209)	(3,259)
Gain on sale of operations, net	23	50	45	151
Other income, net	3,764	703	6,501	2,850
Total other income (expense), net	2,095	(980)	3,337	(258)
Income from continuing operations before income tax expense	15,759	13,693	56,926	50,291
Income tax expense	4,343	5,306	20,484	20,106
Income from continuing operations	11,416	8,387	36,442	30,185
Loss from discontinued operations, net of tax	(418)	(258)	(570)	(288)
Net income	$10,998	$8,129	$35,872	$29,897
Earnings (loss) per share:
Basic:
Continuing operations	$0.21	$0.16	$0.68	$0.58
Discontinued operations	(0.01)	—	(0.01)	(0.01)
Net income	$0.20	$0.16	$0.67	$0.57
Diluted:
Continuing operations	$0.20	$0.16	$0.66	$0.57
Discontinued operations	(0.01)	—	(0.01)	(0.01)
Net income	$0.19	$0.16	$0.65	$0.56
Basic weighted average shares outstanding	53,968	52,031	53,632	51,802
Diluted weighted average shares outstanding	55,831	53,079	55,530	52,901
Comprehensive Income:
Net income	$10,998	$8,129	$35,872	$29,897
Other comprehensive income (loss), net of tax	37	(130)	217	(441)
Comprehensive income	$11,035	$7,999	$36,089	$29,456

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

							Accumulated
	Issued			Additional			Other
	Common	Treasury	Common	Paid-In	Retained	Treasury	Comprehensive
	Shares	Shares	Stock	Capital	Earnings	Stock	Loss	Totals
December 31, 2016	128,191	74,147	$1,282	$655,629	$294,925	$(471,311)	$(504)	$480,021
Net income	—	—	—	—	35,872	—	—	35,872
Other comprehensive income	—	—	—	—	—	—	217	217
Share repurchases	—	400	—	—	—	(5,675)	—	(5,675)
Restricted stock	294	—	3	(3)	—	—	—	—
Stock options exercised	805	—	8	5,641	—	—	—	5,649
Share-based compensation	—	—	—	2,790	—	—	—	2,790
Business acquisitions	312	—	3	4,485	—	—	—	4,488
June 30, 2017	129,602	74,547	$1,296	$668,542	$330,797	$(476,986)	$(287)	$523,362

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$35,872	$29,897
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	570	288
Gain on sale of operations, net	(45)	(151)
Depreciation and amortization expense	11,279	10,682
Amortization of discount on notes and deferred financing costs	262	262
Amortization of discount on contingent earnout liability	276	106
Bad debt expense, net of recoveries	2,439	2,205
Adjustment to contingent earnout liability	(1,032)	(714)
Deferred income taxes	776	894
Employee stock awards	2,790	2,842
Excess tax benefits from share based payment arrangements	(2,678)	(673)
Changes in assets and liabilities, net of acquisitions and divestitures:
Restricted cash	(7,044)	(6,998)
Accounts receivable, net	(40,997)	(36,439)
Other assets	(263)	(2,950)
Accounts payable	14,376	19,268
Income taxes payable	8,762	7,766
Accrued personnel costs	(9,598)	(6,616)
Other liabilities	1,989	2,163
Operating cash flows provided by continuing operations	17,734	21,832
Operating cash flows (used in) provided by discontinued operations	(540)	428
Net cash provided by operating activities	17,194	22,260
Cash flows from investing activities:
Business acquisitions and purchases of client lists, net of cash acquired	(26,561)	(34,004)
Purchases of client fund investments	(11,788)	(4,963)
Proceeds from the sales and maturities of client fund investments	4,375	4,747
Proceeds from sales of divested operations	45	93
Increase in funds held for clients	72,417	3,649
Additions to property and equipment, net	(6,749)	(1,837)
Collection of notes receivable	18	119
Net cash provided by (used in) investing activities	31,757	(32,196)
Cash flows from financing activities:
Proceeds from bank debt	308,000	278,000
Payment of bank debt	(288,800)	(248,300)
Payment on early extinguishment of convertible debt	—	(760)
Payment for acquisition of treasury stock	(5,675)	(7,828)
Decrease in client funds obligations	(65,041)	(3,504)
Proceeds from exercise of stock options	5,649	3,529
Payment of contingent consideration for acquisitions and client list purchases	(5,211)	(4,110)
Excess tax benefit from exercise of stock awards	—	673
Payment of notes payable	(206)	(116)
Deferred financing costs	—	(6)
Net cash (used In) provided by financing activities	(51,284)	17,578
Net (decrease) increase in cash and cash equivalents	(2,333)	7,642
Cash and cash equivalents at beginning of year	3,494	850
Cash and cash equivalents at end of period	$1,161	$8,492

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

These interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017.

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management’s estimates and assumptions include, but are not limited to, estimates of collectability of accounts receivable and unbilled revenue, the realizability of goodwill and other intangible assets, the fair value of certain assets, the valuation of stock options in determining compensation expense, estimates of accrued liabilities (such as incentive compensation, self-funded health insurance accruals, legal reserves, income tax uncertainties and contingent purchase price obligations), the provision for income taxes and the realizability of deferred tax assets. Management’s estimates and assumptions are derived from and are continually evaluated based upon available information, judgment and experience. Changes in circumstances could cause actual results to differ materially from those estimates.

Refer to Note 1, Organization and Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2016 for a description of revenue recognition policies.

Note 2. Accounts Receivable, Net

Accounts receivable, net, at June 30, 2017 and December 31, 2016 were as follows (in thousands):

	June 30,	December 31,
	2017	2016
Trade accounts receivable	$153,156	$132,880
Unbilled revenue, at net realizable value	77,987	55,982
Total accounts receivable	231,143	188,862
Allowance for doubtful accounts	(12,826)	(13,508)
Accounts receivable, net	$218,317	$175,354

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 3. Goodwill and Other Intangible Assets, Net

The components of goodwill and other intangible assets, net, at June 30, 2017 and December 31, 2016 were as follows (in thousands):

	June 30,	December 31,
	2017	2016
Goodwill	$526,984	$487,484
Intangible assets:
Client lists	175,397	172,343
Other intangible assets	8,703	7,994
Total intangible assets	184,100	180,337
Total goodwill and intangibles assets	711,084	667,821
Accumulated amortization:
Client lists	(88,754)	(80,560)
Other intangible assets	(3,484)	(2,860)
Total accumulated amortization	(92,238)	(83,420)
Goodwill and other intangible assets, net	$618,846	$584,401

Note 4. Depreciation and Amortization

Depreciation and amortization expense for property and equipment and intangible assets for the three and six months ended June 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Operating expenses	$5,546	$5,322	$11,089	$10,452
Corporate general and administrative expenses	92	115	190	230
Total depreciation and amortization expense	$5,638	$5,437	$11,279	$10,682

Note 5. Debt and Financing Arrangements

At June 30, 2017, our primary financing arrangement was the $400 million unsecured credit facility discussed below, which provides us with the capital necessary to meet our working capital needs as well as the flexibility to continue with our strategic initiatives, including business acquisitions and share repurchases. In addition to the discussion below, refer to our Annual Report on Form 10-K for the year ended December 31, 2016 for additional details of our debt and financing arrangements.

Bank Debt

We have a $400 million unsecured credit facility with Bank of America as agent for a group of eight participating banks that matures in July 2019. The balance outstanding under the credit facility was $210.6 million and $191.4 million at June 30, 2017 and December 31, 2016, respectively.

Interest rates for the six months ended June 30, 2017 and 2016 were as follows:

	Six Months Ended
	June 30,
	2017	2016
Weighted average rates	2.60%	2.38%
Range of effective rates	2.19% - 4.75%	1.82% - 3.50%

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

We have approximately $140 million of available funds under the credit facility at June 30, 2017, net of outstanding letters of credit of $2.3 million. The credit facility provides us with operating flexibility and funding to support seasonal working capital needs and other strategic initiatives such as acquisitions and share repurchases. As of June 30, 2017, we were in compliance with our debt covenants.

•

Available funds under the credit facility are based on a multiple of earnings before interest, taxes, depreciation and amortization as defined in the credit facility, and are reduced by letters of credit, license bonds, other indebtedness and outstanding borrowings under the credit facility.

•

Under the credit facility, loans are charged an interest rate consisting of a base rate or Eurodollar rate plus an applicable margin, letters of credit are charged based on the same applicable margin, and a commitment fee is charged on the unused portion of the credit facility.

Interest Expense

During the three and six months ended June 30, 2017 and 2016, we recognized interest expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Credit facility (1)	$1,692	$1,731	$3,209	$3,251
2006 Notes (2)	—	2	—	8
Total interest expense	$1,692	$1,733	$3,209	$3,259

(1)	Components of interest expense related to the credit facility include amortization of deferred financing costs, commitment fees and line of credit fees.
(2)

During the second quarter of 2016, we redeemed the remaining 3.125% Convertible Senior Subordinated Notes (the “2006 Notes”) for $750 thousand in cash plus accrued interest under an optional early redemption provision.

Note 6. Commitments and Contingencies

Letters of Credit and Guarantees

We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $2.3 million at both June 30, 2017 and December 31, 2016. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.5 million and $2.3 million at June 30, 2017 and December 31, 2016, respectively.

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

With the exception of claims being pursued by two plaintiffs from the Ashkenazi lawsuit (“Baldino Group”), all other related matters have been dismissed or settled without payment by the CBIZ Parties. The Baldino Group’s claims, which allege damages of approximately $16 million, are currently stayed as to the CBIZ Parties and Mayer Hoffman, and no trial date has been set.

On September 16, 2016, CBIZ, Inc. and its subsidiary CBIZ Benefits & Insurance Services, Inc. (“CBIZ Benefits”) were named as defendants in a lawsuit filed in the U.S. District Court for the Western District of Pennsylvania. The federal court case is brought by UPMC, d/b/a University of Pittsburgh Medical Center, and a health system it acquired, UPMC Altoona (formerly, Altoona Regional Health System).  The lawsuit asserts professional negligence, breach of contract, and negligent misrepresentation claims against CBIZ, CBIZ Benefits and a former employee of CBIZ Benefits in connection with actuarial services provided by CBIZ Benefits to Altoona Regional Health System. The complaint seeks damages in an amount of no less than $142 million.

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

Note 7. Financial Instruments

Bonds

We held corporate and municipal bonds with par values totaling $50 million and $42.4 million at June 30, 2017 and December 31, 2016, respectively. All bonds are investment grade and are classified as available-for-sale. These bonds have maturity or callable dates ranging from July 2017 through May 2022, and are included in “Funds held for clients – current” in the accompanying Consolidated Balance Sheets based on our intent and ability to sell these investments at any time under favorable conditions. The following table summarizes our bond activity for the six months ended June 30, 2017 and the twelve months ended December 31, 2016 (in thousands):

	Six Months Ended	Twelve Months Ended
	June 30, 2017	December 31, 2016
Fair value at beginning of period	$44,573	$43,142
Purchases	11,788	11,355
Redemptions	(940)	(2,900)
Maturities	(3,435)	(6,878)
Increase (decrease) in bond premium	204	(106)
Fair market value adjustment	251	(40)
Fair value at end of period	$52,441	$44,573

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

During the second quarter of 2017, we entered into an additional interest rate swap with a notional value of $20 million at a fixed interest rate of 1.77% maturing in 5 years.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following table summarizes our outstanding interest rate swaps and their classification in the accompanying Consolidated Balance Sheets at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	Notional	Fair
	Amount	Value (1)	Balance Sheet Location
Interest rate swaps (2)	$70,000	$629	Other non-current assets
Interest rate swaps (2)	$10,000	$13	Other current assets

	December 31, 2016
	Notional	Fair
	Amount	Value (1)	Balance Sheet Location
Interest rate swaps (2)	$50,000	$525	Other non-current assets
Interest rate swaps (2)	$10,000	$4	Other current assets

(1)	Refer to Note 8, Fair Value Measurements, for additional disclosures regarding fair value measurements.
(2)

Under the terms of the interest rate swaps, we pay interest at a fixed rate of interest plus applicable margin as stated in the agreement, and receive interest that varies with the one-month LIBOR. The notional value, fixed rate of interest and maturity date of each interest rate swap is (i) $10 million – 0.885% - November 2017, (ii) $15 million – 1.155% - November 2018, (iii) $25 million – 1.300% - October 2020, (iv) $10 million – 1.120% - February 2021 and (v) $20 million – 1.770% - May 2022.

The following table summarizes the effects of the interest rate swaps on the accompanying Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016 (in thousands):

	(Loss) Gain Recognized in AOCL, net of tax		Gain (Loss) Reclassified from AOCL into Expense
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest rate swap	$(22)	$(231)	$42	$(110)

	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest rate swap	$71	$(763)	$100	$215

Note 8. Fair Value Measurements

The following table summarizes our assets and liabilities at June 30, 2017 and December 31, 2016 that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (in thousands):

	Level	June 30, 2017	December 31, 2016
Deferred compensation plan assets	1	$76,251	$69,912
Corporate and municipal bonds	1	$52,441	$44,573
Interest rate swaps	2	$642	$529
Contingent purchase price liabilities	3	$(43,226)	$(33,709)

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

During the six months ended June 30, 2017 and 2016, there were no transfers between the valuation hierarchy Levels 1, 2 and 3. The following table summarizes the change in Level 3 fair values of our contingent purchase price liabilities for the six months ended June 30, 2017 and 2016 (pre-tax basis) (in thousands):

	2017	2016
Beginning balance – January 1	$(33,709)	$(24,817)
Additions from business acquisitions	(17,526)	(15,088)
Settlement of contingent purchase price liabilities	7,253	6,349
Change in fair value of contingencies	1,032	714
Change in net present value of contingencies	(276)	(106)
Ending balance – June 30	$(43,226)	$(32,948)

Contingent Purchase Price Liabilities

Contingent purchase price liabilities arise from business acquisitions and are classified as Level 3 due to the utilization of a probability weighted discounted cash flow approach to determine the fair value of the contingency.

A contingent liability is established (“Additions from business acquisitions” in the table above) for each acquisition that has a contingent purchase price component extending over a term of two to six years. These liabilities are reviewed quarterly and adjusted if necessary. Refer to Note 12, Acquisitions, for further discussion of contingent purchase price liabilities.

•	The significant unobservable input used in the fair value measurement of the contingent purchase price liabilities is the future performance of the acquired business.
o

The future performance of the acquired business directly impacts the contingent purchase price that is paid to the seller; thus, performance that exceeds estimates may result in a higher payout, and a performance under estimates may result in a lower payout (“Settlement of contingent purchase price liabilities” in the table above).

o

Changes in the expected amount of potential payouts are recorded as adjustments to the initial contingent purchase price liability, with the same amount being recorded in the accompanying Consolidated Statements of Comprehensive Income (“Change in fair value of contingencies” and “Change in net present value of contingencies” in the table above). The change in fair value of contingencies also includes an adjustment for the change in share price of CBIZ common stock for the portion of future contingent consideration to be settled in stock.

Note 9. Other Comprehensive Income (Loss)

The following table is a summary of other comprehensive income (loss) and discloses the tax impact of each component of other comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net unrealized gain on available-for-sale securities, net of income taxes (1)	$62	$112	$151	$343
Net unrealized (loss) gain on interest rate swaps, net of income taxes (2)	(22)	(231)	71	(763)
Foreign currency translation	(3)	(11)	(5)	(21)
Total other comprehensive income (loss)	$37	$(130)	$217	$(441)

(1)

Net of income tax expense of $41 and $75 for the three months ended June 30, 2017 and 2016, respectively, and net of income tax expense of $100 and $167 for the six months ended June 30, 2017 and 2016, respectively.

(2)

Net of income tax benefit of $13 and $136 for the three months ended June 30, 2017 and 2016, respectively, and net of income tax expense (benefit) of $42 and ($448) for the six months ended June 30, 2017 and 2016, respectively.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Accumulated other comprehensive loss, net of tax, was approximately $0.3 million and $0.5 million at June 30, 2017 and December 31, 2016, respectively. Accumulated other comprehensive loss consisted of adjustments, net of tax, for unrealized gains and losses on available-for-sale securities and interest rate swaps, and foreign currency translation.

Note 10. Employee Share Plans

Under our stock incentive plan, which expires in 2024, a maximum of 9.6 million stock options, shares of restricted stock or other stock-based compensation awards may be granted. Shares subject to award under this plan may be either authorized but unissued shares of CBIZ common stock or treasury shares. Compensation expense for stock-based awards recognized during the three and six months ended June 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Stock options	$524	$564	$1,050	$1,143
Restricted stock awards	891	869	1,740	1,699
Total stock-based compensation expense	$1,415	$1,433	$2,790	$2,842

Stock award activity during the six months ended June 30, 2017 was as follows (in thousands, except per share data):

	Stock Options		Restricted Stock Awards
	Number of Options	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant-Date Fair Value (1)
Outstanding at beginning of year	4,376	$8.02	827	$9.14
Granted	654	$15.54	295	$14.90
Exercised or released	(805)	$7.02	(393)	$8.61
Expired or canceled	(6)	$7.44	(1)	$8.36
Outstanding at June 30, 2017	4,219	$9.38	727	$11.76
Exercisable at June 30, 2017	2,370	$7.61

(1)	Represents weighted average market value of the shares; awards are granted at no cost to the recipients.

We utilized the Black-Scholes-Merton options-pricing model to determine the fair value of stock options on the date of grant. The fair value of stock options granted during the second quarter of 2017 was $3.49. The following weighted average assumptions were utilized:

Six Months Ended June 30,
Expected volatility (1)	22.22%
Expected option life (years) (2)	4.61
Risk-free interest rate (3)	1.85%
Expected dividend yield (4)	0.00%

(1)	The expected volatility assumption was determined based upon the historical volatility of our stock price, using daily price intervals.
(2)

The expected option life was determined based upon our historical data using a midpoint scenario, which assumes all options are exercised halfway between the expiration date and the weighted average time for the option to vest.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(3)	The risk-free interest rate assumption was based upon zero-coupon U.S. Treasury bonds with a term approximating the expected life of the respective options.
(4)	The expected dividend yield assumption was determined in view of our historical and estimated dividend payouts. We do not expect to change our dividend payout policy in the foreseeable future.

Note 11. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the three and six months ended June 30, 2017 and 2016 (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Income from continuing operations	$11,416	$8,387	$36,442	$30,185
Denominator:
Basic
Weighted average common shares outstanding	53,968	52,031	53,632	51,802
Diluted
Stock options (1)	1,544	814	1,524	811
Restricted stock awards (1)	319	229	374	283
Contingent shares (2)	—	5	—	5
Diluted weighted average common shares outstanding	55,831	53,079	55,530	52,901
Basic earnings per share from continuing operations	$0.21	$0.16	$0.68	$0.58
Diluted earnings per share from continuing operations	$0.20	$0.16	$0.66	$0.57

(1)

A total of 0.5 million and 0.2 million share based awards were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2017, respectively, and a total of 1.7 million and 1.5 million share based awards were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2016, respectively, as their effect would be anti-dilutive.

(2)

Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by us once future considerations have been met. Refer to Note 12, Acquisitions, for further details.

Note 12. Acquisitions

2017

During the first half of 2017, we acquired substantially all of the assets of three businesses; CMF Associates, LLC (“CMF”), Slaton Insurance (“Slaton”) and Pacific Coastal Pension and Insurance Services, Inc. (“Pacific Coastal”). Aggregate consideration for these acquisitions consisted of approximately $23.7 million in cash consideration, $2 million in CBIZ common stock and $17.5 million in contingent consideration.

Under the terms of these acquisition agreements, a portion of the purchase price is contingent on future performance of the business acquired. We have preliminarily determined that the fair value of the contingent consideration arrangements for these acquisitions was $17.5 million, of which $5.9 million was recorded in “Contingent purchase price liability – current” and $11.6 million was recorded in “Contingent purchase price liability – non-current” in the accompanying Consolidated Balance Sheets at June 30, 2017.

Annualized revenue attributable to CMF, Slaton and Pacific Coastal is estimated to be approximately $19.2 million, $2.6 million, and $1.4 million, respectively. Pro forma results of operations for these acquisitions have not been presented because the effects of the acquisitions were not significant to our results.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The acquisition of CMF, located in Philadelphia, Pennsylvania, was effective June 1, 2017. CMF provides various financial consulting, executive search and deal origination services. Operating results of CMF are reported in the Financial Services practice group. The acquisition of Slaton, located in West Palm Beach, Florida, was effective June 1, 2017. Slaton is a full service insurance brokerage firm offering clients a complete line of services including commercial lines, risk management and employee benefits. The acquisition of Pacific Coastal, located in Morgan Hill, California, was effective February 1, 2017. Pacific Coastal provides defined contribution third party administrative and consulting services. Operating results for both Slaton and Pacific Coastal are reported in the Benefits and Insurance practice group.

The preliminary estimated fair values of the assets acquired and the liabilities assumed during the six months ended June 30, 2017 are as follows (in thousands):

Six Months Ended
June 30, 2017
Cash	$843
Accounts receivable, net	4,338
Property and equipment, net	24
Other assets	151
Identifiable intangible assets	3,115
Current liabilities	(4,716)
Total identifiable net assets	$3,755
Goodwill	39,460
Aggregate purchase price	$43,215

The goodwill of $39.5 million arising from the acquisitions in the first half of 2017 primarily results from expected future earnings and cash flows from the existing management team, as well as the synergies created by the integration of the new business within the CBIZ organization, including cross-selling opportunities expected with our Financial Services and Benefits and Insurance practice groups, to help strengthen our existing service offerings and expand our market position.

2016

During the first half of 2016, we acquired substantially all of the non-attest assets of three businesses; Flex-Pay Business Services, Inc., (“Flex-Pay”), The Savitz Organization (“Savitz”) and Millimaki Eggert, L.L.P., (“Millimaki”).  Aggregate consideration for these acquisitions consisted of approximately $33 million in cash consideration, $1.6 million in CBIZ common stock and $15.1 million in contingent consideration.

Under the terms of these acquisition agreements, a portion of the purchase price is contingent on future performance of the business acquired. Utilizing a probability weighted income approach, we determined that the fair value of the contingent consideration arrangement for these acquisitions was $15.1 million, of which $4.4 million was recorded in “Contingent purchase price liability – current” and $10.7 million was recorded in “Contingent purchase price liability – non-current” in the Consolidated Balance Sheets at June 30, 2016.

Annualized revenue attributable to Flex-Pay, Savitz and Millimaki is estimated to be approximately $10 million, $20 million, and $2.4 million, respectively. Pro forma results of operations for these acquisitions have not been presented because the effects of the acquisitions were not significant to our results.

The acquisition of Flex-Pay, located in Winston-Salem, North Carolina, was effective June 1, 2016. Flex-Pay provides payroll processing, Affordable Care Act fulfillment and human resource solutions to more than 3,600 clients primarily in the Southeast. The acquisition of Savitz, headquartered in Philadelphia, Pennsylvania, with offices in Atlanta, Georgia, and Newton, Massachusetts, was effective April 1, 2016. Savitz is an employee retirement and health and welfare benefits firm that provides actuarial, consulting and administration outsourcing services. Operating results for both Flex-Pay and Savitz are reported in the Benefits and Insurance practice group. The acquisition of Millimaki, located in San Diego, California, was effective January 1, 2016. Millimaki provides professional tax, accounting, and financial services, with a specialty niche practice in the real estate sector, to closely held businesses, their owners, and mid-to-high net worth individuals. Operating results are reported in the Financial Services practice group.

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

The goodwill of $26.5 million arising from the acquisitions in the first half of 2016 primarily results from the same reasons as discussed above in the 2017 section.

Client Lists

During the six months ended June 30, 2017, we purchased one client list which is reported in the Benefits and Insurance practice group for $0.7 million of contingent consideration. During the same period in 2016, we purchased three clients lists, two of which are reported in the Benefits and Insurance practice group, and one in the Financial Services practice group. Total consideration for these client lists was $0.2 million in cash consideration, $1 million of guaranteed future consideration and $0.7 million of contingent consideration.

Change in Contingent Purchase Price Liability for Previous Acquisitions

During the first half of 2017 and 2016, we decreased the fair value of the contingent purchase price liability related to prior acquisitions by $0.8 million and $0.7 million, respectively. These changes in fair value are attributable to subsequent measurement adjustments based on projected future results of the acquired businesses, net present value adjustments and changes in the CBIZ common stock price. These adjustments are included in “Other income, net” in the accompanying Consolidated Statements of Comprehensive Income.

Contingent Payments for Previous Acquisitions and Client Lists

We paid $4.8 million in cash and issued approximately 177,000 shares of CBIZ common stock during the six months ended June 30, 2017 for previous acquisitions. For the first half of 2017, we also paid approximately $0.4 million in cash for previous client list purchases. For the same period in 2016, we paid $4.1 million in cash and issued approximately 220,000 shares of CBIZ common for previous acquisitions.

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

Discontinued Operations

Revenue and results from operations of discontinued operations are separately reported as “Loss from discontinued operations, net of tax” in the accompanying Consolidated Statements of Comprehensive Income. During the first half of both 2017 and 2016, we did not discontinue the operations of any of our businesses.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Revenue and results from operations of discontinued operations for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue	$—	$—	$—	$—
Loss from discontinued operations before income tax	$(705)	$(437)	$(958)	$(488)
Income tax benefit	(287)	(179)	(388)	(200)
Loss from discontinued operations, net of tax	$(418)	$(258)	$(570)	$(288)

Divestitures

Gains or losses from divested operations and assets that do not qualify for treatment as discontinued operations are recorded as “Gain on sale of operations, net” in the accompanying Consolidated Statements of Comprehensive Income. During the first half of 2017 and 2016, we did not sell any operations. Gains recorded during the three and six months ended June 30, 2017 and 2016, respectively, relate to contingent consideration earned on sales made in previous periods.

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Segment information for the three months ended June 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended June 30, 2017
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$132,591	$70,559	$7,866	$—	$211,016
Operating expenses	115,851	59,877	7,235	5,157	188,120
Gross margin	16,740	10,682	631	(5,157)	22,896
Corporate general & admin	—	—	—	9,232	9,232
Operating income (loss)	16,740	10,682	631	(14,389)	13,664
Other income (expense):
Interest expense	—	(9)	—	(1,683)	(1,692)
Gain on sale of operations, net	—	—	—	23	23
Other income (expense), net	28	120	(9)	3,625	3,764
Total other income (expense)	28	111	(9)	1,965	2,095
Income (loss) from continuing operations before income tax expense	$16,768	$10,793	$622	$(12,424)	$15,759

	Three Months Ended June 30, 2016
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$122,856	$66,484	$7,675	$—	$197,015
Operating expenses	106,987	56,344	7,005	3,660	173,996
Gross margin	15,869	10,140	670	(3,660)	23,019
Corporate general & admin	—	—	—	8,346	8,346
Operating income (loss)	15,869	10,140	670	(12,006)	14,673
Other income (expense):
Interest expense	—	(10)	—	(1,723)	(1,733)
Gain on sale of operations, net	—	—	—	50	50
Other (expense) income, net	(27)	84	1	645	703
Total other (expense) income	(27)	74	1	(1,028)	(980)
Income (loss) from continuing operations before income tax expense	$15,842	$10,214	$671	$(13,034)	$13,693

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Segment information for the six months ended June 30, 2017 and 2016 was as follows (in thousands):

	Six Months Ended June 30, 2017
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$291,224	$145,723	$15,528	$—	$452,475
Operating expenses	235,240	120,019	14,242	11,385	380,886
Gross margin	55,984	25,704	1,286	(11,385)	71,589
Corporate general & admin	—	—	—	18,000	18,000
Operating income (loss)	55,984	25,704	1,286	(29,385)	53,589
Other income (expense):
Interest expense	—	(20)	—	(3,189)	(3,209)
Gain on sale of operations, net	—	—	—	45	45
Other income (expense), net	43	216	(9)	6,251	6,501
Total other income (expense)	43	196	(9)	3,107	3,337
Income (loss) from continuing operations before income tax expense	$56,027	$25,900	$1,277	$(26,278)	$56,926

	Six Months Ended June 30, 2016
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$275,063	$130,811	$15,379	$—	$421,253
Operating expenses	220,484	110,024	13,882	7,723	352,113
Gross margin	54,579	20,787	1,497	(7,723)	69,140
Corporate general & admin	—	—	—	18,591	18,591
Operating income (loss)	54,579	20,787	1,497	(26,314)	50,549
Other income (expense):
Interest expense	—	(20)	—	(3,239)	(3,259)
Gain on sale of operations, net	—	—	—	151	151
Other income, net	227	158	1	2,464	2,850
Total other income (expense)	227	138	1	(624)	(258)
Income (loss) from continuing operations before income tax expense	$54,806	$20,925	$1,498	$(26,938)	$50,291

Note 15. New Accounting Pronouncements

The Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) is the sole source of authoritative GAAP other than the Securities and Exchange Commission (“SEC”) issued rules and regulations that apply only to SEC registrants. The FASB issues an Accounting Standards Update (“ASU”) to communicate changes to the FASB codification. We assess and review the impact of all changes to the FASB codification. ASU's not listed below were reviewed and determined to be either not applicable or are not expected to have a material impact on our consolidated financial statements.

Accounting Standards Adopted in 2017

Share-Based Compensation: In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which requires the tax effects related to share-based payments to be recorded through the income statement and simplifies the accounting requirements for forfeitures and employers' tax withholding requirements. We elected prospective treatment in regards to ASU 2016-09 beginning January 1, 2017. For the second quarter of 2017, the adoption of ASU 2016-09 resulted in an increase of approximately 0.6 million diluted shares and a realized tax benefit of approximately $2.2 million. For the first half of 2017, the adoption of this ASU resulted in an increase of approximately 0.6 million diluted shares and a realized tax benefit of approximately $2.8 million. This tax benefit,

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

which would have previously been recorded in additional paid-in capital in our Consolidated Balance Sheets, is now recorded directly to income tax expense in our Consolidated Statements of Comprehensive Income. We elected to classify excess tax benefits as an operating activity in the Consolidated Statements of Cash Flows instead of as a financing activity on a prospective basis and did not retrospectively adjust prior periods, as permitted. We also elected to continue our current policy of estimating forfeitures of share-based compensation awards at the time of grant and revising in subsequent periods to reflect actual forfeitures. Going forward, we anticipate moderate volatility in our effective tax rate adjustments related to our share-based compensation incentives which will be recorded directly into our results of operations.

Accounting Standards Not Yet Adopted

Modification Accounting for Share-Based Payment Awards: In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting” (“ASU 2017-09”), clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. This new accounting standard requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective for us on a prospective basis beginning on January 1, 2018, with early adoption permitted. We typically do not change either the terms or conditions of share-based payment awards once they are granted, therefore; this new guidance is not expected to have a material impact on our consolidated financial statements.

Subsequent Measurement of Goodwill: In January 2017, the FASB issued ASU No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"), which removes step two of the goodwill impairment test. Goodwill impairment will be based upon the results of step one of the impairment test, which is defined as the excess of the carrying amount of a reporting unit over its fair value, not to exceed the carrying amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for us on a prospective basis beginning on January 1, 2020, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The impact of this new guidance will depend upon the performance of the reporting units and the market conditions impacting the fair value of each reporting unit going forward.

Clarifying the Definition of a Business: In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” (“ASU 2017-01”), which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard will be effective for us beginning on January 1, 2018, with early adoption permitted. We are currently evaluating the impact of this new guidance on our consolidated financial statements.

Restricted Cash - Statement of Cash Flows: In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230)” (“ASU 2016-18”), which applies to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows. This new accounting standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and the amounts generally described as restricted cash or restricted cash equivalents when reconciling beginning-of-period and end-of-period total amounts show on the statement of cash flows. ASU 2016-18 also requires the disclosure of information about the nature of the restriction. ASU 2016-18 is effective retrospectively for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. We are currently assessing the impact of this new guidance on our consolidated financial statements.

Statement of Cash Flows: In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which clarifies how certain cash receipts and payments are to be presented in the statement of cash flows. This new guidance will be effective for us beginning on January 1, 2018, with early adoption permitted, and is not expected to have a material impact on our consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Leases: In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) which supersedes Topic 840, “Leases.” This new accounting standard is intended to increase transparency and comparability among organizations relating to leases and will require enhanced disclosures about our leasing arrangements. Under the new guidance, lessees will be required to recognize a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. The FASB retained a dual model for lease classification, requiring leases to be classified as either operating or finance leases to determine recognition in the income statement and statements of cash flows; however, substantially all leases will be required to be recognized on the balance sheet. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern.

ASU 2016-02 is effective for us beginning on January 1, 2019, with early adoption permitted. The new standard requires a “modified retrospective” adoption, meaning the standard is applied to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We do not believe this new guidance will have a significant impact on our liquidity or our debt covenant compliance under our current credit agreements. We are currently assessing the impact of this new guidance on our consolidated financial statements.

Revenue from Contracts with Customers: In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date” (“ASU 2015-14”). ASU 2015-14 defers the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which was issued in May 2014, by one year for all entities. This new accounting standard provides a comprehensive revenue recognition model for all contracts with customers and supersedes current revenue recognition guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of promised goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new standard also includes enhanced disclosures. In March, April and May 2016, the FASB issued additional ASUs clarifying certain aspects of ASU 2014-09. The core principle of ASU 2014-09 was not changed by the additional guidance.

We have organized a team and have developed a project plan to guide the implementation. The project plan includes working sessions to review, evaluate and document the arrangements with customers under our various reporting units to identify potential differences that would result from applying the requirements of the new standard. We are currently in the process of developing an updated accounting policy, evaluating new disclosure requirements and identifying and implementing appropriate changes to business processes, systems and controls to support recognition and disclosure under the new standard. Based on our evaluation of our current contracts and revenue streams, revenue recognition will mostly be consistent under both the current and new standard. However, we expect the guidance in certain areas, particularly in our Benefits and Insurance Services practice group, to impact our current revenue recognition policies. We expect that disclosures in our notes to the consolidated financial statements related to revenue recognition will be significantly expanded under the new standard.

In our property and casualty business unit, the current accounting policy under agency billing arrangements is to recognize commission revenue as of the later of the effective date of the insurance policy or the date billed to the customer. Following adoption, we will recognize commission revenue on the effective date of the insurance policy. Also in our property and casualty business unit, the current accounting policy under direct billing arrangements is to recognize commission revenue when the data necessary from the carriers is available. Following adoption, we will recognize commission revenue on the effective date of the insurance policy. Since the majority of our property and casualty arrangements involve contracts that are annual in term, on a year over year basis we do not believe there will be a significant change to the amount of revenue recognized in an annual period.

The effective date of this new accounting pronouncement is for interim and annual periods beginning on or after December 15, 2017. The guidance permits the use of either a full retrospective or modified retrospective transition method. We will adopt the requirements of the new standard effective January 1, 2018 and expect to use the modified retrospective transition method with the cumulative effect to the opening balance of retained earnings recognized as of the date of initial adoption. As we finalize our evaluation in upcoming quarters of 2017 we will provide updates on our progress in future filings.

Note 16. Subsequent Events

Subsequent to June 30, 2017, up to the date of this filing, we repurchased approximately 0.3 million shares in the open market at a total cost of $3.9 million under our current Rule 10b5-1 trading plan, which allows us to repurchase shares below a predetermined price per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we”, “us”, “our”, "CBIZ" or the "Company" shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.

The following discussion is intended to assist in the understanding of our financial position at June 30, 2017 and December 31, 2016, results of operations for the three months and six months ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2016. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2016.

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

Executive Summary

Revenue

Revenue for the three months ended June 30, 2017 increased $14 million, or 7.1%, to $211 million from $197 million for the same period in 2016. The increase in revenue was attributable to an increase in same-unit revenue of $7.5 million, or 3.8%, and newly acquired operations of $6.5 million, or 3.3%.

Revenue for the six months ended June 30, 2017 increased $31.2 million, or 7.4%, to $452.5 million from $421.3 million for the same period in 2016. Revenue from newly acquired operations contributed $19 million, or 4.5%, and same-unit revenue contributed $12.2 million, or 2.9%.

Income from Continuing Operations

Income from continuing operations increased $3 million, or 35.7%, to $11.4 million during the three months ended June 30, 2017 compared to $8.4 million during the same period in 2016.

Income from continuing operations increased $6.2 million, or 20.5%, to $36.4 million during the six months ended June 30, 2017 compared to $30.2 million during the same period in 2016.

Refer to “Results of Operations – Continuing Operations” for a detailed discussion of the components of income from continuing operations.

Earnings Per Diluted Share from Continuing Operations

Earnings per diluted share from continuing operations were $0.20 and $0.16 for the three months ended June 30, 2017 and 2016, respectively. The fully diluted weighted average share count increased by approximately 2.7 million shares to 55.8 million shares for the three months ended June 30, 2017 from 53.1 million shares during the same period in 2016.

Earnings per diluted share from continuing operations were $0.66 and $0.57 for the six months ended June 30, 2017 and 2016, respectively. The fully diluted weighted average share count increased by approximately 2.6 million shares to 55.5 million shares for the six months ended June 30, 2017 from 52.9 million shares for the same period in 2016.

Acquisitions

We seek to strengthen our operations and customer service capabilities by selectively acquiring businesses that expand our market position and strengthen our existing service offerings. During the second quarter of 2017, we completed two acquisitions and one client list purchase. During the first half of 2017, we have completed three acquisitions and one client list purchase. For further discussion regarding acquisitions, refer to Note 12, Acquisitions, to the accompanying consolidated financial statements.

Share Repurchases

Our first priority for the use of capital is to make strategic acquisitions. We have the financing flexibility and the capacity to carry out an active acquisition program and to take an opportunistic approach towards using funds to repurchase shares. On February 9, 2017, the CBIZ Board of Directors authorized the purchase of up to 5 million shares of CBIZ common stock under the Share Repurchase Program (the “Share Repurchase Program”), which may be suspended or discontinued at any time and expires on April 1, 2018. The shares may be purchased in open market, privately negotiated or Rule 10b5-1 trading plan purchases, which may include purchases from CBIZ employees, officers and directors, in accordance with the Securities and Exchange Commission (the “SEC”) rules. CBIZ management will determine the timing and amount of the transactions based on its evaluation of market conditions and other factors.

During the six months ended June 30, 2017, we repurchased approximately 0.3 million shares of our common stock at a total cost of approximately $4.3 million below a predetermined price per share under the Share Repurchase Plan. We also withheld approximately 0.1 million shares with an aggregate value of approximately $1.4 million during the same period from employees who exercised stock options or who received vested restricted stock awards. Such shares were withheld, if applicable, to cover the required tax withholdings.

Results of Operations – Continuing Operations

Revenue

The following tables summarize total revenue for the three and six months ended June 30, 2017 and 2016 (in thousands except percentages).

	Three Months Ended June 30,
	2017	% of Total	2016	% of Total	$ Change	% Change
Financial Services	$132,591	62.8%	$122,856	62.4%	$9,735	7.9%
Benefits and Insurance Services	70,559	33.5%	66,484	33.7%	4,075	6.1%
National Practices	7,866	3.7%	7,675	3.9%	191	2.5%
Total CBIZ	$211,016	100.0%	$197,015	100.0%	$14,001	7.1%

	Six Months Ended June 30,
	2017	% of Total	2016	% of Total	$ Change	% Change
Financial Services	$291,224	64.4%	$275,063	65.3%	$16,161	5.9%
Benefits and Insurance Services	145,723	32.2%	130,811	31.0%	14,912	11.4%
National Practices	15,528	3.4%	15,379	3.7%	149	1.0%
Total CBIZ	$452,475	100.0%	$421,253	100.0%	$31,222	7.4%

A detailed discussion of same-unit revenue by practice group is included under “Operating Practice Groups”.

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

Operating Expenses

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
	(In thousands, except percentages)
Operating expenses	$188,120	$173,996	$14,124	8.1%
Operating expenses % of revenue	89.1%	88.3%		80 bps

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	(In thousands, except percentages)
Operating expenses	$380,886	$352,113	$28,773	8.2%
Operating expenses % of revenue	84.2%	83.6%		50 bps

Three months ended June 30, 2017 compared to June 30, 2016. The majority of our operating expenses relate to personnel costs, which includes (i) salaries and benefits, (ii) commissions paid to producers (iii) incentive compensation, and (iv) share-based compensation. Operating expenses increased $14.1 million, or 8.1%, in the second quarter of 2017 compared to the second quarter of 2016, and increased to 89.1% of revenue from 88.3% of revenue for the prior year. Personnel costs increased $12.2 million, or 9%, to support our growth in revenue, with acquisitions contributing approximately $3.9 million to personnel costs. Occupancy costs increased approximately $0.7 million, 6.1%, primarily due to the renewal of existing real estate leases. The remaining fluctuation consists of other operating expenses, none of which are individually significant.

The non-qualified deferred compensation added expense of $2 million in the second quarter of 2017 compared to expense of $1 million during the same period in 2016. Excluding this item, operating expenses would have been $186.1 million and $173 million, or 88.2% and 87.8% of revenue, for the second quarter of 2017 and 2016, respectively.

Six months ended June 30, 2017 compared to June 30, 2016. Operating expenses increased $28.8 million, or 8.2%, in the first half of 2017 compared to the first half of 2016, and increased to 84.2% of revenue from 83.7% of revenue for the prior year. The increase in operating expenses was due to the same factors as discussed above in the quarterly section. Personnel costs increased $25.7 million, or 9.3%. Acquisitions contributed approximately $10.3 million to personnel costs. Occupancy costs increased approximately $1.9 million, 9.2%. The remaining fluctuation consists of other operating expenses, none of which are individually significant.

The non-qualified deferred compensation added expense of $4.9 million for the first half of 2017 compared to expense of $1.5 million during the same period in 2016. Excluding this item, operating expenses would have been $375.9 million and $350.6 million, or 83.1% and 83.2% of revenue, for the first half of 2017 and 2016, respectively.

G&A Expenses

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
	(In thousands, except percentages)
G&A expenses	$9,232	$8,346	$886	10.6%
G&A expenses % of revenue	4.4%	4.2%		20 bps

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	(In thousands, except percentages)
G&A expenses	$18,000	$18,591	$(591)	(3.2)%
G&A expenses % of revenue	4.0%	4.4%		(40 bps)

Three months ended June 30, 2017 compared to June 30, 2016. Our G&A expenses were $9.2 million in the second quarter of 2017 compared to $8.3 million for the same period in 2016 and increased to 4.4% of revenue from 4.2% of revenue for the prior year. Personnel costs increased $0.9 million, or 19.1%, primarily due to an increase in incentive-based compensation. G&A expenses, excluding the impact of the non-qualified deferred compensation plan, would have been $9 million and $8.1 million, or 4.3% and 4.2% of revenue, for the second quarter of 2017 and 2016, respectively.

Six months ended June 30, 2017 compared to June 30, 2016. For the first half of 2017, G&A expenses were $18 million compared to $18.6 million for the same period in 2016 and decreased to 4% of revenue from 4.4% of revenue for the prior year. Personnel cost decreased $0.4 million, or 3.3%, primarily due to a decrease in the executive incentive plan, partially offset by an increase in incentive-based compensation. G&A expenses, excluding the impact of the non-qualified deferred compensation plan, would have been $17.5 million and $18.3 million, or 3.9% and 4.3% of revenue, for the first half of 2017 and 2016, respectively.

Other Income (Expense), Net

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
	(In thousands, except percentages)
Interest expense	$(1,692)	$(1,733)	$41	(2.4)%
Gain on sale of operations, net	23	50	(27)	NM
Other income, net	3,764	703	3,061	NM
Total other income (expense), net	$2,095	$(980)	$3,075	NM

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	(In thousands, except percentages)
Interest expense	$(3,209)	$(3,259)	$50	(1.5)%
Gain on sale of operations, net	45	151	(106)	NM
Other income, net	6,501	2,850	3,651	NM
Total other income (expense), net	$3,337	$(258)	$3,595	NM

Interest Expense

Three and six months ended June 30, 2017 compared with June 30, 2016. Interest expense for the three and six months ended June 30, 2017 and 2016 remained flat. Our average debt balances decreased year-over-year, but our average interest rates increased. For the second quarter of 2017, our average debt balance and interest rate was $214.2 million and 2.67%, compared to $248.1 million and 2.49% for the second quarter of 2016. For the first half of 2017, our average debt balance and interest rate was $206.9 million and 2.60%, compared to $236 million and 2.38% for the first half of 2016. Our debt is further discussed in Note 5, Debt and Financing Arrangements, to the accompanying consolidated financial statements.

Other Income, Net

Three and six months ended June 30, 2017 compared with June 30, 2016. Other income, net includes a net gain of $2.2 million and $1.3 million for the second quarter of 2017 and 2016, respectively, and a net gain of $5.4 million and $1.9 million for the first half of 2017 and 2016, respectively, associated with the value of investments held in a rabbi trust related to the non-qualified deferred compensation plan. The adjustments to the investments held are offset by a corresponding increase or decrease to compensation expense, and are recorded as “Operating expenses” and “G&A expenses” in the accompanying Consolidated Statements of Comprehensive Income. The non-qualified deferred compensation plan has no impact on “Income from continuing operations before income tax expense” or “Diluted earnings per share from continuing operations”.

In addition to the impact of the non-qualified deferred compensation plan, adjustments to the fair value of our contingent purchase price liability related to prior acquisitions contributed income of $1.4 million during the second quarter of 2017 compared to expense of $0.5 million for the same period in 2016. For the first half of 2017 and 2016, adjustments to the fair value of our contingent purchase price liability related to prior acquisitions contributed $0.8 million and $0.7 million in income, respectively.

Income Tax Expense

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
	(In thousands, except percentages)
Income tax expense	$4,343	$5,306	$(963)	(18.1)%
Effective tax rate	27.6%	38.7%

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	(In thousands, except percentages)
Income tax expense	$20,484	$20,106	$378	1.9%
Effective tax rate	36.0%	40.0%

Three months ended June 30, 2017 compared to June 30, 2016. Income tax expense from continuing operations for the three months ended June 30, 2017 decreased to $4.3 million from $5.3 million for the second quarter of 2017. The effective tax rate for the second quarter of 2017 was 27.6%, compared to an effective tax rate of 38.7% for the comparable period in 2016. The decrease in the effective tax rate primarily relates to lower income tax expense due to the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-09, “Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”) beginning January 1, 2017. A $2.2 million tax benefit associated with share-based compensation, which would have previously been recorded in additional paid-in capital on our Consolidated Balance Sheets, is now recorded directly to income tax expense on our Consolidated Statements of Comprehensive Income.

Six months ended June 30, 2017 compared to June 30, 2016. Income tax expense from continuing operations for the six months ended June 30, 2017 increased to $20.4 million from $20.1 million for the six months ended June 30, 2017. The effective tax rate for the first half of 2017 was 36.0%, compared to an effective tax rate of 40.0% for the comparable period in 2016. The decrease in the effective tax rate primarily relates to lower income tax expense due to the adoption of ASU 2016-09 as discussed above in the quarterly section.

Operating Practice Groups

We deliver our integrated services through three practice groups: Financial Services, Benefits and Insurance Services and National Practices. A description of these groups' operating results and factors affecting their businesses is provided below.

Financial Services

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$129,578	$122,856	$6,722	5.5%
Acquired businesses	3,013	—	3,013
Total revenue	$132,591	$122,856	$9,735	7.9%
Operating expenses	115,851	106,987	8,864	8.3%
Gross margin	$16,740	$15,869	$871	5.5%
Gross margin percent	12.6%	12.9%

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$286,820	$275,063	$11,757	4.3%
Acquired businesses	4,404	—	4,404
Total revenue	$291,224	$275,063	$16,161	5.9%
Operating expenses	235,240	220,484	14,756	6.7%
Gross margin	$55,984	$54,579	$1,405	2.6%
Gross margin percent	19.2%	19.8%

Three months ended June 30, 2017 compared to June 30, 2016

Revenue

The Financial Services practice group revenue grew by 7.9% to $132.6 million from $122.9 million in 2016, primarily reflecting same-unit growth of $6.7 million, or 5.5%, driven by those units that provide national services, which increased 10%, as well as those units that provide traditional accounting and tax related services, which increased 3.2%. The growth in revenue from acquired businesses was provided by CMF Associates, L.L.C. (“CMF”), acquired June 1, 2017, and The Seff Group, P.C. (“Seff”), acquired November 1, 2016, adding $1.9 million and $1.1 million, respectively, in incremental revenue.

We provide a range of services to affiliated CPA firms under joint referral and administrative service agreements (“ASAs”). Fees earned under the ASAs are recorded as revenue in the accompanying Consolidated Statements of Comprehensive Income and were approximately $39.7 million and $35.5 million for the three months ended June 30, 2017 and 2016, respectively.

Operating Expenses

Operating expenses increased by $8.9 million at June 30, 2017, and increased to 87.4% of revenue, from 87.1% of revenue for the prior year. This increase is primarily due to an increase in personnel costs of $7.7 million, driven by incremental growth in our headcount and salaries and related benefits. Acquisitions contributed approximately $2.1 million to the increase in personnel costs.

Six months ended June 30, 2017 compared to June 30, 2016

Revenue

Revenue for the six months ended June 30, 2017 grew by 6.7% to $291.2 million from $275.1 million in 2016. Same-unit growth of $11.8 million, or 4.3%, was driven by those units that provide national services, which increased 6.8%, as well as those units that provide traditional accounting and tax related services, which increased 3.2%. The acquisitions of CMF and Seff, as detailed above, provided incremental revenue of $1.9 million and $2.5 million, respectively.

Fees earned under the ASAs, as described above, were approximately $90.8 million and $84.2 million for the six months ended June 30, 2017 and 2016, respectively.

Operating Expenses

Operating expenses increased by $14.8 million for the six months ended June 30, 2017, to 80.8% of revenue, from 80.2% of revenue for the prior year. This increase is primarily due to an increase in personnel costs of $13 million, driven by the same factors as discussed above in the quarterly section. Acquisitions contributed approximately $3 million to the increase in personnel costs.

Benefits and Insurance Services

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$67,108	$66,484	$624	0.9%
Acquired businesses	3,451	—	3,451
Total revenue	$70,559	$66,484	$4,075	6.1%
Operating expenses	59,877	56,344	3,533	6.3%
Gross margin	$10,682	$10,140	$542	5.3%
Gross margin percent	15.1%	15.3%

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$131,133	$130,811	$322	0.2%
Acquired businesses	14,590	—	14,590
Total revenue	$145,723	$130,811	$14,912	11.4%
Operating expenses	120,019	110,024	9,995	9.1%
Gross margin	$25,704	$20,787	$4,917	23.7%
Gross margin percent	17.6%	15.9%

Three months ended June 30, 2017 Compared to June 30, 2016

Revenue

The Benefits and Insurance Services practice group revenue increased by $4.1 million, or 6.1%, to $70.6 million at June 30, 2017 compared to $66.5 million for the same period in 2016. The increase was primarily driven by $3.5 million of incremental revenue from the acquisitions of Flex-Pay Business Services, Inc. (“Flex-Pay”), Actuarial Consultants, Inc. (“ACI”), Ed Jacobs & Associates, Inc. (“EJ&A”), all acquired in 2016, and Pacific Coastal Pension (“Pacific Coastal”), and Slaton Insurance (“Slaton”), acquired in 2017.

Operating Expenses

Operating expenses increased by $3.5 million at June 30, 2017, to 84.9% of revenue from 84.7% of revenue for the prior period. The increase in operating expenses was primarily due to an increase in personnel costs of $2.2 million, partially driven by incremental growth in headcount and salaries and related benefits. Acquisitions contributed approximately $1.7 million to the increase in personnel costs.

Six months ended June 30, 2017 Compared to June 30, 2016

Revenue

For the six months ended June 30, 2017, revenue increased by $14.9 million, or 11.4%, to $145.7 million at June 30, 2017 compared to $130.8 million for the same period in 2016. The increase was primarily driven by $14.6 million of incremental revenue from the acquisitions listed above as well as the acquisition of The Savitz Organization (“Savitz”), acquired in 2016.

Operating Expenses

Operating expenses increased by $10 million at June 30, 2017, and decreased to 82.4% of revenue from 84.1% of revenue for the prior period. The increase in operating expenses was primarily due to an increase in personnel costs of $7.7 million, including acquisitions which contributed approximately $7.3 million to the increase in personnel costs.

National Practices

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$7,866	$7,675	$191	2.5%
Operating expenses	7,235	7,005	230	3.3%
Gross margin	$631	$670	$(39)	(5.8)%
Gross margin percent	8.0%	8.7%

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$15,528	$15,379	$149	1.0%
Operating expenses	14,242	13,882	360	2.6%
Gross margin	$1,286	$1,497	$(211)	(14.1)%
Gross margin percent	8.3%	9.7%

Three and six months ended June 30, 2017 compared to June 30, 2016

Revenue and Operating Expenses

The National Practices group is primarily driven by a cost-plus contract with a single client. Revenues from this single client accounted for approximately 70% of the National Practice group’s revenue. For the second quarter and first half of 2017, revenue increased slightly at $0.2 million, or 2.5%, and $0.1 million, or 1%, respectively, while operating expenses increased $0.2 million, or 3.3%, and $0.4 million, or 2.6%, driven by an increase in salaries and benefits.

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

Accounts receivable balances increase in response to the increase in first quarter revenue generated by the Financial Services practice group. A significant amount of this revenue is billed and collected in subsequent quarters. Days sales outstanding (“DSO”) from continuing operations represent accounts receivable and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve months daily revenue. We provide DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of our ability to collect on receivables in a timely manner. DSO was 88 days and 76 days at June 30, 2017 and December 31, 2016, respectively. DSO at June 30, 2016 was 83 days.

The following table presents selected cash flow information (in thousands). For additional details, refer to the accompanying Consolidated Statements of Cash Flows.

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$17,194	$22,260
Net cash provided by (used in) investing activities	31,757	(32,196)
Net cash (used in) provided by financing activities	(51,284)	17,578
Net (decrease) increase in cash and cash equivalents	$(2,333)	$7,642

Operating Activities

Operating activities provided cash of $17.2 million for the first half of 2017, compared to $22.3 million of cash provided for the same period in 2016. The $5.1 million decrease was primarily due to an increased use of cash for working capital items, partially offset by an increase in net income adjusted for noncash items.

The $9 million net unfavorable change in working capital was mainly due to an increase in cash used for accounts payable and accounts receivable of $4.9 million and $4.6 million, respectively. The unfavorable change in accounts payable was primarily due to the timing of payments, while the unfavorable change in accounts receivable was due to the growth in revenue. Net income increased $6 million, offset by noncash items, notably excess tax benefits from share based payments of $2 million.

Investing Activities

Cash provided by investing activities for the first half of 2017 consisted primarily of net activity related to funds held for clients of $65 million, partially offset by $25.7 million of cash used related to the acquisitions of CMF, Slaton and Savitz, as well as $6.7 million of additions to property and equipment. Cash used for investing activities in 2016 consisted primarily of $31.9 million of cash used related to the acquisitions of Savitz and Flex-Pay.

The balances in funds held for clients and client fund obligations can fluctuate with the timing of cash receipts and the related cash payments. The nature of these accounts is further described in Note 1, Organization and Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Financing Activities

Cash used in financing activities for the first half of 2017 consisted primarily of a net decrease of $65 million in client fund obligations, partially offset by $19.2 million in net proceeds from our credit facility and the repurchase of our common stock at a cost of approximately $4.3 million under the Share Repurchase Program. We also withheld shares with an aggregate value of approximately $1.4 million from employees who exercised stock options or who received vested restricted stock awards. Such shares were withheld, if applicable, to cover the required tax withholdings.

Cash provided by financing activities for the first half of 2016 consisted primarily of $29.7 million in net proceeds from our credit facility, partially offset by the repurchase of our common stock at a cost of approximately $6.5 million under the Share Repurchase Program. We also withheld shares with an aggregate value of approximately $1.3 million from employees who exercised stock options or who received vested restricted stock awards. Such shares were withheld, if applicable, to cover the required tax withholdings. During the first half of 2016, we also paid $4.1 million in contingent consideration for prior business acquisitions.

Capital Resources

Credit Facility

At June 30, 2017, we had $210.6 million outstanding under the credit facility as well as letters of credit totaling $2.3 million. Available funds under the credit facility, based on the terms of the commitment, were approximately $140 million at June 30, 2017.

For further discussion regarding our debt, refer to Note 5, Debt and Financing Arrangements, to the accompanying consolidated financial statements.

Debt Covenant Compliance

Under the credit facility, we are required to meet certain financial covenants with respect to (i) total leverage ratio and (ii) a minimum fixed charge coverage ratio. We are in compliance with our covenants as of June 30, 2017. Our ability to service our debt and to fund future strategic initiatives will depend upon our ability to generate cash in the future.

Acquisitions

We completed three acquisitions and one client list purchase during the six months ended June 30, 2017. For further details on acquisitions, refer to Note 12, Acquisitions, to the accompanying consolidated financial statements.

Share Repurchases

During the six months ended June 30, 2017, we repurchased approximately 0.3 million shares of our common stock at a total cost of approximately $4.3 million below a predetermined price per share under the Share Repurchase Plan. We also withheld approximately 0.1 million shares with an aggregate value of approximately $1.4 million during the same period from employees who exercised stock options or who received vested restricted stock awards. Such shares were withheld, if applicable, to cover the required tax withholdings.

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

We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $2.3 million at June 30, 2017 and December 31, 2016. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at June 30, 2017 and December 31, 2016 totaled $2.5 million and $2.3 million, respectively.

We have various agreements under which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by us under such indemnification clauses is generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2017, we are not aware of any material obligations arising under indemnification agreements that would require payment.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our floating rate debt under our credit facility exposes us to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which we could borrow funds under the credit facility. Our balance outstanding under our credit facility at June 30, 2017 was $210.6 million, of which $130.6 million is subject to rate risk. If market rates were to increase or decrease 100 basis points from the levels at June 30, 2017, interest expense would increase or decrease approximately $1.3 million annually.

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

At June 30, 2017, we had five interest rate swaps with notional values of $10 million, $15 million, $25 million, $10 million, and $20 million with various maturity dates ranging from November 2017 to May 2022. Refer to Note 7, Financial Instruments, for further details on our interest rate swaps. Management will continue to evaluate the potential use of interest rate swaps as we deem appropriate under certain operating and market conditions. We do not enter into derivative instruments for trading or speculative purposes.

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

(b) Internal Control over Financial Reporting

There was no change in our Internal Controls that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our Internal Controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent sales of unregistered securities

During the six months ended June 30, 2017, we issued approximately 0.2 million shares of our common stock as payment for contingent consideration for previous acquisitions.

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

(c) Issuer purchases of equity securities

Our first priority for the use of capital is to make strategic acquisitions. We have the financing flexibility and the capacity to carry out an active acquisition program and to take an opportunistic approach towards using funds to repurchase shares. On February 9, 2017, the CBIZ Board of Directors authorized the purchase of up to 5 million shares of CBIZ common stock under the Share Repurchase Program, which may be suspended or discontinued at any time and expires on April 1, 2018. The shares may be purchased in open market, privately negotiated or Rule 10b5-1 trading plan purchases, which may include purchases from CBIZ employees, Officers and Directors, in accordance with the SEC rules. CBIZ management will determine the timing and amount of the transactions based on its evaluation of market conditions and other factors.

Shares repurchased during the three months ended June 30, 2017 (reported on a trade-date basis) are summarized in the table below (in thousands, except per share data).

	Issuer Purchases of Equity Securities
Second Quarter Purchases (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan (4)
April 1 – April 30, 2017	—	$—	—	4,539
May 1 – May 31, 2017	145	$15.23	145	4,394
June 1 – June 30, 2017	80	$14.97	80	4,314
Second quarter purchases	225	$15.14	225

1)

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

(2)	Includes shares withheld from employees to satisfy certain tax obligations due in connection with restricted stock granted under the CBIZ, Inc. 2014 Stock Incentive Plan.
(3)	Average price paid per share includes fees and commissions.
(4)

Effective April 1, 2017, the shares available to be repurchased was reset to 5 million pursuant to the Share Repurchase Plan authorized on February 9, 2017, which will expire one year from the effective date. Amounts in this column represent the shares available to be repurchased, pursuant to the Share Repurchase Plan.

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

101 *

The following materials from CBIZ, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iii) Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2017 and the year ended December 31, 2016; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (v) Notes to the Consolidated Financial Statements.

*	Indicates documents filed herewith.
**	Indicates document furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBIZ, Inc.
(Registrant)

Date:	August 3, 2017	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer