Form 10-Q
period 2017-09-30
CBIZ, Inc.
filed 2017-11-02
CIK 944148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at October 31, 2017
Common Stock, par value $0.01 per share	54,850,933

CBIZ, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$1,278	$3,494
Restricted cash	32,104	27,880
Accounts receivable, net	213,418	175,354
Other current assets	23,004	21,407
Current assets before funds held for clients	269,804	228,135
Funds held for clients	134,051	213,457
Total current assets	403,855	441,592
Non-current assets:
Property and equipment, net	24,446	19,450
Goodwill and other intangible assets, net	615,316	584,401
Assets of deferred compensation plan	81,720	69,912
Notes receivable	1,185	1,227
Other non-current assets	2,166	2,006
Total non-current assets	724,833	676,996
Total assets	$1,128,688	$1,118,588
LIABILITIES
Current liabilities:
Accounts payable	$47,576	$45,772
Income taxes payable	10,470	1,048
Accrued personnel costs	38,495	45,221
Notes payable	1,628	1,060
Contingent purchase price liability	15,237	16,322
Other current liabilities	14,937	16,169
Current liabilities before client fund obligations	128,343	125,592
Client fund obligations	134,119	213,855
Total current liabilities	262,462	339,447
Non-current liabilities:
Bank debt	206,000	191,400
Debt issuance costs	(959)	(1,351)
Total long-term debt	205,041	190,049
Notes payable	1,797	1,721
Income taxes payable	4,628	4,426
Deferred income taxes, net	2,189	3,545
Deferred compensation plan obligations	81,720	69,912
Contingent purchase price liability	24,133	17,387
Other non-current liabilities	16,232	12,080
Total non-current liabilities	335,740	299,120
Total liabilities	598,202	638,567
STOCKHOLDERS' EQUITY
Common stock	1,297	1,282
Additional paid in capital	670,577	655,629
Retained earnings	340,455	294,925
Treasury stock	(481,572)	(471,311)
Accumulated other comprehensive loss	(271)	(504)
Total stockholders’ equity	530,486	480,021
Total liabilities and stockholders’ equity	$1,128,688	$1,118,588

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue	$207,723	$199,794	$660,198	$621,047
Operating expenses	184,723	174,069	565,609	526,182
Gross margin	23,000	25,725	94,589	94,865
Corporate general and administrative expenses	7,979	8,679	25,979	27,270
Operating income	15,021	17,046	68,610	67,595
Other (expense) income:
Interest expense	(1,777)	(1,760)	(4,986)	(5,019)
Gain on sale of operations, net	—	329	45	480
Other income, net	2,792	2,632	9,293	5,482
Total other income, net	1,015	1,201	4,352	943
Income from continuing operations before income tax expense	16,036	18,247	72,962	68,538
Income tax expense	6,172	7,260	26,656	27,366
Income from continuing operations	9,864	10,987	46,306	41,172
Loss from discontinued operations, net of tax	(206)	(133)	(776)	(421)
Net income	$9,658	$10,854	$45,530	$40,751
Earnings (loss) per share:
Basic:
Continuing operations	$0.18	$0.21	$0.86	$0.79
Discontinued operations	—	—	(0.01)	(0.01)
Net income	$0.18	$0.21	$0.85	$0.78
Diluted:
Continuing operations	$0.18	$0.20	$0.83	$0.77
Discontinued operations	—	—	(0.01)	(0.01)
Net income	$0.18	$0.20	$0.82	$0.76
Basic weighted average shares outstanding	54,142	52,648	53,804	52,086
Diluted weighted average shares outstanding	55,827	53,846	55,641	53,320
Comprehensive Income:
Net income	$9,658	$10,854	$45,530	$40,751
Other comprehensive income (loss), net of tax	16	150	233	(291)
Comprehensive income	$9,674	$11,004	$45,763	$40,460

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

							Accumulated
	Issued			Additional			Other
	Common	Treasury	Common	Paid-In	Retained	Treasury	Comprehensive
	Shares	Shares	Stock	Capital	Earnings	Stock	Loss	Totals
December 31, 2016	128,191	74,147	$1,282	$655,629	$294,925	$(471,311)	$(504)	$480,021
Net income	—	—	—	—	45,530	—	—	45,530
Other comprehensive income	—	—	—	—	—	—	233	233
Share repurchases	—	708	—	—	—	—	—	—
Restricted stock	292	—	3	(3)	—	(10,261)	—	(10,261)
Stock options exercised	889	—	9	6,218	—	—	—	6,227
Share-based compensation	—	—	—	4,247	—	—	—	4,247
Business acquisitions	312	—	3	4,486	—	—	—	4,489
September 30, 2017	129,684	74,855	$1,297	$670,577	$340,455	$(481,572)	$(271)	$530,486

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$45,530	$40,751
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	776	421
Gain on sale of operations, net	(45)	(480)
Depreciation and amortization expense	17,167	16,359
Amortization of discount on notes and deferred financing costs	392	393
Amortization of discount on contingent earnout liability	430	223
Bad debt expense, net of recoveries	4,265	3,291
Adjustment to contingent earnout liability	(651)	(936)
Deferred income taxes	(1,512)	1,830
Employee stock awards	4,247	4,332
Excess tax benefits from share based payment arrangements	(2,884)	(859)
Changes in assets and liabilities, net of acquisitions and divestitures:
Restricted cash	(4,224)	(8,154)
Accounts receivable, net	(38,095)	(38,666)
Other assets	2,293	(6,339)
Accounts payable	(61)	6,971
Income taxes payable	12,509	10,250
Accrued personnel costs	(7,368)	(175)
Other liabilities	1,606	5,178
Operating cash flows provided by continuing operations	34,375	34,390
Operating cash flows (used in) provided by discontinued operations	(748)	507
Net cash provided by operating activities	33,627	34,897
Cash flows from investing activities:
Business acquisitions and purchases of client lists, net of cash acquired	(27,406)	(38,238)
Purchases of client fund investments	(14,046)	(7,300)
Proceeds from the sales and maturities of client fund investments	6,495	7,132
Proceeds from sales of divested operations	45	425
Increase in funds held for clients	87,224	75,632
Additions to property and equipment	(8,870)	(2,843)
Collection of notes receivable	21	356
Net cash provided by investing activities	43,463	35,164
Cash flows from financing activities:
Proceeds from bank debt	425,400	355,200
Payment of bank debt	(410,800)	(341,400)
Payment on early extinguishment of convertible debt	—	(760)
Payment for acquisition of treasury stock	(10,261)	(7,957)
Decrease in client funds obligations	(79,736)	(75,540)
Proceeds from exercise of stock options	6,227	5,258
Payment of contingent consideration for acquisitions and client list purchases	(9,827)	(5,807)
Excess tax benefit from exercise of stock awards	—	859
Payment of notes payable	(309)	(244)
Deferred financing costs	—	(6)
Net cash used in financing activities	(79,306)	(70,397)
Net decrease in cash and cash equivalents	(2,216)	(336)
Cash and cash equivalents at beginning of year	3,494	850
Cash and cash equivalents at end of period	$1,278	$514

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

These interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017.

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

Note 2. Accounts Receivable, Net

Accounts receivable, net, at September 30, 2017 and December 31, 2016 were as follows (in thousands):

	September 30,	December 31,
	2017	2016
Trade accounts receivable	$139,447	$132,880
Unbilled revenue, at net realizable value	87,606	55,982
Total accounts receivable	227,053	188,862
Allowance for doubtful accounts	(13,635)	(13,508)
Accounts receivable, net	$213,418	$175,354

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 3. Goodwill and Other Intangible Assets, Net

The components of goodwill and other intangible assets, net, at September 30, 2017 and December 31, 2016 were as follows (in thousands):

	September 30,	December 31,
	2017	2016
Goodwill	$527,171	$487,484
Intangible assets:
Client lists	176,161	172,343
Other intangible assets	8,708	7,994
Total intangible assets	184,869	180,337
Total goodwill and intangibles assets	712,040	667,821
Accumulated amortization:
Client lists	(92,900)	(80,560)
Other intangible assets	(3,824)	(2,860)
Total accumulated amortization	(96,724)	(83,420)
Goodwill and other intangible assets, net	$615,316	$584,401

Note 4. Depreciation and Amortization

Depreciation and amortization expense for property and equipment and intangible assets for the three and nine months ended September 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Operating expenses	$5,796	$5,569	$16,885	$16,021
Corporate general and administrative expenses	92	108	282	338
Total depreciation and amortization expense	$5,888	$5,677	$17,167	$16,359

Note 5. Debt and Financing Arrangements

At September 30, 2017, our primary financing arrangement was the $400.0 million unsecured credit facility discussed below, which provides us with the capital necessary to meet our working capital needs as well as the flexibility to continue with our strategic initiatives, including business acquisitions and share repurchases. In addition to the discussion below, refer to our Annual Report on Form 10-K for the year ended December 31, 2016 for additional details of our debt and financing arrangements.

Bank Debt

We have a $400.0 million unsecured credit facility with Bank of America as agent for a group of eight participating banks that matures in July 2019. The balance outstanding under the credit facility was $206.0 million and $191.4 million at September 30, 2017 and December 31, 2016, respectively.

Interest rates for the nine months ended September 30, 2017 and 2016 were as follows:

	Nine Months Ended
	September 30,
	2017	2016
Weighted average rates	2.67%	2.43%
Range of effective rates	2.19% - 4.75%	1.82% - 3.50%

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

We have approximately $142.5 million of available funds under the credit facility at September 30, 2017, net of outstanding letters of credit of $2.3 million. The credit facility provides us with operating flexibility and funding to support seasonal working capital needs and other strategic initiatives such as acquisitions and share repurchases. As of September 30, 2017, we were in compliance with our debt covenants.

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

Interest Expense

During the three and nine months ended September 30, 2017 and 2016, we recognized interest expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Credit facility (1)	$1,777	$1,760	$4,986	$5,011
2006 Notes (2)	—	—	—	8
Total interest expense	$1,777	$1,760	$4,986	$5,019

(1)	Components of interest expense related to the credit facility include amortization of deferred financing costs, commitment fees and line of credit fees.
(2)

During the second quarter of 2016, we redeemed the remaining 3.125% Convertible Senior Subordinated Notes (the “2006 Notes”) then remaining outstanding for $750 thousand in cash plus accrued interest under an optional early redemption provision.

Note 6. Commitments and Contingencies

Letters of Credit and Guarantees

We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $2.3 million at both September 30, 2017 and December 31, 2016. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.5 million and $2.3 million at September 30, 2017 and December 31, 2016, respectively.

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

Note 7. Financial Instruments

Bonds

We held corporate and municipal bonds with par values totaling $50.2 million and $42.4 million at September 30, 2017 and December 31, 2016, respectively. All bonds are investment grade and are classified as available-for-sale. These bonds have maturity or callable dates ranging from November 2017 through December 2022, and are included in “Funds held for clients – current” in the accompanying Consolidated Balance Sheets based on our intent and ability to sell these investments at any time under favorable conditions. The following table summarizes our bond activity for the nine months ended September 30, 2017 and the twelve months ended December 31, 2016 (in thousands):

	Nine Months Ended	Twelve Months Ended
	September 30, 2017	December 31, 2016
Fair value at beginning of period	$44,573	$43,142
Purchases	14,046	11,355
Redemptions	(940)	(2,900)
Maturities	(5,555)	(6,878)
Increase (decrease) in bond premium	67	(106)
Fair market value adjustment	267	(40)
Fair value at end of period	$52,458	$44,573

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following table summarizes our outstanding interest rate swaps and their classification in the accompanying Consolidated Balance Sheets at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
	Notional	Fair
	Amount	Value (1)	Balance Sheet Location
Interest rate swaps (2)	$70,000	$655	Other non-current assets
Interest rate swaps (2)	$10,000	$4	Other current assets

	December 31, 2016
	Notional	Fair
	Amount	Value (1)	Balance Sheet Location
Interest rate swaps (2)	$50,000	$525	Other non-current assets
Interest rate swaps (2)	$10,000	$4	Other current assets

(1)	Refer to Note 8, Fair Value Measurements, for additional disclosures regarding fair value measurements.
(2)

Under the terms of the interest rate swaps, we pay interest at a fixed rate of interest plus applicable margin as stated in the agreement, and receive interest that varies with the one-month LIBOR. The notional value, fixed rate of interest and maturity date of each interest rate swap is (i) $10.0 million – 0.885% - November 2017, (ii) $15.0 million – 1.155% - November 2018, (iii) $25.0 million – 1.300% - October 2020, (iv) $10.0 million – 1.120% - February 2021 and (v) $20.0 million – 1.770% - May 2022.

The following table summarizes the effects of the interest rate swaps on the accompanying Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Gain (Loss) Recognized in AOCL, net of tax		Gain Reclassified from AOCL into Expense
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest rate swap	$11	$247	$20	$103

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest rate swap	$82	$(516)	$120	$318

Note 8. Fair Value Measurements

The following table summarizes our assets and liabilities at September 30, 2017 and December 31, 2016 that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (in thousands):

	Level	September 30, 2017	December 31, 2016
Deferred compensation plan assets	1	$81,720	$69,912
Corporate and municipal bonds	1	$52,458	$44,573
Deferred compensation plan liabilities	2	$81,720	$69,912
Interest rate swaps	2	$659	$529
Contingent purchase price liabilities	3	$(39,370)	$(33,709)

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

During the nine months ended September 30, 2017 and 2016, there were no transfers between the valuation hierarchy Levels 1, 2 and 3. The following table summarizes the change in Level 3 fair values of our contingent purchase price liabilities for the nine months ended September 30, 2017 and 2016 (pre-tax basis) (in thousands):

	2017	2016
Beginning balance – January 1	$(33,709)	$(24,817)
Additions from business acquisitions	(17,526)	(17,755)
Settlement of contingent purchase price liabilities	11,644	7,945
Change in fair value of contingencies	651	936
Amortization of discount on contingent earnout liability	(430)	(223)
Ending balance – September 30	$(39,370)	$(33,914)

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
o

The future performance of the acquired business directly impacts the contingent purchase price that is paid to the seller; thus, performance that exceeds estimates may result in a higher payout, and a performance below estimates may result in a lower payout (“Settlement of contingent purchase price liabilities” in the table above).

o

Changes in the expected amount of potential payouts are recorded as adjustments to the initial contingent purchase price liability, with the same amount being recorded in the accompanying Consolidated Statements of Comprehensive Income (“Change in fair value of contingencies” and “Amortization of discount on contingent earnout liability” in the table above). The change in fair value of contingencies also includes an adjustment for the change in share price of CBIZ common stock for the portion of future contingent consideration to be settled in stock.

Note 9. Other Comprehensive Income (Loss)

The following table is a summary of other comprehensive income (loss) and discloses the tax impact of each component of other comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net unrealized gain on available-for-sale securities, net of income taxes (1)	$11	$(94)	$162	$249
Net unrealized (loss) gain on interest rate swaps, net of income taxes (2)	11	247	82	(516)
Foreign currency translation	(6)	(3)	(11)	(24)
Total other comprehensive income (loss)	$16	$150	$233	$(291)

(1)

Net of income tax expense (benefit) of $7 and ($63) for the three months ended September 30, 2017 and 2016, respectively, and net of income tax expense of $108 and $167 for the nine months ended September 30, 2017 and 2016, respectively.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(2)

Net of income tax expense of $6 and $145 for the three months ended September 30, 2017 and 2016, respectively, and net of income tax expense (benefit) of $48 and ($303) for the nine months ended September 30, 2017 and 2016, respectively.

Accumulated other comprehensive loss, net of tax, was approximately $0.3 million and $0.5 million at September 30, 2017 and December 31, 2016, respectively. Accumulated other comprehensive loss consisted of adjustments, net of tax, for unrealized gains and losses on available-for-sale securities and interest rate swaps, and foreign currency translation.

Note 10. Employee Share Plans

Under our stock incentive plan, which expires in 2024, a maximum of 9.6 million stock options, shares of restricted stock or other stock-based compensation awards may be granted. Shares subject to award under this plan may be either authorized but unissued shares of CBIZ common stock or treasury shares. Compensation expense for stock-based awards recognized during the three and nine months ended September 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Stock options	$527	$574	$1,578	$1,717
Restricted stock awards	930	916	2,669	2,615
Total stock-based compensation expense	$1,457	$1,490	$4,247	$4,332

Stock award activity during the nine months ended September 30, 2017 was as follows (in thousands, except per share data):

	Stock Options		Restricted Stock Awards
	Number of Options	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant-Date Fair Value (1)
Outstanding at beginning of year	4,376	$8.02	827	$9.14
Granted	654	$15.54	295	$14.90
Exercised or released	(889)	$7.01	(395)	$8.61
Expired or canceled	(8)	$7.71	(3)	$8.36
Outstanding at September 30, 2017	4,133	$9.43	724	$11.78
Exercisable at September 30, 2017	2,292	$7.64

(1)	Represents weighted average market value of the shares; awards are granted at no cost to the recipients.

We utilized the Black-Scholes-Merton options-pricing model to determine the fair value of stock options on the date of grant. The fair value of stock options granted during 2017 was $3.49. The following weighted average assumptions were utilized:

Nine Months Ended September 30, 2017
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

Note 11. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Income from continuing operations	$9,864	$10,987	$46,306	$41,172
Denominator:
Basic
Weighted average common shares outstanding	54,142	52,648	53,804	52,086
Diluted
Stock options (1)	1,433	868	1,499	842
Restricted stock awards (1)	244	189	330	251
Contingent shares (2)	8	141	8	141
Diluted weighted average common shares outstanding	55,827	53,846	55,641	53,320
Basic earnings per share from continuing operations	$0.18	$0.21	$0.86	$0.79
Diluted earnings per share from continuing operations	$0.18	$0.20	$0.83	$0.77

(1)

A total of 0.8 million and 0.4 million share based awards were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2017, respectively, and a total of 1.1 million and 1.3 million share based awards were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2016, respectively, as their effect would be anti-dilutive.

(2)

Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by us once future considerations have been met. Refer to Note 12, Acquisitions, for further details.

Note 12. Acquisitions

2017

During the nine months ended September 30, 2017, we acquired substantially all of the assets of three businesses; CMF Associates, LLC (“CMF”), Slaton Insurance (“Slaton”) and Pacific Coastal Pension and Insurance Services, Inc. (“Pacific Coastal”). Aggregate consideration for these acquisitions consisted of approximately $23.7 million in cash consideration, $2.0 million in CBIZ common stock and $17.5 million in contingent consideration.

Under the terms of these acquisition agreements, a portion of the purchase price is contingent on future performance of each of the businesses acquired. We have preliminarily determined that the fair value of the contingent consideration arrangements for these acquisitions was $17.5 million, of which $5.9 million was recorded in “Contingent purchase price liability – current” and $11.6 million was recorded in “Contingent purchase price liability – non-current” in the accompanying Consolidated Balance Sheets at September 30, 2017.

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

The preliminary estimated fair values of the assets acquired and the liabilities assumed during the nine months ended September 30, 2017 are as follows (in thousands):

Nine Months Ended
September 30, 2017
Cash	$843
Accounts receivable, net	4,338
Property and equipment, net	24
Other assets	151
Identifiable intangible assets	3,115
Current liabilities	(4,716)
Total identifiable net assets	$3,755
Goodwill	39,460
Aggregate purchase price	$43,215

The goodwill of $39.5 million arising from the acquisitions in the first nine months of 2017 primarily results from expected future earnings and cash flows from the existing management team, as well as the synergies created by the integration of the new business within the CBIZ organization, including cross-selling opportunities expected with our Financial Services and Benefits and Insurance practice groups, to help strengthen our existing service offerings and expand our market position.

2016

During the nine months ended September 30, 2016, we acquired substantially all of the non-attest assets of four businesses; Flex-Pay Business Services, Inc., (“Flex-Pay”), The Savitz Organization (“Savitz”), Millimaki Eggert, L.L.P., (“Millimaki”) and Ed Jacobs & Associates, Inc. (“EJ&A”).  Aggregate consideration for these acquisitions consisted of approximately $36.7 million in cash consideration, $1.6 million in CBIZ common stock and $17.8 million in contingent consideration.

Under the terms of these acquisition agreements, a portion of the purchase price is contingent on future performance of each of the businesses acquired. Utilizing a probability weighted income approach, we determined that the fair value of the contingent consideration arrangement for these acquisitions was $17.8 million, of which $5.3 million was recorded in “Contingent purchase price liability – current” and $12.5 million was recorded in “Contingent purchase price liability – non-current” in the Consolidated Balance Sheets at September 30, 2016.

Annualized revenue attributable to Flex-Pay, Savitz, Millimaki and EJ&A is estimated to be approximately $10.0 million, $20.0 million, $2.4 million and $2.1 million, respectively. Pro forma results of operations for these acquisitions have not been presented because the effects of the acquisitions were not significant to our results.

The acquisition of Flex-Pay, located in Winston-Salem, North Carolina, was effective June 1, 2016. Flex-Pay provides payroll processing, Affordable Care Act fulfillment and human resource solutions to more than 3,600 clients primarily in the Southeast. The acquisition of Savitz, headquartered in Philadelphia, Pennsylvania, with offices in Atlanta, Georgia, and Newton, Massachusetts, was effective April 1, 2016. Savitz is an employee retirement and health and welfare benefits firm that provides actuarial, consulting and administration outsourcing services. The acquisition of Millimaki, located in San Diego, California, was effective January 1, 2016. Millimaki provides professional tax, accounting, and financial services, with a specialty niche practice in the real estate sector, to closely held businesses, their owners, and mid-to-high net worth individuals.  The acquisition of EJ&A was effective July 1, 2016. EJ&A is an employee benefits consulting business located in Cleveland, Tennessee.  Operating results

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

of Millimaki are reported in the Financial Services practice group and operating results for Flex-Pay, Savitz and EJ&A are all reported in the Benefits and Insurance practice group.

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

The goodwill of $30.9 million arising from the acquisitions in the first nine months of 2016 primarily results from the same reasons as discussed above in the 2017 section.

Client Lists

During the nine months ended September 30, 2017, we purchased two client lists, one of which is reported in the Benefits and Insurance practice group for $0.7 million of contingent consideration and one of which is reported in the Financial Services practice group for $0.7 million of contingent considerations.  During the same period in 2016, we purchased six clients lists, five of which are reported in the Benefits and Insurance practice group, and one in the Financial Services practice group. Total consideration for these client lists was $0.8 million in cash consideration, $1.2 million of guaranteed future consideration and $0.7 million of contingent consideration.

Change in Contingent Purchase Price Liability for Previous Acquisitions

During the first nine months of 2017 and 2016, we decreased the fair value of the contingent purchase price liability related to prior acquisitions by $0.2 million and $0.9 million, respectively. These changes in fair value are attributable to subsequent measurement adjustments based on projected future results of the acquired businesses, net present value adjustments and changes in the CBIZ common stock price. These adjustments are included in “Other income, net” in the accompanying Consolidated Statements of Comprehensive Income.

Contingent Payments for Previous Acquisitions and Client Lists

We paid $9.2 million in cash and issued approximately 177,000 shares of CBIZ common stock during the nine months ended September 30, 2017 for previous acquisitions. For the first nine months of 2017, we also paid approximately $1.0 million in cash for previous client list purchases. For the same period in 2016, we paid $5.7 million in cash and issued approximately 220,000 shares of CBIZ common for previous acquisitions.

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Discontinued Operations

Revenue and results from operations of discontinued operations are separately reported as “Loss from discontinued operations, net of tax” in the accompanying Consolidated Statements of Comprehensive Income. During the first nine months of both 2017 and 2016, we did not discontinue the operations of any of our businesses.

Revenue and results from operations of discontinued operations for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue	$—	$—	$—	$—
Loss from discontinued operations before income tax	$(330)	$(219)	$(1,289)	$(707)
Income tax benefit	(124)	(86)	(513)	(286)
Loss from discontinued operations, net of tax	$(206)	$(133)	$(776)	$(421)

Divestitures

Gains or losses from divested operations and assets that do not qualify for treatment as discontinued operations are recorded as “Gain on sale of operations, net” in the accompanying Consolidated Statements of Comprehensive Income. During the first nine months of 2017 and 2016, we did not sell any operations. Gains recorded during the three and nine months ended September 30, 2017 and 2016, respectively, relate to contingent consideration earned on sales made in previous periods.

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Segment information for the three months ended September 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended September 30, 2017
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$130,305	$69,663	$7,755	$—	$207,723
Operating expenses	112,996	59,155	7,109	5,463	184,723
Gross margin	17,309	10,508	646	(5,463)	23,000
Corporate general & admin	—	—	—	7,979	7,979
Operating income (loss)	17,309	10,508	646	(13,442)	15,021
Other income (expense):
Interest expense	—	(10)	—	(1,767)	(1,777)
Other income, net	79	82	—	2,631	2,792
Total other income	79	72	—	864	1,015
Income (loss) from continuing operations before income tax expense	$17,388	$10,580	$646	$(12,578)	$16,036

	Three Months Ended September 30, 2016
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$123,049	$68,979	$7,766	$—	$199,794
Operating expenses	105,615	57,627	6,895	3,932	174,069
Gross margin	17,434	11,352	871	(3,932)	25,725
Corporate general & admin	—	—	—	8,679	8,679
Operating income (loss)	17,434	11,352	871	(12,611)	17,046
Other income (expense):
Interest expense	—	(12)	—	(1,748)	(1,760)
Gain on sale of operations, net	—	—	—	329	329
Other income, net	10	62	1	2,559	2,632
Total other income	10	50	1	1,140	1,201
Income (loss) from continuing operations before income tax expense	$17,444	$11,402	$872	$(11,471)	$18,247

Segment information for the nine months ended September 30, 2017 and 2016 was as follows (in thousands):

	Nine Months Ended September 30, 2017
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$421,529	$215,386	$23,283	$—	$660,198
Operating expenses	348,236	179,174	21,351	16,848	565,609
Gross margin	73,293	36,212	1,932	(16,848)	94,589
Corporate general & admin	—	—	—	25,979	25,979
Operating income (loss)	73,293	36,212	1,932	(42,827)	68,610
Other income (expense):
Interest expense	—	(30)	—	(4,956)	(4,986)
Gain on sale of operations, net	—	—	—	45	45
Other income (expense), net	122	298	(9)	8,882	9,293
Total other income (expense)	122	268	(9)	3,971	4,352
Income (loss) from continuing operations before income tax expense	$73,415	$36,480	$1,923	$(38,856)	$72,962

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Nine Months Ended September 30, 2016
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$398,112	$199,790	$23,145	$—	$621,047
Operating expenses	326,099	167,651	20,777	11,655	526,182
Gross margin	72,013	32,139	2,368	(11,655)	94,865
Corporate general & admin	—	—	—	27,270	27,270
Operating income (loss)	72,013	32,139	2,368	(38,925)	67,595
Other income (expense):
Interest expense	—	(32)	—	(4,987)	(5,019)
Gain on sale of operations, net	—	—	—	480	480
Other income, net	237	220	2	5,023	5,482
Total other income	237	188	2	516	943
Income (loss) from continuing operations before income tax expense	$72,250	$32,327	$2,370	$(38,409)	$68,538

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

Accounting Standards Adopted in 2017

Share-Based Compensation: In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which requires the tax effects related to share-based payments to be recorded through the income statement and simplifies the accounting requirements for forfeitures and employers' tax withholding requirements. We elected prospective treatment in regards to ASU 2016-09 beginning January 1, 2017. For the third quarter of 2017, the adoption of ASU 2016-09 resulted in an increase of approximately 0.5 million diluted shares and a realized tax benefit of approximately $0.1 million. For the first nine months of 2017, the adoption of this ASU resulted in an increase of approximately 0.5 million diluted shares and a realized tax benefit of approximately $2.9 million. This tax benefit, which would have previously been recorded in additional paid-in capital in our Consolidated Balance Sheets, is now recorded directly to income tax expense in our Consolidated Statements of Comprehensive Income. We elected to classify excess tax benefits as an operating activity in the Consolidated Statements of Cash Flows instead of as a financing activity on a prospective basis and did not retrospectively adjust prior periods, as permitted. We also elected to continue our current policy of estimating forfeitures of share-based compensation awards at the time of grant and revising in subsequent periods to reflect actual forfeitures. Going forward, we anticipate moderate volatility in our effective tax rate adjustments related to our share-based compensation incentives which will be recorded directly into our results of operations.

Accounting Standards Not Yet Adopted

Derivatives and Hedging: In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). The new standard simplifies hedge accounting through changes to both designation and measurement requirements. For hedges that qualify as highly effective, the new standard eliminates the requirement to separately measure and record hedge ineffectiveness resulting in better alignment between the presentation of the effects of the hedging instrument and the hedged item in the financial statements. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; the ASU allows for early adoption in any interim period after issuance of the update. We apply hedge accounting for cash flow hedging purposes and do not expect this new guidance to have a material impact on our consolidated financial statements.

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

Subsequent Measurement of Goodwill: In January 2017, the FASB issued ASU No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"), which eliminates the requirement to calculate the implied fair value of goodwill (step two) to measure a goodwill impairment charge. Instead, goodwill impairment will be based upon the results of step one of the impairment test, which is defined as the excess of the carrying amount of a reporting unit over its fair value, not to exceed the carrying amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for us on a prospective basis beginning on January 1, 2020, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We expect to early adopt this ASU in the fourth quarter of 2017 in conjunction with our annual impairment test. We still have the option to conduct a qualitative assessment or a quantitative assessment. The impact of this new guidance will depend upon the performance of our reporting units and the market conditions impacting the fair value of each reporting unit.

Restricted Cash - Statement of Cash Flows: In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230)” (“ASU 2016-18”), which applies to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows. This new accounting standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and the amounts generally described as restricted cash or restricted cash equivalents when reconciling beginning-of-period and end-of-period total amounts show on the statement of cash flows. ASU 2016-18 also requires the disclosure of information about the nature of the restriction. ASU 2016-18 is effective retrospectively for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. We disclose annually in Note 1 to our Annual Report on Form 10-K, Organization and Summary of Significant Accounting Policies, what our restricted cash consists of, therefore we only expect this new guidance to have a presentation impact on our consolidated financial statements.

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

We have organized a team and have developed a project plan to guide the implementation. The project plan includes working sessions to review, evaluate and document the arrangements with customers under our various reporting units to identify potential differences that would result from applying the requirements of the new standard. We are currently in the process of developing an updated accounting policy, evaluating new disclosure requirements and identifying and implementing appropriate changes to business processes, systems and controls to support recognition and disclosure under the new standard. We expect the guidance in certain areas, particularly in our Benefits and Insurance Services practice group, to have an impact our current revenue recognition policies, but not a significant impact on our consolidated financial statements.

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

In our retirement plan services business unit, the current accounting policy under defined benefit administration arrangements is to recognize non-refundable, initial set up fees over a go-live, set up period. Following adoption, we will defer these set up fees and recognize them over the life of the contract or the expected customer relationship, whichever is longer. The deferral of these set up fees is not expected to have a significant change to the amount of revenue recognized in an annual period.

The effective date of this new accounting pronouncement is for interim and annual periods beginning on or after December 15, 2017. The guidance permits the use of either a full retrospective or modified retrospective transition method. We will adopt the requirements of the new standard effective January 1, 2018 and expect to use the modified retrospective transition method with the cumulative effect adjustment directly to the opening balance of retained earnings at the date of initial adoption.

Note 16. Subsequent Events

None noted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we”, “us”, “our”, "CBIZ" or the "Company" shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.

The following discussion is intended to assist in the understanding of our financial position at September 30, 2017 and December 31, 2016, results of operations for the three months and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2016. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2016.

Overview

We provide professional business services, products and solutions that help our clients grow and succeed by better managing their finances and employees. These services are provided to businesses of various sizes, as well as individuals, governmental entities and not-for-profit enterprises throughout the United States. We also provide limited information technology services through our National Practices segment to a client with offices in the United States and Canada. We deliver integrated services through three practice groups: Financial Services, Benefits and Insurance Services, and National Practices. Refer to Note 14, Segment Disclosures, to the accompanying consolidated financial statements for a general description of services provided by each practice group.

Refer to the Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion of our business and strategies, as well as the external relationships and regulatory factors that currently impact our operations.

Executive Summary

Revenue

Revenue for the three months ended September 30, 2017 increased $7.9 million, or 4.0%, to $207.7 million from $199.8 million for the same period in 2016. The increase in revenue was attributable to an increase in newly acquired operations of $9.6 million, or 4.8%, and a decrease in same-unit revenue of $1.7 million, or 0.8%.

Revenue for the nine months ended September 30, 2017 increased $39.2 million, or 6.3%, to $660.2 million from $621.0 million for the same period in 2016. Revenue from newly acquired operations contributed $28.6 million, or 4.6%, and same-unit revenue increased $10.6 million, or 1.7%.

Income from Continuing Operations

Income from continuing operations decreased $1.1 million, or 10.2%, to $9.9 million during the three months ended September 30, 2017 compared to $11.0 million during the same period in 2016.

Income from continuing operations increased $5.1 million, or 12.4%, to $46.3 million during the nine months ended September 30, 2017 compared to $41.2 million during the same period in 2016.

Refer to “Results of Operations – Continuing Operations” for a detailed discussion of the components of income from continuing operations.

Earnings Per Diluted Share from Continuing Operations

Earnings per diluted share from continuing operations were $0.18 and $0.20 for the three months ended September 30, 2017 and 2016, respectively. The fully diluted weighted average share count increased by approximately 2.0 million shares to 55.8 million shares for the three months ended September 30, 2017 from 53.8 million shares during the same period in 2016.

Earnings per diluted share from continuing operations were $0.83 and $0.77 for the nine months ended September 30, 2017 and 2016, respectively. The fully diluted weighted average share count increased by approximately 2.3 million shares to 55.6 million shares for the nine months ended September 30, 2017 from 53.3 million shares for the same period in 2016.

Acquisitions

Our first priority for the use of capital is to make strategic acquisitions. We have the financing flexibility and the capacity to carry out an active acquisition program and to take an opportunistic approach towards using funds to repurchase shares. We seek to strengthen our operations and customer service capabilities by selectively acquiring businesses that expand our market position and strengthen our existing service offerings. During the third quarter of 2017, we completed one client list purchase. During the first nine months of 2017, we have completed three acquisitions and two client list purchases. For further discussion regarding acquisitions, refer to Note 12, Acquisitions, to the accompanying consolidated financial statements.

Share Repurchases

On February 9, 2017, the CBIZ Board of Directors authorized the purchase of up to 5.0 million shares of CBIZ common stock under the Share Repurchase Program (the “Share Repurchase Program”), which may be suspended or discontinued at any time and expires on April 1, 2018. The shares may be purchased in open market, privately negotiated or Rule 10b5-1 trading plan purchases, which may include purchases from CBIZ employees, officers and directors, in accordance with the Securities and Exchange Commission (the “SEC”) rules. CBIZ management will determine the timing and amount of the transactions based on its evaluation of market conditions and other factors.

During the nine months ended September 30, 2017, we repurchased approximately 0.6 million shares of our common stock at a total cost of approximately $8.8 million under the Share Repurchase Plan. We also withheld approximately 0.1 million shares with an aggregate value of approximately $1.4 million during the same period from employees who exercised stock options or who received vested restricted stock awards. Such shares were withheld, if applicable, to cover the required tax withholdings.

Results of Operations – Continuing Operations

Revenue

The following tables summarize total revenue for the three and nine months ended September 30, 2017 and 2016 (in thousands except percentages).

	Three Months Ended September 30,
	2017	% of Total	2016	% of Total	$ Change	% Change
Financial Services	$130,305	62.7%	$123,049	61.6%	$7,256	5.9%
Benefits and Insurance Services	69,663	33.6%	68,979	34.5%	684	1.0%
National Practices	7,755	3.7%	7,766	3.9%	(11)	(0.1)%
Total CBIZ	$207,723	100.0%	$199,794	100.0%	$7,929	4.0%

	Nine Months Ended September 30,
	2017	% of Total	2016	% of Total	$ Change	% Change
Financial Services	$421,529	63.9%	$398,112	64.1%	$23,417	5.9%
Benefits and Insurance Services	215,386	32.6%	199,790	32.2%	15,596	7.8%
National Practices	23,283	3.5%	23,145	3.7%	138	0.6%
Total CBIZ	$660,198	100.0%	$621,047	100.0%	$39,151	6.3%

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

Operating Expenses

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	(In thousands, except percentages)
Operating expenses	$184,723	$174,069	$10,654	6.1%
Operating expenses % of revenue	88.9%	87.1%		80 bps

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	(In thousands, except percentages)
Operating expenses	$565,609	$526,182	$39,427	7.5%
Operating expenses % of revenue	85.7%	84.7%		50 bps

Three months ended September 30, 2017 compared to September 30, 2016. The majority of our operating expenses relate to personnel costs, which includes (i) salaries and benefits, (ii) commissions paid to producers (iii) incentive compensation, and (iv) share-based compensation. Operating expenses increased $10.7 million, or 6.1%, in the third quarter of 2017 compared to the third quarter of 2016, and increased to 88.9% of revenue from 87.1% of revenue for the prior year. Personnel costs increased $9.3 million, or 6.9%, to support our growth in revenue, with acquisitions contributing approximately $6.0 million to personnel costs. The remaining fluctuation consists of other operating expenses, none of which are individually significant.

The non-qualified deferred compensation added expense of $2.7 million in the third quarter of 2017 compared to expense of $2.1 million during the same period in 2016. Excluding this item, operating expenses would have been $182.0 million and $171.9 million, or 87.6% and 86.1% of revenue, for the third quarter of 2017 and 2016, respectively.

Nine months ended September 30, 2017 compared to September 30, 2016. Operating expenses increased $39.4 million, or 7.5%, in the first nine months of 2017 compared to the first nine months of 2016, and increased to 85.7% of revenue from 84.7% of revenue for the prior year. The increase in operating expenses was due to the same factors as discussed above in the quarterly section. Personnel costs increased $35.0 million, or 8.5%. Acquisitions contributed approximately $16.2 million to personnel costs. Occupancy costs increased approximately $2.1 million, 6.3%. The remaining fluctuation consists of other operating expenses, none of which are individually significant.

The non-qualified deferred compensation added expense of $7.6 million for the first nine months of 2017 compared to expense of $3.7 million during the same period in 2016. Excluding this item, operating expenses would have been $558.0 million and $522.5 million, or 84.5% and 84.1% of revenue, for the first nine months of 2017 and 2016, respectively.

G&A Expenses

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	(In thousands, except percentages)
G&A expenses	$7,979	$8,679	$(700)	(8.1)%
G&A expenses % of revenue	3.8%	4.4%		20 bps

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	(In thousands, except percentages)
G&A expenses	$25,979	$27,270	$(1,291)	(4.7)%
G&A expenses % of revenue	3.9%	4.4%		(40 bps)

Three months ended September 30, 2017 compared to September 30, 2016. Our G&A expenses were $8.0 million in the third quarter of 2017 compared to $8.7 million for the same period in 2016 and decreased to 3.7% of revenue from 4.4% of revenue for the prior year. Personnel costs decreased $0.9 million, or 18.8%, primarily due to a decrease in incentive-based compensation. G&A expenses, excluding the impact of the non-qualified deferred compensation plan, would have been $7.7 million and $8.4 million, or 3.7% and 4.2% of revenue, for the third quarters of 2017 and 2016, respectively.

Nine months ended September 30, 2017 compared to September 30, 2016. For the first nine months of 2017, G&A expenses were $26.0 million compared to $27.3 million for the same period in 2016 and decreased to 3.9% of revenue from 4.4% of revenue for the prior year. Personnel cost decreased $1.3 million, or 8%, primarily due to a decrease in the executive incentive plan and in incentive-based compensation. G&A expenses, excluding the impact of the non-qualified deferred compensation plan, would have been $25.2 million and $26.7 million, or 3.8% and 4.3% of revenue, for the first nine months of 2017 and 2016, respectively.

Other Income (Expense), Net

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	(In thousands, except percentages)
Interest expense	$(1,777)	$(1,760)	$(17)	1.0%
Gain on sale of operations, net	—	329	(329)	NM
Other income, net	2,792	2,632	160	6.1%
Total other income (expense), net	$1,015	$1,201	$(186)	(15.5)%

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	(In thousands, except percentages)
Interest expense	$(4,986)	$(5,019)	$33	(0.7)%
Gain on sale of operations, net	45	480	(435)	NM
Other income, net	9,293	5,482	3,811	NM
Total other income (expense), net	$4,352	$943	$3,409	NM

Interest Expense

Three and nine months ended September 30, 2017 compared with September 30, 2016. Interest expense for the three and nine months ended September 30, 2017 and 2016 remained flat. Our average debt balances decreased year-over-year, but our average interest rates increased. For the third quarter of 2017, our average debt balance and interest rate was $212.0 million and 2.82%, compared to $231.8 million and 2.53% for the third quarter of 2016. For the first nine months of 2017, our average debt balance and interest rate was $208.6 million and 2.67%, compared to $234.6 million and 2.43% for the first nine months of 2016. Our debt is further discussed in Note 5, Debt and Financing Arrangements, to the accompanying consolidated financial statements.

Other Income, Net

Three and nine months ended September 30, 2017 compared with September 30, 2016. Other income, net includes a net gain of $3.0 million and $2.4 million for the third quarter of 2017 and 2016, respectively, and a net gain of $8.4 million and $4.3 million for the first nine months of 2017 and 2016, respectively, associated with the value of investments held in a rabbi trust related to the non-qualified deferred compensation plan. The adjustments to the investments held are offset by a corresponding increase or decrease to compensation expense, and are recorded as “Operating expenses” and “G&A expenses” in the accompanying Consolidated Statements of Comprehensive Income. The non-qualified deferred compensation plan has no impact on “Income from continuing operations before income tax expense” or “Diluted earnings per share from continuing operations”.

In addition to the impact of the non-qualified deferred compensation plan, adjustments to the fair value of our contingent purchase price liability related to prior acquisitions resulted in additional expense of $0.5 million during the third quarter of 2017 compared to income of $0.2 million for the same period in 2016. For the first nine months of 2017 and 2016, adjustments to the fair value of our contingent purchase price liability related to prior acquisitions contributed $0.2 million and $0.9 million in income, respectively.

Income Tax Expense

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	(In thousands, except percentages)
Income tax expense	$6,172	$7,260	$(1,088)	(15.0)%
Effective tax rate	38.5%	39.8%

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	(In thousands, except percentages)
Income tax expense	$26,656	$27,366	$(710)	(2.6)%
Effective tax rate	36.5%	39.9%

Three months ended September 30, 2017 compared to September 30, 2016. Income tax expense from continuing operations for the three months ended September 30, 2017 decreased to $6.2 million from $7.3 million for the third quarter of 2016. The effective tax rate for the third quarter of 2017 was 38.5%, compared to an effective tax rate of 39.8% for the comparable period in 2016. The decrease in the effective tax rate primarily relates to lower income tax expense due to the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-09, “Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”) beginning January 1, 2017. A $0.2 million tax benefit associated with share-based compensation, which would have previously been recorded in additional paid-in capital on our Consolidated Balance Sheets, is now recorded directly to income tax expense on our Consolidated Statements of Comprehensive Income.

Nine months ended September 30, 2017 compared to September 30, 2016. Income tax expense from continuing operations for the nine months ended September 30, 2017 decreased to $26.7 million from $27.4 million for the nine months ended September 30, 2016. The effective tax rate for the nine months ended September 30, 2017 was 36.5%, compared to an effective tax rate of 39.9% for the comparable period in 2016. A $3.0 million tax benefit associated with share-based compensation and the decrease in the effective tax rate primarily relate to lower income tax expense due to the adoption of ASU 2016-09 as discussed above in the quarterly section.

Operating Practice Groups

We deliver our integrated services through three practice groups: Financial Services, Benefits and Insurance Services and National Practices. A description of these groups' operating results and factors affecting their businesses is provided below.

Financial Services

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$122,325	$123,049	$(724)	(0.6)%
Acquired businesses	7,980	—	7,980
Total revenue	$130,305	$123,049	$7,256	5.9%
Operating expenses	112,996	105,615	7,381	7.0%
Gross margin	$17,309	$17,434	$(125)	(0.7)%
Gross margin percent	13.3%	14.2%

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$409,145	$398,112	$11,033	2.8%
Acquired businesses	12,384	—	12,384
Total revenue	$421,529	$398,112	$23,417	5.9%
Operating expenses	348,236	326,099	22,137	6.8%
Gross margin	$73,293	$72,013	$1,280	1.8%
Gross margin percent	17.4%	18.1%

Three months ended September 30, 2017 compared to September 30, 2016

Revenue

The Financial Services practice group revenue grew by 5.9% to $130.3 million in 2017 from $123.0 million in 2016, reflecting growth from acquired business of $8.0 million offset by a reduction in same-unit revenue of $0.7 million. The growth in revenue from acquired businesses was provided by CMF Associates, L.L.C. (“CMF”), acquired June 1, 2017, and The Seff Group, P.C. (“Seff”), acquired November 1, 2016, adding $6.5 million and $1.5 million, respectively, in incremental revenue. The reduction in same-unit revenue was driven by those units that provide traditional accounting and tax services, which decreased 2.2%, primarily due to weather-related disruptions in our Florida based offices causing a delay in tax services in the third quarter, offset by those units that provided national services, which increased 3.0%.

We provide a range of services to affiliated CPA firms under joint referral and administrative service agreements (“ASAs”). Fees earned under the ASAs are recorded as revenue in the accompanying Consolidated Statements of Comprehensive Income and were approximately $34.7 million and $33.2 million for the three months ended September 30, 2017 and 2016, respectively.

Operating Expenses

Operating expenses increased by $7.4 million at September 30, 2017, to 86.7% of revenue, from 85.9% of revenue for the prior year. This increase is primarily due to an increase in personnel costs of $5.5 million, driven by incremental growth in our headcount and salaries and related benefits. Acquisitions contributed approximately $5.1 million to the increase in personnel costs.

Nine months ended September 30, 2017 compared to September 30, 2016

Revenue

Revenue for the nine months ended September 30, 2017 grew by 5.9% to $421.5 million from $398.1 million in 2016. Same-unit growth of $11.0 million, or 2.8%, was driven by those units that provide national services, which increased 5.5%, as well as those units that provide traditional accounting and tax related services, which increased 1.6%. The acquisitions of CMF and Seff, as detailed above, provided incremental revenue of $8.4 million and $4.0 million, respectively.

Fees earned under the ASAs, as described above, were approximately $125.5 million and $117.4 million for the nine months ended September 30, 2017 and 2016, respectively.

Operating Expenses

Operating expenses increased by $22.1 million for the nine months ended September 30, 2017, to 82.6% of revenue, from 81.9% of revenue for the prior year. This increase is primarily due to an increase in personnel costs of $18.5 million, driven by the same factors as discussed above in the quarterly section. Acquisitions contributed approximately $8.0 million to the increase in personnel costs.

Benefits and Insurance Services

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$68,044	$68,979	$(935)	(1.4)%
Acquired businesses	1,619	—	1,619
Total revenue	$69,663	$68,979	$684	1.0%
Operating expenses	59,155	57,627	1,528	2.7%
Gross margin	$10,508	$11,352	$(844)	(7.4)%
Gross margin percent	15.1%	16.5%

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$199,178	$199,790	$(612)	(0.3)%
Acquired businesses	16,208	—	16,208
Total revenue	$215,386	$199,790	$15,596	7.8%
Operating expenses	179,174	167,651	11,523	6.9%
Gross margin	$36,212	$32,139	$4,073	12.7%
Gross margin percent	16.8%	16.1%

Three months ended September 30, 2017 Compared to September 30, 2016

Revenue

The Benefits and Insurance Services practice group revenue increased by $0.7 million, or 1.0%, to $69.7 million at September 30, 2017 compared to $69.0 million for the same period in 2016. The increase was primarily driven by $1.6 million of incremental revenue from the acquisitions of Slaton Insurance (“Slaton”) and Pacific Coastal Pension (“Pacific Coastal”), both acquired in 2017, and Actuarial Consultants, Inc. (“ACI”), acquired in 2016. The reduction in same-unit revenue was due to softness in our transaction-related businesses and not in our core services.

Operating Expenses

Operating expenses increased $1.5 million at September 30, 2017, to 84.9% of revenue from 83.5% of revenue for the prior period. The increase in operating expenses was primarily due to an increase in personnel costs of $1.5 million, partially driven by incremental growth in headcount and salaries and related benefits. Acquisitions contributed approximately $0.9 million to the increase in personnel costs.

Nine months ended September 30, 2017 Compared to September 30, 2016

Revenue

For the nine months ended September 30, 2017, revenue increased by $16.0 million, or 7.8%, to $215.4 million at September 30, 2017 compared to $199.8 million for the same period in 2016. The increase was primarily driven by $16.2 million of incremental revenue from the acquisitions listed above as well as the acquisition of Flex-Pay Business Services, Inc. (“Flex-Pay”), The Savitz Organization (“Savitz”), and Ed Jacobs & Associates (“EJ&A”), all acquired in 2016. The reduction in same-unit revenue was due to the same factors as discussed above in the quarterly section.

Operating Expenses

Operating expenses increased by $11.5 million at September 30, 2017, and decreased to 83.2% of revenue from 83.9% of revenue for the prior period. The increase in operating expenses was primarily due to an increase in personnel costs of $9.2 million, including acquisitions which contributed approximately $8.2 million to the increase in personnel costs.

National Practices

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$7,755	$7,766	$(11)	(0.1)%
Operating expenses	7,109	6,895	214	3.1%
Gross margin	$646	$871	$(225)	(25.8)%
Gross margin percent	8.3%	11.2%

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$23,283	$23,145	$138	0.6%
Operating expenses	21,351	20,777	574	2.8%
Gross margin	$1,932	$2,368	$(436)	(18.4)%
Gross margin percent	8.3%	10.2%

Three and nine months ended September 30, 2017 compared to September 30, 2016

Revenue and Operating Expenses

The National Practices group is primarily driven by a cost-plus contract with a single client. Revenues from this single client accounted for approximately 70% of the National Practice group’s revenue. For the third quarter, revenue remained flat at $7.8 million while operating expenses increased $0.2 million, or 3.1%. For the nine months ended September 30, 2017, revenue increased $0.1 million, or 0.6%, and operating expenses increased $0.6 million, or 2.8%. The increase in operating expenses was driven by an increase in salaries and benefits.

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

Accounts receivable balances increase in response to the increase in first quarter revenue generated by the Financial Services practice group. A significant amount of this revenue is billed and collected in subsequent quarters. Days sales outstanding (“DSO”) from continuing operations represent accounts receivable and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve months daily revenue. We provide DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of our ability to collect on receivables in a timely manner. DSO was 89 days and 76 days at September 30, 2017 and December 31, 2016, respectively. DSO at September 30, 2016 was 86 days.

The following table presents selected cash flow information (in thousands). For additional details, refer to the accompanying Consolidated Statements of Cash Flows.

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$33,627	$34,897
Net cash provided by investing activities	43,463	35,164
Net cash used in financing activities	(79,306)	(70,397)
Net decrease in cash and cash equivalents	$(2,216)	$(336)

Operating Activities

Operating activities from continuing operations provided cash of $34.4 million for both the nine months ended September 30, 2017 and 2016, respectively. The increase in net income of $4.8 million was offset by a $2.4 million decrease in noncash items as well as a $2.4 million increase in use of cash for working capital items.

Operating activities provided cash of $33.6 million for the first nine months of 2017, compared o $34.9 million of cash 1provided for the same period in 2016. The $1.3 million decrease was primarily due to an increase in cash used in discontinued operations primarily related to a small office under the Financial Services segment.

Investing Activities

Cash provided by investing activities for the first nine months of 2017 consisted primarily of net activity related to funds held for clients of $79.7 million, partially offset by $26.4 million of cash used related to the acquisitions of CMF, Slaton and Savitz, as well as $8.9 million of additions to property and equipment. Cash used for investing activities in 2016 consisted primarily of $26.8 million of cash used related to the acquisitions of Savitz and Flex-Pay.

The balances in funds held for clients and client fund obligations can fluctuate with the timing of cash receipts and the related cash payments. The nature of these accounts is further described in Note 1, Organization and Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Financing Activities

Cash used in financing activities for the first nine months of 2017 consisted primarily of a net decrease of $79.7 million in client fund obligations, partially offset by $14.6 million in net proceeds from our credit facility and the repurchase of our common stock at a cost of approximately $8.8 million under the Share Repurchase Program. We also withheld shares with an aggregate value of approximately $1.4 million from employees who exercised stock options or who received vested restricted stock awards. Such shares were withheld, if applicable, to cover the required tax withholdings.

Cash provided by financing activities for the first nine months of 2016 consisted primarily of $13.8 million in net proceeds from our credit facility, partially offset by the repurchase of our common stock at a cost of approximately $6.7 million under the Share Repurchase Program. We also withheld shares with an aggregate value of approximately $1.3 million from employees who exercised stock options or who received vested restricted stock awards. Such shares were withheld, if applicable, to cover the required tax withholdings. During the first nine months of 2016, we also paid $5.8 million in contingent consideration for prior business acquisitions.

Capital Resources

Credit Facility

At September 30, 2017, there was $206.0 million outstanding under the credit facility as well as letters of credit totaling $2.3 million. Available funds under the credit facility, based on the terms of the commitment, were approximately $142.5 million at September 30, 2017.

For further discussion regarding our debt, refer to Note 5, Debt and Financing Arrangements, to the accompanying consolidated financial statements.

Debt Covenant Compliance

Under the credit facility, we are required to meet certain financial covenants with respect to (i) total leverage ratio and (ii) a minimum fixed charge coverage ratio. We are in compliance with our covenants as of September 30, 2017. Our ability to service our debt and to fund future strategic initiatives will depend upon our ability to generate cash in the future.

Acquisitions

We completed three acquisitions and two client list purchase during the nine months ended September 30, 2017. For further details on acquisitions, refer to Note 12, Acquisitions, to the accompanying consolidated financial statements.

Share Repurchases

During the nine months ended September 30, 2017, we repurchased approximately 0.6 million shares of our common stock at a total cost of approximately $8.8 million under the Share Repurchase Plan. We also withheld approximately 0.1 million shares with an aggregate value of approximately $1.4 million during the same period from employees who exercised stock options or who received vested restricted stock awards. Such shares were withheld, if applicable, to cover the required tax withholdings.

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

We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $2.3 million at September 30, 2017 and December 31, 2016. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at September 30, 2017 and December 31, 2016 totaled $2.5 million and $2.3 million, respectively.

We have various agreements under which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by us under such indemnification clauses is generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2017, we are not aware of any material obligations arising under indemnification agreements that would require payment.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our floating rate debt under our credit facility exposes us to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which we could borrow funds under the credit facility. Our balance outstanding under our credit facility at September 30, 2017 was $206.0 million, of which $126.0 million is subject to rate risk. If market rates were to increase or decrease 100 basis points from the levels at September 30, 2017, interest expense would increase or decrease approximately $1.3 million annually.

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

At September 30, 2017, we had five interest rate swaps with notional values of $10.0 million, $15.0 million, $25.0 million, $10.0 million, and $20.0 million with various maturity dates ranging from November 2017 to May 2022. Refer to Note 7, Financial Instruments, for further details on our interest rate swaps. Management will continue to evaluate the potential use of interest rate swaps as we deem appropriate under certain operating and market conditions. We do not enter into derivative instruments for trading or speculative purposes.

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

Conclusions

Our Disclosure Controls are designed to provide reasonable assurance of achieving their objectives and, based upon the Controls Evaluation, our CEO and CFO have concluded that as of the end of the period covered by this report, our Disclosure Controls were effective at that reasonable assurance level.

(b) Internal Control over Financial Reporting

There was no change in our Internal Controls that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our Internal Controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent sales of unregistered securities

During the nine months ended September 30, 2017, we issued approximately 0.2 million shares of our common stock as payment for contingent consideration for previous acquisitions.

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

Shares repurchased during the three months ended September 30, 2017 (reported on a trade-date basis) are summarized in the table below (in thousands, except per share data).

	Issuer Purchases of Equity Securities
Third Quarter Purchases (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan (4)
July 1 – July 31, 2017	263	$14.96	263	4,512
August 1 – August 31, 2017	45	$14.44	45	4,467
September 1 – September 30, 2017	—	$—	—	4,467
Third quarter purchases	308	$14.89	308

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
(4)

Effective April 1, 2017, the shares available to be repurchased was reset to 5.0 million shares pursuant to the Share Repurchase Plan authorized on February 9, 2017, which will expire one year from the effective date. Amounts in this column represent the shares available to be repurchased, pursuant to the Share Repurchase Plan.

According to the terms of our credit facility, we are not permitted to declare or make any dividend payments, other than dividend payments made by one of our wholly owned subsidiaries to the parent company. Refer to Note 8, Debt and Financing Arrangements, to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2016 for a description of working capital restrictions and limitations on the payment of dividends.

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

101 *

The following materials from CBIZ, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (iii) Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2017 and the year ended December 31, 2016; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (v) Notes to the Consolidated Financial Statements.

*	Indicates documents filed herewith.
*	Indicates document furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBIZ, Inc.
(Registrant)

Date:	November 2, 2017	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer