Form 10-K
period 2017-12-31
CBIZ, Inc.
filed 2018-03-01
CIK 944148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $740.7 million as of June 30, 2017.

The number of outstanding shares of the registrant’s common stock is 55,008,709 as of February 28, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2018 Annual Meeting of Stockholders.

CBIZ, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“the Exchange Act”). All statements other than statements of historical fact included in this Annual Report on Form 10-K including, without limitation, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and plans and objectives for future performance are forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are commonly identified by the use of such terms and phrases as “will”, “could”, “can”, “may”, “strives”, “hopes”, “intends”, “believes”, “estimates”, “expects”, “projects”, “anticipates,” “foreseeable future”, “seeks” and words or phrases of similar import in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated services, sales efforts, expenses, and financial results.

From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this Annual Report on Form 10-K and in any other public statements that we make, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in “Item 1A. Risk Factors” will be important in determining future results. Should one or more of these risks or assumptions materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

Consequently, no forward-looking statement can be guaranteed. Our actual future results may vary materially, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in the quarterly, periodic and annual reports we file with the United States Securities and Exchange Commission (the “SEC”). Also note that we provide cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses as discussed in Item 1 and Item 1A. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those described here could also adversely affect operating or financial performance.

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

PART I

Item 1. Business.

Introduction

We have been operating as a professional services business since 1996. We built our professional services business organically and through acquiring and integrating accounting and financial service providers, group health benefits consulting firms, property and casualty brokerage firms, payroll service providers, and valuation and other service firms throughout the United States. We are listed on the New York Stock Exchange (“NYSE”) under the symbol “CBZ.”

We provide professional business services, products and solutions that help our clients grow and succeed by better managing their finances and employees. These services are provided to primarily small and midsized businesses (“SMB”), as well as individuals, governmental entities and not-for-profit enterprises throughout the United States. We also provide limited information technology services through our National Practices segment in the United States and parts of Canada. We deliver our integrated services through the following three practice groups: Financial Services, Benefits and Insurance Services, and National Practices.

We believe that our diverse and integrated service offerings result in advantages for both the client and for us. By providing custom solutions that help clients manage their finances and employees, we enable our clients to focus their resources on their own core business and operational competencies. Additionally, working with one provider for several solutions enables our clients to utilize their resources more efficiently by eliminating the need to coordinate with multiple service providers. The ability to combine several services and offer them through one trusted provider distinguishes us from other service providers.

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

•

Cross-serving provides us with the opportunity to offer and deliver multiple services to our existing clients. Cross-serving opportunities are identified by our employees as they provide services to our existing clients. Being a trusted advisor to our clients provides us with the opportunity to identify the clients’ needs, while the diverse and integrated services we offer allows us to provide solutions to satisfy these needs.

•

Our acquisition strategy is to selectively acquire businesses that expand our market position and strengthen our existing service offerings. Strategic businesses that we seek to acquire generally have strong and energetic leadership, a positive local market reputation, a commitment to client service, the potential for cross-serving additional services to our clients, an ability to integrate quickly with our existing operations and are accretive to earnings.

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

Business Services

We deliver our integrated services through three operating practice groups. A general description of services provided by each practice group is provided in the table below.

Financial Services	Benefits and Insurance Services	National Practices
• Accounting and Tax • Government Healthcare Consulting • Financial Advisory • Valuation • Risk & Advisory Services	• Group Health Benefits Consulting • Payroll • Property and Casualty • Retirement Plan Services	• Managed Networking and Hardware Services • Healthcare Consulting

Practice Groups

Revenue by practice group for the years ended December 31, 2017, 2016 and 2015 is provided in the table below (in thousands):

	Year Ended December 31,
	2017		2016		2015
Financial Services	$540,315	63.2%	$501,307	62.7%	$476,396	63.5%
Benefits and Insurance Services	283,909	33.2%	267,606	33.5%	244,493	32.6%
National Practices	31,116	3.6%	30,919	3.8%	29,533	3.9%
Total CBIZ	$855,340	100.0%	$799,832	100.0%	$750,422	100.0%

A discussion of our practice groups and certain external relationships and regulatory factors that currently impact those practice groups are provided below. Refer to Note 21, Segment Disclosures, to the accompanying consolidated financial statements for further discussion of our practice groups.

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

Restrictions imposed by independence requirements and state accountancy laws and regulations preclude us from rendering audit and attest services (other than internal audit services). As such, we maintain joint-referral relationships and administrative service agreements (“ASAs”) with independent licensed Certified Public Accounting (“CPA”) firms (the “CPA firms”) under which audit and attest services may be provided to our clients by such CPA firms. These firms are owned by licensed CPAs, a vast majority of whom are also employed by our subsidiaries. Under these ASAs, we provide a range of services to the CPA firms, including (but not limited to): administrative functions such as office management, bookkeeping and accounting; preparing marketing and promotional materials; providing office space, computer equipment, systems support and administrative and professional staff. Services are performed in exchange for a fee.

Fees earned by us under the ASAs are recorded as revenue in the accompanying Consolidated Statements of Comprehensive Income and totaled approximately $156.4 million, $144.8 million and $137.5 million for the years ended December 31, 2017, 2016 and 2015, respectively, a majority of which is related to services rendered to privately-held clients and governmental agencies. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to us is typically reduced on a proportional basis. The ASAs have terms ranging up to fifteen years, are renewable upon agreement by both parties, and have certain rights of extension and termination.

At December 31, 2017, we maintained ASAs with five CPA firms. Most of the members and/or stockholders of the CPA firms are also our employees, and we render services to the CPA firms as an independent contractor. One of our ASAs is with Mayer Hoffman McCann, P.C. (“Mayer Hoffman”), an independent national CPA firm headquartered in Kansas City, Missouri. Mayer Hoffman has 232 stockholders, a vast majority of whom are also our employees. Mayer Hoffman maintains an eight member board of directors. There are no board members of Mayer Hoffman who hold senior officer positions at CBIZ. Our association with Mayer Hoffman offers clients access to the multi-state resources and expertise of a national CPA firm. We also have an ASA with Myers and Stauffer LC (“MSLC”), an independent national governmental healthcare consulting firm headquartered in Kansas City, Missouri. MSLC has eight equity members, all of whom are also our employees. MSLC maintains a three member executive committee, none of whom hold senior officer positions at CBIZ.

Although the ASAs do not constitute control, we are one of the beneficiaries of the agreements and may bear certain economic risks. As such, the CPA firms with which we maintain ASAs qualify as variable interest entities. Refer to Note 1, Basis of Presentation and Significant Accounting Policies, to the accompanying consolidated financial statements for further discussion.

Benefits and Insurance Services

The Benefits and Insurance Services practice group operates under the President of Benefits and Insurance Services, who oversees the practice group, along with a senior management team aligned along functional, product, and unit management lines. The Benefits and Insurance Services group is organized along lines of services such as group health benefits consulting and brokerage, property and casualty brokerage, retirement plan advisory services, payroll services, human capital advisory services, actuarial services, life insurance and other services that serve local and regional clients with national resources.

The Benefits and Insurance Services practice group maintains relationships with many different insurance carriers. Some of these carriers have compensation arrangements with us whereby some portion of payments due may be contingent upon meeting certain performance goals, or upon our providing client services that would otherwise be provided by the carriers. These compensation arrangements are provided to us as a result of our performance and expertise, and may result in enhancing our ability to access certain insurance markets and services on behalf of our clients. The aggregate compensation related to these arrangements received during the years ended December 31, 2017, 2016 and 2015 was less than 2% of consolidated CBIZ revenue for the respective periods.

National Practices

Our National Practices group consists of two services; healthcare consulting and information technology. The healthcare consulting group serves hospitals and other healthcare providers, specializing in revenue management, reimbursement optimization and managed care contracting. The information technology service group has been serving one client in the United States and Canada for more than fifteen years.

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

•

Thought leadership: Our marketing efforts continue to capitalize on the extensive knowledge and expertise of our associates. This has been accomplished through media visibility, social media, webinars, and the creation of a wide variety of white papers, newsletters, books, and other information offerings.

•

Market segmentation: The majority of our marketing resources are devoted to the highly measurable and high return on investment strategies that specifically target those industries and service areas where we have particularly deep experience. These efforts typically involve local, regional or national trade show and event sponsorships, targeted direct mail, email, and telemarketing campaigns, and practice and industry specific websites and newsletters.

•

Sales/sales management process development: We continue to enhance an accountable business development culture with several initiatives, including enhanced management visibility, analytics and forecasting through Salesforce.com and the implementation of performance management scorecards and business development pipeline reports. Together, these initiatives have helped create a more effective, efficient and successful sales management process throughout the Company.

Our focus has been on developing marketing strategies that specifically support each of our major practice areas: Financial Services and Benefits and Insurance Services. In each of these segments, emphasis has been put on marketing technology that has the highest and most measurable return on investment, including enhanced targeted email campaigns, webinars, web lead generation, and an evolving web presence.

In order to capitalize on marketing technology, we have developed a robust initiative to engage our professionals in building online relationships and reputation through social media. We have also launched multiple targeted digital lead generation programs which help manage an online relationship from first touch through conversion.

Clients

We provide professional services to over 90,000 clients, including over 50,000 business clients. By providing various professional services and administrative functions, we enable our clients to focus their resources on their own operational competencies. Reducing administrative functions allows clients to enhance productivity, reduce costs and improve service quality and efficiency by focusing on their core business. Depending on a client's size and capabilities, it may choose to utilize one, some or many of the diverse and integrated services offered by us.

Our clients represent a large variety of industries and markets, including many government agencies. We target SMB companies that have between 100 and 2,000 employees and annual revenues between $5 million and $200 million. Our largest client comprised less than 3% of our consolidated revenue in 2017 and is included in the National Practices operating practice group. Management believes that our client diversity helps insulate us from a downturn in a particular industry or geographic market. Nevertheless, economic conditions among select clients and groups of clients may have an impact on the demand for services provided by us.

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

Acquisitions and Divestitures

We seek to strengthen our operations and customer service capabilities by selectively acquiring businesses that expand our market position and strengthen our existing service offerings. In 2017, we completed four acquisitions and purchased two client lists in 2017. For further discussion regarding acquisitions and divestitures, refer to Note 18, Acquisitions, and Note 19, Discontinued Operations and Divestitures, to the accompanying consolidated financial statements.

Regulation

Our operations are subject to regulation by federal, state, local and professional governing bodies. Accordingly, our business services may be impacted by legislative changes by these bodies, particularly with respect to provisions relating to payroll, benefits administration and insurance services, pension plan administration and tax and accounting. We remain abreast of regulatory changes affecting our business, as these changes often affect clients’ activities with respect to employment, taxation, benefits, and accounting. For instance, changes in income, estate, or property tax laws may require additional consultation with clients subject to these changes to ensure their activities comply with revised regulations.

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

With respect to CPA firm clients that are required to file audited financial statements with the SEC, the SEC staff views us and the CPA firms with which we have contractual relationships as a single entity in applying independence rules established by the accountancy regulators and the SEC. Accordingly, we do not hold any financial interest in an SEC-reporting attest client of an associated CPA firm, enter into any business relationship with an SEC-reporting attest client that the CPA firm performing an audit could not maintain, or sell any non-audit services to an SEC-reporting attest client that the CPA firm performing an audit could not sell, under the auditor independence limitations set out in the Sarbanes-Oxley Act of 2002 and other professional accountancy independence standards. Applicable professional standards generally permit us to provide additional services to privately-held companies in addition to those services which may be provided to SEC-reporting attest clients of an associated CPA firm. We and the CPA firms with which we are associated have implemented policies and procedures designed to enable us and the CPA firms to maintain independence and freedom from conflicts of interest in accordance with applicable standards. Given the policies set by us on our relationships with SEC-reporting attest clients of associated CPA firms, and the limited number and size of such clients, the Sarbanes-Oxley Act of 2002 independence limitations do not, and are not expected to, materially affect our revenues.

The CPA firms with which we maintain ASAs may operate as limited liability companies, limited liability partnerships or professional corporations. The firms are separate legal entities with separate governing bodies and officers. Neither the existence of the ASAs nor the providing of services thereunder constitutes control of the CPA firms by us. The Company and the CPA firms maintain their own respective liability and risk of loss in connection with the performance of their respective services. Attest services are not permitted to be performed by any individual or entity that is not licensed to do so. We are not permitted to perform audits, reviews, compilations, or other attest services, do not contract to perform them and do not provide the associated attest reports. Given this legal prohibition and course of conduct, we do not believe it is likely that we would bear the risk of litigation losses related to attest services provided by the CPA firms.

Although the ASAs do not constitute control, we are one of the beneficiaries of the agreements and may bear certain economic risks. As such, the CPA firms with which we maintain ASAs qualify as variable interest entities. Refer to Note 1, Basis of Presentation and Significant Accounting Policies, to the accompanying consolidated financial statements for further discussion.

As of December 31, 2017, we believe we are in compliance with all governmental and professional organizations regulations relevant to the services we provide.

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

Employees

At December 31, 2017, we employed approximately 4,600 employees. We believe that we have a good relationship with our employees. A large number of our employees hold professional licenses or degrees. As a professional services company that differentiates itself from competitors through the quality and diversity of our service offerings, we believe that our employees are our most important asset. Accordingly, we strive to remain competitive as an employer while increasing the capabilities and performance of our employees.

Seasonality

A disproportionately large amount of our revenue occurs in the first half of the year. This is due primarily to accounting and tax services provided by our Financial Services practice group, which is subject to seasonality related to heavy volume in the first four months of the year. The Financial Services practice group generated nearly 40% of its revenue in the first four months of each of the past five years. In addition, nearly 50% of our annual earnings per share have been earned during the first quarter of each of the past five years. Like most professional service companies, most of our operating costs are relatively fixed in the short term, which generally results in higher operating margins in the first half of the year.

Available Information

Our principal executive office is located at 6050 Oak Tree Boulevard, South, Suite 500, Cleveland, Ohio 44131, and our telephone number is (216) 447-9000. Our website is located at https://www.cbiz.com. We make available, free of charge on our website, through the investor information page, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after we file (or furnish) such reports with the SEC. The public may read and copy materials that we file (or furnish) with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, and may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-732-0330. In addition, the SEC maintains an Internet Website that contains reports, proxy and information statements and other information about us at https://www.sec.gov. Our corporate code of conduct and ethics and the charters of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee of the Board of Directors are available on the investor information page of our website, referenced above, and in print to any shareholder who requests them.

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

Our success depends in large part upon the abilities and continued services of our executive officers and other key employees, such as our business unit presidents. In the course of business operations, employees may resign and seek employment elsewhere. Certain principal employees, however, are bound in writing to agreements containing non-compete and other restrictive covenants barring competitive employment, client acceptance, and solicitation of employees for a period of between two and ten years following their resignation. We cannot assure you that we will be able to retain the services of our key personnel. If we cannot retain the services of key personnel, there could be a material adverse effect on our business, financial condition and results of operations. While we generally have contractual arrangements with key personnel that contain restrictive covenants, courts are at times reluctant to enforce such covenants. In addition, many of our executive officers and other key personnel are either participants in our stock option plan or holders of a significant amount of our common stock. We believe that these interests provide additional incentives for these key employees to remain with us. In order to support our growth, we intend to continue to effectively recruit, hire, train and retain additional qualified management personnel. Our inability to attract and retain necessary personnel could have a material adverse effect on our business, financial condition and results of operations.

Restrictions imposed by independence requirements and conflict of interest rules may limit our ability to provide services to clients of the attest firms with which we have contractual relationships and the ability of such attest firms to provide attestation services to our clients.

Restrictions imposed by independence requirements and state accountancy laws and regulations preclude us from rendering audit and other attest services (other than internal audit services). As such, we and our subsidiaries maintain joint-referral relationships and ASAs with independent licensed CPA firms under which audit and other attest services may be provided to our clients by such CPA firms. The CPA firms are owned by licensed CPAs, a vast majority of whom are employed by us.

Under these ASAs, we provide a range of services to the CPA firms, including: administrative functions such as office management, bookkeeping, and accounting; preparing marketing and promotion materials; providing office space, computer equipment, systems support and administrative and professional staff. Services are performed in exchange for a fee. Fees earned by us under the ASAs are recorded as revenue in the accompanying Consolidated Statements of Comprehensive Income. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to us is typically reduced on a proportional basis.

With respect to CPA firm clients that are required to file audited financial statements with the SEC, the SEC staff views us and the CPA firms with which we have contractual relationships as a single entity in applying independence rules established by the accountancy regulators and the SEC. Accordingly, we do not hold any financial interest in, nor do we enter into any business relationship with, an SEC-reporting attest client that the CPA firm performing an audit could not maintain; further, we do not sell any non-audit services to an SEC-reporting attest client that the CPA firm performing an audit could not sell under the auditor independence limitations set out in the Sarbanes-Oxley Act of 2002 and other professional accountancy independence standards. SEC staff informed us that independence rules that apply to clients that receive attest services under SEC and Public Company Accounting Oversight Board (“PCAOB”) standards from such CPA firms would prohibit such clients from holding any common stock of CBIZ. However, applicable professional standards generally permit us to provide additional services to privately-held companies, in addition to those services which may be provided to SEC-reporting attest clients of a CPA firm. We and the CPA firms have implemented policies and procedures designed to enable us to maintain independence and freedom from conflicts of interest in accordance with applicable standards. Given the pre-existing limits set by us on our relationships with SEC-reporting attest clients of associated CPA firms, and the limited number and size of such clients, the imposition of independence limitations under the Sarbanes-Oxley Act of 2002, SEC rule or interpretation, or PCAOB standards do not and are not expected to materially affect our revenues.

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

Our goodwill and other intangible assets could become impaired, which could lead to material non-cash charges against earnings.

At December 31, 2017, the net carrying value of our goodwill and other intangible assets totaled $528.4 million and $84.8 million, respectively. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Other”, we assess these assets, including client lists, to determine if there is any indication of impairment. Significant negative industry or economic trends, disruptions to our business, adverse changes resulting from new governmental regulations, divestitures and sustained market capitalization declines may result in recognition of impairments. Any impairment of goodwill or intangible assets would result in a non-cash charge against current earnings, which could lead to a material impact on our results of operations and statements of financial position.

Certain liabilities resulting from acquisitions are estimated and could lead to a material impact on earnings.

Through our acquisition activities, we record liabilities for estimated future contingent earnout payments. The fair value of these liabilities is assessed on a quarterly basis and changes in assumptions used to determine the amount of the liability could lead to an adjustment that may have a material impact, favorable or unfavorable, on our results of operations.

Governmental regulations and interpretations are subject to changes, which could have a material adverse effect on revenue.

Laws and regulations could result in changes in the amount or the type of business services required by businesses and individuals. We cannot be sure that future laws and regulations will provide the same or similar opportunities for us to provide business consulting and management services to businesses and individuals. State insurance regulators have conducted inquiries to clarify the nature of compensation arrangements within the insurance brokerage industry. Future regulatory actions or laws, including the Affordable Care Act, may limit or eliminate our ability to enhance revenue through all current compensation arrangements and may result in a diminution of future insurance brokerage revenue from these sources. Accordingly, our ability to continue to operate in some states may depend on our flexibility to modify our operational structure in response to these changes in regulations.

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

Changes in the healthcare environment, including, but not limited to, any legislated changes in the United States’ national healthcare system, that affect the methods by which insurance carriers remunerate brokers, could adversely impact our revenues and margins in this business. Specifically, legislation or other changes could afford our clients and their employees the ability to seek insurance coverage through other means, including, but not limited to, direct access with insurance carriers or other similar avenues, which could eliminate or adversely alter the remuneration brokers receive from insurance carriers for their services.

Higher rates of unemployment in the United States could result in a general reduction in the number of individuals with employer-sponsored healthcare coverage. This decline in employee participation in healthcare insurance plans at our clients could result in a reduction in the commissions we receive from insurance carriers for our brokerage services, which could have an adverse impact on revenues and margins in this business.

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

We are not a CPA firm and we do not perform any attest services for clients. We do not maintain any ownership interest in or control over any CPA firm with which one of our subsidiaries may maintain an ASA. All of our administrative and professional staff who are provided to such CPA firms work under the sole direction, supervision and control of the particular CPA firm, and we do not control how attest work is conducted. For these reasons we do not believe we have liability to any party related to their receipt of attest services from such CPA firms. Nevertheless, from time to time we have been sued for attest work that we do not perform but which is performed by such CPA firms. While we have been successful to date in defending against such suits, it is possible that similar claims may be brought in the future. We will be required to defend against such claims, and may incur expenses related to such lawsuits and may not be successful in defending against such lawsuits. In the event that the CPA firms with which we maintain ASAs incur judgments and costs related to such suits that threaten the solvency of the CPA firms, we may incur expenditures related to such proceedings.

The future issuance of additional shares could adversely affect the price of our common stock.

Future sales or issuances of common stock, including those related to the uses described below, or the perception that sales could occur, could adversely affect the market price of our common stock and dilute the percentage ownership held by our stockholders. We have authorized 250 million shares of common stock, and have approximately 55 million shares of common stock outstanding at February 28, 2018. A substantial number of these shares have been issued in connection with acquisitions. As part of many acquisition transactions, shares are contractually restricted from sale for a one-year period, and as of February 28, 2018, approximately 0.4 million shares of our common stock were under lock-up contractual restrictions that expire by December 31, 2018. We cannot be sure when sales by holders of our stock will occur, how many shares will be sold or the effect that sales may have on the market price of our common stock.

Our principal stockholders may have substantial control over our operations.

Our stockholders that beneficially own (within the meaning of Rule 13d-3 of the Exchange Act) significant percentages of our common stock relative to other individual stockholders may exert substantial influence over actions that require the consent of a majority of our outstanding shares, including the election of directors. Our share repurchase activities may result in increased ownership percentages of these individuals and therefore increase the influence they may exert, if they do not participate in these share repurchase transactions or otherwise dispose of their common stock.

We require a significant amount of cash for interest payments on our debt and to expand our business as planned.

At December 31, 2017, our debt consisted primarily of $178.5 million in principal amount outstanding under our $400 million unsecured credit facility (as amended the “credit facility”). Our debt requires us to dedicate a portion of our cash flow from operations to pay interest on our indebtedness, thereby reducing the funds available to use for acquisitions, capital expenditures and general corporate purposes. Our ability to make interest payments on our debt, and to fund acquisitions, will depend upon our ability to generate cash in the future. Insufficient cash flow could place us at risk of default under our debt agreements or could prevent us from expanding our business as planned. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our credit facility in an amount sufficient to enable us to fund our other liquidity needs. Volatility in interest rates from monetary policy or economic conditions could increase expenses, cause uncertainty and impact our ability to pay interest on our indebtedness. Refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for further information regarding interest rate risk.

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

Our failure to satisfy covenants in our debt instruments could cause a default under those instruments.

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

We acquired four businesses and two client lists during 2017, and maintain a healthy pipeline of potential businesses for acquisition. Targeted acquisitions are part of our growth strategy, and it is our intention to selectively acquire businesses or client lists that are complementary to existing service offerings in our target markets. However, we cannot be certain that we will be able to continue identifying appropriate acquisition candidates and acquire them on satisfactory terms, and we cannot be assured that such acquisitions, even if completed, will perform as expected or will contribute significant synergies, revenues or profits. In addition, we may also face increased competition for acquisition opportunities, which may inhibit our ability to complete transactions on terms that are favorable to us. As discussed above, there are certain provisions under our credit facility that may limit our ability to acquire additional businesses. In the event that we are not in compliance with certain covenants as specified in our credit facility, we could be restricted from making acquisitions, restricted from borrowing funds from our credit facility for other uses, or required to pay down the outstanding balance on the line of credit. However, management believes that funds available under the credit facility, along with cash generated from operations, will be sufficient to meet our liquidity needs, including planned acquisition activity in the foreseeable future. To the extent we are unable to find suitable acquisition candidates, an important component of our growth strategy may not be realized.

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

Given our levels of share-based compensation, our tax rate may vary significantly depending on our stock price.

Effective January 1, 2017, we adopted FASB Accounting Standard Update (“ASU”) No. 2016-09, “Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting.” The tax effects of the accounting for share-based compensation may significantly impact our effective tax rate from period to period. In periods in which our stock price is higher than the grant date fair value of the share-based compensation vesting or exercises in that period, we will recognize excess tax benefits that will decrease our effective tax rate. For example, in 2017, the excess tax benefit recognized from share-based compensation decreased our provision for income taxes by $3.8 million and our effective tax rate by 5.2% as compared to the tax rate without such benefits. In future periods in which our stock price is lower than the grant price of the share-based compensation vesting in that period, our effective tax rate may increase. The amount and value of share-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of share-based compensation on our effective tax rate. These tax effects are dependent on our stock price and exercise activity, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.

We may be subject to the actions of activist shareholders.

Our Board of Directors and management team are committed to acting in the best interest of all of our shareholders. We value constructive input from investors and regularly engage in dialogue with our shareholders regarding strategy and performance. Activist shareholders who disagree with the composition of the Board of Directors, our strategy or the way the Company is managed may seek to effect change through various strategies and channels. Responding to shareholder activism can be costly and time-consuming, disrupt our operations, and divert the attention of management and our employees from our strategic initiatives. Activist campaigns can create perceived uncertainties as to our future direction, strategy, or leadership and may result in the loss of potential business opportunities, harm our ability to attract new employees, investors, and customers, and cause our stock price to experience periods of volatility or stagnation.

Changes in accounting policies, standards, and interpretations could materially affect how we report our financial condition, results of operations, and cash flows.

The FASB, regulatory agencies, and other bodies that establish accounting standards periodically change the financial accounting and reporting standards governing the preparation of our consolidated financial statements. Additionally, those bodies that establish and interpret the accounting standards (such as the FASB and the SEC) may change prior interpretations or positions on how these standards should be applied. These changes can be difficult to predict and can materially affect how we record and report our financial condition, results of operations, and cash flows. In unusual circumstances, we could be required to retroactively apply a new or revised standard, resulting in changes to previously reported financial results.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located at 6050 Oak Tree Boulevard, South, Suite 500, Cleveland, Ohio 44131, in leased premises. We lease more than 100 offices in 33 states and believe that our current facilities are sufficient for our current needs.

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

	2017		2016
	High	Low	High	Low
First quarter	$14.15	$12.75	$10.64	$9.60
Second quarter	$15.75	$13.80	$10.80	$9.76
Third quarter	$16.50	$14.45	$11.71	$10.39
Fourth quarter	$17.25	$14.75	$14.05	$10.85

On December 29, 2017, the last reported sale price of our common stock as reported on the NYSE was $15.45 per share. As of February 28, 2018, we had approximately 2,200 holders of record of our common stock, and the last sale of our common stock as of that date was $18.05.

Dividend Policy

Our $400 million credit facility does not permit us to declare or make any dividend payments, other than dividend payments made by one of our wholly-owned subsidiaries to the parent company. Historically, we have not paid cash dividends on our common stock. We do not anticipate paying cash dividends in the foreseeable future. Our Board of Directors has discretion over the payment and level of dividends on common stock, subject to the limitations of the credit facility and applicable law.

Recent Sales of Unregistered Securities

During the year ended December 31, 2017, we issued approximately 0.3 million shares of our common stock as payment for contingent consideration for acquisitions that occurred prior to 2017.

The above referenced shares were issued in transactions not involving a public offering in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act. The persons to whom the shares were issued had access to full information about the Company and represented that they acquired the shares for their own account and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold, or otherwise transferred without having first been registered under the Securities Act or pursuant to an exemption from the Securities Act.

Issuer Purchases of Equity Securities

Our first priority for the use of capital is to make strategic acquisitions. We have the financing flexibility and the capacity to carry out an active acquisition program and to take an opportunistic approach towards using funds to repurchase shares. We have a Share Repurchase Program, authorized by our Board of Directors, which allows us to purchase up to 5 million shares of our common stock (i) in the open market, (ii) in privately negotiated transactions, and (iii) under Rule 10b5-1 trading plans. Privately negotiated transactions may include purchases from our employees, Officers and Directors, in accordance with SEC rules. Rule 10b5-1 trading plans allow for repurchases during periods when we would not normally be active in the trading market due to regulatory restrictions. The Share Repurchase Program does not obligate us to acquire any specific number of shares and may be suspended at any time.

In 2017, we repurchased approximately 1.2 million shares of our common stock at a total cost of approximately $18.3 million, which does not include the purchase of shares withheld for tax purposes under the CBIZ, Inc. 2014 Stock Incentive Plan (the “2014 Plan”). On February 8, 2018, our Board of Directors authorized the continuation of the Share Repurchase Program, which has been renewed annually for the past fourteen years. It is effective beginning April 1, 2018, to which the amount of shares to be purchased will be reset to 5 million, and expires one year from the effective date. At December 31, 2017, the current program had approximately 3.8 million remaining shares of our common stock that may yet still be purchased through the March 31, 2018 expiration date.

Shares repurchased during the three months ended December 31, 2017 (reported on a trade date basis) are summarized in the table below (in thousands, except per share data). During the fourth quarter of 2017, no shares were purchased from stock plan recipients in lieu of cash to satisfy certain tax obligations under the 2014 Plan. Average price paid per share includes fees and commissions.

	Issuer Purchases of Equity Securities
Fourth Quarter Purchases	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
October 1 – October 31, 2017	—	$—	—	4,467
November 1 – November 30, 2017	376	$15.17	376	4,091
December 1 – December 31, 2017	252	$14.94	252	3,839
Fourth quarter purchases	628	$15.08	628

Performance Graph

The graph below matches the cumulative 5-Year total return of holders of CBIZ, Inc.’s common stock with the cumulative total returns of the S&P 500 index, the Russell 2000 index and a customized peer group of five companies that includes: Brown & Brown, Inc., H & R Block, Inc., Paychex, Inc., Resources Connection, Inc. and Towers Watson & Company. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on 12/31/2012 and tracks it through 12/31/2017.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among CBIZ, Inc., the S&P 500 Index, the Russell 2000 Index, and a Peer Group

*	$100 invested on 12/31/2012 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2018 Standard & Poor's, a division of S&P Global. All rights reserved.

Copyright© 2018 Russell Investment Group. All rights reserved.

	12/12	12/13	12/14	12/15	12/16	12/17
CBIZ, Inc.	100.00	154.31	144.84	166.84	231.81	261.42
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
Russell 2000	100.00	138.82	145.62	139.19	168.85	193.58
Peer Group	100.00	144.79	156.05	172.20	185.31	219.81

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data.

The following table presents our selected historical financial data. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying consolidated financial statements and notes thereto, which are included elsewhere in this Annual Report.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$855,340	$799,832	$750,422	$719,483	$677,171
Operating expenses (1)	755,584	697,726	652,391	629,804	593,339
Gross margin	99,756	102,106	98,031	89,679	83,832
Corporate general and administrative expenses (1)	33,295	36,319	32,527	34,183	34,398
Operating income	66,461	65,787	65,504	55,496	49,434
Other income (expense):
Interest expense	(6,675)	(6,593)	(8,902)	(13,124)	(15,374)
Gain on sale of operations, net	45	855	84	1,303	79
Other income, net (1)(2)	14,489	6,957	1,146	6,893	7,817
Total other income (expense), net	7,859	1,219	(7,672)	(4,928)	(7,478)
Income from continuing operations before income tax expense	74,320	67,006	57,832	50,568	41,956
Income tax expense	23,288	26,399	22,829	20,154	16,577
Income from continuing operations	51,032	40,607	35,003	30,414	25,379
(Loss) income from operations of discontinued operations, net of tax	(655)	(542)	(2,323)	(754)	2,148
Gain on disposal of discontinued operations, net of tax	—	—	1,427	99	58,336
Net income	$50,377	$40,065	$34,107	$29,759	$85,863
Basic weighted average common shares	53,862	52,321	50,280	48,343	48,632
Diluted weighted average common shares	55,689	53,513	52,693	51,487	49,141
Diluted earnings per share:
Continuing operations	$0.92	$0.76	$0.66	$0.59	$0.52
Net income	$0.91	$0.75	$0.65	$0.58	$1.75
Other Data:
Total assets	$1,176,231	$1,118,588	$996,331	$991,244	$897,458
Long-term debt (3)	$178,500	$191,400	$206,550	$203,969	$173,756
Total liabilities	$645,352	$638,567	$568,383	$591,399	$523,012
Total stockholders’ equity	$530,879	$480,021	$427,948	$399,845	$374,446
Adjusted EBITDA (4)	$104,011	$94,842	$87,039	$82,220	$75,542

(1)

We sponsor a non-qualified deferred compensation plan, under which an employee’s compensation deferral is held in a rabbi trust and invested accordingly as directed by the employee. Income and expenses related to the deferred compensation plan are included in “Operating expenses” and “Corporate general and administrative expenses” and are directly offset by deferred compensation net gains or losses in “Other income, net.” Net gains (losses) attributable to assets held in our non-qualified deferred compensation plan totaled $12.1 million in 2017, $5.3 million in 2016, $(0.7) million in 2015, $3.7 million in 2014, and $8.2 million in 2013, respectively. These net gains (losses) do not impact “Income from continuing operations before income tax expense” or diluted earnings per share from continuing operations.

(2)

We recorded other income (expense) of $1.5 million in 2017, $1 million in 2016, $2.9 million in 2015, $4 million in 2014, and ($0.9) million in 2013, respectively, in “Other income, net” related to net changes in the fair value of contingent consideration related to our prior acquisitions.

In 2015 and 2014, we recorded non-operating charges of $0.8 million and $1.5 million in “Other income, net” from the early retirement of $49.3 million and $32.4 million face value of our 4.875% 2010 Convertible Senior Subordinated Notes (the “2010 Notes”).

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist in the understanding of our financial position at December 31, 2017 and 2016, and results of operations and cash flows for each of the years ended December 31, 2017, 2016 and 2015. This discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” and “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Executive Summary

Financial Year in Review

Revenue of $855.3 million in 2017 grew $55.5 million, or 6.9%, from revenue of $799.8 million in 2016. Acquisitions contributed $38 million to revenue, or 4.7%, while same-unit revenue improved by $17.5 million, or 2.2%. A detailed discussion of revenue by practice group is included under “Operating Practice Groups.”

Income from continuing operations in 2017 increased $10.4 million, or 25.7%, to $51 million from $40.6 million in 2016. Refer to “Results of Operations - Continuing Operations” for a detailed discussion of the components of income from continuing operations. Earnings per diluted share from continuing operations were $0.92 in 2017, compared to $0.76 in 2016, with a fully diluted weighted average share count of 55.7 million shares in 2017, compared to 53.5 million shares in 2016.

Adoption of ASU 2016-09 – Stock Compensation

On January 1, 2017, we adopted ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee-Based Payment Accounting.” We recognized an excess tax benefit of $3.8 million (resulting from an increase in the fair value of an award from grant date to the vesting or exercise date, as applicable), as a reduction in 2017 to “Income tax expense” in the accompanying Consolidated Statements of Comprehensive Income.

Tax Cuts and Jobs Act of 2017 (the “Tax Act”)

On December 22, 2017, the Tax Act was signed into law, which permanently reduces the corporate income tax rate from 35% to 21% beginning in 2018. We recognized an income tax benefit of $2.5 million in 2017, due to the revaluation of our deferred tax liabilities.

Our effective tax rate was 31.3% in 2017, compared to 39.4% in 2016. Collectively, ASU 2016-09 and the Tax Act reduced our 2017 effective tax rate by 8.5%, and increased diluted earnings per share from continuing operations by $0.10. Refer to Note 1, Basis of Presentation and Significant Accounting Policies to the accompanying consolidated financial statements for further discussion on new accounting pronouncement adoptions, as well as Note 7, Income Taxes for additional information on our provision for income taxes.

Strategic Use of Capital

Our first priority for the use of capital is to make strategic acquisitions. We have the financing flexibility and the capacity to carry out an active acquisition program and to take an opportunistic approach towards using funds to repurchase shares. We completed four acquisitions and purchased two client lists in 2017. For further discussion regarding acquisitions, refer to Note 18, Acquisitions, to the accompanying consolidated financial statements.

We have a Share Repurchase Program, authorized by our Board of Directors, which allows us to purchase up to 5 million shares of our common stock (i) in the open market, (ii) in privately negotiated transactions, and (iii) under Rule 10b5-1 trading plans. The Share Repurchase Program does not obligate us to acquire any specific number of shares and may be suspended at any time. Management will determine the timing and amount of the transactions based on its evaluation of market conditions and other factors.

We believe that repurchasing shares of our common stock under the Share Repurchase Program is a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our shareholders. We repurchased 1.2 million shares of our common stock at a total cost of approximately $18.3 million in 2017, compared to 0.8 million shares at a total cost of approximately $7.8 million in 2016 and 3.8 million shares at a total cost of approximately $35.2 million in 2015.

Recent Accomplishments and Other Events

In 2017, we were honored and recognized for 50 various national and local market awards. A sample of the awards won include:

Best Places to Work - We were selected and honored for the third year in a row as a “Best Places to Work in Insurance” by Business Insurance magazine based on our commitment to attracting, developing and retaining great talent through employee benefits and other programs. We were recognized for this award based on core focus areas such as leadership and planning, corporate culture, communications, work environment and overall engagement.

Best and Brightest Companies to Work for in the Nation - For the second year in a row, we were honored as a “Best and Brightest Company” by National Association of Business Resources based on our commitment to human resource practices and employee enrichment.

Great Place to Work Certification - We were certified as a great workplace by Great Place to Work based on extensive ratings provided by our employees in anonymous surveys. The ratings measured our capacity to earn our employees' trust and create a great workplace;

Health and Wellness - We received four awards for promoting a culture of well-being. The awards included;

•	“Healthiest Top 100 Employers in America” and “Best Wellness Intervention” by Springbuk, Inc.;
•	“The Best and Brightest in Wellness” by National Association of Business Resources; and
•	“Health and Wellness Seal of Approval” by the Alliance for Workplace Excellence.

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

Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on July 1, 2016, revenue for the period January 1, 2017 through June 30, 2017 would be reported as revenue from acquired businesses; same-unit revenue would include revenue for the periods July 1 through December 31 of both years. Divested operations represent operations that did not meet the criteria for treatment as discontinued operations. Those businesses that have met the requirements to be treated as a discontinued operation are eliminated from continuing operations for all periods presented below.

Revenue

The following table summarizes total revenue for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017		2016		2015
Financial Services	$540,315	63.2%	$501,307	62.7%	$476,396	63.5%
Benefits and Insurance Services	283,909	33.2%	267,606	33.5%	244,493	32.6%
National Practices	31,116	3.6%	30,919	3.8%	29,533	3.9%
Total CBIZ	$855,340	100.0%	$799,832	100.0%	$750,422	100.0%

A detailed discussion of same-unit revenue by practice group is included under “Operating Practice Groups.”

Non-qualified Deferred Compensation Plan

We sponsor a non-qualified deferred compensation plan, under which a CBIZ employee’s compensation deferral is held in a rabbi trust and invested accordingly as directed by the employee. Income and expenses related to the non-qualified deferred compensation plan are included in “Operating expenses”, “Gross margin” and “Corporate General & Administrative expenses” and are directly offset by deferred compensation gains or losses in “Other income, net” in the accompanying Consolidated Statements of Comprehensive Income. The non-qualified deferred compensation plan has no impact on “Income from continuing operations before income tax expense” or diluted earnings per share from continuing operations.

Operating Expenses

The following table presents our operating expenses for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Operating expenses	$755,584	$697,726	$652,391
Operating expenses % of revenue	88.3%	87.2%	86.9%

2017 Compared to 2016

The majority of our operating expenses relate to personnel costs, which includes (i) salaries and benefits, (ii) commissions paid to producers (iii) incentive compensation and (iv) share-based compensation. Our operating expenses increased by $57.9 million, or 8.3%, in 2017 compared to 2016, and increased to 88.3% of revenue from 87.2% of revenue for the prior year. Personnel costs increased $45.2 million, or 8.4%, to support our growth in revenue, with acquisitions contributing approximately $22.3 million to personnel costs. Personnel costs and other operating expenses are discussed in further detail under “Operating Practice Groups.”

The non-qualified deferred compensation plan added expense of $10.9 million and $4.6 million in 2017 and 2016, respectively. Excluding this item, operating expenses would have been $744.7 million, or 87.1% of revenue, in 2017 compared to $693.2 million, or 86.7%, in 2016.

2016 Compared to 2015

Our operating expenses increased by $45.3 million, or 6.9%, in 2016 compared to 2015, and increased to 87.2% of revenue from 86.9% of revenue for the prior year. The increase in operating expenses was due to the same factors as discussed above in the “2017 Compared to 2016” period. Personnel costs increased $36.9 million, or 7.3%, with acquisitions contributing approximately $17.9 million to personnel costs.

The non-qualified deferred compensation plan added expense of $4.6 million in 2016 compared to income of $0.6 million in 2015. Excluding these items, operating expenses would have been $693.2 million, or 86.7% of revenue, in 2016 compared to $652.9 million, or 87%, in 2015.

Corporate General & Administrative (“G&A”) Expenses

The following table presents our G&A expenses for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands, except percentages)
G&A expenses	$33,295	$36,319	$32,527
G&A expenses % of revenue	3.9%	4.6%	4.4%

2017 Compared to 2016

Our G&A expenses decreased by approximately $3 million, or 8.3%, in 2017 compared to 2016, and decreased to 3.9% of revenue from 4.6% of revenue for the prior year. Personnel costs decreased $2 million, or 9.8%, mainly due to a decrease in incentive-based compensation. Also contributing to the decrease in G&A expenses was a decrease of $0.7 million in professional fees related to legal fees incurred.

The non-qualified deferred compensation plan added expense of $1.2 million and $0.7 million in 2017 and 2016, respectively. Excluding these items, G&A expenses would have been $32.1 million, or 3.8% of revenue, in 2017 compared to $35.6 million, or 4.5% of revenue, in 2016.

2016 Compared to 2015

Our G&A expenses increased by $3.8 million, or 11.7%, in 2016 compared to 2015, and increased to 4.6% of revenue from 4.4% of revenue for the prior year. Personnel costs increased $1.8 million, or 9.9%, due to an increase in incentive-based compensation due to our performance in 2016. Also contributing to the increase in G&A expenses was an increase of $0.9 million in professional fees related to legal fees incurred.

The non-qualified deferred compensation plan added expense of $0.7 million in 2016 compared to income of $0.1 million in 2015. Excluding these items, G&A expenses would have been $35.6 million, or 4.5% of revenue, in 2016 compared to $32.6 million, or 4.4% of revenue, in 2015.

Other Income (Expense), Net

The following table present our other income (expense), net for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Interest expense	$(6,675)	$(6,593)	$(8,902)
Gain on sale of operations, net	45	855	84
Other income, net (1)	14,489	6,957	1,146
Total other income (expense), net	$7,859	$1,219	$(7,672)

(1)

Other income, net includes net gains of $12.1 million and $5.3 million in the years 2017 and 2016, respectively, compared to a net loss of $0.7 million in 2015 associated with the value of investments held in a rabbi trust related to the non-qualified deferred compensation plan. The adjustments to the investments held in a rabbi trust related to the non-qualified deferred compensation plan are offset by a corresponding increase or decrease to compensation expense, which is recorded as “Operating expenses” and “G&A expenses” in the accompanying Consolidated Statements of Comprehensive Income. The non-qualified deferred compensation plan has no impact on “Income from continuing operations before income tax expense” or diluted earnings per share from continuing operations.

Interest Expense

Our primary financing arrangement is the $400 million credit facility. Interest expense increased slightly by $0.1 million during 2017 compared to 2016. Our average debt balance and interest rate was $205.3 million and 2.72%, respectively, in 2017 compared to $234.5 million and 2.43%, respectively, in 2016.

Interest expense decreased $2.3 million during 2016 compared to 2015. A previous financing arrangement, the 2010 Notes, matured on October 1, 2015 and had an interest rate of 7.50%. We early retired a portion of the 2010 Notes in the second quarter of 2015 with funds available under the credit facility at an average interest rate of 2.14%. When the 2010 Notes matured in the fourth quarter of 2015 we used cash of $71.8 million under the credit facility at an average interest rate of 2.02%. Including both the credit facility and the 2010 Notes, our average blended debt balance and interest rate was $234.5 million and 2.43%, respectively, in 2016 compared to $213.8 million and 3.50%, respectively, in 2015.

Our debt is further discussed in Note 8, Debt and Financing Arrangements, to the accompanying consolidated financial statements.

Gain on Sale of Operations, Net

We sold a small book of business under the Financial Services practice group in 2017 for a net gain of less than $0.1 million and two small books of business under the Benefits and Insurance Services practice group in 2016 for a net gain of $0.9 million.

Other Income, Net

In addition to the impact of the non-qualified deferred compensation plan on “Other income, net” discussed above in footnote 1 (net gain of $12.1 million, a net gain of $5.3 million and a net loss of $0.7 million in the years 2017, 2016 and 2015), adjustments to the fair value of our contingent purchase price liability related to prior acquisitions resulted in other income, net of $1.5 million, $1.3 million and $2.9 million in 2017, 2016 and 2015, respectively. Also included in “Other income, net” is a non-operating charge of $0.8 million from the early retirement of $49.3 million face value of our 2010 Notes that matured on October 1, 2015. No such charge was incurred in 2016 and 2017.

Income Tax Expense

The following table presents our income tax expense for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands, except percentages)
Income tax expense	$23,288	$26,399	$22,829
Effective tax rate	31.3%	39.4%	39.5%

We recorded income tax expense from continuing operations of $23.3 million in 2017, $26.4 million in 2016 and $22.8 million in 2015. Our effective tax rate for those same periods was 31.3%, 39.4% and 39.5%, respectively. We recognized an excess tax benefit of $3.8 million as a reduction to income tax expense from continuing operations in 2017, due to the adoption of ASU 2016-09. We also recognized an income tax benefit of $2.5 million in 2017 due to the revaluation of our deferred tax liabilities under the Tax Act. Collectively, ASU 2016-09 and the Tax Act reduced our 2017 effective tax rate by 8.5%. Refer to Note 1, Basis of Presentation and Significant Accounting Policies to the accompanying consolidated financial statements for further discussion on new accounting pronouncement adoptions, as well Note 7, Income Taxes for additional information on our provision for income taxes.

GAAP RECONCILIATION

Income from Continuing Operations to Non-GAAP Financial Measures (1)

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Income from continuing operations	$51,032	$40,607	$35,003	$30,414	$25,379
Interest expense	6,675	6,593	8,902	13,124	15,374
Income tax expense	23,288	26,399	22,829	20,154	16,577
Gain on sale of operations, net	(45)	(855)	(84)	(1,303)	(79)
Depreciation	5,274	5,378	5,658	5,353	4,756
Amortization	17,787	16,720	14,731	14,478	13,535
Adjusted EBITDA	$104,011	$94,842	$87,039	$82,220	$75,542

(1)

We report our financial results in accordance with GAAP. This table reconciles Non-GAAP financial measures to the nearest GAAP financial measure, “Income from continuing operations.” Adjusted EBITDA is not defined by GAAP, is not based on any comprehensive set of accounting rules or principles, and should not be considered in isolation from, or regarded as an alternative or replacement to, any measurement of performance or cash flow under GAAP. Because of these limitations, Adjusted EBITDA should be considered alongside our financial results presented in accordance with GAAP. Adjusted EBITDA is commonly used by us, our shareholders and debt holders to evaluate, assess and benchmark our operational results and to provide an additional measure with respect to our ability to meet future debt obligations.

Operating Practice Groups

We deliver our integrated services through three practice groups: Financial Services, Benefits and Insurance Services and National Practices. A description of these groups’ operating results and factors affecting their businesses is provided below.

Financial Services

	Year Ended December 31,
	2017	2016	$ Change	% Change
	(Dollars in thousands)
Revenue
Same-unit	$519,761	$501,307	$18,454	3.7%
Acquired businesses	20,554	—	20,554
Total revenue	540,315	501,307	39,008	7.8%
Operating expenses	468,089	432,254	35,835	8.3%
Gross margin	$72,226	$69,053	$3,173	4.6%
Gross margin percentage	13.4%	13.8%

	Year Ended December 31,
	2016	2015	$ Change	% Change
	(Dollars in thousands)
Revenue
Same-unit	$498,431	$474,340	$24,091	5.1%
Acquired businesses	2,879	—	2,879
Divested operations	(3)	2,056	(2,059)
Total revenue	501,307	476,396	24,911	5.2%
Operating expenses	432,254	411,325	20,929	5.1%
Gross margin	$69,053	$65,071	$3,982	6.1%
Gross margin percentage	13.8%	13.7%

2017 Compared to 2016

The Financial Services practice group revenue in 2017 grew by 7.8% to $540.3 million from $501.3 million in 2016, reflecting same-unit growth of 3.7%, driven by those units that provide national services, which increased 5.1%, as well as those units that provide traditional accounting and tax related services, which increased 3%. This practice group benefited from project work and growth in the governmental health care compliance business, as well as higher pricing and a minor increase in billable hours in those units that provide traditional accounting and tax related services. The acquisition of CMF Associates, L.L.C. (“CMF”), The Seff Group, P.C. (“Seff”), and McKay & Carnahan, Inc. (“McKay”) provided incremental revenue of $20.6 million.

We provide a range of services to affiliated CPA firms under ASAs. Fees earned under the ASAs are recorded as revenue in the accompanying Consolidated Statements of Comprehensive Income and were $156.4 million and $144.8 million in 2017 and 2016, respectively.

Operating expenses increased by $35.8 million in 2017, and increased to 86.6% of revenue from 86.2% of revenue for the prior year. To support revenue growth of our revenue in 2017, personnel costs, including salaries and benefits, increased by $29.3 million, driven by an increase in our headcount. Acquisitions contributed $13.4 million to personnel costs in 2017.

2016 Compared to 2015

The Financial Services practice group revenue in 2016 grew by 5.2% to $501.3 million from $476.4 million in 2015, primarily reflecting same-unit growth of 5.1%, driven by those units that provide national services, which increased 8.3%, as well as those units that provide traditional accounting and tax related services, which increased 3.5%, respectively. This practice group benefited from project work and growth in the governmental health care compliance business, as well as an increase of 2% in billable hours and moderate price increases in those units that provide traditional accounting and tax related services.

Operating expenses increased by $20.9 million in 2016, but decreased to 86.2% of revenue from 86.3% of revenue for the prior year. The increase in operating expenses was due to the same factors in the “2017 Compared to 2016” period as discussed above. Personnel costs, including salaries and benefits, increased by $21.5 million.

Benefits and Insurance Services

	Year Ended December 31,
	2017	2016	$ Change	% Change
	(Dollars in thousands)
Revenue
Same-unit	$266,462	$267,606	$(1,144)	-0.4%
Acquired businesses	17,447	—	17,447
Total revenue	283,909	267,606	16,303	6.1%
Operating expenses	236,317	223,487	12,830	5.7%
Gross margin	$47,592	$44,119	$3,473	7.9%
Gross margin percentage	16.8%	16.5%

	Year Ended December 31,
	2016	2015	$ Change	% Change
	(Dollars in thousands)
Revenue
Same-unit	$238,478	$244,493	$(6,015)	-2.5%
Acquired businesses	29,128	—	29,128
Total revenue	267,606	244,493	23,113	9.5%
Operating expenses	223,487	202,138	21,349	10.6%
Gross margin	$44,119	$42,355	$1,764	4.2%
Gross margin percentage	16.5%	17.3%

2017 Compared to 2016

The Benefits and Insurance Services practice group revenue in 2017 grew by 6.1% to $283.9 million from $267.6 million in 2016, primarily driven by $17.4 million of incremental revenue from the acquisition of Flex-Pay Business Services, Inc. (“Flex-Pay”), The Savitz Organization (“Savitz”), Pacific Coastal Pension and Insurance Services, Inc. (“Pacific Coastal”), Actuarial Consultants, Inc. (“ACI”) and Slaton Insurance (“Slaton”).

The same-unit revenue decrease of 0.4% in 2017 was primarily attributable to fewer recruiting projects in our human capital services group as well as a decline in non-recurring revenue in our life and wholesale insurance services group, which tends to be transactional. Excluding these service groups, same-unit revenue growth from our core benefits and insurance services would have been 0.3%.

Operating expenses increased by $12.8 million in 2017, but decreased as a percentage of revenue to 83.2% of revenue from 83.5% of revenue for the prior year. Personnel costs increased by $11.4 million primarily due to the acquisitions as discussed above. Excluding acquisitions, personnel costs increased $2.4 million.

2016 Compared to 2015

The Benefits and Insurance Services practice group revenue in 2016 grew by 9.5% to $267.6 million from $244.5 million in 2015, primarily driven by $29.1 million of incremental revenue primarily from the acquisition of Savitz, Flex-Pay, Pension Resource Group, Inc. (“PRG”) and Cottonwood Group, Inc. (“Cottonwood”). The same-unit revenue decrease in 2016 was attributable to fewer recruiting projects in our human capital services group as well as a decline in non-recurring actuarial projects in our retirement plan services group.

Operating expenses increased by $21.3 million in 2016 to 83.5% of revenue from 82.7% of revenue for the prior year. Personnel costs increased by $16.8 million and occupancy costs increased $1.8 million primarily due to the acquisitions as discussed above. Excluding acquisitions, personnel costs decreased $1.1 million due to decreased commissions paid to producers associated with decreased revenue.

National Practices

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Revenue
Same-unit	$31,116	$30,919	$29,533
Operating expenses	28,382	27,697	26,417
Gross margin	$2,734	$3,222	$3,116
Gross margin percentage	8.8%	10.4%	10.6%

2017 Compared to 2016

Revenue in 2017 grew by 0.6% to $31.1 million from $30.9 million in 2016, primarily driven by our cost-plus contract with a single client, which has existed since 1999. The cost-plus contract is a five year contract with the most recent renewal through December 31, 2018. Revenues from this single client accounted for approximately 70% of the National Practice group’s revenue. Operating expenses increased by $0.7 million in 2017 and increased to 91.2% of revenue from 89.6% of revenue for the prior year, mainly due to an increase in salaries and benefits.

2016 Compared to 2015

Revenue in 2016 grew by 4.7% to $30.9 million from $29.5 million in 2015, while operating expenses in 2016 increased by $1.3 million and increased to 89.6% of revenue from 89.4% of revenue for the prior year, due to the same factors as discussed above in the “2017 Compared to 2016” section.

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

We historically experience use of cash to fund working capital requirements during the first quarter of each fiscal year. Use of cash was $13.3 million during the first quarter of 2017, $17.2 million during the first quarter of 2016 and $24.3 million during the first quarter of 2015. This is primarily due to the seasonal accounting and tax services period under the Financial Services practice group. Upon completion of the seasonal accounting and tax services period, cash provided by operations during the remaining three quarters of the fiscal year substantially exceeds the use of cash in the first quarter of the fiscal year. Net cash provided by operating activities was $85.2 million during the remaining three quarters in 2017, $88.2 million during the remaining three quarters in 2016 and $71.7 million during the remaining three quarters in 2015.

Accounts receivable balances increase in response to the increase in first quarter revenue generated by the Financial Services practice group. A significant amount of this revenue is billed and collected in subsequent quarters. Days sales outstanding (“DSO”) from continuing operations represent accounts receivable and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve months daily revenue. We experienced a decrease in DSO to 75 days in 2017 from 76 days in 2016, mainly due to increased management of collection efforts. We provide DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of our ability to collect on receivables in a timely manner.

Cash Flow Summary

The following table is derived from our Consolidated Statements of Cash Flows:

	Year Ended December 31,
Cash Flows from Continuing Operations (in thousands)	2017	2016	2015
Net cash flows provided by (used in):
Operating activities	72,558	70,655	46,396
Investing activities	(29,408)	(50,014)	(6,957)
Financing activities	(45,593)	(18,384)	(40,566)

Operating Activities

Net cash provided by operating activities increased by $1.9 million from 2016 to 2017. Net income increased by $10.3 million, partially offset by a $6.9 million net decrease in cash from changes in working capital, including a decrease from trade accounts payable, compensation incentive accruals and the timing of tax payments. We experienced a net increase in cash from improved working capital related to other assets and accounts receivable. Additionally, net income included net adjustments of $1.5 million from noncash items.

Net cash provided by operating activities increased by $24.3 million from 2015 to 2016 primarily due to a $17.2 million net increase in cash from improved working capital, including an increase from trade accounts payable and the timing of certain accrued liabilities, as well as a $6 million increase in net income.

Our working capital requirements can fluctuate year-over-year based on timing and the ongoing effort of managing collections and trade payables.

Investing Activities

Net cash used in investing activities was $29.4 million in 2017, $50 million in 2016 and $7 million in 2015.

•

Net cash used in investing activities in 2017 consisted primarily of $26.5 million related to the acquisition of CMF and Slaton and working capital adjustments related to the Savitz acquisition, as well as $11.9 million of capital expenditures, partially offset by net activity related to funds held for clients of $10.3 million.

•

In 2016, net cash used in investing activities consisted primarily of $35.6 million related to the acquisitions of Savitz, Flex-Pay and Ed Jacobs & Associates, Inc. (“Ed Jacobs”), as well as net activity related to funds held for clients of $4.8 million and capital expenditures of $4.1 million.

•

Net cash used in investing activities in 2015 consisted primarily of $10.5 million related to the acquisitions of Model, Cottonwood and PRG, as well as capital expenditures of $7.4 million, partially offset by net activity related to funds held for clients of $11.1 million.

Refer to Note 1, Basis of Presentation and Significant Accounting Policies, and Note 18, Acquisitions, to the accompanying consolidated financial statements, for further discussion on our acquisitions and a further description of funds held for clients and client fund obligations.

Financing Activities

Net cash used in financing activities was $45.6 million in 2017, $18.4 million in 2016 and $40.6 million in 2015.

•

Net cash used in financing activities in 2017 consisted primarily of $19.7 million in the repurchase of our common stock, as well as $12.9 million in net payments on our credit facility and $10.5 million in contingent consideration payments related to prior acquisitions.

•	In 2016, net cash used in financing activities consisted primarily of $14.4 million in net payments on our credit facility, as well as $9.1 million in the repurchase of our common stock.
•

In 2015, net cash used in financing activities consisted primarily of $89 million for the extinguishment of our 2010 Notes, $36.5 million in the repurchase of our common stock, as well as a net decrease of $12.6 million in client fund obligations as a result of timing of cash receipts and related payments, partially offset by $98.4 million in net proceeds from the credit facility.

Capital Resources

The following table presents our capital structure (in thousands).

	December 31,
	2017	2016
Bank debt	$178,500	$191,400
Stockholders' equity	530,879	480,021
Total capital	$709,379	$671,421

Credit Facility

Our primary financing arrangement, the credit facility which matures in July 2019, is with Bank of America, N.A., as agent for a group of eight participating banks. At December 31, 2017, we had $178.5 million outstanding under the credit facility, as well as letters of credit and performance guarantees totaling $4.8 million. Available funds under the credit facility, based on the terms of the commitment, were approximately $175 million at December 31, 2017. The weighted average interest rate under the credit facility was 2.72% in 2017 and 2.43% in 2016. The credit facility allows for the allocation of funds for future strategic initiatives, including acquisitions and the repurchase of our common stock, subject to the terms and conditions of the credit facility.

Debt Covenant Compliance

We are required to meet certain financial covenants with respect to (i) total leverage ratio and (ii) a minimum fixed charge coverage ratio. We were in compliance with our covenants as of December 31, 2017. Our ability to service our debt and to fund future strategic initiatives will depend upon our ability to generate cash in the future. For further discussion regarding our credit facility, refer to Note 8, Debt and Financing Arrangements, to the accompanying consolidated financial statements.

Use of Capital

Our first priority for the use of capital is to make strategic acquisitions. We have the financing flexibility and the capacity to carry out an active acquisition program and to take an opportunistic approach towards using funds to repurchase shares. We believe that repurchasing shares of our common stock under the Share Repurchase Program is a prudent use of our financial resources, and that investing in our shares is an attractive use of capital and an efficient means to provide value to our shareholders.

•

We completed four acquisitions in 2017 for approximately $24.2 million in cash, $19.3 million in contingent consideration and $2 million in our common stock.  For further details on acquisitions, refer to Note 18, Acquisitions, to the accompanying consolidated financial statements.

•

We repurchased 1.2 million shares of our common stock at a total cost of approximately $18.3 million in 2017 compared to 0.8 million shares at a total cost of approximately $7.8 million in 2016. These repurchases do not include the purchase of shares withheld for tax purposes under the stock incentive plan.

Cash Requirements for 2018

Available funds under the credit facility, based on the terms of the commitment, were approximately $175 million at December 31, 2017. Cash requirements for 2018 will include interest payments on debt, seasonal working capital requirements, acquisitions, contingent earnouts for previous acquisitions, share repurchases and capital expenditures. We believe that cash provided by operations and borrowings available under our credit facility will be sufficient to meet cash requirements for the next 12 months.

Obligations and Commitments

Our aggregate amount of future obligations for the next five years and thereafter is set forth below (in thousands):

	Total	2018	2019-2020	2021-2022	2023 and Thereafter
Credit facility (1)	186,187	4,855	181,332	—	—
Operating leases (2)	204,165	35,239	58,252	40,430	70,244
Contingent purchase price liabilities (3)	37,574	15,151	21,978	445	—
Other liabilities (4)	8,863	5,541	2,288	199	835
Total	$436,789	$60,786	$263,850	$41,074	$71,079

(1)

Our $400 million credit facility matures in July 2019. Interest on the credit facility is not determinable due to the revolving nature of the credit facility and the variability of the related interest rate. Dollar amounts are estimates based on applying the 2.72% weighted average rate of the credit facility at December 31, 2017 to the $178.5 million outstanding balance of the credit facility at December 31, 2017.

(2)	Operating leases include the minimum rent commitments under non-cancelable operating leases. Amount excludes cash expected to be received under subleases.

(3)

Represents contingent earnout liability that is expected to be paid over the next four years resulting from business acquisitions. For the years ended December 31, 2018, 2019, 2020, 2021 and 2022 the cash portions of the contingent earnout liability are $13.3 million, $13.7 million, $7.6 million, $0.5 million and $0.5 million, respectively, with the remaining contingent earnout liability representing the stock portions.

(4)

Other liabilities include letters of credit and license bonds, contingencies related to purchase of client lists and federal and state income taxes. For further discussion regarding commitments and contingencies, refer to Note 11, Commitments and Contingencies, to the accompanying consolidated financial statements.

The liability for unrecognized tax benefits of $3.9 million under FASB ASC Topic 740, “Income Taxes”, is excluded, since we are unable to reasonably estimate the timing of cash settlements with the respective tax authorities.

Off-Balance Sheet Arrangements

We maintain ASAs with independent CPA firms (as described more fully under “Business — Financial Services” and in Note 1, Basis of Presentation and Significant Accounting Policies, to the accompanying consolidated financial statements), which qualify as variable interest entities. The accompanying consolidated financial statements do not reflect the operations or accounts of variable interest entities as the impact is not material to the consolidated financial condition, results of operations, or cash flows of CBIZ.

We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits. Letters of credit totaled $2.3 million at December 31, 2017 and 2016. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.5 million and $2.3 million at December 31, 2017 and 2016, respectively.

We have various agreements under which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by us under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2017, we were not aware of any obligations arising under indemnification agreements that would require material payments.

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

During the second quarter of 2017, we entered into a 5-year interest rate swap with a notional value of $20 million, while during the fourth quarter of 2017, one interest rate swap expired with a notional value of $10 million. As of December 31, 2017, the notional value of all of our interest rate swaps is $70 million, with maturity dates ranging from November 2018 to May 2022. For further details on our interest rate swaps, refer to Note 5, Financial Instruments, to the accompanying consolidated financial statements.

In connection with payroll services provided to clients, we collect funds from our clients’ accounts in advance of paying these client obligations. These funds held for clients are segregated and invested in accordance with our investment policy, which requires that all investments carry an investment grade rating at the time of initial investment. The interest income on these investments mitigates the interest rate risk for the borrowing costs of our credit facility, as the rates on both the investments and the outstanding borrowings against the credit facility are based on market conditions.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management’s estimates and assumptions are derived from and are continually evaluated based upon available information that we believe to be reasonable under the circumstances. We employ judgment in making our estimates and assumptions but they are based on historical experience. Actual results could differ from those estimates. The policies discussed below address the most critical accounting policies which are the most important to the portrayal of our financial statements and require the most difficult, subjective and complex judgments. Significant accounting policies are described more fully in Note 1, Basis of Presentation and Significant Accounting Policies, to the accompanying consolidated financial statements.

Revenue Recognition: Revenue is recognized when all of the following criteria are satisfied: persuasive evidence of a sales arrangement exists; delivery has occurred or service has been rendered; the fee to the client is fixed or determinable; and collectability is reasonably assured. Contract terms are typically contained in a signed agreement with the client (or when applicable, other third parties) which generally defines the scope of services to be provided, pricing of services, and payment terms. Billing may occur prior to, during, or upon completion of the service. We typically do not have acceptance provisions or right of refund arrangements included in these agreements. Contract terms vary depending on the scope of services provided, the deliverables, and the complexity of the engagement.

We offer a vast array of products and business services to our clients, delivered through our practice groups. We have three major streams of revenue; (i) services performed for a fee; (ii) commissions and (iii) contingent arrangements. A description of revenue recognition, as it relates to our streams of revenue and practice groups, is provided in more detail in Note 1, Basis of Presentation and Significant Accounting Policies, to the accompanying consolidated financial statements.

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

Valuation of Goodwill: A significant portion of our assets is goodwill. At December 31, 2017, the carrying value of goodwill totaled $528.4 million, compared to total assets of $1.2 billion and total shareholders’ equity of $530.9 million. We utilize the acquisition method of accounting for all business combinations. Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. In accordance with GAAP, goodwill is not amortized, but rather is tested for impairment. We test for impairment annually in the fourth quarter, or between annual tests if an event occurs or circumstances change that would more likely than not (defined as a likelihood of more than 50%) reduce the fair value of a reporting unit below its carrying value.

We may use either a qualitative or quantitative approach when testing a reporting unit’s goodwill for impairment. Under the qualitative assessment, we are not required to calculate the fair value of a reporting unit unless we determine that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured. Any such impairment charge would reduce earnings and could be material. Events and conditions that could result in impairment include a sustained drop in the market price of our common stock, increased competition or loss of market share.

We applied the principles as prescribed in FASB ASC Topic 350, “Intangibles – Goodwill and Other” in order to complete our goodwill impairment test. After considering changes to assumptions used in our most recent quantitative testing for each reporting unit, including the capital market environment, economic and market conditions, industry competition and trends, our weighted average cost of capital, changes in management and key personnel, the price of our common stock, changes in our results of operations, the magnitude of the excess of fair value over the carrying amount of each reporting unit as determined in our most recent quantitative testing, and other factors, we concluded that it was more likely than not that the fair values of each of our reporting units were more than their respective carrying values and, therefore, did not perform a quantitative impairment analysis.

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

Income Taxes: Determining the consolidated provision for income tax expense, income tax liabilities and deferred tax assets and liabilities involves management judgment. Management estimates an annual effective tax rate (which takes into consideration expected full-year results), which is applied to our quarterly operating results to determine the provision for income tax expense. In the event there is a significant, unusual or infrequent item recognized in the quarterly operating results, the tax attributable to that item is recorded in the interim period in which it occurs. In addition, reserves are established for uncertain tax positions and contingencies. Refer to Note 7, Income Taxes, to the accompanying consolidated financial statements for further information.

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

Other Significant Policies: Other significant accounting policies, not involving the same level of management judgment and uncertainty as those discussed above, are also critical in understanding the consolidated financial statements. Those policies are described in Note 1, Basis of Presentation and Significant Accounting Policies, to the accompanying consolidated financial statements.

Recent Accounting Pronouncements: Refer to Note 1, Basis of Presentation and Significant Accounting Policies, to the accompanying consolidated financial statements for a description of recent accounting pronouncements, which is incorporated herein by reference.

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

The notional value, fixed rate of interest and expiration date of each interest rate swap is (i) $15 million – 1.155% - November 2018, (ii) $25 million – 1.300% - October 2020, (iii) $10 million – 1.120% - February 2021 and (iv) $20 million – 1.770% - May 2022.

Refer to Note 5, Financial Instruments, to the accompanying consolidated financial statements for further discussion regarding interest rate swaps.

Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which we could borrow funds under our credit facility. Our balance outstanding under the credit facility at December 31, 2017 was $178.5 million, of which $108.5 million is subject to rate risk. If market rates were to increase or decrease 100 basis points from the levels at December 31, 2017, interest expense would increase or decrease approximately $1.1 million annually.

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

Item 8. Financial Statements and Supplementary Data.

The Financial Statements, together with the notes thereto and the reports of KPMG LLP dated March 1, 2018 thereon, and the Supplementary Data required hereunder, are included in this Annual Report as set forth in Item 15(a) hereof and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management has evaluated the effectiveness of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report. This evaluation (“Controls Evaluation”) was done with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Disclosure Controls are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our Internal Controls that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision of management, including our CEO and CFO, we conducted an evaluation of our internal control over financial reporting based on the framework provided in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

Our independent auditor, KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting which appears in Item 8 of this Annual Report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information with respect to this item not included below is incorporated by reference from our Definitive Proxy Statement for the 2018 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of CBIZ’s fiscal year.

We have adopted a Code of Professional Conduct and Ethics Guide that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Professional Conduct and Ethics Guide is available on the investor information page of our website, located at https://www.cbiz.com, and in print to any shareholder who requests them. Any waiver or amendment to the code will be posted on our website.

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

Name	Age	Position(s)
Executive Officers and Directors:
Steven L. Gerard (1)	72	Chairman
Jerome P. Grisko, Jr. (1)	56	President & Chief Executive Officer, Director
Rick L. Burdick (1)	66	Lead Director and Vice Chairman
Michael H. DeGroote (3)	57	Director
Joseph S. DiMartino (2)(3)(4)	74	Director
Gina D. France (3)	59	Director
Sherrill W. Hudson (2)(3)	74	Director
Todd J. Slotkin (2)(3)(4)	64	Director
Donald V. Weir (2)(3)	76	Director
Benaree Pratt Wiley (3)(4)	71	Director
Ware H. Grove	67	Senior Vice President and Chief Financial Officer
Chris Spurio	52	President, Financial Services
Michael P. Kouzelos	49	President, Benefits and Insurance Services
Richard E. Mills	62	Chief Operating Officer, Financial Services
Michael W. Gleespen	59	Secretary and General Counsel
Other Key Employees:
John A. Fleischer	56	Senior Vice President and Chief Information Officer
Mark M. Waxman	59	Senior Vice President and Chief Marketing Officer
Teresa E. Bur	53	Senior Vice President and Chief Human Resources Officer
Bruce J. Kowalski	57	Vice President, Tax
Cynthia L. Sobe	50	Treasurer
Andrew K. Dambrosio	60	Controller

(1)	Member of Executive Management Committee
(2)	Member of Audit Committee
(3)	Member of Nominating & Governance Committee
(4)	Member of Compensation Committee

Steven L. Gerard was elected by the Board to serve as its Chairman in October 2002. He was appointed Chief Executive Officer and Director in October 2000, and served as CEO until March 2016. Mr. Gerard continues to serve as non-executive Chairman. Mr. Gerard was Chairman and Chief Executive Officer of Great Point Capital, Inc., a provider of operational and advisory services from 1997 to October 2000. From 1991 to 1997, he was Chairman and Chief Executive Officer of Triangle Wire & Cable, Inc. and its successor Ocean View Capital, Inc. Mr. Gerard’s prior experience includes 16 years with Citibank, N.A. in various senior corporate finance and banking positions. Further, Mr. Gerard served seven years with the American Stock Exchange, where he last served as Vice President of the Securities Division. Mr. Gerard also serves on the Boards of Directors of Lennar Corporation and Las Vegas Sands Corporation, and was a member of the Board of Directors of Joy Global, Inc. until its acquisition by Komatsu Limited in 2017.

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

Joseph S. DiMartino has served as a Director of CBIZ since November 1997, when he was elected as an independent director. Mr. DiMartino has been Chairman of the Boards of the funds in The Dreyfus Family of Funds since January 1995. Mr. DiMartino served as President, Chief Operating Officer and Director of The Dreyfus Corporation from October 1982 until December 1994 and also served as a director of Mellon Bank Corporation. He also served as Chairman of the Board of The Noel Group, a public buyout firm. Mr. DiMartino served on the Boards of SunAir Services Corp., LEVCOR International, Inc., The Newark Group and the Muscular Dystrophy Association.

Gina D. France was appointed to the CBIZ Board in February, 2015. Ms. France founded France Strategic Partners, LLC, a strategy and transaction advisory firm, and has served as its President and Chief Executive Officer since 2003. Ms. France has over 35 years of experience in strategy, investment banking and corporate finance. Prior to founding France Strategic Partners, Ms. France was a Managing Director with Ernst & Young, LLP and directed the Firm’s Center for Strategic Transactions. Prior to her work with Ernst & Young, Ms. France was a Senior Vice President with Lehman Brothers, Inc. Ms. France serves on the boards of Huntington Bancshares, Inc. and Cedar Fair, L.P. and has previously served on the boards of FirstMerit Corporation, Dawn Food Products, Inc. and Mack Industries.

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

Todd J. Slotkin has served as a Director of CBIZ since September 2003, when he was elected as an independent director. Mr. Slotkin has served since 2014 as the Global Business Head of Alvarez & Marsal’s Asset Management Services. Mr. Slotkin is also an independent director of the Apollo Closed End Fund Complex (Apollo Floating Rate Fund, Apollo Tactical Income Fund). In 2011, Mr. Slotkin was appointed the Managing Partner of Newton Pointe LLC, an advisory firm, a position he also held during the period 2007-2008. Mr. Slotkin served on the Board of Martha Stewart Living Omnimedia from 2008 to 2012, and was head of its Audit Committee and Special Committee. Between 2008 and 2010, Mr. Slotkin was a Senior Managing Director of Irving Place Capital. From 2006 to 2007 Mr. Slotkin served as a Managing Director of Natixis Capital Markets. From 1992 to 2006, Mr. Slotkin served as a SVP (1992-1998) and EVP and Chief Financial Officer (1998-2006) of MacAndrews & Forbes Holdings Inc. Additionally, he was the Executive Vice President and Chief Financial Officer of publicly owned M&F Worldwide (1998-2006). Prior to 1992, Mr. Slotkin spent 17 years with Citigroup, ultimately serving as Senior Managing Director and Senior Credit Officer. He was the Global Head of Citigroup’s Leveraged Capital Group. Mr. Slotkin is a co-founder of the Food Allergy Research & Education, Inc., formerly known as the Food Allergy Initiative.

Donald V. Weir has served as a Director of CBIZ since September 2003, when he was elected as an independent director. Mr. Weir is Vice President of Private Equity for Sanders Morris Harris Group Inc. (“SMHG”) and has been with SMHG for the past fifteen years. Prior to this Mr. Weir was Chief Financial Officer and director of publicly-held Deeptech International Inc. and two of its subsidiaries, Tatham Offshore, Inc. and Leviathan Gas Pipeline Company, both of which were publicly-held companies. Prior to his employment with Deeptech, Mr. Weir worked for eight years with Sugar Bowl Gas Corporation, as Controller and Treasurer and later in a consulting capacity. Mr. Weir was associated with Price Waterhouse, an international accounting firm, from 1966 to 1979.

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

Mark M. Waxman has served as Chief Marketing Officer since 2001. Mr. Waxman has over thirty years of experience in marketing and branding. Prior to joining CBIZ, he was Chief Executive Officer/Creative Director of one of Silicon Valley’s most well-known advertising agencies, Carter Waxman. He was also a founding partner of SK Consulting (acquired by CBIZ in 1998) providing strategic marketing and branding services to a wide range of companies and industries. Mr. Waxman has been a featured marketing columnist and contributor to many business and trade publications, and currently serves on the Advisory Board of several Silicon Valley start-ups. He is currently the Chairman of the Board of Silicon Valley Creates and serves on the Boards of the Institute of Contemporary Art, the West Valley Mission Foundation, and the Silicon Valley Organization PAC.  He has served as the Chairman of the Board for organizations including the Silicon Valley Chamber of Commerce, Artsopolis.com, the Silicon Valley Ad Club, and The San Jose Repertory Theatre.

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

Item 11. Executive Compensation.

Information with respect to this item is incorporated by reference from our Definitive Proxy Statement for the 2018 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to this item is incorporated by reference from our Definitive Proxy Statement for the 2018 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information with respect to this item is incorporated by reference from our Definitive Proxy Statement for the 2018 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of our fiscal year.

Item 14. Principal Accounting Fees and Services.

Information with respect to this item is incorporated by reference from our Definitive Proxy Statement for the 2018 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of our fiscal year.

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

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10, File No. 0-25890, and incorporated herein by reference) (P).

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

3.6	Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10, File No. 000-25890, and incorporated herein by reference) (P).

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

10.4 †

CBIZ, Inc. 2002 Amended and Restated Stock Incentive Plan (Amended and Restated as of May 12, 2011), (filed as Exhibit 10.1 to the Company’s Report on Form 10-Q, File No. 001-32961, dated August 9, 2011, and incorporated herein by reference).

10.5 †	2014 Stock Incentive Plan and 2002 Amended and Restated Stock Incentive Plan (filed as Exhibit 4.2 to Form S-8, dated July 7, 2014, and incorporated herein by reference).

10.6

Credit Agreement, dated as of July 28, 2014, by and among CBIZ, Inc., Bank of America, N.A., as administrative agent, and other participating financial institutions (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated August 1, 2014, and incorporated herein by reference).

10.7

First Amendment to Credit Agreement by and among CBIZ Operations, Inc., CBIZ, Inc., and Bank of America, N.A., as agent, lender, issuing bank, and the other financial institutions from time to time party to the Credit Agreement. (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated April 10, 2015 and incorporated herein by reference).

Exhibit No.	Description
10.8

Second Amendment to Credit Agreement by and among CBIZ Operations, Inc., CBIZ, Inc., and Bank of America, N.A., as agent, lender, issuing bank, swing line issuing bank and the other financial institutions from time to time party to the Credit Agreement. (filed as Exhibit 10.1 to the Company’s Report on Form 10-Q, File No. 001-32961, dated November 3, 2015 and incorporated herein by reference).

10.9 †

Consulting Agreement by and between the Company and Steven L. Gerard, dated March 9, 2016 (filed as Exhibit 10.1 to the Company’s Report on Form 10-Q, File No. 001-32961, dated March 3, 2016, and incorporated herein by reference).

10.10 †

Employment Agreement by and between the Company and Jerome P. Grisko, Jr., dated September 1, 2016 (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated September 8, 2016, and incorporated herein by reference).

10.11 †

Amended and Restated Employment Agreement by and between the Company and Ware H. Grove, dated March 30, 2017 (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated April 4, 2017, and incorporated herein by reference).

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

101*

The following materials from CBIZ, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, (ii) Consolidated Balance Sheets at December 31, 2017 and 2016, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015, and (v) Notes to the Consolidated Financial Statements.

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
March 1, 2018

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

Signature	Title	Date

/s/ JEROME P. GRISKO, JR.	President & Chief Executive Officer, Director (Principal Executive Officer)	March 1, 2018
Jerome P. Grisko, Jr.

/s/ WARE H. GROVE	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2018
Ware H. Grove

/s/ STEVEN L. GERARD	Chairman	March 1, 2018
Steven L. Gerard

/s/ RICK L. BURDICK	Lead Director	March 1, 2018
Rick L. Burdick

/s/ MICHAEL H. DE GROOTE	Director	March 1, 2018
Michael H. DeGroote

/s/ JOSEPH S. DI MARTINO	Director	March 1, 2018
Joseph S. DiMartino

/s/ GINA D. FRANCE	Director	March 1, 2018
Gina D. France

/s/ SHERRILL W. HUDSON	Director	March 1, 2018
Sherrill W. Hudson

/s/ TODD J. SLOTKIN	Director	March 1, 2018
Todd J. Slotkin

/s/ DONALD V. WEIR	Director	March 1, 2018
Donald V. Weir

/s/ BENAREE PRATT WILEY	Director	March 1, 2018
Benaree Pratt Wiley

CBIZ, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
CBIZ, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CBIZ, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 1996.

Cleveland, Ohio

March 1, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
CBIZ, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited CBIZ, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes collectively, the consolidated financial statements, and our report dated March 1, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Cleveland, Ohio

March 1, 2018

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2017 AND 2016

(In thousands, except per share data)

	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$424	$3,494
Restricted cash	32,985	27,880
Accounts receivable, net	188,300	175,354
Income taxes refundable/receivable	813	—
Other current assets	22,539	21,407
Current assets before funds held for clients	245,061	228,135
Funds held for clients	203,112	213,457
Total current assets	448,173	441,592
Non-current assets:
Property and equipment, net	26,081	19,450
Goodwill and other intangible assets, net	613,206	584,401
Assets of deferred compensation plan	85,589	69,912
Notes receivable	620	1,227
Other non-current assets	2,562	2,006
Total non-current assets	728,058	676,996
Total assets	$1,176,231	$1,118,588
LIABILITIES
Current liabilities:
Accounts payable	$51,375	$45,772
Income taxes payable	—	1,048
Accrued personnel costs	45,264	45,221
Notes payable	1,861	1,060
Contingent purchase price liability	15,151	16,322
Other current liabilities	17,013	16,169
Current liabilities before client fund obligations	130,664	125,592
Client fund obligations	203,582	213,855
Total current liabilities	334,246	339,447
Non-current liabilities:
Bank debt	178,500	191,400
Debt issuance costs	(828)	(1,351)
Total long-term debt	177,672	190,049
Notes payable	2,164	1,721
Income taxes payable	4,454	4,426
Deferred income taxes, net	3,339	3,545
Deferred compensation plan obligations	85,589	69,912
Contingent purchase price liability	22,423	17,387
Other non-current liabilities	15,465	12,080
Total non-current liabilities	311,106	299,120
Total liabilities	645,352	638,567
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; shares authorized 250,000; shares issued 130,075 and 128,191; shares outstanding 54,591 and 54,044	1,301	1,282
Additional paid-in capital	675,504	655,629
Retained earnings	345,302	294,925
Treasury stock, 75,484 and 74,147 shares	(491,046)	(471,311)
Accumulated other comprehensive loss	(182)	(504)
Total stockholders’ equity	530,879	480,021
Total liabilities and stockholders’ equity	$1,176,231	$1,118,588

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(In thousands, except per share data)

	2017	2016	2015
Revenue	$855,340	$799,832	$750,422
Operating expenses	755,584	697,726	652,391
Gross margin	99,756	102,106	98,031
Corporate general and administrative expenses	33,295	36,319	32,527
Operating income	66,461	65,787	65,504
Other income (expense):
Interest expense	(6,675)	(6,593)	(8,902)
Gain on sale of operations, net	45	855	84
Other income, net	14,489	6,957	1,146
Total other income (expense), net	7,859	1,219	(7,672)
Income from continuing operations before income tax expense	74,320	67,006	57,832
Income tax expense	23,288	26,399	22,829
Income from continuing operations	51,032	40,607	35,003
Loss from operations of discontinued operations, net of tax	(655)	(542)	(2,323)
Gain on disposal of discontinued operations, net of tax	—	—	1,427
Net income	$50,377	$40,065	$34,107
Earnings per share:
Basic:
Continuing operations	$0.95	$0.78	$0.70
Discontinued operations	(0.01)	(0.01)	(0.01)
Net income	$0.94	$0.77	$0.69
Diluted:
Continuing operations	$0.92	$0.76	$0.66
Discontinued operations	(0.01)	(0.01)	(0.01)
Net income	$0.91	$0.75	$0.65
Basic weighted average common shares outstanding	53,862	52,321	50,280
Diluted weighted average common shares outstanding	55,689	53,513	52,693
Comprehensive income:
Net income	$50,377	$40,065	$34,107
Other comprehensive income:
Net unrealized loss on available-for-sale securities, net of income tax benefit of $28, $16 and $77	(42)	(23)	(114)
Net unrealized gain on interest rate swaps, net of income tax expense of $223, $107 and $135	379	182	230
Foreign currency translation	(15)	(30)	(54)
Total other comprehensive income	322	129	62
Total comprehensive income	$50,699	$40,194	$34,169

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(In thousands)

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Totals
December 31, 2014	118,820	69,333	$1,188	$604,284	$220,753	$(425,685)	$(695)	$399,845
Net income	—	—	—	—	34,107	—	—	34,107
Other comprehensive income	—	—	—	—	—	—	62	62
Share repurchases	—	3,895	—	—	—	(36,482)	—	(36,482)
Restricted stock	360	—	4	(4)	—	—	—	—
Stock options exercised	1,548	—	15	10,713	—	—	—	10,728
Share-based compensation	—	—	—	5,729	—	—	—	5,729
Tax expense from employee share plans	—	—	—	772	—	—	—	772
Convertible bond retirement	5,069	—	51	9,422	—	—	—	9,473
Business acquisitions	385	—	4	3,710	—	—	—	3,714
December 31, 2015	126,182	73,228	1,262	634,626	254,860	(462,167)	(633)	427,948
Net income	—	—	—	—	40,065	—	—	40,065
Other comprehensive income	—	—	—	—	—	—	129	129
Share repurchases	—	919	—	—	—	(9,144)	—	(9,144)
Restricted stock	300	—	3	(3)	—	—	—	—
Stock options exercised	1,128	—	11	8,059	—	—	—	8,070
Share-based compensation	—	—	—	5,725	—	—	—	5,725
Tax expense from employee share plans	—	—	—	1,004	—	—	—	1,004
Business acquisitions	581	—	6	6,218	—	—	—	6,224
December 31, 2016	128,191	74,147	1,282	655,629	294,925	(471,311)	(504)	480,021
Net income	—	—	—	—	50,377	—	—	50,377
Other comprehensive income	—	—	—	—	—	—	322	322
Share repurchases	—	1,337	—	—	—	(19,735)	—	(19,735)
Restricted stock	292	—	3	(3)	—	—	—	—
Stock options exercised	1,176	—	12	7,996	—	—	—	8,008
Share-based compensation	—	—	—	5,705	—	—	—	5,705
Business acquisitions	416	—	4	6,177	—	—	—	6,181
December 31, 2017	130,075	75,484	$1,301	$675,504	$345,302	$(491,046)	$(182)	$530,879

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(In thousands)

	2017	2016	2015
Cash flows from operating activities:
Net income	$50,377	$40,065	$34,107
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss from discontinued operations, net of tax	655	542	896
Gain on sale of operations, net of tax	(45)	(855)	(84)
Loss on early extinguishment of convertible debt	—	—	833
Depreciation and amortization expense	23,061	22,098	20,389
Amortization of discount on notes and deferred financing costs	523	523	2,271
Amortization of discount on contingent earnout liabilities	634	348	144
Bad debt expense, net of recoveries	5,137	4,090	5,658
Adjustment to contingent earnout liability	(2,128)	(1,342)	(2,853)
Deferred income taxes	3,674	4,829	1,734
Employee stock awards	5,705	5,725	5,729
Excess tax benefits from share based payment arrangements	(3,837)	(1,108)	(948)
Changes in assets and liabilities, net of acquisitions and divestitures:
Restricted cash	(5,105)	(3,019)	3,433
Accounts receivable, net	(13,849)	(19,188)	(15,276)
Other assets	3,180	(5,612)	(1,269)
Accounts payable	3,738	10,217	(1,288)
Income taxes payable	(2,071)	1,881	(3,674)
Accrued personnel costs	(599)	5,496	(349)
Other liabilities	3,508	5,965	(3,057)
Net cash provided by continuing operations	72,558	70,655	46,396
Operating cash flows (used in) provided by discontinued operations	(627)	387	990
Net cash provided by operating activities	71,931	71,042	47,386
Cash flows from investing activities:
Business acquisitions and purchases of client lists, net of cash acquired	(28,093)	(42,883)	(14,636)
Purchases of client fund investments	(15,546)	(11,355)	(15,429)
Proceeds from the sales and maturities of client fund investments	8,785	9,778	10,664
Proceeds on sales of divested and discontinued operations	46	802	2,938
Increase (decrease) in funds held for clients	17,034	(3,193)	15,921
Additions to property and equipment	(11,892)	(4,141)	(7,390)
Collection of notes receivable	558	998	955
Other	(300)	(20)	20
Net cash used in continuing operations	(29,408)	(50,014)	(6,957)
Investing cash flows provided by discontinued operations	—	—	8
Net cash used in investing activities	(29,408)	(50,014)	(6,949)
Cash flows from financing activities:
Proceeds from bank debt	533,900	416,800	408,800
Payment of bank debt	(546,800)	(431,200)	(310,400)
Payment on extinguishment of convertible debt	-	(760)	(88,964)
Payment for acquisition of treasury stock	(19,735)	(9,144)	(36,482)
(Decrease) increase in client funds obligations	(10,273)	5,257	(12,617)
Payment of contingent consideration of acquisitions	(10,515)	(7,504)	(11,987)
Proceeds from exercise of stock options	8,008	8,070	10,728
Payment of notes payable	(178)	(347)	(574)
Deferred financing costs	-	(6)	(18)
Payment of acquired debt	-	(658)	—
Excess tax benefit from exercise of stock awards	-	1,108	948
Net cash used in financing activities	(45,593)	(18,384)	(40,566)
Net (decrease) increase in cash and cash equivalents	(3,070)	2,644	(129)
Cash and cash equivalents at beginning of year	3,494	850	979
Cash and cash equivalents at end of year	$424	$3,494	$850

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Significant Accounting Policies

Organization: CBIZ, Inc. is a diversified services company which, acting through its subsidiaries, has been providing professional business services since 1996, primarily to small and medium-sized businesses, as well as individuals, governmental entities, and not-for-profit enterprises throughout the United States and parts of Canada. CBIZ, Inc. manages and reports its operations along three practice groups: Financial Services, Benefits and Insurance Services and National Practices. A further description of products and services offered by each of the practice groups is provided in Note 21, Segment Disclosures, to the accompanying consolidated financial statements.

Basis of Presentation: The accompanying consolidated financial statements reflect the operations of CBIZ, Inc. and all of its wholly-owned subsidiaries (“CBIZ”, the “Company”, “we”, “us” or “our”), after elimination of all intercompany accounts and transactions. We have prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).

We have determined that our relationship with certain Certified Public Accounting (“CPA”) firms with whom we maintain administrative service agreements (“ASAs”) qualify as variable interest entities. The accompanying consolidated financial statements do not reflect the operations or accounts of variable interest entities as the impact is not material to our consolidated financial condition, results of operations or cash flows.

Fees earned by us under the ASAs are recorded as “Revenue” (at net realizable value) in the accompanying Consolidated Statements of Comprehensive Income and were approximately $156.4 million, $144.8 million and $137.5 million for the years ended December 31, 2017, 2016 and 2015, respectively, the majority of which was related to services rendered to privately-held clients. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to us is typically reduced on a proportional basis. Although the ASAs do not constitute control, we are one of the beneficiaries of the agreements and may bear certain economic risks.

Significant Accounting Policies: We consider the following policies to be beneficial in understanding the judgements that are involved in the preparation of our consolidated financial statements and the uncertainties that could impact our financial condition, results of operations and cash flows.

Use of Estimates: The preparation of consolidated financial statements in conformity with GAAP and pursuant to the rules and regulations of the SEC requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management’s estimates and assumptions are derived from and are continually evaluated based upon available information, judgment and experience. Actual results may differ materially from these estimates.

Cash and Cash Equivalents: Cash and cash equivalents consist of cash on hand and investments with an original maturity of three months or less when purchased.

Restricted Cash: Restricted cash consists of funds held by us in relation to our capital and investment advisory services as those funds are restricted in accordance with applicable Financial Industry Regulatory Authority regulations. Restricted cash also consists of funds on deposit from clients in connection with the pass-through of insurance premiums to the carrier with the related liability for these funds recorded in “Accounts payable” in the accompanying Consolidated Balance Sheets.

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable, less allowances for doubtful accounts, reflects the net realizable value of receivables and approximates fair value. Unbilled revenues are recorded at estimated net realizable value. Assessing the collectability of receivables (billed and unbilled) requires management judgment based on a combination of factors. When evaluating the adequacy of the allowance for doubtful accounts and the overall probability of collecting on receivables, we analyze historical experience, client credit-worthiness, the age of the trade receivable balances, current economic conditions that may affect a client’s ability to pay and an evaluation of current and projected economic trends and conditions at the time of the balance sheet date. At December 31, 2017 and 2016, the allowance for doubtful accounts was $13.8 million and $13.5 million, respectively, in the accompanying Consolidated Balance Sheets.

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

Leasehold improvements are amortized using the straight-line method over the lesser of their estimated useful lives or the remaining respective lease term. The cost of software purchased or developed for internal use is capitalized and amortized using the straight-line method over an estimated useful life not to exceed seven years. Capitalized software is classified as property and equipment, net in the accompanying Consolidated Balance Sheets.

Goodwill: A significant portion of our assets is goodwill as a result of current and past acquisitions. At December 31, 2017, the carrying value of goodwill totaled $528.4 million, compared to total assets of $1.2 billion and total shareholders’ equity of $530.9 million. We utilize the acquisition method of accounting for all business combinations. Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. In accordance with GAAP, goodwill is not amortized, but rather is tested for impairment annually, or between annual tests if an event occurs or circumstances change that would more likely than not (defined as a likelihood of more than 50%) reduce the fair value of a reporting unit below its carrying value.

We applied the principles as prescribed in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Other” in order to complete our annual goodwill impairment test. We considered changes to assumptions used in our most recent quantitative testing for each reporting unit, including the capital market environment, economic and market conditions, industry competition and trends, our weighted average cost of capital, changes in management and key personnel, the price of our common stock, changes in our results of operations, the magnitude of the excess of fair value over the carrying amount of each reporting unit as determined in our most recent quantitative testing, and other factors. Management determined there had not been a significant change in the operations of the five reporting units since the most recent quantitative assessment, as a result, it was concluded that it was more likely than not that the fair value of each of our reporting units was greater than its carrying value, therefore, did not perform a quantitative impairment analysis.

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

Share-Based Awards: The measurement of share-based compensation expense is based on the grant date fair value of the share-based awards made to employees and non-employee directors which is recognized over the required vesting period which is generally up to four years. The fair value of stock options is determined using the Black-Sholes-Merton option pricing model, which incorporates assumptions regarding the expected volatility, the expected option life, the risk-free interest rate and the expected dividend yield.

Share-based compensation expense is recorded in the accompanying Consolidated Statements of Comprehensive Income as “Operating expenses” or “Corporate general and administrative expenses” (“G&A expenses”), depending on where the respective individual’s compensation is recorded. For additional discussion regarding share-based awards, refer to Note 14, Employee Share Plans, to the accompanying consolidated financial statements.

Derivative Instruments: We account for derivative instruments in accordance with FASB ASC Topic 815, “Derivatives and Hedging”, which requires all derivative instruments to be recognized in the financial statements and measured at fair value, regardless of the purpose or intent for holding them.

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

We utilize derivative instruments to manage interest rate risk associated with our floating-rate debt under the $400 million unsecured credit facility (as amended the “credit facility”). Interest rate swap contracts mitigate the risk associated with the underlying hedged item. If the contract is designated as a cash flow hedge, the mark-to-market gains or losses on the swap are deferred and included as a component of accumulated other comprehensive loss (“AOCL”), net of tax, to the extent effective, and reclassified to interest expense in the same period during which the hedged transaction affects earnings. If the contract is designated as a fair value hedge, the swap is recognized at fair value on the balance sheet, and changes in the fair value are recognized in interest expense. For further discussion regarding derivative financial instruments, refer to Note 5, Financial Instruments, to the accompanying consolidated financial statements.

Contingent Purchase Price Liabilities

Contingent purchase price liabilities result from our business acquisitions and are recorded at fair value at the time of acquisition and are recorded in “Contingent purchase price liability — current” and “Contingent purchase price liability — non-current” in the accompanying Consolidated Balance Sheets. We estimate the fair value of our contingent purchase price liabilities using a probability-weighted discounted cash flow model. We probability weight risk-adjusted estimates of future performance of acquired businesses, then calculate the contingent purchase price based on the estimates and discount them to present value representing management’s best estimate of fair value. The fair value of the contingent purchase price liabilities are reassessed on a quarterly basis based on assumptions provided by practice group leaders and business unit controllers together with our corporate finance department. Any change in the fair value estimate is recorded in the earnings of that period. Refer to Note 6, Fair Value Measurements, and Note 18, Acquisitions, for further discussion of our acquisitions and contingent purchase price liabilities.

Revenue Recognition: Revenue is recognized and earned when all of the following criteria are satisfied: (i) a sales arrangement exists; (ii) delivery has occurred or service has been rendered; (iii) the fee to the client is fixed or determinable; and (iv) collectability is reasonably assured.

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

Financial Services — Revenue primarily consists of fees for services rendered to our clients for traditional accounting services, tax return preparation, consulting services, compliance projects, services pursuant to administrative service agreements (described under “Basis of Presentation”), and valuation services including fairness opinions, capital assets, litigation support, purchase price allocations and derivative valuations. Clients are billed for these services based upon a fixed fee, a time and expense model or an outcome-based fee.

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

•	Outcome-based arrangements — Revenue is recognized at a point in time when savings to the client is determined and verified by a third party.
•	Administrative service agreement revenue — Revenue for administrative service fees is recognized as services are provided, based upon actual fees earned.

Benefits and Insurance Services — Revenue consists primarily of brokerage and agency commissions, fee income for administering health and retirement plans and payroll service fees. Revenue also includes investment income related to client payroll funds that are held in CBIZ accounts, as is industry practice. A description of the revenue recognition, based on the service provided, insurance product sold, and billing arrangement, is provided below:

•

Commissions revenue — Commissions relating to brokerage and agency activities whereby we have primary responsibility for the collection of premiums from the insured (agency or indirect billing) are recognized as of the later of the effective date of the insurance policy or the date billed to the customer; commissions to be received directly from insurance companies (direct billing) are recognized when the data necessary from the carriers to properly record revenue becomes available; and life insurance commissions are recognized when the policy becomes effective, which can be either the effective date or the date payment is received and policy is bound. Commission revenue is reported net of reserves for estimated policy cancellations and terminations. The cancellation and termination reserve is based upon estimates and assumptions using historical cancellation and termination experience and other current factors to project future experience. We periodically review the adequacy of the reserve and makes adjustments as necessary. The use of different estimates or assumptions could produce different results.

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

Revenue for asset-based fees is recognized when the data necessary to compute revenue is determinable, which is typically when market valuation information is available.

•

Payroll — Revenue related to payroll processing fees is recognized when the actual payroll processing occurs. Revenue related to investment income earned on payroll funds is based upon actual amounts earned on those funds and is recognized in the period that the income is earned.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

National Practices — Business units comprising the National Practices group offer a variety of services which are described below:

•

Technology consulting — Revenue consists of services that primarily relate to the installation, maintenance and repair of computer hardware. These services are charged to customers based on cost plus an agreed-upon markup percentage.

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

•

Personnel costs include (i) salaries and benefits; (ii) commissions paid to producers; (iii) incentive compensation; and (iv) share-based compensation. Incentive compensation costs and share-based compensation are estimated and accrued. The final determination of incentive compensation is made after year-end results are completed. Total personnel costs were $596.4 million, $544.8 million and $502.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

•

The largest components of occupancy costs are rent expense and utilities. Base rent expense is recognized over respective lease terms, while utilities and common area maintenance charges are recognized as incurred. Total occupancy costs were $46.3 million, $45.7 million and $41.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

New Accounting Pronouncements

The FASB ASC is the sole source of authoritative GAAP other than the SEC issued rules and regulations that apply only to SEC registrants. The FASB issues an Accounting Standards Update (“ASU”) to communicate changes to the FASB codification. We assess and review the impact of all ASU's. ASU's not listed below were reviewed and determined to be either not applicable or are not expected to have a material impact on the consolidated financial statements.

Accounting Standards Adopted in 2017

Subsequent Measurement of Goodwill: In January 2017, the FASB issued ASU No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"), which eliminates the requirement to calculate the implied fair value of goodwill (step two) to measure a goodwill impairment charge. Instead, goodwill impairment will be based upon the results of step one of the impairment test, which is defined as the excess of the carrying amount of a reporting unit over its fair value, not to exceed the carrying amount of goodwill allocated to that reporting unit. The adoption ASU 2017-04 had no impact on our consolidated financial statements.

Share-Based Compensation: In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which requires the tax effects related to share-based payments to be recorded through the income statement and simplifies the accounting requirements for forfeitures and employers' tax withholding requirements. We elected prospective treatment in regards to ASU 2016-09 beginning January 1, 2017. The adoption of ASU 2016-09 resulted in an increase of approximately 0.5 million diluted shares and a realized tax benefit of approximately $3.8 million in 2017. This tax benefit, which would have previously been recorded in additional paid-in capital in our Consolidated Balance Sheets, is now recorded directly to income tax expense in our Consolidated Statements of Comprehensive Income. We elected to classify excess tax benefits as an operating activity in the Consolidated Statements of Cash Flows instead of as a financing activity on a prospective basis and did not retrospectively adjust prior periods, as permitted. We also elected to continue our current policy of estimating forfeitures of share-based compensation awards at the time of grant and revising in subsequent periods to reflect actual forfeitures. Going forward, we anticipate moderate volatility in our effective tax rate related to our share-based compensation incentives which will be recorded directly into our results of operations.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Accounting Standards Not Yet Adopted

Derivatives and Hedging: In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). The new standard simplifies hedge accounting through changes to both designation and measurement requirements. For hedges that qualify as highly effective, the new standard eliminates the requirement to separately measure and record hedge ineffectiveness resulting in better alignment between the presentation of the effects of the hedging instrument and the hedged item in the financial statements. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; the ASU allows for early adoption in any interim period after issuance of the update. We do not expect this new guidance to have a material impact on our consolidated financial statements.

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

Restricted Cash - Statement of Cash Flows: In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230)” (“ASU 2016-18”), which applies to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows. This new accounting standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and the amounts generally described as restricted cash or restricted cash equivalents when reconciling beginning-of-period and end-of-period total amounts show on the statement of cash flows. ASU 2016-18 also requires the disclosure of information about the nature of the restriction. ASU 2016-18 is effective retrospectively for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. We disclose annually in Note 1 to our Annual Report on Form 10-K, Basis of Presentation and Significant Accounting Policies, the nature of restrictions, therefore we only expect this new guidance to have a presentation impact on our Consolidated States of Cash Flows.

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

ASU 2016-02 is effective for us beginning on January 1, 2019, with early adoption permitted. The new standard requires a “modified retrospective” adoption, meaning the standard is applied to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We will adopt the standard on January 1, 2019 and apply the package of practical expedients available to us upon adoption. We are currently assessing the impact of this new guidance on our consolidated financial statements. As outlined in Note 10, Lease Commitments, we have approximately $200 million in future minimum cash commitments under operating leases, which we expect to have a material effect on our consolidated balance sheet, but we do not expect this new guidance to have a material impact on our results of operations, our liquidity or our debt covenant compliance under our current credit agreements.

Revenue from Contracts with Customers: In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). This new accounting standard provides a comprehensive revenue recognition model for all contracts with customers and supersedes current revenue recognition guidance. The underlying principle is that an entity will recognize revenue commensurate with the transfer of promised goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March, April and May 2016, the

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FASB issued additional ASUs clarifying certain aspects of ASU 2014-09. The core principle of ASU 2014-09 was not changed by the additional guidance.

In the fourth quarter of 2017, we substantially completed our evaluation of the new standard. Based on our evaluation, revenue recognition is consistent under both the legacy standard and the new standard for the majority of our revenue streams, with the exception of two business units within our Benefits and Insurance Services practice group. The revenue recognition policies, business processes, systems and internal controls in our Benefits and Insurance Services practice group have been modified under the new standard.

Effective January 1, 2018, we will apply the modified retrospective transition method with a cumulative effect adjustment directly to the opening balance of “Retained earnings” in our Consolidated Balance Sheets. The net adjustment is expected to be an increase to retained earnings within a range of $1.5 million to $2 million primarily due to the acceleration of revenue in our property and casualty business unit, slightly offset by deferred revenue in our retirement plan services business unit.

•

Property & Casualty business unit: the current accounting policy under agency billing arrangements (we bill the insured, collect the funds and forward the premium to the insurance carrier less our commission) is to recognize commission revenue as of the later of the effective date of the insurance policy or the date billed to the customer. Following adoption, we will recognize commission revenue on the effective date of the insurance policy.

•

Property & Casualty business unit: the current accounting policy under direct billing arrangements (the insurance carrier bills the insured directly and forwards the commission to CBIZ) is to recognize commission revenue when the data necessary from the carriers is available. Following adoption, we will recognize commission revenue on the effective date of the insurance policy.

Since the majority of our property and casualty arrangements involve contracts that are annual in term, on a year over year basis we do not believe there will be a significant change to the amount of revenue recognized in an annual period, but we believe there will be quarterly fluctuations going forward based on the seasonal nature and timing of policy renewals.

•

Retirement Plan Services business unit: under certain defined benefit administration arrangements, we charge new clients an initial, non-refundable, set up fee as part of a multi-year service agreement and recognize the revenue over the initial set-up period. Following adoption, we will defer these set-up fees and associated costs and recognize them over the life of the contract or the expected customer relationship, whichever is longer. The deferral of this set-up fee revenue is not expected to have a significant change to the amount of revenue recognized in an annual period.

In the quarterly reporting periods of 2018, under the modified retrospective method of adoption, we will (i) recognize a cumulative effect adjustment to the opening balance of retained earnings, (ii) present comparative periods under the legacy standard, (iii) apply the new revenue standard to new and existing contracts and (iv) disclose the amount by which each financial statement line item was affected as a result of applying the new standard by bridging the difference between the new standard and legacy standard.

Note 2. Accounts Receivable, Net

Accounts receivable, net balances at December 31, 2017 and 2016 were as follows (in thousands):

	2017	2016
Trade accounts receivable	$139,730	$132,880
Unbilled revenue, at net realizable value	62,397	55,982
Total accounts receivable	202,127	188,862
Allowance for doubtful accounts	(13,827)	(13,508)
Accounts receivable, net	$188,300	$175,354

Changes in the allowance for doubtful accounts on accounts receivable are as follows (in thousands):

	2017	2016	2015
Balance at beginning of period	$(13,508)	$(12,659)	$(11,915)
Provision for losses	(5,529)	(4,154)	(5,804)
Charge-offs, net of recoveries	5,210	3,305	5,060
Balance at end of period	$(13,827)	$(13,508)	$(12,659)

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 3. Property and Equipment, Net

Property and equipment, net at December 31, 2017 and 2016 consisted of the following (in thousands):

	2017	2016
Buildings and leasehold improvements	$26,289	$19,841
Furniture and fixtures	25,835	23,893
Capitalized software	36,639	36,429
Equipment	13,615	11,751
Total property and equipment	102,378	91,914
Accumulated depreciation and amortization	(76,297)	(72,464)
Property and equipment, net	$26,081	$19,450

Depreciation expense for property and equipment was $5.3 million, $5.4 million and $5.7 million in 2017, 2016 and 2015, respectively.

Note 4. Goodwill and Other Intangible Assets, Net

A summary of changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2017 and 2016 were as follows (in thousands):

	Financial Services	Benefits and Insurance Services	National Practices	Total Goodwill
December 31, 2015	$267,485	$178,534	$1,666	$447,685
Additions	3,845	35,954	—	39,799
December 31, 2016	$271,330	$214,488	$1,666	$487,484
Additions	35,531	5,409	—	40,940
December 31, 2017	$306,861	$219,897	$1,666	$528,424

We review goodwill at the reporting unit level at least annually, as of November 1, for impairment. We had five reporting units at November 1, 2017. No goodwill impairment was recognized as a result of the annual evaluation.

The components of goodwill and other intangible assets, net at December 31, 2017 and 2016 were as follows (in thousands):

	2017	2016
Goodwill	$528,424	$487,484
Intangibles :
Client lists	177,221	172,343
Other intangibles	8,767	7,994
Total intangibles	185,988	180,337
Total goodwill and other intangibles assets	714,412	667,821
Accumulated amortization:
Client lists	(97,063)	(80,560)
Other intangibles	(4,143)	(2,860)
Total accumulated amortization	(101,206)	(83,420)
Goodwill and other intangible assets, net	$613,206	$584,401

Amortization expense for client lists and other intangible assets was $17.8 million, $16.7 million and $14.7 million in 2017, 2016 and 2015, respectively. The weighted-average useful lives of total intangible assets, client lists and other intangible assets were 7.1 years, 7 years and 8.3 years, respectively. Other intangible assets are amortized over periods ranging from 2 to 12 years. Based on the amount of intangible assets subject to amortization at December 31, 2017, the estimated amortization expense is $17.1 million for 2018, $12.9 million for 2019, $11.6 million for 2020, $10.3 million for 2021 and $8.5 million for 2022.

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

Bonds

We held corporate and municipal bonds with net book value totaling $49.5 million and $42.4 million at December 31, 2017 and 2016, respectively. All bonds are investment grade and are classified as available-for-sale. Our bonds have maturity dates or callable dates ranging from January 2018 through December 2023, and are included in “Funds held for clients — current” in the accompanying Consolidated Balance Sheets based on the intent and ability of us to sell these investments at any time under favorable conditions.

The following table summarizes our bond activity for the years ended December 31, 2017 and 2016 (in thousands):

	2017	2016
Fair value at January 1	$44,573	$43,142
Purchases	15,546	11,355
Sales	(940)	(2,900)
Maturities and calls	(7,845)	(6,878)
Decrease in bond premium	(160)	(106)
Fair market value adjustment	(73)	(40)
Fair value at December 31	$51,101	$44,573

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

We had no fair value hedging instruments at December 31, 2017 or 2016. Our interest rate swaps are designated as cash flow hedges. Accordingly, the interest rate swaps are recorded as either an asset or liability in the accompanying Consolidated Balance Sheets at fair value. The mark-to-market gains or losses on the swaps are deferred and included as a component of AOCL, net of tax, to the extent the hedge is determined to be effective, and reclassified to interest expense in the same period during which the hedged transaction affects earnings. The interest rate swaps are assessed for effectiveness and continued qualification for hedge accounting on a quarterly basis. For the years ended December 31, 2017 and 2016, the interest rate swaps were deemed to be highly effective.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table summarizes our outstanding interest rate swaps and their classification in the accompanying Consolidated Balance Sheets at December 31, 2017 and 2016 (in thousands). Refer to Note 6, Fair Value Measurements, to the accompanying consolidated financial statements for additional disclosures regarding fair value measurements.

	December 31, 2017
	Notional Amount	Fair Value	Balance Sheet Location
Interest rate swaps	$55,000	$1,055	Other non-current assets
Interest rate swap	$15,000	$76	Other current assets

	December 31, 2016
	Notional Amount	Fair Value	Balance Sheet Location
Interest rate swaps	$50,000	$525	Other non-current assets
Interest rate swap	$10,000	$4	Other current assets

Under the terms of the interest rate swaps, we pay interest at a fixed rate of interest plus applicable margin as stated in the agreement, and receive interest that varies with the one-month LIBOR. The notional value, fixed rate of interest and expiration date of each interest rate swap is (i) $15 million – 1.155% - November 2018, (ii) $25 million – 1.300% - October 2020, (iii) $10 million – 1.120% - February 2021 and (iv) $20 million – 1.770% - May 2022. During the second quarter of 2017, we entered into a 5-year interest rate swap with a notional value of $20 million, while during the fourth quarter of 2017, one interest rate swap expired with a notional value of $10 million.

During the next twelve months, the amount of the December 31, 2017 AOCL balance that will be reclassified to earnings is expected to be immaterial. The following table summarizes the effects of the interest rate swap on our accompanying Consolidated Statements of Comprehensive Income for the years ended December 31, 2017 and 2016 (in thousands):

	Gain recognized in AOCL, net of tax		Loss reclassified from AOCL into expense
	Twelve Months Ended December 31,		Twelve Months Ended December 31,		Location
	2017	2016	2017	2016
Interest rate swap	$379	$182	$(132)	$(410)	Interest expense

Note 6. Fair Value Measurements

FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, establishes a fair value hierarchy that requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is defined as the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The inputs used to measure fair value are classified into the following hierarchy:

•	Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities
•

Level 2 — Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

•	Level 3 — Unobservable inputs for the asset or liability

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As circumstances change, we will reassess the level in which the inputs are included in the fair value hierarchy.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

For the years ended December 31, 2017 and 2016, there were no transfers between the valuation hierarchy Levels 1, 2 and 3. The following table summarizes our assets and liabilities at December 31, 2017 and 2016 that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (in thousands):

	Level	December 31, 2017	December 31, 2016
Deferred compensation plan assets	1	$85,589	$69,912
Corporate and municipal bonds	1	$51,101	$44,573
Deferred compensation plan liabilities	1	$(85,589)	$(69,912)
Interest rate swap	2	$1,131	$529
Contingent purchase price liabilities	3	$(37,574)	$(33,709)

Contingent Purchase Price Liabilities

Contingent purchase price liabilities result from our business acquisitions and are recorded at fair value at the time of acquisition and are recorded in “Contingent purchase price liability — current” and “Contingent purchase price liability — non-current” in the accompanying Consolidated Balance Sheets. We estimate the fair value of our contingent purchase price liabilities using a probability-weighted discounted cash flow model. This fair value measure is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Fair value measurements characterized within Level 3 of the fair value hierarchy are measured based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value.

We probability weight risk-adjusted estimates of future performance of acquired businesses, then calculate the contingent purchase price based on the estimates and discount them to present value representing management’s best estimate of fair value. The fair value of the contingent purchase price liabilities are reassessed on a quarterly basis based on assumptions provided by practice group leaders and business unit controllers together with our corporate finance department. Any change in the fair value estimate is recorded in the earnings of that period.

During the years ended December 31, 2017 and 2016 we recorded other income of $1.5 million and $1.3 million, respectively, reflecting a decrease in the fair value of contingent purchase price liabilities related to prior acquisitions. These decreases are included in “Other Income, net” in the accompanying Consolidated Statements of Comprehensive Income. Refer to Note 18, Acquisitions, for further discussion of our acquisitions and contingent purchase price liabilities.

The following table summarizes the change in fair value of our contingent purchase price liabilities identified as Level 3 for the years ended December 31, 2017 and 2016 (pre-tax basis, in thousands):

Contingent Purchase Price Liabilities
Beginning balance — January 1, 2016	$(24,817)
Additions from business acquisitions	(21,088)
Settlement of contingent purchase price payable	11,202
Change in fair value of contingency	1,342
Change in net present value of contingency	(348)
Balance — December 31, 2016	$(33,709)
Additions from business acquisitions	(19,291)
Settlement of contingent purchase price payable	13,932
Change in fair value of contingency	2,128
Change in net present value of contingency	(634)
Balance — December 31, 2017	$(37,574)

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 7. Income Taxes

For financial reporting purposes, income from continuing operations before income taxes includes the following components (in thousands):

	2017	2016	2015
United States	$74,151	$66,848	$57,665
Foreign (Canada)	169	158	167
Total	$74,320	$67,006	$57,832

Income tax expense (benefit) included in the accompanying Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015 was as follows (in thousands):

	2017	2016	2015
Continuing operations :
Current:
Federal	$21,086	$18,816	$18,079
Foreign	45	42	43
State and local	2,475	2,681	2,694
Total	23,606	21,539	20,816
Deferred:
Federal	(1,086)	4,148	1,060
State and local	768	712	953
Total	(318)	4,860	2,013
Total income tax expense from continuing operations	23,288	26,399	22,829
Discontinued operations :
Operations of discontinued operations:
Current	(418)	(365)	(1,263)
Deferred	(19)	(10)	68
Total	(437)	(375)	(1,195)
Gain on disposal of discontinued operations:
Current	—	—	427
Deferred	—	—	(344)
Total	—	—	83
Total income tax expense from discontinued operations	(437)	(375)	(1,112)
Total income tax expense	$22,851	$26,024	$21,717

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The provision for income taxes attributable to income from continuing operations differed from the amount obtained by applying the federal statutory income tax rate to income from continuing operations before income taxes, as follows (in thousands, except percentages):

	2017	2016	2015
Tax at statutory rate (35%)	$26,012	$23,452	$20,241
State taxes (net of federal benefit)	2,945	2,643	2,899
Business meals and entertainment — non-deductible	820	784	779
Reserves for uncertain tax positions	(35)	(87)	(324)
Share-based compensation	(3,837)	—	—
Impact of the Tax Cuts and Jobs Act of 2017	(2,487)	—	—
Net change in state tax rate	95	(64)	(1,046)
Other, net	(225)	(329)	280
Provision for income taxes from continuing operations	$23,288	$26,399	$22,829
Effective income tax rate	31.3%	39.4%	39.5%

ASU 2016-09 – Stock Compensation

On January 1, 2017, we adopted ASU 2016-09 and recognized an excess tax benefit of $3.8 million (resulting from an increase in the fair value of an award from grant date to the vesting or exercise date, as applicable), as a reduction to “Income tax expense” in the accompanying Consolidated Statements of Comprehensive Income. Prior to ASU 2016-09, the income tax benefit of $1.1 million in 2016 and $0.9 million in 2015 from share-based compensation was recorded in “Additional paid-in-capital” in the accompanying Consolidated Balance Sheets. Refer to Note 1, Basis of Presentation and Significant Accounting Policies to the accompanying consolidated financial statements for further discussion on new accounting pronouncement adoptions.

Tax Cuts and Jobs Act of 2017 (the “Tax Act”)

On December 22, 2017, the Tax Act was signed into law, which permanently reduces the corporate income tax rate from 35% to 21% beginning in 2018. We recognized an income tax benefit of $2.5 million in 2017, due to the revaluation of our deferred tax liabilities.  Our effective tax rate was 31.3% in 2017, compared to 39.4% in 2016. Collectively, ASU 2016-09 and the Tax Act reduced our 2017 effective tax rate by 8.5%.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2017 and 2016, were as follows (in thousands):

	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$1,229	$884
Allowance for doubtful accounts	3,022	4,486
Employee benefits and compensation	21,155	29,166
Lease costs	3,611	2,772
State tax credit carryforwards	1,385	1,489
Other deferred tax assets	1,161	2,951
Total gross deferred tax assets	31,563	41,748
Less: valuation allowance	(1,657)	(1,314)
Total deferred tax assets, net	$29,906	$40,434
Deferred tax liabilities:
Accrued interest	$819	$2,494
Client list intangible assets	1,513	2,717
Goodwill and other intangibles	30,913	38,646
Other deferred tax liabilities	-	122
Total gross deferred tax liabilities	$33,245	$43,979
Net deferred tax liability	$(3,339)	$(3,545)

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

We have established valuation allowances for deferred tax assets related to certain employee benefits and compensation, state net operating loss (“NOL”) carryforwards and state income tax credit carryforwards at December 31, 2017 and certain NOL carryforwards and state income tax credit carryforwards at December 31, 2016. The net increase in the valuation allowance of $0.3 million for the year ended December 31, 2017 primarily related to changes in the valuation allowance as a result of the Tax Act. The net decrease in the valuation allowance of $0.1 million for the year ended December 31, 2016 related to changes in the valuation allowance for NOL’s.

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

We file income tax returns in the United States, Canada, and most state jurisdictions. In March 2016, the Internal Revenue Service completed its audit of our 2013 and 2014 federal income tax returns. We paid $0.5 million in settlement of this audit which had no impact on the 2016 income tax expense. With limited exceptions, our state and local income tax returns and non-U.S. income tax returns are no longer subject to tax authority examinations for years ending prior to January 1, 2013 and January 1, 2012, respectively.

The availability of NOL’s and state tax credits are reported as deferred tax assets, net of applicable valuation allowances, in the accompanying Consolidated Balance Sheets. At December 31, 2017, we had state net operating loss carryforwards of $28 million and state tax credit carryforwards of $1.4 million. The state net operating loss carryforwards expire on various dates between 2018 and 2037 and the state tax credit carryforwards expire on various dates between 2018 and 2028.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2017	2016	2015
Balance at January 1	$4,090	$4,287	$4,591
Additions for tax positions of the current year	123	110	126
Settlements of prior year positions	—	(11)	(94)
Lapse of statutes of limitation	(331)	(296)	(336)
Balance at December 31	3,882	4,090	4,287

Included in the balance of unrecognized tax benefits at December 31, 2017 are $2.9 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. We believe it is reasonably possible that certain of these unrecognized tax benefits could change in the next twelve months. We expect reductions in the liability for unrecognized tax benefits of approximately $1.2 million within the next twelve months due to expiration of statutes of limitation. Given the number of years that are currently subject to examination, we are unable to estimate the range of potential adjustments to the remaining balance of unrecognized tax benefits at this time.

We recognize interest expense, and penalties related to unrecognized tax benefits as a component of income tax expense. During 2017, we accrued interest expense of $0.2 million and, as of December 31, 2017, had recognized a liability for interest expense and penalties of $0.6 million and $0.3 million, respectively, relating to unrecognized tax benefits. During 2016, we accrued interest expense of $0.2 million and, as of December 31, 2016, had recognized a liability for interest expense and penalties of $0.4 million and $0.3 million, respectively, relating to unrecognized tax benefits.

Note 8. Debt and Financing Arrangements

At December 31, 2017, our primary financing arrangement was the $400 million credit facility which provides us with the capital necessary to meet our seasonal working capital needs as well as the flexibility to continue with our strategic initiatives, including acquisitions and share repurchases. A previous financing arrangement, the 4.875% 2010 Convertible Senior Subordinated Notes (the “2010 Notes”), matured on October 1, 2015 and were settled with funds available under the credit facility.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Bank Debt

We have a $400 million unsecured credit facility with Bank of America as agent for a group of eight participating banks that matures in July 2019. The balance outstanding under the credit facility was $178.5 million and $191.4 million at December 31, 2017 and December 31, 2016, respectively. Rates for the years ended December 31, 2017 and 2016 were as follows (includes bank debt and interest rate swaps):

	2017	2016
Weighted average rates	2.72%	2.43%
Range of effective rates	2.19% - 4.75%	1.82% - 3.75%

Availability

We have approximately $175 million of available funds under the credit facility at December 31, 2017, based on the terms of the commitment. Available funds under the credit facility are based on a multiple of earnings before interest, taxes, depreciation and amortization as defined in the credit facility, and are reduced by letters of credit, performance guarantees, other indebtedness and outstanding borrowings under the credit facility. Under the credit facility, loans are charged an interest rate consisting of a base rate or Eurodollar rate plus an applicable margin, letters of credit are charged based on the same applicable margin, and a commitment fee is charged on the unused portion of the credit facility.

Debt Covenant Compliance

The credit facility is subject to certain financial covenants that may limit our ability to borrow up to the total commitment amount. Covenants require us to meet certain requirements with respect to (i) a total leverage ratio and (ii) minimum fixed charge coverage ratio. We are in compliance with all covenants.

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

Interest Expense

For the years ended December 31, 2017, 2016 and 2015, we recognized interest expense as follows (in thousands):

	2017	2016	2015
Credit facility (1)	$6,675	$6,585	$4,320
2010 Notes (2)	—	—	4,559
2006 Notes (3)	—	8	23
Balance at December 31	$6,675	$6,593	$8,902

(1)	Components of interest expense related to the credit facility include amortization of deferred financing costs, commitment fees and line of credit fees.
(2)

The 2010 Notes matured on October 1, 2015 and were settled with funds available under the credit facility. We settled $48.4 million of the outstanding principal amount plus a premium conversion value over par value, based on a cash averaging period, for a total of $71.8 million. Prior to the October 1, 2015 maturity date, we early retired $49.3 million of the 2010 Notes, in two privately negotiated transactions during the second quarter of 2015, with shares of our common stock and cash consideration.

(3)	We redeemed the remaining 3.125% Convertible Senior Subordinated Notes (the “2006 Notes”) during the second quarter of 2016 under an optional early redemption provision.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 9. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at December 31, 2017 and 2016 were as follows (in thousands):

	2017	2016
Net unrealized loss on available-for-sale securities, net of income tax benefit of $157 and $129, respectively	$(236)	$(194)
Net unrealized gain on interest rate swap, net of income tax expense of $419 and $196, respectively	712	333
Foreign currency translation	(658)	(643)
Accumulated other comprehensive loss	$(182)	$(504)

Note 10. Lease Commitments

Operating Leases

We lease certain of our office facilities and equipment under various operating leases. Future minimum cash commitments under operating leases as of December 31, 2017 were as follows (in thousands):

Year Ending December 31,	Gross Operating Lease Commitments	Sub-Leases	Net Operating Lease Commitments
2018	$35,239	$283	$34,956
2019	31,459	234	31,225
2020	26,793	234	26,559
2021	21,451	-	21,451
2022	18,979	—	18,979
Thereafter	70,244	—	70,244
Total	$204,165	$751	$203,414

Rent expense for continuing operations incurred under operating leases was $38.4 million, $37 million and $35.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. Rent expense does not necessarily reflect cash payments, as described under “Operating Leases” in Note 1.

Note 11. Commitments and Contingencies

Acquisitions

The purchase price that we normally pay for businesses and client lists consists of two components: an up-front non-contingent portion, and a portion which is contingent upon the acquired businesses or client lists’ actual future performance. The fair value of the purchase price contingency related to businesses is recorded at the date of acquisition and re-measured each reporting period until the liability is settled. Shares of our common stock that are issued in connection with acquisitions may be contractually restricted from sale for periods up to one year. Acquisitions are further disclosed in Note 18, Acquisitions.

Indemnifications

We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by us under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2017, we were not aware of any obligations arising under indemnification agreements that would require material payments, and therefore have not recorded a liability.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Employment Agreements

We maintain severance and employment agreements with a certain number of our executive officers, whereby such officers may be entitled to payment in the event of termination of their employment. We also have arrangements with certain non-executive employees which may include severance and other employment provisions. We accrue for amounts payable under these contracts and arrangements as triggering events occur and obligations become known. During the years ended December 31, 2017, 2016 and 2015, payments regarding such contracts and arrangements were not material.

Letters of Credit and Guarantees

We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits which totaled $2.3 million at December 31, 2017 and 2016. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.5 million and $2.3 million at December 31, 2017 and 2016, respectively.

Legal Proceedings

In 2010, CBIZ, Inc. and its subsidiary, CBIZ MHM, LLC (fka CBIZ Accounting, Tax & Advisory Services, LLC) (the “CBIZ Parties”), were named as defendants in lawsuits filed in the U.S. District Court for the District of Arizona and the Superior Court for Maricopa County, Arizona. The federal court case is captioned Robert Facciola, et al v. Greenberg Traurig LLP, et al, and the state court cases are captioned Victims Recovery, LLC v. Greenberg Traurig LLP, et al, Roger Ashkenazi, et al v. Greenberg Traurig LLP, et al, Mary Marsh, et al v. Greenberg Traurig LLP, et al; and ML Liquidating Trust v. Mayer Hoffman McCann, P.C. (“Mayer Hoffman”), et al. Prior to these suits CBIZ MHM, LLC was named as a defendant in Jeffrey C. Stone v. Greenberg Traurig LLP, et al.

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

Note 12. Employee Benefits

Employee Savings Plan

We sponsor a qualified 401(k) defined contribution plan that covers substantially all of our employees. Participating employees may elect to contribute, on a tax-deferred basis, up to 80% of their pre-tax annual compensation (subject to a maximum permissible contribution under Section 401(k) of the Internal Revenue Code). Matching contributions by us are 50% of the first 6% of base compensation that the participant contributes, and additional amounts may be contributed at the discretion of the Board of Directors. Participants may elect to invest their contributions in various funds including: equity, fixed income, stable value, and balanced -lifecycle funds. Employer contributions (net of forfeitures) made to the plan during the years ended December 31, 2017, 2016 and 2015 were approximately $10.4 million, $9.6 million and $9 million, respectively.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Non-qualified Deferred Compensation Plan

We sponsor a non-qualified deferred compensation plan, under which certain members of management and other highly compensated employees may elect to defer receipt of a portion of their annual compensation, subject to maximum and minimum percentage limitations. The amount of compensation deferred under the plan is credited to each participant’s deferral account and a non-qualified deferred compensation plan obligation is established by us. An amount equal to each participant’s compensation deferral is transferred into a rabbi trust and invested in various debt and equity securities as directed by the participants. The assets of the rabbi trust are held by us and recorded as “Assets of deferred compensation plan” in the accompanying Consolidated Balance Sheets.

Assets of the non-qualified deferred compensation plan consist primarily of investments in mutual funds, money market funds and equity securities. The values of these investments are based on published market prices at the end of the period. Adjustments to the fair value of these investments are recorded in “Other income, net,” offset by the same adjustments to compensation expense (recorded as “Operating expenses” or “G&A expenses” in the accompanying Consolidated Statements of Comprehensive Income).

We recorded gains of $12.1 million and $5.3 million for the years ended December 31, 2017 and 2016, respectively, compared to a loss of $0.7 million for the year ended December 31, 2015 related to these investments. These investments are specifically designated as available to us solely for the purpose of paying benefits under the non-qualified deferred compensation plan. However, the investments in the rabbi trusts would be available to all unsecured general creditors in the event that we become insolvent.

Deferred compensation plan obligations represent amounts due to plan participants and consist of accumulated participant deferrals and changes in fair value of investments thereon since the inception of the plan, net of withdrawals. This liability is an unsecured general obligation of ours and is recorded as “Deferred compensation plan obligations” in the accompanying Consolidated Balance Sheets.

The assets and liabilities related to the non-qualified deferred compensation plan at December 31, 2017 and 2016 were $85.6 million and $69.9 million, respectively.

Note 13. Common Stock

Share Repurchase Program

Our Board of Directors approved various share repurchase programs that were effective during the years ended December 31, 2017, 2016 and 2015. Under these programs, shares may be purchased in the open market or in privately negotiated transactions according to SEC rules.

The Share Repurchase Program (the “Share Repurchase Program”) does not obligate us to acquire any specific number of shares and may be suspended at any time. Repurchased shares are held in treasury and may be reserved for future use in connection with acquisitions, employee share plans and other general purposes. Under our credit facility, (described in Note 8, Debt and Financing Arrangements) share repurchases are unlimited when total leverage is less than 3.0. When leverage is greater than 3.0, the annual share repurchase is limited to $25 million.

Under the Share Repurchase Program, we repurchased 1.2 million and 0.8 million shares on the open market at a cost (including fees and commissions) of $18.3 million and $7.8 million in December 31, 2017 and 2016, respectively. Shares repurchased to settle statutory employee withholding related to vesting of stock awards were 0.1 million shares at a cost of $1.4 million at December 31, 2017 and 2016.

Note 14. Employee Share Plans

Employee Stock Purchase Plan

The 2007 Employee Stock Purchase Plan (“ESPP”), which has a termination date of June 30, 2020, allows qualified employees to purchase shares of common stock through payroll deductions up to a limit of $25,000 of stock per calendar year. The price an employee pays for shares is 85% of the fair market value of our common stock on the last day of the purchase period. Purchase periods begin on the sixteenth day of the month and end on the fifteenth day of the subsequent month. Other than a one-year holding period from the date of purchase, there are no vesting or other restrictions on the stock purchased by employees under the ESPP. The total number of shares of common stock that can be purchased under the ESPP shall not exceed two million shares.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Stock Awards

We granted various share-based awards through the year ended December 31, 2017 under the CBIZ, Inc. 2014 Stock Incentive Plan (“2014 Plan”). The terms and vesting schedules for the share-based awards vary by type and date of grant. A maximum of 9.6 million stock options, restricted stock or other stock based compensation awards may be granted. Shares subject to award under the 2014 Plan may be either authorized but unissued shares of our common stock or treasury shares. At December 31, 2017, approximately 6.4 million shares were available for future grant under the 2014 Plan.

We utilized the Black-Scholes-Merton option-pricing model to determine the fair value of stock options on the date of grant. The fair value of stock options granted during the years ended December 31, 2017, 2016 and 2015 were $3.49, $2.40, $2.34, respectively. The following weighted average assumptions were utilized:

	2017	2016	2015
Expected volatility (1)	22.22%	24.88%	26.65%
Expected option life (years) (2)	4.61	4.62	4.64
Risk-free interest rate (3)	1.85%	1.12%	1.32%
Expected dividend yield (4)	0%	0%	0%

(1)	The expected volatility assumption was determined based upon the historical volatility of our stock price, using daily price intervals.
(2)

The expected option life was determined based upon our historical data using a midpoint scenario, which assumes all options are exercised halfway between the expiration date and the weighted average time it takes the option to vest.

(3)	The risk-free interest rate assumption was upon zero-coupon U.S. Treasury bonds with a term approximating the expected life of the respective options.
(4)	The expected dividend yield assumption was determined in view of our historical and estimated dividend payouts. We do not expect to change our dividend payout policy in the foreseeable future.

During the years ended December 31, 2017, 2016 and 2015, we recognized compensation expense for these awards as follows (in thousands):

	2017	2016	2015
Stock options	$2,105	$2,253	$2,541
Restricted stock awards	3,600	3,472	3,188
Total share-based compensation expense before income tax benefit	$5,705	$5,725	$5,729

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Stock Options

Stock options granted during the years ended December 31, 2017, 2016 and 2015 were generally subject to a 25% incremental vesting schedule over a four-year period commencing from the date of grant. Stock options expire six years from the date of grant and are awarded with an exercise price equal to the market value of our common stock on the date of grant. At the discretion of the Compensation Committee of the Board of Directors, options awarded under the 2014 Plan may vest in a time period shorter than four years. Under the 2014 Plan, stock options awarded to non-employee directors have generally been granted with immediate vesting. Stock options may be granted alone or in addition to other awards and may be of two types: incentive stock options and nonqualified stock options.  Stock option activity during the year ended December 31, 2017 was as follows (number of options in thousands):

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2016	4,376	$8.02
Granted	654	$15.54
Exercised	(1,176)	$6.81
Expired or canceled	(10)	$7.79
Outstanding at December 31, 2017	3,844	$9.67	3.15 years	$22.3
Vested and exercisable at December 31, 2017	2,004	$7.85	2.20 years	$15.2

•	The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2017, 2016 and 2015 was $2.3 million, $1.6 million and $2.1 million, respectively.
•

The aggregate intrinsic value of stock options exercised during each of the years ended December 31, 2017, 2016 and 2015 was $9.4 million, $4.2 million and $4.6 million, respectively. The intrinsic value is calculated as the difference between our stock price on the exercise date and the exercise price of each option exercised.

•	At December 31, 2017, we had unrecognized compensation cost for non-vested stock options of $5.1 million to be recognized over a weighted average period of approximately 1.3 years.

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

Restricted stock award activity during the year ended December 31, 2017 was as follows:

	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value (1)
Non-vested at December 31, 2016	827	$9.14
Granted	295	$14.90
Vested	(395)	$8.61
Forfeited	(3)	$8.36
Non-vested at December 31, 2017	724	$11.78

(1)	Represents weighted average market value of the shares as the awards are granted at no cost to the recipients.
•	At December 31, 2017, we had unrecognized compensation cost for restricted stock awards of $8.5 million to be recognized over a weighted average period of approximately 1.16 years.
•	The total fair value of shares vested during the years ended December 31, 2017, 2016 and 2015 was approximately $3.4 million, $3.3 million and $3.1 million, respectively.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

•

The market value of shares awarded during the years ended December 31, 2017, 2016 and 2015 was $4.4 million, $3.2 million and $3.3 million, respectively. This market value was recorded as unearned compensation and is being expensed ratably over the periods which the restrictions lapse.

•	Awards outstanding at December 31, 2017 will be released from restrictions at dates ranging from February 2018 through May 2021.

Note 15. Earnings Per Share

The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share from continuing operations for the years ended December 31, 2017, 2016 and 2015 (in thousands, except per share data):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Income from continuing operations	$51,032	$40,607	$35,003
Denominator:
Basic
Weighted average common shares outstanding	53,862	52,321	50,280
Diluted
Stock options (1)	1,499	870	876
Restricted stock awards	328	261	277
Contingent shares (2)	-	61	29
Convertible senior subordinated notes (3)	—	—	1,231
Diluted weighted average common shares outstanding	55,689	53,513	52,693
Earnings Per Share:
Basic earnings per share from continuing operations	$0.95	$0.78	$0.70
Diluted earnings per share from continuing operations	$0.92	$0.76	$0.66

(1)

For the years ended December 31, 2017, 2016 and 2015, a total of 0.5 million, 0.8 million and 1.5 million stock based awards, respectively, were excluded from the calculation of diluted earnings per share as their exercise prices would render them anti-dilutive.

(2)

Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by us once future conditions have been met. For further details, refer to Note 18, Acquisitions.

(3)

The 2010 Notes were retired on October 1, 2015 with the amounts available under the credit facility. The dilutive impact of potential shares to be issued related to the 2010 Notes was based on the average share price of $9.62 in 2015, which exceeded the conversion price of $7.41.

Note 16. Supplemental Cash Flow Disclosures

Cash paid for interest and income taxes during the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

	2017	2016	2015
Interest	$6,117	$6,019	$7,986
Income taxes	$25,085	$19,314	$23,558

Note 17. Related Parties

The following is a summary of certain agreements and transactions between or among us and certain related parties. Management reviews these transactions as they occur and monitors them for compliance with our Code of Conduct, internal procedures and applicable legal requirements. The Audit Committee reviews and ratifies such transactions annually, or as they are more frequently brought to the attention of the Audit Committee by our Director of Internal Audit, General Counsel or other members of Management.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

A number of the businesses acquired by us are located in properties owned indirectly by and leased from persons employed by us, none of whom are members of our senior management. In the aggregate, we paid approximately $3.3 million, $3.2 million and $2.7 million during the years ended December 31, 2017, 2016 and 2015, respectively, under such leases.

Rick L. Burdick, a lead director of CBIZ, is a partner of Akin Gump Strauss Hauer & Feld LLP (“Akin Gump”). Akin Gump performed legal work for us during the years ended December 31, 2017, 2016 and 2015 for which we paid approximately $0.2 million, $0.1 million and $0.2 million, respectively.

We maintain joint-referral relationships and administrative service agreements with independent licensed CPA firms under which we provide administrative services in exchange for a fee. Fees earned by us under the ASAs are recorded as “Revenue” (at net realizable value) in the accompanying Consolidated Statements of Comprehensive Income and were approximately $156.4 million in 2017, $144.8 million in 2016 and $137.5 million in 2015. These firms are owned by licensed CPAs who are employed by our subsidiaries and provide audit and attest services to clients including our clients. The CPA firms with which we maintain administrative service agreements operate as limited liability companies, limited liability partnerships or professional corporations. The firms are separate legal entities with separate governing bodies and officers. We have no ownership interest in any of these CPA firms, and neither the existence of the administrative service agreements nor the providing of services thereunder is intended to constitute control of the CPA firms by us. CBIZ and the CPA firms maintain their own respective liability and risk of loss in connection with performance of each of its respective services, and we do not believe that our arrangements with these CPA firms result in additional risk of loss.

Note 18. Acquisitions

2017

During the year ended December 31, 2017, we acquired substantially all of the assets of four businesses; Pacific Coastal Pension and Insurance Services, Inc. (“Pacific Coastal”), CMF Associates, LLC (“CMF”), Slaton Insurance (“Slaton”) and the non-attest business of McKay & Carnahan, Inc. (“McKay”). Aggregate consideration for such acquisitions was approximately $24.2 million in cash, $2 million in our common stock and $19.3 million in contingent consideration.

Under the terms of the acquisition agreements, a portion of the purchase price is contingent on future performance of the businesses acquired. The maximum potential undiscounted amount of all future payments that we could be required to make under the contingent arrangements is $20.3 million. We are required to record the fair value of this obligation at the acquisition date which was determined to be $19.3 million, of which $6.3 million was recorded in “Contingent purchase price liability — current” and $13 million was recorded in “Contingent purchase price liability — non-current” in the accompanying Consolidated Balance Sheets at December 31, 2017. Refer to Note 6, Fair Value Measurements, for additional information regarding contingent purchase price liability fair value and fair value adjustments.

First Quarter 2017 - The acquisition of Pacific Coastal, located in Morgan Hill, California, was effective February 1, 2017. Pacific Coastal provides defined contribution third party administrative and consulting services. Operating results are reported in the Benefits and Insurance practice group.

Second Quarter 2017 - The acquisition of CMF, located in Philadelphia, Pennsylvania, was effective June 1, 2017. CMF provides various financial consulting, executive search and deal origination services. Operating results for CMF are reported in the Financial Services practice group. The acquisition of Slaton, located in West Palm Beach, Florida, was effective June 1, 2017. Slaton is a full service insurance brokerage firm offering clients a complete line of services including commercial lines, risk management and employee benefits. Operating results are reported in the Benefits and Insurance practice group.

Fourth Quarter 2017 - The acquisition of McKay, located in Newport Beach, California, was effective December 1, 2017. McKay is a full service accounting, tax, compliance and financial consulting firm. Operating results are reported in the Financial Services practice group.

Annualized revenue for these acquisitions is estimated to be approximately $25.7 million. Pro forma results of operations have not been presented because the effects of these acquisitions, individually and in aggregate, were not material to our “Income from continuing operations before income taxes.”

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

2016

During the year ended December 31, 2016, we acquired substantially all of the assets of six businesses; the non-attest business of Millimaki Eggert, L.L.P. (“Millimaki”), The Savitz Organization (“Savitz”), Flex-Pay Business Services, Inc. (Flex-Pay”), Ed Jacobs & Associates, Inc. (“Ed Jacobs”), Actuarial Consultants, Inc. (“ACI”) and the non-attest business of the Seff Group, P.C. (“Seff”). Aggregate consideration for such acquisitions was approximately $40 million in cash, $2.1 million in our common stock, and $21.1 million in contingent consideration.

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

First Quarter 2016 - The acquisition of Millimaki, located in San Diego, California, was effective January 1, 2016. Millimaki provides professional tax, accounting, and financial services, with a specialty niche practice in the real estate sector, to closely held businesses, their owners, and mid-to-high net worth individuals. Operating results are reported in the Financial Services practice group.

Second Quarter 2016 - The acquisition of Savitz, headquartered in Philadelphia, Pennsylvania, with offices in Atlanta, Georgia, and Newton, Massachusetts, was effective April 1, 2016. Savitz is an employee retirement and health and welfare benefits firm that provides actuarial, consulting and administration outsourcing services. The acquisition of Flex-Pay, located in Winston-Salem, North Carolina, was effective June 1, 2016. Flex-Pay provides payroll processing, Affordable Care Act fulfillment, and human resource solutions to more than 3,600 clients primarily in the Southeast. Operating results for both Savitz and Flex-Pay are reported in the Benefit and Insurance Services practice group.

Third Quarter 2016 - The acquisition of Ed Jacobs, an employee benefits consulting business located in Cleveland, Tennessee, was effective July 1, 2016. Operating results are reported in the Benefit and Insurance Services practice group.

Fourth Quarter 2016 - The acquisition of ACI, based in Torrance, California, was effective November 1, 2016. ACI provides design, consultation and administration of 401(k) plans, profit-sharing plans, nonqualified plan administration and traditional defined benefit plans. Operating results are reported in the Benefit and Insurance Services practice group. The acquisition of Seff, a full service accounting, tax, compliance and financial consulting firm located in Denver, Colorado, was effective November 1, 2016. Operating results attributable to Seff are reported in the Financial Services practice group.

Annualized revenue for these acquisitions is estimated to be approximately $41.2 million. Pro forma results of operations have not been presented because the effects of these acquisitions, individually and in aggregate, were not material to our “Income from continuing operations before income taxes.”

2015

During the year ended December 31, 2015, we acquired substantially all of the assets of three businesses; Model Consulting, Inc. (“Model”), Pension Resource Group, Inc. (“PRG”) and Cottonwood Group, Inc. (“Cottonwood”). Aggregate consideration for these acquisitions consisted of approximately $10.5 million in cash, $1.4 million in our common stock, and $8.5 million in contingent consideration.

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

First Quarter 2015 - The acquisition of Model, located in Trevose, Pennsylvania, was effective March 1, 2015. Model provides employee benefit consulting services to mid-sized companies in the Philadelphia and Southern New Jersey markets. Operating results are reported in the Benefit and Insurance Services practice group.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Fourth Quarter 2015 - The acquisition of PRG, located in Woodstock, Georgia, was effective October 1, 2015. PRG provides pension administration solutions including defined benefit administration, data warehousing, benefit communication, compensation statement and human capital services to clients ranging in size from 500 to over 60,000 participants. The acquisition of Cottonwood, located in Overland Park, Kansas, was effective December 1, 2015. Cottonwood provides pension plan consulting, actuarial and investment services for institutional pension plans, retirement funds, endowment funds and foundations. Operating results for both PRG and Cottonwood are reported in the Benefits and Insurance Services practice group.

Annualized revenue for these acquisitions is estimated to be approximately $12.1 million. Pro forma results of operations have not been presented because the effects of these acquisitions, individually and in aggregate, were not material to our “Income from continuing operations before income taxes.”

The following table summarizes the amounts of identifiable assets acquired, liabilities assumed and aggregate purchase price for the acquisitions in 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Cash	$843	$10	—
Accounts receivable, net	4,338	6,649	1,501
Funds held for clients	—	37,230	—
Property and equipment	48	440	—
Other assets	221	294	52
Identifiable intangible assets	4,229	22,177	7,037
Accounts payable	(1,283)	—	(62)
Accrued liabilities	(3,503)	(1,133)	(1,552)
Client fund obligations	—	(37,230)	—
Total identifiable net assets	$4,893	$28,437	$6,976
Goodwill	40,587	34,803	13,471
Aggregate purchase price	$45,480	$63,240	$20,447

The goodwill of $40.6 million, $34.8 million and $13.5 million arising from the acquisitions in 2017, 2016 and 2015, respectively, consists largely of expected future earnings and cash flows from the existing management team, as well as the synergies created by the integration of the new businesses within the CBIZ organization, including cross-selling opportunities expected with our Financial Services group and the Benefit and Insurance Services group, to help strengthen our existing service offerings and expand our market position. All of the goodwill is deductible for income tax purposes for 2017, 2016 and 2015.

Client Lists

In 2017, we purchased two client lists, one of which is recorded in the Financial Services practice group and one of which is reported in the Benefit and Insurance Services practice group. Total consideration for these client lists was less than $0.1 million in cash paid at closing and an additional $1.4 million which is contingent upon future financial performance of the client list.

We purchased seven client lists in 2016, one of which is recorded in the Financial Services practice group and six of which are reported in the Benefit and Insurance Services practice group. Total consideration for these client lists was $1.2 million cash paid at closing and an additional $1.2 million in guaranteed future consideration, and $1.5 million which is contingent upon future financial performance of the client list.

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

Contingent Earnouts for Previous Acquisitions

Under the terms of the acquisition agreements, we pay cash consideration and issue shares of our common stock as contingent earnout for previous acquisitions. In 2017, 2016 and 2015, we paid cash of $9.8 million, $7.1 million and $12 million, respectively, and issued shares of our common stock of approximately 0.3 million shares, 0.4 million shares and 0.3 million shares, respectively.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Change in Contingent Purchase Price Liability for Previous Acquisitions

In accordance with FASB ASC Topic 805, “Business Combinations”, we are required to evaluate in subsequent reporting periods the fair value of contingent consideration related to previous acquisitions. We decreased the fair value of the contingent purchase price liability related to prior acquisitions in 2017, by $1.5 million, due to lower than originally projected future results of the acquired businesses. In 2016 and 2015, we decreased the fair value of the contingent purchase price liability by $1.3 million and $2.9 million, respectively. These decreases are included as income in “Other income, net” in the accompanying Consolidated Statements of Comprehensive Income. For further discussion on contingent purchase price liabilities, refer to Note 6, Fair Value Measurements, to the accompanying consolidated financial statements.

Note 19. Discontinued Operations and Divestitures

We divest (through sale or closure) business operations that do not contribute to our long-term objectives for growth, or that are not complementary to our target service offerings and markets. Divestitures are classified as discontinued operations provided they meet the criteria as provided in FASB ASC Topic 205 “Presentation of Financial Statements — Discontinued Operations.” Discontinued operations primarily consist of two small businesses under the Financial Services segment that were sold in 2015. Divested operations and assets that do not qualify for treatment as discontinued operations under GAAP are recorded as “Gain on sale of operations, net” in the accompanying Consolidated Statements of Comprehensive Income.

Summarized financial information for discontinued operations is shown below (in thousands):

	2017	2016	2015
Revenue	$—	$—	$6,248
Loss from operations of discontinued operations before income tax expense	$(1,092)	$(917)	$(3,518)
Income tax benefit	(437)	(375)	(1,195)
Loss from operations of discontinued operations, net of tax	$(655)	$(542)	$(2,323)

Gain on disposal of discontinued operations, before income tax expense	$—	$—	$1,510
Income tax expense	—	—	83
Gain on disposal of discontinued operations, net of tax	$—	$—	$1,427

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 20. Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2017 and 2016 (in thousands, except per share amounts).

	2017
	March 31,	June 30,	September 30,	December 31,
Revenue	$241,459	$211,016	$207,723	$195,142
Operating expenses	192,766	188,120	184,723	189,975
Gross margin	48,693	22,896	23,000	5,167
Corporate general and administrative expenses	8,768	9,232	7,979	7,316
Operating income (loss)	39,925	13,664	15,021	(2,149)
Other income:
Interest expense	(1,517)	(1,692)	(1,777)	(1,689)
Gain on sale of operations, net	22	23	-	-
Other income, net	2,737	3,764	2,792	5,196
Total other income, net	1,242	2,095	1,015	3,507
Income from continuing operations before income tax expense	41,167	15,759	16,036	1,358
Income tax expense (benefit)	16,141	4,343	6,172	(3,368)
Income from continuing operations	25,026	11,416	9,864	4,726
(Loss) gain from operations of discontinued operations, net of tax	(152)	(418)	(206)	121
Net income	$24,874	$10,998	$9,658	$4,847
Earnings (loss) per share:
Basic:
Continuing operations	$0.47	$0.21	$0.18	$0.09
Discontinued operations	—	(0.01)	—	—
Net income	$0.47	$0.20	$0.18	$0.09
Diluted:
Continuing operations	$0.45	$0.20	$0.18	$0.08
Discontinued operations	—	(0.01)	—	—
Net income	$0.45	$0.19	$0.18	$0.08
Basic weighted average common shares	53,293	53,968	54,142	54,034
Diluted weighted average common shares	55,214	55,831	55,827	55,822

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	2016
	March 31,	June 30,	September 30,	December 31,
Revenue	$224,238	$197,015	$199,794	$178,785
Operating expenses	178,117	173,996	174,069	171,544
Gross margin	46,121	23,019	25,725	7,241
Corporate general and administrative expenses	10,245	8,346	8,679	9,049
Operating income (loss)	35,876	14,673	17,046	(1,808)
Other income (expense):
Interest expense	(1,526)	(1,733)	(1,760)	(1,574)
Gain on sale of operations, net	101	50	329	375
Other income, net	2,147	703	2,632	1,475
Total other income (expense), net	722	(980)	1,201	276
Income (loss) from continuing operations before income tax expense (benefit)	36,598	13,693	18,247	(1,532)
Income tax expense (benefit)	14,800	5,306	7,260	(967)
Income (loss) from continuing operations	21,798	8,387	10,987	(565)
Loss from operations of discontinued operations, net of tax	(30)	(258)	(133)	(121)
Net income (loss)	$21,768	$8,129	$10,854	$(686)
Earnings (loss) per share:
Basic:
Continuing operations	$0.42	$0.16	$0.21	$(0.01)
Discontinued operations	—	—	—	—
Net income (loss)	$0.42	$0.16	$0.21	$(0.01)
Diluted:
Continuing operations	$0.41	$0.16	$0.20	$(0.01)
Discontinued operations	—	—	—	—
Net income (loss)	$0.41	$0.16	$0.20	$(0.01)
Basic weighted average common shares	51,572	52,031	52,648	53,019
Diluted weighted average common shares	52,745	53,079	53,846	53,019

Note 21. Segment Disclosures

Our business units have been aggregated into three practice groups: (i) Financial Services, (ii) Benefits and Insurance Services and (iii) National Practices, based on the following factors: similarity of the products and services provided to clients, similarity of the regulatory environment and similarity of economic conditions affecting long-term performance. The business units are managed along these segment lines. A general description of services provided by practice group is provided in the table below.

Financial Services	Benefits and Insurance Services	National Practices
• Accounting and Tax	• Group Health Benefits Consulting	• Managed Networking and Hardware Services
• Government Healthcare Consulting • Financial Advisory	• Payroll • Property & Casualty	• Healthcare Consulting
• Valuation	• Retirement Plan Services
• Risk & Advisory Services

Corporate and Other

Included in Corporate and Other are operating expenses that are not directly allocated to the individual business units. These expenses are primarily comprised of certain healthcare costs, gains or losses attributable to assets held in our non-qualified deferred compensation plan, share-based compensation, consolidation and integration charges, certain professional fees, certain advertising costs and other various expenses.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Upon consolidation, intercompany accounts and transactions are eliminated, thus inter-segment revenue is not included in the measure of profit or loss for the practice groups. Performance of the practice groups is evaluated on operating income excluding those costs listed above, which are reported in the “Corporate and Other” segment.

We operate in the United States and Canada and revenue generated from such operations during the years ended December 31, 2017, 2016 and 2015 was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
United States	$853,802	$798,420	$748,971
Canada	1,538	1,412	1,451
Total revenue	$855,340	$799,832	$750,422

There is no one customer that represents a significant portion of our revenue.

Segment information for the years ended December 31, 2017, 2016 and 2015 is presented below (in thousands). We do not manage our assets on a segment basis, therefore segment assets are not presented below.

	For the Year Ended December 31, 2017
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$540,315	$283,909	$31,116	$—	$855,340
Operating expenses	468,089	236,317	28,382	22,796	755,584
Gross margin	72,226	47,592	2,734	(22,796)	99,756
Corporate general and administrative expenses	—	—	—	33,295	33,295
Operating income (loss)	72,226	47,592	2,734	(56,091)	66,461
Other income (expense):
Interest expense	—	(36)	—	(6,639)	(6,675)
Gain on sale of operations, net	—	—	—	45	45
Other income (expense), net	158	442	(8)	13,897	14,489
Total other income (expense)	158	406	(8)	7,303	7,859
Income (loss) from continuing operations before income tax expense	$72,384	$47,998	$2,726	$(48,788)	$74,320

	For the Year Ended December 31, 2016
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$501,307	$267,606	$30,919	$—	$799,832
Operating expenses	432,254	223,487	27,697	14,288	697,726
Gross margin	69,053	44,119	3,222	(14,288)	102,106
Corporate general and administrative expenses	—	—	—	36,319	36,319
Operating income (loss)	69,053	44,119	3,222	(50,607)	65,787
Other income (expense):
Interest expense	—	(39)	—	(6,554)	(6,593)
Gain on sale of operations, net	—	—	—	855	855
Other income, net	209	367	3	6,378	6,957
Total other income	209	328	3	679	1,219
Income (loss) from continuing operations before income tax expense	$69,262	$44,447	$3,225	$(49,928)	$67,006

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	For the Year Ended December 31, 2015
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$476,396	$244,493	$29,533	$—	$750,422
Operating expenses (1)	411,325	202,138	26,417	12,511	652,391
Gross margin	65,071	42,355	3,116	(12,511)	98,031
Corporate general and administrative expenses (1)	—	—	—	32,527	32,527
Operating income (loss)	65,071	42,355	3,116	(45,038)	65,504
Other income (expense):
Interest expense	—	(35)	—	(8,867)	(8,902)
Gain on sale of operations, net	—	—	—	84	84
Other (expense) income, net (1)	(147)	467	4	822	1,146
Total other (expense) income	(147)	432	4	(7,961)	(7,672)
Income (loss) from continuing operations before income tax expense	$64,924	$42,787	$3,120	$(52,999)	$57,832

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

Note 22. Subsequent Events

Subsequent to December 31, 2017 up to the date of this filing, we repurchased approximately 25 thousand shares in the open market at a total cost of approximately $0.4 million under our current Rule 10b5-1 trading plan, which allows us to repurchase shares below a predetermined price per share.

On February 8, 2018, our Board of Directors authorized the continuation of the Share Repurchase Program, which has been renewed annually for the past fourteen years. It is effective beginning April 1, 2018, to which the amount of shares to be purchased will be reset to 5 million, and expires one year from the respective effective date. This authorization allows us to purchase shares of our common stock (i) in the open market, (ii) in privately negotiated transactions, or (iii) under Rule 10b5-1 trading plans. Privately negotiated transactions may include purchases from our employees, Officers and Directors, in accordance with SEC rules. Rule 10b5-1 trading plans allow for repurchases during periods when we would not normally be active in the trading market due to regulatory restrictions. The Share Repurchase Program does not obligate us to acquire any specific number of shares and may be suspended at any time. At December 31, 2017, the current program had approximately 3.8 million remaining shares of our common stock that may yet still be purchased through the March 31, 2018 expiration date.

Effective February 1, 2018, we acquired Laurus Transaction Advisors, L.L.C. (“Laurus”). Located in Denver, Colorado,Laurus provides buy-side and sell-side financial and accounting due diligence services for merger and acquisition transactions to private equity groups as well as public and private companies. Laurus recorded $5.6 million in revenue in 2017, and will be integrated into our current Transaction Advisory Services group.