Form 10-Q
period 2018-03-31
CBIZ, Inc.
filed 2018-05-02
CIK 944148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Not Applicable

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at April 30, 2018
Common Stock, par value $0.01 per share	55,075,132

CBIZ, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$295	$424
Restricted cash	29,773	32,985
Accounts receivable, net	261,336	188,300
Income taxes refundable/receivable	—	813
Other current assets	24,503	22,539
Current assets before funds held for clients	315,907	245,061
Funds held for clients	147,655	203,112
Total current assets	463,562	448,173
Non-current assets:
Property and equipment, net	27,318	26,081
Goodwill and other intangible assets, net	631,956	613,206
Assets of deferred compensation plan	86,581	85,589
Notes receivable	909	620
Other non-current assets	4,027	2,562
Total non-current assets	750,791	728,058
Total assets	$1,214,353	$1,176,231
LIABILITIES
Current liabilities:
Accounts payable	$63,157	$51,375
Income taxes payable	13,586	—
Accrued personnel costs	30,790	45,264
Notes payable	1,743	1,861
Contingent purchase price liability	16,293	15,151
Other current liabilities	14,118	17,013
Current liabilities before client fund obligations	139,687	130,664
Client fund obligations	148,654	203,582
Total current liabilities	288,341	334,246
Non-current liabilities:
Bank debt	214,700	178,500
Debt issuance costs	(698)	(828)
Total long-term debt	214,002	177,672
Notes payable	1,824	2,164
Income taxes payable	4,555	4,454
Deferred income taxes, net	2,791	3,339
Deferred compensation plan obligations	86,581	85,589
Contingent purchase price liability	28,331	22,423
Other non-current liabilities	16,312	15,465
Total non-current liabilities	354,396	311,106
Total liabilities	642,737	645,352
STOCKHOLDERS' EQUITY
Common stock	1,305	1,301
Additional paid in capital	679,208	675,504
Retained earnings	382,775	345,302
Treasury stock	(491,604)	(491,046)
Accumulated other comprehensive loss	(68)	(182)
Total stockholders’ equity	571,616	530,879
Total liabilities and stockholders’ equity	$1,214,353	$1,176,231

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017
Revenue	$266,090	$241,459
Operating expenses	204,750	192,766
Gross margin	61,340	48,693
Corporate general and administrative expenses	10,028	8,768
Operating income	51,312	39,925
Other (expense) income:
Interest expense	(1,780)	(1,517)
Gain on sale of operations, net	663	22
Other (expense) income, net	(1,229)	2,737
Total other (expense) income, net	(2,346)	1,242
Income from continuing operations before income tax expense	48,966	41,167
Income tax expense	13,156	16,141
Income from continuing operations	35,810	25,026
Gain (loss) from discontinued operations, net of tax	41	(152)
Net income	$35,851	$24,874
Earnings per share:
Basic:
Continuing operations	$0.66	$0.47
Discontinued operations	—	—
Net income	$0.66	$0.47
Diluted:
Continuing operations	$0.64	$0.45
Discontinued operations	—	—
Net income	$0.64	$0.45
Basic weighted average shares outstanding	54,071	53,293
Diluted weighted average shares outstanding	55,924	55,214
Comprehensive income:
Net income	$35,851	$24,874
Other comprehensive income, net of tax	114	180
Comprehensive income	$35,965	$25,054

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

							Accumulated
	Issued			Additional			Other
	Common	Treasury	Common	Paid-In	Retained	Treasury	Comprehensive
	Shares	Shares	Stock	Capital	Earnings	Stock	Loss	Totals
December 31, 2017	130,075	75,484	$1,301	$675,504	$345,302	$(491,046)	$(182)	$530,879
Cumulative-effect adjustment (Note 2)	—	—	—	—	1,622	—	—	1,622
Adjusted balance at January 1, 2018	130,075	75,484	$1,301	$675,504	$346,924	$(491,046)	$(182)	$532,501
Net income	—	—	—	—	35,851	—	—	35,851
Other comprehensive income	—	—	—	—	—	—	114	114
Share repurchases	—	31	—	—	—	(558)	—	(558)
Stock options exercised	339	—	4	2,267	—	—	—	2,271
Share-based compensation	56	—	—	1,437	—	—	—	1,437
March 31, 2018	130,470	75,515	$1,305	$679,208	$382,775	$(491,604)	$(68)	$571,616

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net income	$35,851	$24,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	5,775	5,641
Bad debt expense, net of recoveries	1,766	734
Adjustment to contingent earnout liability	1,609	616
Other	(1,244)	195
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(64,111)	(46,077)
Other assets	(2,571)	1,088
Accounts payable	5,501	1,285
Income taxes payable	15,413	17,837
Accrued personnel costs	(15,262)	(18,800)
Other liabilities	(3,366)	(1,767)
Operating cash flows used in continuing operations	(20,639)	(14,374)
Operating cash flows provided by (used in) discontinued operations	139	(118)
Net cash used in operating activities	(20,500)	(14,492)
Cash flows from investing activities:
Business acquisitions and purchases of client lists, net of cash acquired	(15,568)	(4,344)
Purchases of client fund investments	(6,170)	(10,418)
Proceeds from the sales and maturities of client fund investments	3,345	3,425
Increase in funds held for clients	57,827	61,922
Additions to property and equipment	(2,641)	(1,760)
Other	662	22
Net provided by investing activities	37,455	48,847
Cash flows from financing activities:
Proceeds from bank debt	274,900	139,700
Payment of bank debt	(238,700)	(118,400)
Payment for acquisition of treasury stock	(558)	(2,271)
Decrease in client funds obligations	(54,928)	(54,802)
Proceeds from exercise of stock options	2,271	2,453
Payment of contingent consideration of acquisitions	(3,223)	(3,231)
Other	(58)	(103)
Net cash used in financing activities	(20,296)	(36,654)
Net decrease in cash, cash equivalents and restricted cash	(3,341)	(2,299)
Cash, cash equivalents and restricted cash at beginning of year	33,409	31,374
Cash, cash equivalents and restricted cash at end of period	$30,068	$29,075

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business: CBIZ, Inc. is a diversified services company which, acting through its subsidiaries, has been providing professional business services since 1996, primarily to small and medium-sized businesses, as well as individuals, governmental entities, and not-for-profit enterprises throughout the United States and parts of Canada. CBIZ, Inc. manages and reports its operations along three practice groups; Financial Services, Benefits and Insurance Services and National Practices. A further description of products and services offered by each of the practice groups is provided in Note 16, Segment Disclosures, to the accompanying consolidated financial statements.

Basis of Consolidation: The accompanying unaudited condensed consolidated financial statements include the operations of CBIZ, Inc. and all of its wholly-owned subsidiaries (“CBIZ”, the “Company”, “we”, “us”, or “our”), after elimination of all intercompany balances and transactions. These condensed consolidated financial statements do not reflect the operations or accounts of variable interest entities as the impact is not material to the financial condition, results of operations or cash flows of CBIZ.

Unaudited Interim Financial Statements: The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

In our opinion, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2018.

Use of Estimates: The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Changes in circumstances could cause actual results to differ materially from these estimates.

Changes in Accounting Policies: We have consistently applied the accounting policies for the periods presented as described in Note 1, Basis of Presentation and Significant Accounting Policies, to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Effective January 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2015-14, “Revenue from Contracts with Customers” (“Topic 606”). As a result, we have changed our accounting policy for revenue recognition as described below in Note 2, New Accounting Pronouncements.

NOTE 2. New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) is the sole source of authoritative GAAP other than the SEC issued rules and regulations that apply only to SEC registrants. The FASB issues an accounting standard to communicate changes to the FASB codification. We assess and review the impact of all accounting standards. Any accounting standards not listed below were reviewed and determined to be either not applicable or are not expected to have a material impact on the consolidated financial statements.

Accounting Standards Adopted in 2018

Modification Accounting for Share-Based Payment Awards: Effective January 1, 2018, we adopted ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting.” The new standard clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. Modification accounting is required if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. We typically do not change either the terms or conditions of share-based payment awards once they are granted; therefore, this new guidance had no impact on our consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Restricted Cash - Statement of Cash Flows: Effective January 1, 2018, we adopted ASU No. 2016-18, “Statement of Cash Flows (Topic 230).” The new standard requires that the reconciliation of the beginning and end of period cash amounts shown in the statement of cash flows include restricted cash. When restricted cash is presented separately from cash and cash equivalents on the balance sheet, a reconciliation is required between the amounts presented on the statement of cash flows and the balance sheet, as well as a disclosure of information about the nature of the restrictions. The adoption of this new standard resulted in a $3.2 million decrease and $1.2 million increase in cash used in operating activities for the first quarter of 2018 and 2017.

Restricted cash consists of funds held by us in relation to our capital and investment advisory services as those funds are restricted in accordance with applicable Financial Industry Regulatory Authority regulations. Restricted cash also consists of funds on deposit from clients in connection with the pass-through of insurance premiums to the carrier with the related liability for these funds is recorded in “Accounts payable” in the accompanying Consolidated Balance Sheets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported in the accompanying Consolidated Balance Sheets that sum to the total of the same such amount shown in the accompanying Consolidated Statements of Cash Flows (in thousands):

	March 31,	March 31,
	2018	2017
Cash and cash equivalents	$295	$2,424
Restricted cash	29,773	26,651
Total cash, cash equivalents and restricted cash	$30,068	$29,075

Statement of Cash Flows: Effective January 1, 2018, we adopted ASU No. 2016-15, “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments.” The new standard provides guidance on eight specific cash flow issues. The eight specific cash flow issues were not applicable to us under our current practice.

Revenue from Contracts with Customers: Effective January 1, 2018, we adopted Topic 606 using the modified retrospective transition method.  We recognized the cumulative effect of initially applying the new standard as an adjustment directly to the opening balance of “Retained earnings” at January 1, 2018. The comparative information has not been restated and continues to be reported under the legacy standard.

We evaluate our revenue contracts with customers based on the five-step model under Topic 606; (i) identify the contract with the customer; (ii) identify the performance obligation in the contract; (iii) determine the contract price; (iv) allocate the transaction price; and (v) recognize revenue (or as) each performance obligation is satisfied. If we determine that a contract with enforceable rights and obligations does not exist, revenues are deferred until all criteria for an enforceable contract are met.

Revenue recognition is consistent under both the legacy standard and Topic 606 for the majority of our revenue streams, with the exception of two business units within our Benefits and Insurance Services practice group. The revenue recognition policies in our Benefits and Insurance Services practice group have been modified under the new standard.

•

In our Property and Casualty business unit, commission revenue under agency billing arrangements (we bill the insured, collect the funds and remit the premium to the insurance carrier less our commissions) was previously recognized as of the later of the effective date of the insurance policy or the date billed to the customer. We now recognize the commission revenue on the effective date of the insurance policy.

Also in our Property and Casualty business unit, commission revenue under direct billing arrangements (the insurance carrier bills the insured directly and remits the commissions to us) was previously recognized when the data necessary from the carriers was available, whereas now we recognize the commission revenue on the effective date of the insurance policy.

•

In our Retirement Plan Services business unit, certain defined benefit administration arrangements charge new clients an initial, non-refundable, set-up fee as part of a multi-year service agreement. Previously, these fees were recognized over the initial set up period, whereas now we defer the set-up fees and associated costs and recognize them over the life of the contract or the expected customer relationship, whichever is longer.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet was as follows (in thousands):

	Balance at		Balance at
	December 31,	Adjustments due to	January 1,
Balance Sheet	2017	Topic 606	2018
ASSETS
Accounts receivable, net	$188,300	$9,446	$197,746
Other current assets	259,873	80	259,953
Other non-current assets	728,058	728	728,786
Total assets	$1,176,231	$10,254	$1,186,485
LIABILITIES
Accounts payable	51,375	6,281	57,656
Accrued personnel costs	45,264	595	45,859
Other current liabilities	237,607	113	237,720
Deferred income taxes, net	3,339	631	3,970
Other non-current liabilities	307,767	1,012	308,779
Total liabilities	645,352	8,632	653,984
STOCKHOLDERS' EQUITY
Retained earnings	345,302	1,622	346,924
Other stockholders' equity	185,577	—	185,577
Total stockholders' equity	530,879	1,622	532,501
Total liabilities and stockholders' equity	$1,176,231	$10,254	$1,186,485

The following tables summarize the impact of adopting Topic 606 on our consolidated financial statements for the first quarter of 2018 (in thousands):

			Balances without
First Quarter 2018 Balance Sheet	As reported	Adjustments	adoption of Topic 606
ASSETS
Accounts receivable, net	$261,336	$(12,623)	$248,713
Other current assets	202,226	(80)	202,146
Other non-current assets	750,791	(707)	750,084
Total assets	$1,214,353	$(13,410)	$1,200,943
LIABILITIES
Accounts payable	$63,157	$(8,990)	$54,167
Accrued personnel costs	30,790	(646)	30,144
Other current liabilities	194,394	(115)	194,279
Deferred income taxes, net	2,791	(745)	2,046
Other non-current liabilities	351,605	(981)	350,624
Total liabilities	642,737	(11,477)	631,260
STOCKHOLDERS' EQUITY
Retained earnings	382,775	(1,933)	380,842
Other stockholders' equity	188,841	—	188,841
Total shareholders' equity	571,616	(1,933)	569,683
Total liabilities and stockholders' equity	$1,214,353	$(13,410)	$1,200,943

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

			Balances without
First Quarter 2018 Income Statement	As reported	Adjustments	adoption of Topic 606
Revenue	$266,090	$(498)	$265,592
Operating expenses	204,750	(73)	204,677
Gross margin	61,340	(425)	60,915
Corporate general and administrative expenses	10,028	—	10,028
Operating income	51,312	(425)	50,887
Other (expense) income:
Interest expense	(1,780)	—	(1,780)
Gain on sale of operations, net	663	—	663
Other expense, net	(1,229)	—	(1,229)
Total other expense, net	(2,346)	—	(2,346)
Income from continuing operations before income tax expense	48,966	(425)	48,541
Income tax expense	13,156	(114)	13,042
Income from continuing operations	35,810	(311)	35,499
Gain from discontinued operations, net of tax	41	—	41
Net income	$35,851	$(311)	$35,540

			Balances without
First Quarter 2018 Cash Flow Statement	As reported	Adjustments	adoption of Topic 606
Cash flows from operating activities:
Net income	$35,851	$(311)	$35,540
Adjustments to reconcile net income to net cash provided by operating activities:	7,906	—	7,906
Changes in assets and liabilities, net of acquisitions and divestitures:			—
Accounts receivable, net	(64,111)	3,177	(60,934)
Other assets	(2,571)	(22)	(2,593)
Accounts payable	5,501	(2,708)	2,793
Accrued personnel costs	(15,262)	(51)	(15,313)
Other liabilities	(3,366)	(85)	(3,451)
Other	15,413	—	15,413
Operating cash flows used in continuing operations	(20,639)	—	(20,639)
Operating cash flows provided by discontinued operations	139	—	139
Net cash used in operating activities	(20,500)	—	(20,500)
Net provided by investing activities	37,455	—	37,455
Net cash used in financing activities	(20,296)	—	(20,296)
Net decrease in cash, cash equivalents and restricted cash	(3,341)	—	(3,341)
Cash, cash equivalents and restricted cash at beginning of year	33,409	—	33,409
Cash, cash equivalents and restricted cash at end of period	$30,068	—	$30,068

Accounting Standards Not Yet Adopted

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income: In February 2018, the FASB issued ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220)” which allows the reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods, with early adoption permitted. We do not expect this guidance to have a material impact on our consolidated financial position or results of operations.

Derivatives and Hedging: In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities.” The new standard improves and simplifies accounting rules for hedge accounting to better present the economic results of an entity’s risk management activities in its financial statements and improves the disclosures of hedging arrangements. Additionally, it simplifies the hedge documentation and effectiveness assessment requirements. The updated guidance is effective for us beginning January 1, 2019. We do not expect this guidance to have a material impact on our consolidated financial position or results of operations.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Leases: In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) which supersedes ASC Topic 840, “Leases.” The new standard is intended to increase transparency and comparability among organizations relating to leases and will require enhanced disclosures about our leasing arrangements. Under the new guidance, lessees will be required to recognize a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. The FASB retained a dual model for lease classification, requiring leases to be classified as either operating or finance leases to determine recognition in the income statement and statements of cash flows; however, substantially all leases will be required to be recognized on the balance sheet. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern.

ASU 2016-02 is effective for us beginning on January 1, 2019, with early adoption permitted. The new standard requires a “modified retrospective” adoption, meaning the standard is applied to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We will adopt the standard on January 1, 2019 and apply the package of practical expedients available to us upon adoption. We are currently evaluating the impact of this new guidance on our consolidated financial statements by analyzing the key lease agreement terms for all lease agreements. As outlined in Note 10, Lease Commitments, to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, we have approximately $200 million in future minimum cash commitments under operating leases. We expect the adoption of ASU 2016-02 to have a material effect on our consolidated balance sheet, but we do not expect this new guidance to have a material impact on our results of operations, our liquidity or our debt covenant compliance under our current credit agreements.

Note 3. Revenue

In accordance with the new revenue recognition standard requirements, the following table disaggregates our revenue by source (in thousands):

	Three Months Ended March 31, 2018
	Financial	Benefits &	National
	Services	Insurance	Practices	Consolidated
Accounting, tax, advisory and consulting	$180,603	$—	$—	$180,603
Core Benefits and Insurance	—	74,122	—	74,122
Non-core Benefits and Insurance	—	3,208	—	3,208
Managed networking, hardware services	—	—	5,958	5,958
National Practices consulting	—	—	1,969	1,969
Other	—	—	230	230
Total revenue	$180,603	$77,330	$8,157	$266,090

Financial Services

Revenue primarily consists of professional service fees derived from traditional accounting services, tax return preparation, administrative services, financial and risk advisory, consulting and valuation services. Clients are billed for these services based upon a fixed-fee, an hourly rate, or an outcome-based fee. Time related to the performance of all services is maintained in a time and billing system.

Revenue for fixed-fee arrangements is recognized over time with the performance obligation measured in hours worked and anticipated realization. Time and expense arrangement revenue is recognized over time with progress measured towards completion with value being transferred through our hourly fee arrangement at expected net realizable rates per hour, plus agreed-upon out-of-pocket expenses (in accordance with practical expedient ASC 606-10-55-18). The cumulative impact on any subsequent revision in the estimated realizable value of unbilled fees for a particular client project is reflected in the period in which the change becomes known. Outcome-based arrangement revenue is fully constrained and recognized when the constraint is lifted at a point in time when the value is determined and verified by a third party.

Benefits and Insurance

Core Benefits and Insurance consists of group health benefits consulting, property and casualty, retirement plan services and payroll processing services. Revenue consists primarily of fee income for administering health and retirement plans and brokerage and agency commissions. Revenue also includes investment income related to

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

client payroll funds that are held in CBIZ accounts, as is industry practice. Under the new revenue recognition standard, the cost to obtain a contract must be capitalized unless the contract period is one year or less. We have applied a practical expedient related to commissions paid internally and continue to expense the commissions as incurred since the majority of our contract periods are one year or less.

Revenue related to group health benefits consulting consists of (i) commissions, (ii) fee income which can be fixed or variable based on a price per participant and (iii) contingent revenue.

•

Commission revenue and fee income are recognized over the contract period as these services are provided to clients continuously throughout the term of the arrangement. Our customers benefit from each month of service on its own and although volume and the number of participants may differ month to month, the obligation to perform substantially remains the same.

•

Contingent revenue arrangements are related to carrier-based performance targets. Due to the uncertainty of the outcome and the probability that a change in estimate would result in a significant reversal, we have applied a constraint on estimating revenue. Revenue will be recognized when the constraint has been lifted which is the earlier of written notification that the target has been achieved or cash collection. Contingent revenue is not a significant revenue stream to our consolidated financial position or results of operations.

Revenue related to property and casualty consists of (i) commissions and (ii) contingent revenue.

•

Commissions relating to agency billing arrangements (we bill the insured, collect the funds and forward the premium to the insurance carrier less our commission) and direct billing arrangements (the insurance carrier bills the insured directly and forwards the commission to us) are both recognized on the effective date of the policy. Commission revenue is reported net of reserves for estimated policy cancellations and terminations. The cancellation and termination reserve is based upon estimates and assumptions using historical cancellation and termination experience and other current factors to project future experience.

•

Contingent revenue arrangements related to carrier-based performance targets include claim loss experience and other factors. Due to the uncertainty of the outcome and the probability that a change in estimate would result in a significant reversal, we have applied a constraint on estimating revenue. Revenue will be recognized when the constraint has been lifted which is the earlier of written notification that the target has been achieved or cash collection. Contingent revenue is not a significant revenue stream to our consolidated financial position or results of operations

Revenue related to retirement plan services consist of advisory, third party administration, and actuarial services.

•	Advisory revenue is based on the value of assets under management with fees recognized when the quarterly data becomes available.
•

Third party administration revenue is recognized over the contract period as these services are provided to clients continuously throughout the term of the arrangement. Our clients benefit from each month of service on its own and although volume may differ month to month, the obligation to perform substantially remains the same.

•

Actuarial revenue is recognized over the contract period with performance measured in hours in relation to the expected total hours. Under certain defined benefit plan administration arrangements, we charge new clients an initial, non-refundable, set-up fee as part of a multi-year service agreement. Revenue related to the set-up fees is deferred and recognized over the life of the contract or the expected customer relationship, whichever is longer.

Revenue related to payroll processing consists of a (i) fixed fee or (ii) variable fee based on a price per employee or check processed. Revenue is recognized when the actual payroll processing occurs. Our customers benefit from each month of service on its own and although volume and the variability may differ month to month, the obligation to perform substantially remains the same.

Non-core Benefits and Insurance consists of transactional businesses that tend to fluctuate. These include life insurance, wholesale agency benefits and talent and compensation services.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

National Practices

Managed networking, hardware services revenue consists of installation, maintenance and repair of computer hardware. These services are charged to a single customer based on cost plus an agreed-upon markup percentage, which has existed since 1999.

National Practices consulting revenue is based upon a fixed fee, an hourly rate, or a percentage of savings. Revenue for fixed fee and time and expense arrangements is recognized over the performance period based upon actual hours incurred.

Transaction Price Allocated to Future Obligations

The new revenue recognition standard requires us to disclose the aggregate amount of transaction price allocated to performance obligations that have not yet been satisfied as of March 31, 2018. The guidance provides certain practical expedients that limit this requirement, including performance obligations that are part of a contract that is one year or less. Since the majority of our contracts are one year or less, we have applied this practical expedient related to quantifying remaining performance obligations.

Note 4. Accounts Receivable, Net

Accounts receivable, net balances at March 31, 2018 and December 31, 2017 were as follows (in thousands):

	March 31,	December 31,
	2018	2017
Trade accounts receivable	$173,434	$139,730
Unbilled revenue	102,952	62,397
Total accounts receivable	276,386	202,127
Allowance for doubtful accounts	(15,050)	(13,827)
Accounts receivable, net	$261,336	$188,300

Note 5. Goodwill and Other Intangible Assets, Net

The components of goodwill and other intangible assets, net at March 31, 2018 and December 31, 2017 were as follows (in thousands):

	March 31,	December 31,
	2018	2017
Goodwill	$551,367	$528,424
Intangible assets:
Client lists	176,810	177,221
Other intangible assets	9,204	8,767
Total intangible assets	186,014	185,988
Total goodwill and intangibles assets	737,381	714,412
Accumulated amortization:
Client lists	(100,990)	(97,063)
Other intangible assets	(4,435)	(4,143)
Total accumulated amortization	(105,425)	(101,206)
Goodwill and other intangible assets, net	$631,956	$613,206

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 6. Depreciation and Amortization

Depreciation and amortization expense for property and equipment and intangible assets for the three months ended March 31, 2018 and 2017 was as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Operating expenses	$5,682	$5,543
Corporate general and administrative expenses	93	98
Total depreciation and amortization expense	$5,775	$5,641

Note 7. Debt and Financing Arrangements

On April 3, 2018, we amended and restated our $400 million unsecured credit facility (the “2018 credit facility”), by and among CBIZ Operations, Inc., CBIZ, Inc., and Bank of America, N.A., as administrative agent and bank, and other participating banks. The 2018 credit facility amends the previous credit agreement (the “2014 credit facility”), dated as of July 28, 2014, as amended by the First Amendment to credit agreement, dated as of April 10, 2015, and as amended by the Second Amendment to credit agreement, dated as of November 3, 2015.

The 2018 credit facility extends the maturity date from 2019 to 2023, and continues to provide for a $400 million revolving loan commitment. The 2018 credit facility improves our borrowing margin related to leverage ratio and increases the flexibility of certain covenant baskets, as compared to the 2014 credit facility. This amendment and restatement had no impact on our consolidated financial statements.

The credit facility provides us with the capital necessary to meet our working capital needs as well as the flexibility to continue with our strategic initiatives, including business acquisitions and share repurchases. In addition to the discussion below, refer to our Annual Report on Form 10-K for the year ended December 31, 2017 for additional details of our debt and financing arrangements.

Bank Debt

The balance outstanding under the credit facility was $214.7 million and $178.5 million at March 31, 2018 and December 31, 2017, respectively.

Rates for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended
	March 31,
	2018	2017
Weighted average rates	2.98%	2.52%
Range of effective rates	2.37% - 5.00%	2.19% - 4.50%

We have approximately $175 million of available funds under the credit facility at March 31, 2018, net of outstanding letters of credit of $2.3 million. As of March 31, 2018, we were in compliance with our debt covenants.

Interest Expense

During the three months ended March 31, 2018 and 2017, interest expense was $1.8 million and $1.5 million, respectively.

Note 8. Commitments and Contingencies

Letters of Credit and Guarantees

We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits which totaled $2.3 million at both March 31, 2018 and December 31, 2017. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.5 million at both March 31, 2018 and December 31, 2017.

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

Note 9. Financial Instruments

Bonds

We held corporate and municipal bonds with par values totaling $52.3 million and $49.5 million at March 31, 2018 and December 31, 2017, respectively. All bonds are investment grade and are classified as available-for-sale. These bonds have maturity or callable dates ranging from April 2018 through November 2023, and are included in “Funds held for clients – current” in the accompanying Consolidated Balance Sheets based on our intent and ability to sell these investments at any time under favorable conditions. The following table summarizes our bond activity for the three months ended March 31, 2018 and the twelve months ended December 31, 2017 (in thousands):

	Three Months Ended	Twelve Months Ended
	March 31, 2018	December 31, 2017
Fair value at beginning of period	$51,101	$44,573
Purchases	6,170	15,546
Redemptions	—	(940)
Maturities and calls	(3,345)	(7,845)
Change in bond premium	130	(160)
Fair market value adjustment	(454)	(73)
Fair value at end of period	$53,602	$51,101

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Interest Rate Swaps

We do not purchase or hold any derivative instruments for trading or speculative purposes. We utilize interest rate swaps to manage interest rate risk exposure associated with our floating-rate debt under the credit facility. Under these interest rate swap contracts, we receive cash flows from counterparties at variable rates based on the London Interbank Offered Rate (“LIBOR”) and pay the counterparties a fixed rate. Refer to the Annual Report on Form 10-K for the year ended December 31, 2017 for further discussion on our interest rate swaps.

The following table summarizes our outstanding interest rate swaps and their classification in the accompanying Consolidated Balance Sheets at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
	Notional	Fair
	Amount	Value	Balance Sheet Location
Interest rate swaps	$55,000	$1,637	Other non-current assets
Interest rate swaps	$15,000	$82	Other current assets
	December 31, 2017
	Notional	Fair
	Amount	Value	Balance Sheet Location
Interest rate swaps	$55,000	$1,055	Other non-current assets
Interest rate swaps	$15,000	$76	Other current assets

Under the terms of the interest rate swaps, we pay interest at a fixed rate of interest plus applicable margin as stated in the agreement, and receive interest that varies with the one-month LIBOR. The notional value, fixed rate of interest and expiration date of each interest rate swap is (i) $15 million – 1.155% - November 2018, (ii) $25 million – 1.300% - October 2020, (iii) $10 million – 1.120% - February 2021 and (iv) $20 million – 1.770% - May 2022. Refer to Note 10, Fair Value Measurements, for additional disclosures regarding fair value measurements.

The following table summarizes the effects of the interest rate swap on our accompanying Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017 (in thousands):

	Gain Recognized in AOCL, Net of Tax		(Loss) Gain Reclassified from AOCL into Expense
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Interest rate swap	$450	$93	$(38)	$58

Note 10. Fair Value Measurements

The following table summarizes our assets and liabilities at March 31, 2018 and December 31, 2017 that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (in thousands):

	Level	March 31, 2018	December 31, 2017
Deferred compensation plan assets	1	$86,581	$85,589
Corporate and municipal bonds	1	$53,602	$51,101
Deferred compensation plan liabilities	1	$(86,581)	$(85,589)
Interest rate swaps	2	$1,719	$1,131
Contingent purchase price liabilities	3	$(44,624)	$(37,574)

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

During the three months ended March 31, 2018 and 2017, there were no transfers between the valuation hierarchy Levels 1, 2 and 3. The following table summarizes the change in Level 3 fair values of our contingent purchase price liabilities for the three months ended March 31, 2018 and 2017 (pre-tax basis) (in thousands):

	2018	2017
Beginning balance – January 1	$(37,574)	$(33,709)
Additions from business acquisitions	(8,320)	(1,661)
Settlement of contingent purchase price liabilities	2,879	3,564
Change in fair value of contingencies	(1,370)	(485)
Change in net present value of contingencies	(239)	(131)
Ending balance – March 31	$(44,624)	$(32,422)

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

We probability weight risk-adjusted estimates of future performance of acquired businesses, then calculate the contingent purchase price based on the estimates and discount them to present value representing management’s best estimate of fair value. The fair value of the contingent purchase price liabilities are reassessed on a quarterly basis based on assumptions provided by practice group leaders and business unit controllers together with our corporate finance department. Any change in the fair value estimate is recorded in the earnings of that period. Refer to Note 14, Acquisitions, for further discussion of our acquisitions and contingent purchase price liabilities.

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

Note 11. Other Comprehensive Income

The following table is a summary of other comprehensive income and discloses the tax impact of each component of other comprehensive income for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Net unrealized (loss) gain on available-for-sale securities, net of income taxes (1)	$(330)	$89
Net unrealized gain on interest rate swaps, net of income taxes (2)	450	93
Foreign currency translation	(6)	(2)
Total other comprehensive income	$114	$180

(1)	Net of income tax (benefit) expense of ($122) and $59 for the three months ended March 31, 2018 and 2017, respectively.
(2)	Net of income tax expense of $138 and $55 for the three months ended March 31, 2018 and 2017, respectively.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Accumulated other comprehensive loss, net of tax, was approximately $0.1 million and $0.2 million at March 31, 2018 and December 31, 2017, respectively. Accumulated other comprehensive loss consisted of adjustments, net of tax, for unrealized gains and losses on available-for-sale securities and interest rate swaps, and foreign currency translation.

Note 12. Employee Share Plans

We grant various share-based awards under the CBIZ, Inc. 2014 Stock Incentive Plan (the “2014 Plan”), which expires in 2024. The terms and vesting schedules for the share-based awards vary by type and date of grant. A maximum of 9.6 million stock options, shares of restricted stock or other stock-based compensation awards may be granted. Shares subject to award under the 2014 Plan may be either authorized but unissued shares of our common stock or treasury shares. Compensation expense for stock-based awards recognized during the three months ended March 31, 2018 and 2017 was as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Stock options	$518	$525
Restricted stock awards	919	849
Total stock-based compensation expense	$1,437	$1,374

Stock award activity during the three months ended March 31, 2018 was as follows (in thousands, except per share data):

	Stock Options		Restricted Stock Awards
	Number of Options	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant-Date Fair Value (1)
Outstanding at beginning of year	3,844	$9.67	724	$11.78
Granted	—	$—	56	$16.15
Exercised / Vested	(339)	$6.69	(80)	$11.45
Expired or canceled	—	$—	—	$—
Outstanding at March 31, 2018	3,505	$9.96	700	$12.16
Exercisable at March 31, 2018	1,667	$8.08

(1)	Represents weighted average market value of the shares; awards are granted at no cost to the recipients.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 13. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the three months ended March 31, 2018 and 2017 (in thousands, except per share data).

	Three Months Ended
	March 31,
	2018	2017
Numerator:
Income from continuing operations	$35,810	$25,026
Denominator:
Basic
Weighted average common shares outstanding	54,071	53,293
Diluted
Stock options (1)	1,449	1,473
Restricted stock awards (1)	367	426
Contingent shares (2)	37	22
Diluted weighted average common shares outstanding	55,924	55,214
Basic earnings per share from continuing operations	$0.66	$0.47
Diluted earnings per share from continuing operations	$0.64	$0.45

(1)

0.5 million share based awards were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2018 as their effect would be anti-dilutive whereas no share based awards were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2017.

(2)

Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by us once future conditions have been met. Refer to Note 14, Acquisitions, for further details.

Note 14. Acquisitions

Our acquisition strategy focuses on businesses with a leadership team that is committed to best in class culture, extraordinary client service and cross-serving potential. CBIZ has a long history of acquiring businesses that share common cultural values with us and provide value-added services to the small and midsize business market. The valuation of any business is a subjective process and includes industry, geography, profit margins, expected cash flows, client retention, nature of recurring or non-recurring project-based work, growth rate assumptions and competitive market conditions.

First Quarter 2018

Effective February 1, 2018, we acquired substantially all of the assets of Laurus Transaction Advisors, LLC (“Laurus”), located in Denver, Colorado. Laurus provides financial and accounting due diligence and advisory services with respect to mergers and acquisition transactions to private equity groups as well as public and private companies. Operating results are reported in the Financial Services practice group.

Aggregate consideration for this acquisition consisted of approximately $15.5 million in cash consideration and $8.3 million in contingent consideration. Under the terms of the acquisition agreement, a portion of the purchase price is contingent on future performance of the business acquired. The maximum potential undiscounted amount of all future payments that we could be required to make under the contingent arrangements is $8.3 million, of which $2.2 million was recorded in “Contingent purchase price liability – current” and $6.1 million was recorded in “Contingent purchase price liability – non-current” in the accompanying Consolidated Balance Sheets at March 31, 2018. Refer to Note 10, Fair Value Measurements, for additional information regarding contingent purchase price liability fair value and fair value adjustments.

Annualized revenue attributable to Laurus is estimated to be approximately $5.6 million. Pro forma results of operations for this acquisition have not been presented because the effects of the acquisition were not material to our “Income from continuing operations before income taxes.”

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

First Quarter 2017

Effective February 1, 2017, we acquired substantially all of the assets of Pacific Coastal Pension and Insurance Services, Inc. (“Pacific Coastal”), located in Morgan Hill, California. Pacific Coastal provides defined contribution third party administrative and consulting services. Operating results are reported in the Benefits and Insurance Services practice group.

Aggregate consideration for this acquisition consisted of approximately $0.6 million in cash consideration and $1.7 million in contingent consideration. The maximum potential undiscounted amount of all future payments that we could be required to make under the contingent arrangements is $1.7 million, of which $0.5 million was recorded in “Contingent purchase price liability – current” and $1.2 million was recorded in “Contingent purchase price liability – non-current” in the accompanying Consolidated Balance Sheets at March 31, 2017.

Annualized revenue attributable to Pacific Coastal is estimated to be approximately $1.4 million. Pro forma results of operations for this acquisition have not been presented because the effects of the acquisition were not material to our “Income from continuing operations before income taxes.”

The following table summarizes the amounts of identifiable assets acquired, liabilities assumed and aggregate purchase price for the acquisitions for  the three months ended March 31, 2018 and 2017(in thousands):

	Three Months Ended
	March 31,
	2018	2017
Accounts receivable, net	$1,255	$161
Identifiable intangible assets	457	897
Current liabilities	(805)	(309)
Total identifiable net assets	$907	$749
Goodwill	22,943	1,515
Aggregate purchase price	$23,850	$2,264

The goodwill of $22.9 million and $1.5 million arising from the acquisition in the first quarter of 2018 and 2017, respectively, primarily results from expected future earnings and cash flows from the existing management team, as well as the synergies created by the integration of the new business within our organization, including cross-selling opportunities expected with our Financial Services practice group and the Benefits and Insurance Services practice group, to help strengthen our existing service offerings and expand our market position. All of the goodwill is deductible for income tax purposes.

Client Lists

During the three months ended March 31, 2018 and 2017, we did not purchase any client lists.

Change in Contingent Purchase Price Liability for Previous Acquisitions

During the three months ended March 31, 2018 and 2017, the fair value of the contingent purchase price liability related to prior acquisitions increased by $1.6 million and $0.6 million, respectively. These changes in fair value are attributable to subsequent measurement adjustments based on projected future results of the acquired businesses, net present value adjustments and changes in stock price. These adjustments are included in “Other (expense) income, net” in the accompanying Consolidated Statements of Comprehensive Income.

Contingent Earnouts for Previous Acquisitions

We paid $2.9 million in cash and issued no shares of our common stock during the three months ended March 31, 2018 for previous acquisitions. During the same period last year, we paid $2.9 million in cash and issued approximately 47,000 shares of our common stock.

Note 15. Discontinued Operations and Divestitures

We will divest (through sale or closure) business operations that do not contribute to our long-term objectives for growth, or that are not complementary to our target service offerings and markets.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Discontinued Operations

Discontinued operations primarily consist of two small businesses under the Financial Services segment that were sold in 2015. During the first quarter of 2018 and 2017, we did not discontinue the operations of any of our businesses.

Divestitures

Divested operations and assets that do not qualify for treatment as discontinued operations are recorded as “Gain on sale of operations, net” in the accompanying Consolidated Statements of Comprehensive Income. We recorded a gain of $0.7 million for the three months ended March 31, 2018, related to a small book of business under the Benefits and Insurance segment, compared to a gain of $22 thousand for during the comparable period in 2017.

Note 16. Segment Disclosures

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

Corporate and Other

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

Accounting policies of the practice groups are the same as those described in Note 1, Organization and Summary of Significant Accounting Policies, to the Annual Report on Form 10-K for the year ended December 31, 2017, except for our revenue recognition policies. Refer to Note 1, Summary of Significant Accounting Policies – Changes in Accounting Policies, in this Quarterly Report on Form 10-Q. Upon consolidation, intercompany accounts and transactions are eliminated, thus inter-segment revenue is not included in the measure of profit or loss for the practice groups. Performance of the practice groups is evaluated on operating income excluding those costs listed above, which are reported in the “Corporate and Other” segment.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Segment information for the three months ended March 31, 2018 and 2017 was as follows (in thousands):

	Three Months Ended March 31, 2018
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$180,603	$77,330	$8,157	$—	$266,090
Operating expenses	133,033	61,133	7,275	3,309	204,750
Gross margin	47,570	16,197	882	(3,309)	61,340
Corporate general & admin	—	—	—	10,028	10,028
Operating income (loss)	47,570	16,197	882	(13,337)	51,312
Other income (expense):
Interest expense	—	(75)	—	(1,705)	(1,780)
Gain on sale of operations, net	—	663	—	—	663
Other income (expense), net	265	193	—	(1,687)	(1,229)
Total other income (expense)	265	781	—	(3,392)	(2,346)
Income (loss) from continuing operations before income tax expense	$47,835	$16,978	$882	$(16,729)	$48,966

	Three Months Ended March 31, 2017
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$158,633	$75,164	$7,662	$—	$241,459
Operating expenses	119,389	60,142	7,007	6,228	192,766
Gross margin	39,244	15,022	655	(6,228)	48,693
Corporate general & admin	—	—	—	8,768	8,768
Operating income (loss)	39,244	15,022	655	(14,996)	39,925
Other income (expense):
Interest expense	—	(11)	—	(1,506)	(1,517)
Gain on sale of operations, net	—	—	—	22	22
Other income, net	15	96	—	2,626	2,737
Total other income	15	85	—	1,142	1,242
Income (loss) from continuing operations before income tax expense	$39,259	$15,107	$655	$(13,854)	$41,167

Note 18. Subsequent Events

Effective April 3, 2018, we acquired substantially all of the assets of InR Advisory Services, LLC (“InR”). InR provides investment advisory services for public and private sector clients and non-profit organizations.

On April 3, 2018, we amended and restated our $400 million unsecured credit facility, by and among CBIZ Operations, Inc., CBIZ, Inc., and Bank of America, N.A., as administrative agent and bank, and other participating banks. The 2018 credit facility extends the maturity date from 2019 to 2023, and continues to provide for a $400 million revolving loan commitment. Refer to Note 7, Debt and Financing Arrangements, for further information on the 2018 credit facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we”, “us”, “our”, "CBIZ" or the "Company" shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.

The following discussion is intended to assist in the understanding of our financial position at March 31, 2018 and December 31, 2017, results of operations for the three months ended March 31, 2018 and 2017, and cash flows for the three months ended March 31, 2018 and 2017, and should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2017. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2017.

Overview

We provide professional business services, products and solutions that help our clients grow and succeed by better managing their finances and employees. These services are provided to primarily small and midsized businesses, as well as individuals, governmental entities and not-for-profit enterprises throughout the United States. We also provide limited information technology services through our National Practices segment in the United States and parts of Canada. We deliver integrated services through three practice groups: Financial Services, Benefits and Insurance Services, and National Practices. Refer to Note 16, Segment Disclosures, to the accompanying condensed consolidated financial statements for a general description of services provided by each practice group.

Refer to the Annual Report on Form 10-K for the year ended December 31, 2017 for further discussion of our business and strategies, as well as the external relationships and regulatory factors that currently impact our operations.

Executive Summary

Quarter in Review

Revenue for the three months ended March 31, 2018 increased $24.6 million, or 10.2%, to $266.1 million from $241.4 million for the same period in 2017. The increase in revenue was primarily attributable to the combination of newly acquired operations, net of divestitures, of $10.6 million, or 4.4%, and same-unit revenue growth of $14 million, or 5.8%. A detailed discussion of revenue by practice group is included under “Operating Practice Groups.”

Income from continuing operations increased $10.8 million, or 43.1%, to $35.8 million during the three months ended March 31, 2018 compared to $25 million during the same period in 2017. Refer to “Results of Operations – Continuing Operations” for a detailed discussion of the components of income from continuing operations.

Adoption of ASU 2015-14 – Revenue from Contracts with Customers

On January 1, 2018, we adopted the new accounting standard, “Revenue from Contracts with Customers” (“Topic 606”) and all of the related amendments. We recognized the cumulative effect of initially applying Topic 606 as an increase of $1.6 million to the opening balance of retained earnings. Revenue recognition is consistent under both the legacy standard and Topic 606 for the majority of our revenue streams, with the exception of two business units within our Benefits and Insurance Services practice group. The revenue recognition policies in our Benefits and Insurance Services practice group have been modified under the new standard. Refer to Note 2, New Accounting Pronouncements, and Note 3, Revenue, to the accompanying condensed consolidated financial statements for further discussion on Topic 606.

Amended and Restated Credit Agreement

On April 3, 2018, we amended and restated our $400 million unsecured credit facility (the “2018 credit facility”) by and among CBIZ Operations, Inc., CBIZ, Inc., and Bank of America, N.A., as administrative agent and bank, and other participating banks. The 2018 credit facility amends the previous credit facility, extends the maturity date from 2019 to 2023, and continues to provide for a $400 million revolving loan commitment. The 2018 credit facility improves our borrowing margin and increases the flexibility of certain covenant baskets, as compared to the previous credit facility.

Tax Cuts and Jobs Act of 2017 (the “Tax Act”)

On December 22, 2017, the Tax Act was signed into law, which permanently reduces the maximum corporate income tax rate from 35% to 21% beginning in 2018. As a result, our effective tax rate was 26.9% in the first quarter of 2018, compared to 39.2% for the same period in 2017. The Tax Act reduced our 2018 effective tax rate by 12%, and increased diluted earnings per share from continuing operations by $0.10.

Strategic Use of Capital

Our first priority for the use of capital is to make strategic acquisitions. We have the financing flexibility and the capacity to carry out an active acquisition program and to take an opportunistic approach towards using funds to repurchase shares. During the first quarter of 2018, the CBIZ Board of Directors authorized the purchase of up to 5 million shares of our common stock under our Share Repurchase Program (the “Share Repurchase Program”), which may be suspended or discontinued at any time and expires on April 1, 2019. The shares may be purchased in open market, privately negotiated or Rule 10b5-1 trading plan purchases, which may include purchases from our employees, officers and directors, in accordance with the Securities and Exchange Commission (the “SEC”) rules. CBIZ management will determine the timing and amount of the transactions based on its evaluation of market conditions and other factors.

During the three months ended March 31, 2018, we repurchased approximately 31 thousand shares of our common stock at a total cost of approximately $0.6 million under a Rule 10b5-1 trading plan, which allows us to repurchase shares below a predetermined price per share.

Results of Operations – Continuing Operations

Revenue

The following tables summarize total revenue for the three months ended March 31, 2018 and 2017 (in thousands except percentages).

	Three Months Ended March 31,
	2018	% of Total	2017	% of Total	$ Change	% Change

Financial Services	$180,603	67.9%	$158,633	65.7%	$21,970	13.8%
Benefits and Insurance Services	77,330	29.1%	75,164	31.1%	2,166	2.9%
National Practices	8,157	3.0%	7,662	3.2%	495	6.5%
Total CBIZ	$266,090	100.0%	$241,459	100.0%	$24,631	10.2%

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

Operating Expenses

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(In thousands, except percentages)
Operating expenses	$204,750	$192,766	$11,984	6.2%
Operating expenses % of revenue	76.9%	79.8%

The majority of our operating expenses relate to personnel costs, which includes (i) salaries and benefits, (ii) commissions paid to producers, (iii) incentive compensation, and (iv) share-based compensation. The increase in operating costs is largely the result of an increase in personnel costs of $12.1 million, or 4.6%, to support our growth in revenue, with acquisitions contributing approximately $6.4 million to personnel costs. Personnel costs are discussed in further detail under “Operating Practice Groups.”

The non-qualified deferred compensation plan added income of approximately $0.1 million in the first quarter of 2018 compared to expense of $3 million during the same period in 2017. Excluding these items, operating expenses would have been $204.9 million, or 76.9% of revenue, for the first quarter of 2018, compared to $189.8 million, or 78.6% of revenue, for the first quarter of 2017.

Corporate General & Administrative (“G&A”) Expenses

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(In thousands, except percentages)
Corporate G&A expenses	$10,028	$8,768	$1,260	14.4%
Corporate G&A expenses % of revenue	3.8%	3.7%

Our Corporate G&A expenses increased primarily due to personnel costs which increased $1.6 million, or 30.5%, mainly due to an increase in incentive-based compensation.

Corporate G&A expenses, excluding the impact of the non-qualified deferred compensation plan, would have remained at $10 million, or 3.8% of revenue, for the first quarter of 2018, compared to $8.5 million, or 3.5% of revenue, for the first quarter of 2017.

Other (Expense) Income, Net

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(In thousands, except percentages)
Interest expense	$(1,780)	$(1,517)	$(263)	17.3%
Gain on sale of operations, net	663	22	641	NM
Other (expense) income, net	(1,229)	2,737	(3,966)	(144.9)%
Total other income, net	$(2,346)	$1,242	$(3,588)	(288.9)%

Interest Expense

Interest expense for the first quarter of 2018 increased slightly from the same period in 2017. Our average debt balance and interest rate was $195.5 million and 2.98% at March 31, 2018 compared to $199.5 million and 2.52% for the same period in 2017.

Gain on Sale of Operations, Net

We sold a book of business under the Benefits and Insurance Services practice group during the first quarter of 2018 for a net gain of $0.7 million.

Other (Expense) Income, Net

Adjustments to the fair value of our contingent purchase price liability related to prior acquisitions contributed expense of $1.6 million and $0.6 million during the first quarters of 2018 and 2017, respectively. Also included in Other (expense) income for the first quarter of 2018 is $0.6 million in proceeds from business interruption insurance related to Hurricane Irma.

Other (expense) income, net includes a net loss of $0.1 million in the first quarter of 2018 compared to a net gain of $3.3 million in the comparable period in 2017 associated with the value of investments held in a rabbi trust related to the non-qualified deferred compensation plan.

Income Tax Expense

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(In thousands, except percentages)
Income tax expense	$13,156	$16,141	$(2,985)	(18.5)%
Effective tax rate	26.9%	39.2%

The effective tax rate for the first quarter of 2018 was 26.9%, compared to an effective tax rate of 39.2% for the comparable period in 2017. The decrease in the effective tax rate primarily relates to a decrease in the maximum federal statutory tax rate from 35% to 21% as a result of the Tax Act.

Operating Practice Groups

We deliver our integrated services through three practice groups:

•	Financial Services,
•	Benefits and Insurance Services and,
•	National Practices

Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on March 1, 2017, revenue for the month of March would be included in same-unit revenue for both years; revenue for the period January 1, 2018 through February 28, 2018 would be reported as revenue from acquired businesses. A description of our operating practice groups’ operating results and factors affecting their businesses is provided below.

Financial Services

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(In thousands, except per share data)
Revenue
Same-unit	$170,776	$158,633	$12,143	7.7%
Acquired businesses	9,827	—	9,827
Total revenue	$180,603	$158,633	$21,970	13.8%
Operating expenses	133,033	119,389	13,644	11.4%
Gross margin	$47,570	$39,244	$8,326	21.2%
Gross margin percent	26.3%	24.7%

Revenue

The Financial Services practice group revenue during the three months ended March 31, 2018 grew by 13.8% to $180.6 million from $158.6 million during the three months ended March 31, 2017, primarily reflecting same-unit growth of $12.1 million, or 7.7%, driven by those units that provide national services, which increased by $5.6 million, or 12%, as well as those units that provide traditional accounting and tax related services, which increased by $6.5 million, or 5.8%. The acquisitions of CMF Associates, Inc., McKay and Carnahan, Inc., and Laurus Transaction Advisors added $9.8 million of incremental revenue for the three months ended March 31, 2018.

We provide a range of services to affiliated Certified Public Accounting (“CPA”) firms (the “CPA firms”) under administrative service agreements (“ASAs”). Fees earned under the ASAs are recorded as revenue in the accompanying Consolidated Statements of Comprehensive Income and were $51 million and $51.1 million for the three months ended March 31, 2018 and 2017, respectively.

Operating Expenses

Operating expenses increased by $13.6 million at March 31, 2018 but decreased to 73.7% of revenue from 75.3% of revenue for the prior year primarily due to leveraging personnel costs and other operating costs with the increase of revenue.

Benefits and Insurance Services

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$76,586	$75,164	$1,422	1.9%
Acquired businesses	744	—	744
Total revenue	$77,330	$75,164	$2,166	2.9%
Operating expenses	61,133	60,142	991	1.6%
Gross margin	$16,197	$15,022	$1,175	7.8%
Gross margin percent	20.9%	20.0%

Revenue

The Benefits and Insurance Services practice group revenue increased by $2.2 million, or 2.9%, to $77.3 million at March 31, 2018 compared to $75.2 million for the same period in 2017, primarily due to same-unit growth of $1.4 million, or 1.9%. The acquisitions of Slaton Insurance and Pacific Coastal Pension added $0.7 million of incremental revenue for the three months ended March 31, 2018.

Operating Expenses

Operating expenses increased by $1 million at March 31, 2018, but decreased to 79.1% of revenue from 80% of revenue for the prior period. The gross margin improvement was attributable to leverage control with the increase in revenue.

National Practices

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$8,157	$7,662	$495	6.5%
Operating expenses	7,275	7,007	268	3.8%
Gross margin	$882	$655	$227	34.7%
Gross margin percent	10.8%	8.5%

Revenue

The National Practice group is primarily driven by a cost-plus contract with a single client, which has existed since 1999. Revenues from this single client accounted for approximately 70% of the National Practice group’s revenue. Revenue increased by $0.5 million, or 6.5%, to $8.2 million and $7.7 million at March 31, 2018 and 2017, respectively.

Operating Expenses

Operating expenses were relatively flat at $7.3 million and $7 million at March 31, 2018 and 2017, respectively.

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

We historically experience a use of cash to fund working capital requirements during the first quarter of each fiscal year. This is primarily due to the seasonal accounting and tax services period of the Financial Services practice group. Upon completion of the seasonal accounting and tax services period, cash provided by operations during the remaining three quarters of the fiscal year has historically substantially exceeded the use of cash in the first quarter of the fiscal year.

Accounts receivable balances increase in response to the increase in first quarter revenue generated by the Financial Services practice group. A significant amount of this revenue is billed and collected in subsequent quarters. Days sales outstanding (“DSO”) from continuing operations represent accounts receivable and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve months daily revenue. We provide DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of our ability to collect on receivables in a timely manner. DSO was 92 days and 72 days at March 31, 2018 and December 31, 2017, respectively. DSO at March 31, 2017 was 91 days.

The following table presents selected cash flow information (in thousands). For additional details, refer to the accompanying Consolidated Statements of Cash Flows.

	March 31,
Cash Flows from Continuing Operations (in thousands)	2018	2017
Net cash used in operating activities	$(20,500)	$(14,492)
Net cash provided by investing activities	37,455	48,847
Net cash used in financing activities	(20,296)	(36,654)
Net decrease in cash, cash equivalents and restricted cash	$(3,341)	$(2,299)

Operating Activities

The net increase in cash used in operations was mainly due to an increase in working capital partially offset by an increase in net income. Working capital increased by $18 million more in the first quarter of 2018 compared to 2017, primarily due to an increase in accounts receivable, net as a result of an increase in revenue, partially offset by an increase in net income of $11 million.

Investing Activities

Cash provided by investing activities for the three months ended March 31, 2018 consisted primarily of net activity related to funds held for clients of $55 million, partially offset by $15.6 million of cash used related to acquisition activity.

Cash provided by investing activities for the three months ended March 31, 2017 consisted primarily of net activity related to funds held for clients of $54.9 million, partially offset by $4.1 million of cash used related to acquisition activity.

The balances in funds held for clients and client fund obligations fluctuate with the timing of cash receipts and the related cash payments. The nature of these accounts is further described in Note 1, Organization and Summary of Significant Accounting Policies, to the condensed consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2018 primarily consisted of net activity related to client fund obligations of $55 million, partially offset by $36.2 million in net proceeds from the credit facility.

Cash used in financing activities for the three months ended March 31, 2017 primarily consisted of net activity related to client fund obligations of $54.8 million, partially offset by $21.3 million in net proceeds from the credit facility.

Capital Resources

Credit Facility

At March 31, 2018, we had $214.7 million outstanding under the credit facility as well as letters of credit totaling $2.3 million. Available funds under the credit facility, based on the terms of the commitment, were approximately $175 million at March 31, 2018. For further discussion regarding debt and financing arrangements, refer to Note 7, Debt and Financing Arrangements, to the accompanying condensed consolidated financial statements.

Debt Covenant Compliance

Under the credit facility, we are required to meet certain financial covenants with respect to (i) a maximum total leverage ratio and (ii) a minimum fixed charge coverage ratio. We are in compliance with our covenants as of March 31, 2018. Our ability to service our debt and to fund future strategic initiatives will depend upon our ability to generate cash in the future.

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

•	We completed one acquisition during the first quarter of 2018. For further details on acquisitions, refer to Note 14, Acquisitions, to the accompanying condensed consolidated financial statements.
•

We repurchased approximately 31 thousand shares of our common stock at a total cost of approximately $0.6 million during the first quarter of 2018, compared to 0.2 million shares of our common stock at a total cost of approximately $2.2 million for the same period in 2017.

Off-Balance Sheet Arrangements

We maintain administrative service agreements with independent CPA firms (as described more fully under “Business – Financial Services” and in Note 1, Organization and Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017), which qualify as variable interest entities. The accompanying condensed consolidated financial statements do not reflect the operations or accounts of variable interest entities as the impact is not material to the financial condition, results of operations, or cash flows of CBIZ.

We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $2.3 million at March 31, 2018 and December 31, 2017. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at both March 31, 2018 and December 31, 2017 totaled $2.5 million.

We have various agreements under which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by us under such indemnification clauses is generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2018, we are not aware of any material obligations arising under indemnification agreements that would require payment.

Critical Accounting Policies

The SEC defines critical accounting policies as those that are most important to the portrayal of a company’s financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Effective January 1, 2018, we adopted Topic 606. As a result, we have changed our accounting policy for revenue recognition as described in Note 2, New Accounting Pronouncements, and Note 3, Revenue.

New Accounting Pronouncements

Refer to Note 2, New Accounting Pronouncements, to the accompanying condensed consolidated financial statements for a discussion of recently issued accounting pronouncements.

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

Forward-looking statements are commonly identified by the use of such terms and phrases as "intends", "believes", "estimates", "expects", "projects", "anticipates", "foreseeable future", "seeks", and words or phrases of similar import in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated services, sales efforts, expenses, and financial results. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements that we make, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Should one or more of these risks or assumptions materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

Consequently, no forward-looking statement can be guaranteed. A more detailed description of risk factors may be found in our Annual Report on Form 10-K for the year ended December 31, 2017. Except as required by the federal securities laws, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the SEC, such as quarterly, periodic and annual reports.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our floating rate debt under our credit facility exposes us to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which we could borrow funds under the credit facility. Our balance outstanding under our credit facility at March 31, 2018 was $214.7 million, of which $144.7 million is subject to interest rate risk. If market rates were to increase or decrease 100 basis points from the levels at March 31, 2018, interest expense would increase or decrease approximately $1.4 million annually.

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

At March 31, 2018, we had four interest rate swaps with notional values of $15 million, $25 million, $10 million and $20 million, and maturities of 8 months, 2 years, 3 years and 4 years, respectively. Management will continue to evaluate the potential use of interest rate swaps as we deem appropriate under certain operating and market conditions. We do not enter into derivative instruments for trading or speculative purposes.

In connection with our payroll business, funds held for clients are segregated and invested in short-term investments, such as corporate and municipal bonds. In accordance with our investment policy, all investments carry an investment grade rating at the time of the initial investment. At each respective balance sheet date, these investments are adjusted to fair value with fair value adjustments being recorded to other comprehensive income or loss and reflected in the accompanying Consolidated Statements of Comprehensive Income for the respective period. If an adjustment is deemed to be other-than-temporarily impaired due to credit loss, then the adjustment is recorded to “Other income, net” in the accompanying Consolidated Statements of Comprehensive Income. Refer to Note 9, Financial Instruments, and Note 10, Fair Value Measurements, to the accompanying condensed consolidated financial statements for further discussion regarding these investments and the related fair value assessments.

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

(b) Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition on our financial statements to facilitate the adoption on January 1, 2018. There were no significant changes to our internal control over financial reporting due to the adoption of the new revenue recognition standard. Refer to Note 2, New Accounting Pronouncements, and Note 3, Revenue, for further information.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding certain legal proceedings in which we are involved is incorporated by reference from Note 8, Commitments and Contingencies, to the accompanying condensed consolidated financial statements.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC. These risks could materially and adversely affect the business, financial condition and results of operations of CBIZ.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent sales of unregistered securities

During the first quarter of 2018, no shares were issued of our common stock as payment for contingent consideration for previous acquisitions.

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

Shares repurchased during the three months ended March 31, 2018 (reported on a trade-date basis) are summarized in the table below (in thousands, except per share data). During the first quarter of 2018, approximately 400 shares were purchased from stock plan recipients in lieu of cash to satisfy certain tax obligations under the 2014 Plan. Average price paid per share includes fees and commissions.

	Issuer Purchases of Equity Securities
First Quarter Purchases (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
January 1 – January 31, 2018	—	$—	—	3,839
February 1 – February 28, 2018	25	$18.01	25	3,814
March 1 – March 31, 2018	6	$18.02	6	3,808
First quarter purchases	31	$18.01	31

According to the terms of our credit facility, we are not permitted to declare or make any dividend payments, other than dividend payments made by one of ou7 wholly owned subsidiaries to the parent company. Refer to Note 7, Debt and Financing Arrangements, to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2017 for a description of working capital restrictions and limitations on the payment of dividends.

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

101 *

The following materials from CBIZ, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iii) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2018 and the year ended December 31, 2017; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (v) Notes to the Consolidated Financial Statements.

*	Indicates documents filed herewith.
**	Indicates document furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBIZ, Inc.
(Registrant)

Date:	May 2, 2018	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer