Form 10-Q
period 2018-06-30
CBIZ, Inc.
filed 2018-08-02
CIK 944148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

(216) 447-9000

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at July 31, 2018
Common Stock, par value $0.01 per share	55,323,170

CBIZ, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$1,921	$424
Restricted cash	39,535	32,985
Accounts receivable, net	245,639	188,300
Income taxes refundable/receivable	—	813
Other current assets	27,873	22,539
Current assets before funds held for clients	314,968	245,061
Funds held for clients	131,304	203,112
Total current assets	446,272	448,173
Non-current assets:
Property and equipment, net	28,649	26,081
Goodwill and other intangible assets, net	640,312	613,206
Assets of deferred compensation plan	89,987	85,589
Notes receivable	906	620
Other non-current assets	3,998	2,562
Total non-current assets	763,852	728,058
Total assets	$1,210,124	$1,176,231
LIABILITIES
Current liabilities:
Accounts payable	$80,823	$51,375
Income taxes payable	6,987	—
Accrued personnel costs	42,750	45,264
Notes payable	1,632	1,861
Contingent purchase price liability	27,344	15,151
Other current liabilities	13,587	17,013
Current liabilities before client fund obligations	173,123	130,664
Client fund obligations	132,289	203,582
Total current liabilities	305,412	334,246
Non-current liabilities:
Bank debt	180,200	178,500
Debt issuance costs	(1,707)	(828)
Total long-term debt	178,493	177,672
Notes payable	1,653	2,164
Income taxes payable	4,574	4,454
Deferred income taxes, net	4,000	3,339
Deferred compensation plan obligations	89,987	85,589
Contingent purchase price liability	19,184	22,423
Other non-current liabilities	17,995	15,465
Total non-current liabilities	315,886	311,106
Total liabilities	621,298	645,352
STOCKHOLDERS' EQUITY
Common stock	1,311	1,301
Additional paid in capital	686,983	675,504
Retained earnings	395,881	345,302
Treasury stock	(495,455)	(491,046)
Accumulated other comprehensive income (loss)	106	(182)
Total stockholders’ equity	588,826	530,879
Total liabilities and stockholders’ equity	$1,210,124	$1,176,231

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	$232,641	$211,016	$498,731	$452,475
Operating expenses	205,102	188,120	409,852	380,886
Gross margin	27,539	22,896	88,879	71,589
Corporate general and administrative expenses	9,993	9,232	20,021	18,000
Operating income	17,546	13,664	68,858	53,589
Other (expense) income:
Interest expense	(1,817)	(1,692)	(3,597)	(3,209)
Gain on sale of operations, net	—	23	663	45
Other income (expense), net	630	3,764	(599)	6,501
Total other (expense) income, net	(1,187)	2,095	(3,533)	3,337
Income from continuing operations before income tax expense	16,359	15,759	65,325	56,926
Income tax expense	3,238	4,343	16,394	20,484
Income from continuing operations	13,121	11,416	48,931	36,442
(Loss) gain from discontinued operations, net of tax	(15)	(418)	26	(570)
Net income	$13,106	$10,998	$48,957	$35,872
Earnings (loss) per share:
Basic:
Continuing operations	$0.24	$0.21	$0.90	$0.68
Discontinued operations	—	(0.01)	—	(0.01)
Net income	$0.24	$0.20	$0.90	$0.67
Diluted:
Continuing operations	$0.23	$0.20	$0.87	$0.66
Discontinued operations	—	(0.01)	—	(0.01)
Net income	$0.23	$0.19	$0.87	$0.65
Basic weighted average shares outstanding	54,594	53,968	54,334	53,632
Diluted weighted average shares outstanding	56,437	55,831	56,166	55,530
Comprehensive income:
Net income	$13,106	$10,998	$48,957	$35,872
Other comprehensive income, net of tax	174	37	288	217
Comprehensive income	$13,280	$11,035	$49,245	$36,089

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

							Accumulated
	Issued			Additional			Other
	Common	Treasury	Common	Paid-In	Retained	Treasury	Comprehensive
	Shares	Shares	Stock	Capital	Earnings	Stock	(Loss) Gain	Totals
December 31, 2017	130,075	75,484	$1,301	$675,504	$345,302	$(491,046)	$(182)	$530,879
Cumulative-effect adjustment (Note 2)	—	—	—	—	1,622	—	—	1,622
Adjusted balance at January 1, 2018	130,075	75,484	$1,301	$675,504	$346,924	$(491,046)	$(182)	$532,501
Net income	—	—	—	—	48,957	—	—	48,957
Other comprehensive income	—	—	—	—	—	—	288	288
Share repurchases	—	219	—	—	—	(4,409)	—	(4,409)
Restricted stock	272	—	4	(4)	—	—	—	—
Stock options exercised	616	—	5	4,420	—	—	—	4,425
Share-based compensation	—	—	—	3,850	—	—	—	3,850
Business acquisitions	169	—	1	3,213	—	—	—	3,214
June 30, 2018	131,132	75,703	$1,311	$686,983	$395,881	$(495,455)	$106	$588,826

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$48,957	$35,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	11,676	11,279
Bad debt expense, net of recoveries	3,172	2,439
Adjustment to contingent earnout liability	3,050	(756)
Stock-based compensation expense	3,850	2,790
Other noncash adjustments	(2,840)	(1,115)
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(44,774)	(40,997)
Other assets	(4,955)	(263)
Accounts payable	18,796	14,376
Income taxes payable	10,245	8,762
Accrued personnel costs	(3,302)	(9,598)
Other liabilities	(2,617)	1,989
Operating cash flows provided by continuing operations	41,258	24,778
Operating cash flows used in discontinued operations	(152)	(540)
Net cash provided by operating activities	41,106	24,238
Cash flows from investing activities:
Business acquisitions and purchases of client lists, net of cash acquired	(23,740)	(26,561)
Purchases of client fund investments	(10,345)	(11,788)
Proceeds from the sales and maturities of client fund investments	7,273	4,375
Increase in funds held for clients	74,428	72,417
Additions to property and equipment, net	(5,493)	(6,749)
Collection of notes receivable	348	63
Net cash provided by investing activities	42,471	31,757
Cash flows from financing activities:
Proceeds from bank debt	439,000	308,000
Payment of bank debt	(437,300)	(288,800)
Payment for acquisition of treasury stock	(4,409)	(5,675)
Decrease in client funds obligations	(71,293)	(65,041)
Proceeds from exercise of stock options	4,425	5,649
Payment of contingent consideration for acquisitions	(4,632)	(5,211)
Other, net	(1,321)	(206)
Net cash used in financing activities	(75,530)	(51,284)
Net increase in cash, cash equivalents and restricted cash	8,047	4,711
Cash, cash equivalents and restricted cash at beginning of year	33,409	31,374
Cash, cash equivalents and restricted cash at end of period	$41,456	$36,085

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

In the opinion of CBIZ management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2018.

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

NOTE 2. New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) is the sole source of authoritative GAAP other than the SEC issued rules and regulations that apply only to SEC registrants. The FASB issues an accounting standard to communicate changes to the FASB codification. We assess and review the impact of all accounting standards. Any accounting standards not listed below were reviewed and determined to be either not applicable or are not expected to have a material impact on the consolidated financial statements of the Company.

Accounting Standards Adopted in 2018

Modification Accounting for Share-Based Payment Awards: Effective January 1, 2018, we adopted ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting.” The new standard clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. Modification accounting is required if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. We typically do not change either the terms or conditions of share-based payment awards once they are granted; therefore, the adoption of this new guidance had no impact on our consolidated financial statements.

Restricted Cash - Statement of Cash Flows: Effective January 1, 2018, we adopted ASU No. 2016-18, “Statement of Cash Flows (Topic 230).” The new standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. When restricted cash is presented separately from cash and cash equivalents on the balance sheet, a reconciliation is required between the amounts presented on the statement of cash flows and the balance sheet, as well as a disclosure of information about the nature of the restrictions. The adoption of this new standard resulted in a decrease of $6.6 million and $7.0 million in cash used in operating activities for the six months ended June 30, 2018 and 2017, respectively.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported in the accompanying Consolidated Balance Sheets that sum to the total of the same such amount shown in the accompanying Consolidated Statements of Cash Flows (in thousands):

	June 30	June 30
	2018	2017
Cash and cash equivalents	$1,921	$1,161
Restricted cash	39,535	34,924
Total cash, cash equivalents and restricted cash	$41,456	$36,085

Statement of Cash Flows: Effective January 1, 2018, we adopted ASU No. 2016-15, “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments.” The new standard provides guidance on eight specific cash flow issues. The application of this guidance did not have a material effect on the presentation of our Statement of Cash Flows.

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

We evaluate our revenue contracts with customers based on the five-step model under Topic 606, pursuant to which we: (i) identify the contract with the customer; (ii) identify the performance obligation in the contract; (iii) determine the contract price; (iv) allocate the transaction price; and (v) recognize revenue when as each performance obligation is satisfied. If we determine that a contract with enforceable rights and obligations does not exist, revenues are deferred until all criteria for an enforceable contract are met.

Revenue recognition is consistent under both the legacy standard and Topic 606 for the majority of our revenue streams, with the exception of two business units within our Benefits and Insurance Services practice group. The revenue recognition policies in our Benefits and Insurance Services practice group have been modified under the new standard as follows.

•

In our Property and Casualty business unit, commission revenue under agency billing arrangements (pursuant to which we bill the insured, collect the funds and remit the premium to the insurance carrier less our commissions) was previously recognized as of the later of the effective date of the insurance policy or the date billed to the customer. We now recognize the commission revenue on the effective date of the insurance policy.

Also in our Property and Casualty business unit, commission revenue under direct billing arrangements (pursuant to which the insurance carrier bills the insured directly and remits the commissions to us) was previously recognized when the data necessary from the carriers was available, whereas now we recognize the commission revenue on the effective date of the insurance policy.

•

In our Retirement Plan Services business unit, certain defined benefit administration arrangements charge new clients an initial, non-refundable, set-up fee as part of a multi-year service agreement. Previously, these fees were recognized over the initial set up period, whereas now we defer the set-up fees and associated

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

costs and recognize them over the life of the contract or the expected customer relationship, whichever is longer.

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet was as follows (in thousands):

	Balance at	Adjustments	Balance at
	December 31,	due to	January 1,
Balance Sheet	2017	Topic 606	2018
ASSETS
Accounts receivable, net	$188,300	$9,446	$197,746
Other current assets	259,873	80	259,953
Other non-current assets	728,058	728	728,786
Total assets	$1,176,231	$10,254	$1,186,485
LIABILITIES
Accounts payable	51,375	6,281	57,656
Accrued personnel costs	45,264	595	45,859
Other current liabilities	237,607	113	237,720
Deferred income taxes, net	3,339	631	3,970
Other non-current liabilities	307,767	1,012	308,779
Total liabilities	645,352	8,632	653,984
STOCKHOLDERS' EQUITY
Retained earnings	345,302	1,622	346,924
Other stockholders' equity	185,577	—	185,577
Total stockholders' equity	530,879	1,622	532,501
Total liabilities and stockholders' equity	$1,176,231	$10,254	$1,186,485

The following tables summarize the impact of adopting Topic 606 on our consolidated financial statements for the periods indicated below (in thousands):

			Balances without
Second Quarter 2018 Balance Sheet	As reported	Adjustments	adoption of Topic 606
ASSETS
Accounts receivable, net	$245,639	$(11,886)	$233,753
Other current assets	200,633	(80)	200,553
Other non-current assets	763,852	(687)	763,165
Total assets	$1,210,124	$(12,653)	$1,197,471
LIABILITIES
Accounts payable	$80,823	$(7,799)	$73,024
Accrued personnel costs	42,750	(582)	42,168
Other current liabilities	181,839	(114)	181,725
Deferred income taxes, net	4,000	(870)	3,130
Other non-current liabilities	311,886	(953)	310,933
Total liabilities	621,298	(10,318)	610,980
STOCKHOLDERS' EQUITY
Retained earnings	395,881	(2,335)	393,546
Other stockholders' equity	192,945	—	192,945
Total shareholders' equity	588,826	(2,335)	586,491
Total liabilities and stockholders' equity	$1,210,124	$(12,653)	$1,197,471

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

			Balances without
Three Months Ended June 30, 2018 Income Statement	As reported	Adjustments	adoption of Topic 606
Revenue	$232,641	$(483)	$232,158
Operating expenses	205,102	44	205,146
Gross margin	27,539	(527)	27,012
Corporate general and administrative expenses	9,993	—	9,993
Operating income	17,546	(527)	17,019
Other (expense) income:
Interest expense	(1,817)	—	(1,817)
Gain on sale of operations, net	—	—	—
Other income, net	630	—	630
Total other expense, net	(1,187)	—	(1,187)
Income from continuing operations before income tax expense	16,359	(527)	15,832
Income tax expense	3,238	(125)	3,113
Income from continuing operations	13,121	(402)	12,719
Loss from discontinued operations, net of tax	(15)	—	(15)
Net income	$13,106	$(402)	$12,704

			Balances without
Six Months Ended June 30, 2018 Income Statement	As reported	Adjustments	adoption of Topic 606
Revenue	$498,731	$(981)	$497,750
Operating expenses	409,852	(29)	409,823
Gross margin	88,879	(952)	87,927
Corporate general and administrative expenses	20,021	—	20,021
Operating income	68,858	(952)	67,906
Other (expense) income:
Interest expense	(3,597)	—	(3,597)
Gain on sale of operations, net	663	—	663
Other expense, net	(599)	—	(599)
Total other expense, net	(3,533)	—	(3,533)
Income from continuing operations before income tax expense	65,325	(952)	64,373
Income tax expense	16,394	(239)	16,155
Income from continuing operations	48,931	(713)	48,218
Gain from discontinued operations, net of tax	26	—	26
Net income	$48,957	$(713)	$48,244

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

			Balances without
Six Months Ended June 30, 2018 Cash Flow Statement	As reported	Adjustments	adoption of Topic 606
Cash flows from operating activities:
Net income	$48,957	$(713)	$48,244
Adjustments to reconcile net income to net cash provided by operating activities:	18,908	—	18,908
Changes in assets and liabilities, net of acquisitions and divestitures:			—
Accounts receivable, net	(44,774)	2,440	(42,334)
Other assets	(4,955)	(41)	(4,996)
Accounts payable	18,796	(1,518)	17,278
Accrued personnel costs	(3,302)	13	(3,289)
Other liabilities	(2,617)	(181)	(2,798)
Other	10,245	—	10,245
Operating cash flows provide by continuing operations	41,258	—	41,258
Operating cash flows used in discontinued operations	(152)	—	(152)
Net cash provided by operating activities	41,106	—	41,106
Net provided by investing activities	42,471	—	42,471
Net cash used in financing activities	(75,530)	—	(75,530)
Net increase in cash, cash equivalents and restricted cash	8,047	—	8,047
Cash, cash equivalents and restricted cash at beginning of year	33,409	—	33,409
Cash, cash equivalents and restricted cash at end of period	$41,456	—	$41,456

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

Leases: In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” which supersedes ASC Topic 840, “Leases.” The new standard requires lessees to recognize a right-of-use asset and a lease on the balance sheet for all leases except for leases with a term of 12 months or less. For lessees, leases will continue to be classified as either operating or finance leases. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. We plan to adopt the standard on its effective date of January 1, 2019 and apply the package of practical expedients available to us upon adoption. The new standard requires a “modified retrospective” adoption, meaning the standard is applied to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.

We are currently evaluating and compiling a list of our real estate leases and other leases and analyzing the key lease agreement terms. Based on our analysis to date, we expect the new standard to have a material effect on our consolidated balance sheet. Based on the future minimum payments under non-cancellable operating leases as of June 30, 2018, we would expect to record approximately $200 million of lease related assets, discounted to fair value, on our consolidated balance sheet to both our assets and liabilities, with no impact on our equity. The new standard is not expected to have a material impact on our results of operations, our liquidity or our debt covenant compliance under our current credit agreements.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 3. Revenue

In accordance with the new revenue recognition standard requirements, the following table disaggregates our revenue by source (in thousands):

	Three Months Ended June 30, 2018
	Financial	Benefits &	National
	Services	Insurance	Practices	Consolidated
Accounting, tax, advisory and consulting	$151,737	$—	$—	$151,737
Core Benefits and Insurance Services	—	68,978	—	68,978
Non-core Benefits and Insurance Services	—	3,775	—	3,775
Managed networking, hardware services	—	—	6,121	6,121
National Practices consulting	—	—	2,030	2,030
Total revenue	$151,737	$72,753	$8,151	$232,641

	Six Months Ended June 30, 2018
	Financial	Benefits &	National
	Services	Insurance	Practices	Consolidated
Accounting, tax, advisory and consulting	$332,340	$—	$—	$332,340
Core Benefits and Insurance Services	—	143,100	—	143,100
Non-core Benefits and Insurance Services	—	6,983	—	6,983
Managed networking, hardware services	—	—	12,079	12,079
National Practices consulting	—	—	3,999	3,999
Other	—	—	230	230
Total revenue	$332,340	$150,083	$16,308	$498,731

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

Benefits and Insurance Services

Core Benefits and Insurance Services consists of group health benefits consulting, property and casualty, retirement plan services and payroll processing services. Revenue consists primarily of fee income for administering health and retirement plans and brokerage and agency commissions. Revenue also includes investment income related to client payroll funds that are held in CBIZ accounts, as is industry practice. Under the new revenue recognition standard, the cost to obtain a contract must be capitalized unless the contract period is one year or less. We have applied a practical expedient related to commissions paid internally and continue to expense the commissions as incurred since the majority of our contract periods are one year or less.

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

•

Contingent revenue arrangements are related to carrier-based performance targets. Due to the uncertainty of the outcome and the probability that a change in estimate would result in a significant reversal of revenue, we have applied a constraint on recording contingent revenue. Revenue will be recognized when the constraint has been lifted which is the earlier of written notification that the target has been achieved or cash collection. Contingent revenue is not a significant revenue stream to our consolidated financial position or results of operations.

Revenue related to property and casualty consists of (i) commissions and (ii) contingent revenue.

•

Commissions relating to agency billing arrangements (pursuant to which we bill the insured, collect the funds and forward the premium to the insurance carrier less our commission) and direct billing arrangements (pursuant to which the insurance carrier bills the insured directly and forwards the commission to us) are both recognized on the effective date of the policy. Commission revenue is reported net of reserves for estimated policy cancellations and terminations. The cancellation and termination reserve is based upon estimates and assumptions using historical cancellation and termination experience and other current factors to project future experience.

•

Contingent revenue arrangements related to carrier-based performance targets include claim loss experience and other factors. Due to the uncertainty of the outcome and the probability that a change in estimate would result in a significant reversal of revenue, we have applied a constraint on recording contingent revenue. Revenue will be recognized when the constraint has been lifted which is the earlier of written notification that the target has been achieved or cash collection. Contingent revenue is not a significant revenue stream to our consolidated financial position or results of operations.

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

•

Actuarial revenue is recognized over the contract period with performance measured in hours in relation to the expected total hours. Under certain defined benefit plan administration arrangements, we charge new clients an initial, non-refundable, set-up fee as part of a multi-year service agreement. Revenue and costs related to the set-up fees are deferred and recognized over the life of the contract or the expected customer relationship, whichever is longer.

Revenue related to payroll processing consists of a (i) fixed fee or (ii) variable fee based on a price per employee or check processed. Revenue is recognized when the actual payroll processing occurs. Our customers benefit from each month of service on its own and although volume and the variability may differ month to month, the obligation to perform substantially remains the same.

Non-core Benefits and Insurance Services consists of transactional businesses that tend to fluctuate. These include life insurance, wholesale agency benefits and talent and compensation services.

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

Transaction Price Allocated to Future Obligations

The new revenue recognition standard requires us to disclose the aggregate amount of transaction price allocated to performance obligations that have not yet been satisfied as of June 30, 2018. The guidance provides certain practical expedients that limit this requirement, including performance obligations that are part of a contract that is one year or less. Since the majority of our contracts are one year or less, we have applied this practical expedient related to quantifying remaining performance obligations.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 4. Accounts Receivable, Net

Accounts receivable, net, at June 30, 2018 and December 31, 2017 were as follows (in thousands):

	June 30,	December 31,
	2018	2017
Trade accounts receivable	$181,572	$139,730
Unbilled revenue, at net realizable value	79,527	62,397
Total accounts receivable	261,099	202,127
Allowance for doubtful accounts	(15,460)	(13,827)
Accounts receivable, net	$245,639	$188,300

Note 5. Goodwill and Other Intangible Assets, Net

The components of goodwill and other intangible assets, net, at June 30, 2018 and December 31, 2017 were as follows (in thousands):

	June 30,	December 31,
	2018	2017
Goodwill	$560,688	$528,424
Intangible assets:
Client lists	180,070	177,221
Other intangible assets	9,366	8,767
Total intangible assets	189,436	185,988
Total goodwill and intangibles assets	750,124	714,412
Accumulated amortization:
Client lists	(105,048)	(97,063)
Other intangible assets	(4,764)	(4,143)
Total accumulated amortization	(109,812)	(101,206)
Goodwill and other intangible assets, net	$640,312	$613,206

Note 6. Depreciation and Amortization

Depreciation and amortization expense for property and equipment and intangible assets for the three and six months ended June 30, 2018 and 2017 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Operating expenses	$5,825	$5,546	$11,507	$11,089
Corporate general and administrative expenses	76	92	169	190
Total depreciation and amortization expense	$5,901	$5,638	$11,676	$11,279

Note 7. Debt and Financing Arrangements

On April 3, 2018, we amended and restated our $400 million unsecured credit facility (as so amended and restated, the “2018 credit facility”), by and among CBIZ Operations, Inc., CBIZ, Inc., and Bank of America, N.A., as administrative agent and bank, and other participating banks. The 2018 credit facility amends and restates our credit agreement (prior to being amended and restated by the 2018 credit facility, the “2014 credit facility”), dated as of July 28, 2014, as amended by the First Amendment to credit agreement, dated as of April 10, 2015, and as amended by the Second Amendment to credit agreement, as filed on November 3, 2015.

The 2018 credit facility extends the maturity date from 2019 to 2023, and continues to provide for a $400 million revolving loan commitment. The 2018 credit facility improves our borrowing margin related to leverage ratio and

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

increases the flexibility of certain covenant baskets, as compared to the 2014 credit facility. In connection with our 2018 credit facility, we incurred approximately $1.1 million of financing costs during the second quarter of 2018, which have been deferred as other assets on our Consolidated Balance Sheets. These deferred financing costs are being amortized as interest expense on a straight line basis over the term of 2018 credit facility.

The 2018 credit facility provides us with the capital necessary to meet our working capital needs as well as the flexibility to continue with our strategic initiatives, including business acquisitions and share repurchases. In addition to the discussion below, refer to our Annual Report on Form 10-K for the year ended December 31, 2017 for additional details of our debt and financing arrangements.

Bank Debt

The balance outstanding under the 2018 credit facility and the 2014 credit facility was $180.2 million and $178.5 million at June 30, 2018 and December 31, 2017, respectively.

Rates for the three months ended June 30, 2018 and 2017 were as follows:

	Six Months Ended
	June 30,
	2018	2017
Weighted average rates	3.03%	2.60%
Range of effective rates	2.37% - 5.00%	2.19% - 4.75%

We have approximately $200 million of available funds under the 2018 credit facility at June 30, 2018, net of outstanding letters of credit of $0.9 million. As of June 30, 2018, we were in compliance with our debt covenants.

Interest Expense

During the three months ended June 30, 2018 and 2017, interest expense under the 2018 credit facility and the 2014 credit facility was $1.8 million and $1.7 million, respectively. During the six months ended June 30, 2018 and 2017, interest expense under the 2018 credit facility and 2014 credit facility was $3.6 million and $3.2 million, respectively.

Note 8. Commitments and Contingencies

Letters of Credit and Guarantees

We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $0.9 million and $2.3 million at June 30, 2018 and December 31, 2017, respectively. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.9 million and $2.5 million at June 30, 2018 and December 31, 2017, respectively.

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

Note 9. Financial Instruments

Bonds

We held corporate and municipal bonds with par values totaling $52.6 million and $49.5 million at June 30, 2018 and December 31, 2017, respectively. All bonds are investment grade and are classified as available-for-sale. These bonds have maturity or callable dates ranging from July 2018 through November 2023, and are included in “Funds held for clients – current” in the accompanying Consolidated Balance Sheets based on our intent and ability to sell these investments at any time under favorable conditions. The following table summarizes our bond activity for the six months ended June 30, 2018 and the twelve months ended December 31, 2017 (in thousands):

	Six Months Ended	Twelve Months Ended
	June 30, 2018	December 31, 2017
Fair value at beginning of period	$51,101	$44,573
Purchases	10,345	15,546
Redemptions	(1,098)	(940)
Maturities	(6,175)	(7,845)
Decrease in bond premium	(48)	(160)
Fair market value adjustment	(451)	(73)
Fair value at end of period	$53,674	$51,101

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

During the second quarter of 2018, we entered into an additional interest rate swap with a notional value of $15 million at a fixed interest rate of 2.64% maturing in 5 years.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following table summarizes our outstanding interest rate swaps and their classification in the accompanying Consolidated Balance Sheets at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	Notional	Fair
	Amount	Value	Balance Sheet Location
Interest rate swaps	$70,000	$1,892	Other non-current assets
Interest rate swaps	$15,000	$58	Other current assets

	December 31, 2017
	Notional	Fair
	Amount	Value	Balance Sheet Location
Interest rate swaps	$55,000	$1,055	Other non-current assets
Interest rate swaps	$15,000	$76	Other current assets

Under the terms of the interest rate swaps, we pay interest at a fixed rate of interest plus applicable margin as stated in the agreement, and receive interest that varies with the one-month LIBOR. The notional value, fixed rate of interest and expiration date of each interest rate swap as of June 30, 2018 is (i) $15 million – 1.155%, (ii) $25 million – 1.300% - October 2020, (iii) $10 million – 1.120% - February 2021, (iv) $20 million – 1.770% - May 2022, and (v) $15 million – 2.64% - June 2023. Refer to Note 10, Fair Value Measurements, for additional disclosures regarding fair value measurements.

The following table summarizes the effects of the interest rate swaps on the accompanying Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Gain (Loss) Recognized in AOCL, net of tax		(Loss) Gain Reclassified from AOCL into Expense
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest rate swap	$176	$(22)	$(87)	$42

	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest rate swap	$626	$71	$(125)	$100

Note 10. Fair Value Measurements

The following table summarizes our assets and liabilities at June 30, 2018 and December 31, 2017, respectively, that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (in thousands):

	Level	June 30, 2018	December 31, 2017
Deferred compensation plan assets	1	$89,987	$85,589
Corporate and municipal bonds	1	$53,674	$51,101
Deferred compensation plan liabilities	1	$(89,987)	$(85,589)
Interest rate swaps	2	$1,950	$1,131
Contingent purchase price liabilities	3	$(46,528)	$(37,574)

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

During the six months ended June 30, 2018 and 2017, there were no transfers between the valuation hierarchy Levels 1, 2 and 3. The following table summarizes the change in Level 3 fair values of our contingent purchase price liabilities for the six months ended June 30, 2018 and 2017 (pre-tax basis) (in thousands):

	2018	2017
Beginning balance – January 1	$(37,574)	$(33,709)
Additions from business acquisitions	(12,361)	(17,526)
Settlement of contingent purchase price liabilities	6,457	7,253
Change in fair value of contingencies	(2,562)	1,032
Change in net present value of contingencies	(488)	(276)
Ending balance – June 30	$(46,528)	$(43,226)

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

Note 11. Other Comprehensive Income

The following table is a summary of other comprehensive income and discloses the tax impact of each component of other comprehensive income for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net unrealized gain (loss) on available-for-sale securities, net of income taxes (1)	$4	$62	$(326)	$151
Net unrealized gain (loss) on interest rate swaps, net of income taxes (2)	176	(22)	626	71
Foreign currency translation	(6)	(3)	(12)	(5)
Total other comprehensive income	$174	$37	$288	$217

(1)

Net of income tax expense of $1 and $41 for the three months ended June 30, 2018 and 2017, respectively, and net of income tax (benefit) expense of ($121) and $100 for the six months ended June 30, 2018 and 2017, respectively.

(2)

Net of income tax expense (benefit) of $54 and ($13) for the three months ended June 30, 2018 and 2017, respectively, and net of income tax expense of $193 and $42 for the six months ended June 30, 2018 and 2017, respectively.

Accumulated other comprehensive income (loss), net of tax, was approximately $0.1 million and ($0.2) million for the period ending June 30, 2018 and December 31, 2017, respectively. Accumulated other comprehensive income

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

(loss) consisted of adjustments, net of tax, for unrealized gains and losses on available-for-sale securities and interest rate swaps, and foreign currency translation.

Note 12. Employee Share Plans

We grant various share-based awards under the CBIZ, Inc. 2014 Stock Incentive Plan (the “2014 Plan”), which expires in 2024. The terms and vesting schedules for the share-based awards vary by type and date of grant. A maximum of 9.6 million stock options, shares of restricted stock or other stock-based compensation awards may be granted. Shares subject to award under the 2014 Plan may be either authorized but unissued shares of CBIZ common stock or treasury shares. Compensation expense for stock-based awards recognized during the three and six months ended June 30, 2018 and 2017 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Stock options	$1,030	$524	$1,548	$1,050
Restricted stock awards	1,383	891	2,302	1,740
Total stock-based compensation expense	$2,413	$1,415	$3,850	$2,790

Stock award activity during the six months ended June 30, 2018 was as follows (in thousands, except per share data):

	Stock Options		Restricted Stock Awards
	Number of Options	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant-Date Fair Value (1)
Outstanding at beginning of year	3,844	$9.67	724	$11.78
Granted	642	$19.45	272	$18.77
Exercised or released	(616)	$7.19	(362)	$11.19
Expired or canceled	—	$—	—	$—
Outstanding at June 30, 2018	3,870	$11.69	634	$15.33
Exercisable at June 30, 2018	2,254	$9.03

(1)	Represents weighted average market value of the shares; awards are granted at no cost to the recipients.

We utilized the Black-Scholes-Merton options-pricing model to determine the fair value of stock options on the date of grant. The fair value of stock options granted during the second quarter of 2018 was $4.73. The following weighted average assumptions were utilized:

Six Months Ended June 30,
Expected volatility (1)	22.04%
Expected option life (years) (2)	4.62
Risk-free interest rate (3)	2.80%
Expected dividend yield (4)	0.00%

(1)	The expected volatility assumption was determined based upon the historical volatility of our stock price, using daily price intervals.
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

Note 13. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the three and six months ended June 30, 2018 and 2017 (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Income from continuing operations	$13,121	$11,416	$48,931	$36,442
Denominator:
Basic
Weighted average common shares outstanding	54,594	53,968	54,334	53,632
Diluted
Stock options (1)	1,550	1,544	1,500	1,524
Restricted stock awards (1)	290	319	329	374
Contingent shares (2)	3	—	3	—
Diluted weighted average common shares outstanding	56,437	55,831	56,166	55,530
Basic earnings per share from continuing operations	$0.24	$0.21	$0.90	$0.68
Diluted earnings per share from continuing operations	$0.23	$0.20	$0.87	$0.66

(1)

A total of 0.4 million and 0.7 million share based awards were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2018, respectively, and a total of 0.5 million and 0.2 million share based awards were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2017, respectively, as their effect would be anti-dilutive.

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

2018

During the first half of 2018, we acquired substantially all of the assets of two businesses; InR Advisory Services, LLC (“InR”), effective April 1, 2018, and Laurus Transaction Advisors, LLC (“Laurus”), effective February 1, 2018. InR, located in Media, Pennsylvania, provides investment advisory services for public and private sector clients and non-profit organizations. Operating results of InR are reported in the Benefits and Insurance Services practice group. Laurus, located in Denver, Colorado, provides financial and accounting due diligence and advisory services with respect to mergers and acquisition transactions to private equity groups and public and private sector companies. Operating results for Laurus are reported in the Financial Services practice group.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Aggregate consideration for the InR and Laurus acquisitions consisted of approximately $23.4 million in cash consideration, $0.9 million in CBIZ common stock and $12.4 million in contingent consideration. Under the terms of these acquisition agreements, a portion of the purchase price is contingent on future performance of the business acquired. The maximum potential undiscounted amount of all future payments that we could be required to make under the contingent arrangements is $12.4 million, of which $3.4 million was recorded in “Contingent purchase price liability – current” and $9 million was recorded in “Contingent purchase price liability – non-current” in the accompanying Consolidated Balance Sheets at June 30, 2018. Refer to Note 10, Fair Value Measurements, for additional information regarding contingent purchase price liability fair value and fair value adjustments.

Annualized revenue for these acquisitions is estimated to be approximately $9.1 million. Pro forma results of operations for these acquisitions have not been presented because the effects of the acquisitions were not significant to our “Income from continuing operations before income taxes.”

2017

During the first half of 2017, we acquired substantially all of the assets of three businesses; CMF Associates, LLC (“CMF”), effective June 1, 2017, Slaton Insurance (“Slaton”), effective June 1, 2017, and Pacific Coastal Pension and Insurance Services, Inc. (“Pacific Coastal”), effective February 1, 2017. CMF, located in Philadelphia, provides various financial consulting, executive search and deal origination services. Operating results of CMF are reported in the Financial Services practice group. Slaton, located in West Palm Beach, Florida, is a full service insurance brokerage firm offering clients a complete line of services including commercial lines, risk management and employee benefits. Pacific Coastal, located in Morgan Hill, California, provides defined contribution third party administrative and consulting services. Operating results for both Slaton and Pacific Coastal are reported in the Benefits and Insurance Services practice group.

Aggregate consideration for these acquisitions consisted of approximately $23.7 million in cash consideration, $2 million in CBIZ common stock and $17.5 million in contingent consideration. The maximum potential undiscounted amount of all future payments that we could be required to make under the contingent arrangements is $17.5 million, of which $5.9 million was recorded in “Contingent purchase price liability – current” and $11.6 million was recorded in “Contingent purchase price liability – non-current” in the accompanying Consolidated Balance Sheets at June 30, 2017.

Annualized revenue for these acquisitions is estimated to be approximately $23.2 million. Pro forma results of operations for these acquisitions have not been presented because the effects of the acquisitions were not significant to our “Income from continuing operations before income taxes.”

The following table summarizes the amounts of identifiable assets acquired, liabilities assumed and aggregate purchase price for the acquisitions for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended
	June 30,
	2018	2017
Cash	$306	$843
Accounts receivable, net	1,920	4,338
Property and equipment, net	$—	$24
Other assets	12	151
Identifiable intangible assets	3,864	3,115
Current liabilities	(1,717)	(4,716)
Total identifiable net assets	$4,385	$3,755
Goodwill	32,255	39,460
Aggregate purchase price	$36,640	$43,215

The goodwill of $32.3 million and $39.5 million arising from the acquisitions in the first half of 2018 and 2017, respectively, primarily results from expected future earnings and cash flows from the existing management team, as well as the synergies created by the integration of the new business within our organization, including cross-selling opportunities expected with our Financial Services practice group and the Benefits and Insurance Services practice group, to help strengthen our existing service offerings and expand our market position. All of the goodwill is deductible for income tax purposes.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Client Lists

During the six months ended June 30, 2018, we did not purchase any client lists. During the same period in 2017, we purchased one client list which is reported in the Benefits and Insurance Services practice group for $0.7 million of contingent consideration.

Change in Contingent Purchase Price Liability for Previous Acquisitions

During the first half of 2018 and 2017, the fair value of the contingent purchase price liability related to prior acquisitions increased by $3.1 million and $0.8 million, respectively. The change in fair value during the first half of 2018 is mostly attributable to the change in stock price related to the mark-to-market adjustment of future common stock issuances, while the change in fair value for the first half of 2017 is due to the subsequent measurement adjustment based on projected future results of the acquired businesses. These adjustments are included in “Other income (expense), net” in the accompanying Consolidated Statements of Comprehensive Income.

Contingent Payments for Previous Acquisitions and Client Lists

We paid $4.1 million in cash and issued approximately 56,000 shares of our common stock during the six months ended June 30, 2018 for previous acquisitions. For the same period in 2017, we paid $4.8 million in cash and issued approximately 177,000 shares of our common for previous acquisitions. For the first half of 2018 and 2017, we paid approximately $0.6 million and $0.7 million in cash for previous client list purchases.

Note 15. Discontinued Operations and Divestitures

We will divest (through sale or closure) business operations that do not contribute to our long-term objectives for growth, or that are not complementary to our target service offerings and markets.

Discontinued Operations

Discontinued operations primarily consist of two small businesses under the Financial Services segment that were sold in 2015. During the first half of both 2018 and 2017, we did not discontinue the operations of any of our businesses.

Divestitures

Divested operations and assets that do not qualify for treatment as discontinued operations are recorded as “Gain on sale of operations, net” in the accompanying Consolidated Statements of Comprehensive Income. We recorded a gain of $0.7 million in the first half of 2018, related to a small book of business under the Benefits and Insurance Services practice group.

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

Accounting policies of the practice groups are the same as those described in Note 1, Basis of Presentation and Significant Accounting Policies, to the Annual Report on Form 10-K for the year ended December 31, 2017. Upon consolidation, intercompany accounts and transactions are eliminated, thus inter-segment revenue is not included in the measure of profit or loss for the practice groups. Performance of the practice groups is evaluated on operating income excluding those costs listed above, which are reported in the “Corporate and Other” segment.

Segment information for the three and six months ended June 30, 2018 and 2017 is presented below. We do not manage our assets on a segment basis, therefore segment assets are not presented below.

	Three Months Ended June 30, 2018
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$151,737	$72,753	$8,151	$—	$232,641
Operating expenses	129,070	61,165	7,567	7,300	205,102
Gross margin	22,667	11,588	584	(7,300)	27,539
Corporate general & admin	—	—	—	9,993	9,993
Operating income (loss)	22,667	11,588	584	(17,293)	17,546
Other (expense) income:
Interest expense	—	(15)	—	(1,802)	(1,817)
Other (expense) income, net	(17)	30	—	617	630
Total other (expense) income	(17)	15	—	(1,185)	(1,187)
Income (loss) from continuing operations before income tax expense	$22,650	$11,603	$584	$(18,478)	$16,359

	Three Months Ended June 30, 2017
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$132,591	$70,559	$7,866	$—	$211,016
Operating expenses	115,851	59,877	7,235	5,157	188,120
Gross margin	16,740	10,682	631	(5,157)	22,896
Corporate general & admin	—	—	—	9,232	9,232
Operating income (loss)	16,740	10,682	631	(14,389)	13,664
Other income (expense):
Interest expense	—	(9)	—	(1,683)	(1,692)
Gain on sale of operations, net	—	—	—	23	23
Other income (expense), net	28	120	(9)	3,625	3,764
Total other income (expense)	28	111	(9)	1,965	2,095
Income (loss) from continuing operations before income tax expense	$16,768	$10,793	$622	$(12,424)	$15,759

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Segment information for the six months ended June 30, 2018 and 2017 was as follows (in thousands):

	Six Months Ended June 30, 2018
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$332,340	$150,083	$16,308	$—	$498,731
Operating expenses	262,103	122,298	14,842	10,609	409,852
Gross margin	70,237	27,785	1,466	(10,609)	88,879
Corporate general & admin	—	—	—	20,021	20,021
Operating income (loss)	70,237	27,785	1,466	(30,630)	68,858
Other income (expense):
Interest expense	—	(89)	—	(3,508)	(3,597)
Gain on sale of operations, net	—	—	—	663	663
Other income (expense), net	248	222	—	(1,069)	(599)
Total other income (expense)	248	133	—	(3,914)	(3,533)
Income (loss) from continuing operations before income tax expense	$70,485	$27,918	$1,466	$(34,544)	$65,325

	Six Months Ended June 30, 2017
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$291,224	$145,723	$15,528	$—	$452,475
Operating expenses	235,240	120,019	14,242	11,385	380,886
Gross margin	55,984	25,704	1,286	(11,385)	71,589
Corporate general & admin	—	—	—	18,000	18,000
Operating income (loss)	55,984	25,704	1,286	(29,385)	53,589
Other income (expense):
Interest expense	—	(20)	—	(3,189)	(3,209)
Gain on sale of operations, net	—	—	—	45	45
Other income (expense), net	43	216	(9)	6,251	6,501
Total other income (expense)	43	196	(9)	3,107	3,337
Income (loss) from continuing operations before income tax expense	$56,027	$25,900	$1,277	$(26,278)	$56,926

Note 17. Subsequent Events

Subsequent to June 30, 2018 and through July 31, 2018, we repurchased approximately 0.1 million shares in the open market at a total cost of $1.2 million under our current Rule 10b5-1 trading plan, which allows us to repurchase shares below a predetermined price per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we”, “us”, “our”, "CBIZ" or the "Company" shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.

The following discussion is intended to assist in the understanding of our financial position at June 30, 2018 and December 31, 2017, results of operations for the three months and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2017. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2017.

Overview

We provide professional business services, products and solutions that help our clients grow and succeed by better managing their finances and employees. These services are provided to businesses of various sizes, as well as individuals, governmental entities and not-for-profit enterprises throughout the United States and parts of Canada. We deliver integrated services through three practice groups: Financial Services, Benefits and Insurance Services, and National Practices. Refer to Note 16, Segment Disclosures, to the accompanying consolidated financial statements for a general description of services provided by each practice group.

Refer to the Annual Report on Form 10-K for the year ended December 31, 2017 for further discussion of our business and strategies, as well as the external relationships and regulatory factors that currently impact our operations.

Executive Summary

Revenue for the three months ended June 30, 2018 increased $21.6 million, or 10.2%, to $232.6 million from $211 million for the same period in 2017. The increase in revenue was attributable to an increase in same-unit revenue of $12.4 million, or 5.9%, and newly acquired operations of $9.2 million, or 4.3%.

Revenue for the six months ended June 30, 2018 increased $46.2 million, or 10.2%, to $498.7 million from $452.4 million for the same period in 2017. The increase in revenue was attributable to an increase in same-unit revenue of $26.4 million, or 5.8%, and newly acquired operations of $19.8 million, or 4.4%. A detailed discussion of revenue by practice group is included under “Operating Practice Groups.”

Income from continuing operations was $13.1 million, or $0.23 per diluted share, in the second quarter of 2018, compared to $11.4 million, or $0.20 per diluted share, in the second quarter of 2017. For the first half of 2018, income from continuing operations was $48.9 million, or $0.87 per diluted share, compared to $36.4 million, or $0.66 per diluted share, for the same period in 2017. Refer to “Results of Operations – Continuing Operations” for a detailed discussion of the components of income from continuing operations.

Strategic Use of Capital

Our first priority for the use of capital is to make strategic acquisitions. We have the financing flexibility and the capacity to carry out an active acquisition program and to take an opportunistic approach towards using funds to repurchase shares.

In the first quarter of 2018, the CBIZ Board of Directors authorized the purchase of up to 5 million shares of our common stock under our Share Repurchase Program (the “Share Repurchase Program”), which may be suspended or discontinued at any time and expires on April 1, 2019. The shares may be purchased in open market, privately negotiated or Rule 10b5-1 trading plan purchases, which may include purchases from our employees, officers and directors, in accordance with the Securities and Exchange Commission (the “SEC”) rules. CBIZ management will determine the timing and amount of the transactions based on its evaluation of market conditions and other factors.

•

During the second quarter of 2018, we acquired InR Advisory Services, LLC (“InR”), an investment advisory services firm with clients in the public and private sector as well as non-profit organizations. For further discussion regarding acquisitions, refer to Note 14, Acquisitions, to the accompanying consolidated financial statements.

•

We repurchased approximately 94,000 shares of our common stock at a total aggregate cost of approximately $2 million, during the second quarter, under a Rule 10b5-1 trading plan, which allows us to repurchase shares below a predetermined price per share. In the first half of 2018, we repurchased approximately 129 thousand shares of our common stock at a total cost of approximately $2.7 million.

Amended and Restated Credit Agreement

On April 3, 2018, we amended and restated our $400 million unsecured credit facility (as so amended and restated, the “2018 credit facility”) by and among CBIZ Operations, Inc., CBIZ, Inc., and Bank of America, N.A., as administrative agent and bank, and other participating banks. The 2018 credit facility amends and restates the previous credit facility, extends the maturity date from 2019 to 2023, and continues to provide for a $400 million revolving loan commitment. The 2018 credit facility improves our borrowing margin and increases the flexibility of certain covenant baskets, as compared to the previous credit facility.

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

Tax Cuts and Jobs Act of 2017 (the “Tax Act”)

On December 22, 2017, the Tax Act was signed into law, which reduced the maximum corporate income tax rate from 35% to 21% beginning in 2018. As a result, our effective tax rate was 25.1% for the first half of 2018 compared to 36% for the first half of 2017. As a result of the Tax Act, our diluted earnings per share from continuing operations increased by $0.03 during the second quarter of 2018 and by $0.14 during the six months ended June 30, 2018.

Recent Accomplishments and Other Events

100 Best Workplaces for Millennials – In June 2018, we were selected and honored amongst 100 recipients as one of the “2018 Best Workplaces for Millennials” by Great Place to Work and Fortune magazine. CBIZ ranked #70 out of 100 companies.

2018 America’s Best Mid-Size Employer – In May 2018, we were named one of “2018 America’s Best Mid-Size Employers” by Forbes magazine. CBIZ ranked #267 out of 500 companies.

Alliance for Workplace Excellence – In April 2018, we were recognized for three awards by the Alliance for Workplace Excellence (“AWE”).

•	2018 AWE Workplace Excellence Seal of Approval for demonstrating an outstanding commitment to overall workplace quality.
•	2018 AWE Health & Wellness Seal of Approval for demonstrating an outstanding commitment to employee health and wellness.
•	2018 AWE Certificate of Recognition - Best Practices for Supporting Workers 50+. CBIZ was among only eight organizations who achieved this distinction.

Best Workplace in Consulting and Professional Services – In April 2018, we were named one of the “2018 Best Workplaces in Consulting and Professional Services” by Great Place to Work and Fortune magazine. CBIZ ranked #15 out of 20 companies.

Results of Operations – Continuing Operations

Revenue

The following tables summarize total revenue for the three and six months ended June 30, 2018 and 2017 (in thousands except percentages).

	Three Months Ended June 30,
	2018	% of Total	2017	% of Total	$ Change	% Change
Financial Services	$151,737	65.2%	$132,591	62.8%	$19,146	14.4%
Benefits and Insurance Services	72,753	31.3%	70,559	33.5%	2,194	3.1%
National Practices	8,151	3.5%	7,866	3.7%	285	3.6%
Total CBIZ	$232,641	100.0%	$211,016	100.0%	$21,625	10.2%

	Six Months Ended June 30,
	2018	% of Total	2017	% of Total	$ Change	% Change
Financial Services	$332,340	66.6%	$291,224	64.4%	$41,116	14.1%
Benefits and Insurance Services	150,083	30.1%	145,723	32.2%	4,360	3.0%
National Practices	16,308	3.3%	15,528	3.4%	780	5.0%
Total CBIZ	$498,731	100.0%	$452,475	100.0%	$46,256	10.2%

A detailed discussion of same-unit revenue by practice group is included under “Operating Practice Groups.”

Operating Expenses

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
	(In thousands, except percentages)
Operating expenses	$205,102	$188,120	$16,982	9.0%
Operating expenses % of revenue	88.2%	89.1%		(90 bps)

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
	(In thousands, except percentages)
Operating expenses	$409,852	$380,886	$28,966	7.6%
Operating expenses % of revenue	82.2%	84.2%		(200 bps)

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

Three months ended June 30, 2018 compared to June 30, 2017. The majority of our operating expenses relate to personnel costs, which includes (i) salaries and benefits, (ii) commissions paid to producers (iii) incentive compensation, and (iv) share-based compensation. The increase in our operating costs is largely the result of an increase in personnel costs of $14.7 million, or 10%, to support our growth in revenue, with acquisitions contributing approximately $5.2 million to personnel costs. Operating costs as a percentage of revenue decreased in the second quarter of 2018 primarily due to leveraging personnel costs and other operating expenses with the increase in revenue. Personnel costs are discussed in further detail under “Operating Practice Groups.” Travel costs primarily attributable to the growth in our advisory business in the Financial Services practice group are also contributing to the increase in operating costs. Travel-related expenses increased $1.4 million, or 21.2%.

The non-qualified deferred compensation added expense of $1.8 million in the second quarter of 2018 compared to expense of $2 million during the same period in 2017. Excluding the non-qualified deferred compensation expenses, operating expenses would have been $203.3 million and $186.1 million, or 87.4% and 88.2% of revenue, for the second quarter of 2018 and 2017, respectively. The remaining fluctuation consists of other operating expenses, none of which are individually significant.

Six months ended June 30, 2018 compared to June 30, 2017. The increase in operating costs and the decrease as a percentage of revenue for the first half of 2018 is due to the same factors as discussed above in the quarterly section. Personnel costs increased $27.1 million, or 9.1%, with acquisitions contributing $11.6 million to personnel costs. Travel-related expenses contributed an increase of $2.5 million, or 18.7%. The remaining fluctuation consists of other operating expenses, none of which are individually significant.

The non-qualified deferred compensation added expense of $1.7 million for the first half of 2018 compared to expense of $4.9 million during the same period in 2017. Excluding the non-qualified deferred compensation expenses, operating expenses would have been $408.1 million and $375.9 million, or 81.8% and 83.1% of revenue, for the first half of 2018 and 2017, respectively.

Corporate General & Administrative (“G&A”) Expenses

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
	(In thousands, except percentages)
G&A expenses	$9,993	$9,232	$761	8.2%
G&A expenses % of revenue	4.3%	4.4%		(10 bps)

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
	(In thousands, except percentages)
G&A expenses	$20,021	$18,000	$2,021	11.2%
G&A expenses % of revenue	4.0%	4.0%		-

Three months ended June 30, 2018 compared to June 30, 2017. The increase in our G&A expenses is primarily due to a $0.3 million, or 4.9%, increase in personnel costs mostly related to an increase in incentive-based compensation. G&A expenses as a percentage of revenue decreased in the second quarter of 2018 primarily due to leveraging personnel costs and other G&A expenses with the increase in revenue. Personnel costs were $5.7 million, or 2.4% of revenue, in the second of quarter of 2018 compared to $5.4 million, or 2.6% of revenue, for the same period in 2017. G&A expenses, excluding the impact of the non-qualified deferred compensation plan, would have been $9.8 million and $9 million, or 4.2% and 4.3% of revenue, for the second quarter of 2018 and 2017, respectively.

Six months ended June 30, 2018 compared to June 30, 2017. Our G&A expenses increased primarily due to the same factors as discussed above in the quarterly section. Personnel costs increased by $1.8 million, or 17.4%, due to an increase in incentive-based compensation. G&A expenses, excluding the impact of the non-qualified deferred compensation plan, would have been $19.9 million and $17.5 million, or 4% and 3.9% of revenue, for the first half of 2018 and 2017, respectively.

Other (Expense) Income, Net

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
	(In thousands, except percentages)
Interest expense	$(1,817)	$(1,692)	$(125)	7.4%
Gain on sale of operations, net	-	23	(23)	(100.0)%
Other income, net	630	3,764	(3,134)	(83.3)%
Total other (expense) income, net	$(1,187)	$2,095	$(3,282)	(156.7)%

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
	(In thousands, except percentages)
Interest expense	$(3,597)	$(3,209)	$(388)	12.1%
Gain on sale of operations, net	663	45	618	NM
Other (expense) income, net	(599)	6,501	(7,100)	(109.2)%
Total other (expense) income, net	$(3,533)	$3,337	$(6,870)	(205.9)%

Interest Expense

Three and six months ended June 30, 2018 compared with June 30, 2017. Interest expense for the three and six months ended June 30, 2018 increased slightly from the same period in 2017. For the second quarter of 2018, our average debt balance and interest rate was $209.1 million and 3.07%, compared to $214.2 million and 2.67% for the second quarter of 2017. For the first half of 2018, our average debt balance and interest rate was $202.3 million and 3.03%, compared to $206.9 million and 2.60% for the first half of 2017. Our debt is further discussed in Note 7, Debt and Financing Arrangements, to the accompanying consolidated financial statements.

Gain on Sale of Operations, Net

Three and six months ended June 30, 2018 compared with June 30, 2017. We sold a book of business under the Benefits and Insurance Services practice group during the first half of 2018 for a net gain of $0.7 million.

Other Income (Expense), Net

Three and six months ended June 30, 2018 compared with June 30, 2017. Other income (expense), net includes a net gain of $2 million and $2.2 million for the second quarter of 2018 and 2017, respectively, associated with the value of investments held in a rabbi trust related to the non-qualified deferred compensation plan. Adjustments to the fair value of our contingent purchase price liability related to prior acquisitions contributed expense of $1.4 million during the second quarter of 2018 compared to income of $1.4 million for the same period in 2017.

Other income (expense), net includes a net gain of $1.9 million and $5.5 million for the second half of 2018 and 2017, respectively, associated with the non-qualified deferred compensation plan as explained above. Adjustments to the fair value of our contingent purchase price liability related to prior acquisitions contributed expense of $3.1 million during the first half of 2018 compared to income of $0.8 million for the same period in 2017. Also included in other income (expense) net, for the first half of 2018 is $0.6 million in proceeds from business interruption insurance related to Hurricane Irma.

Income Tax Expense

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
	(In thousands, except percentages)
Income tax expense	$3,238	$4,343	$(1,105)	(25.4)%
Effective tax rate	19.8%	27.6%

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
	(In thousands, except percentages)
Income tax expense	$16,394	$20,484	$(4,090)	(20.0)%
Effective tax rate	25.1%	36.0%

Three and six months ended June 30, 2018 compared with June 30, 2017. The decrease in our effective tax rate is mostly attributable to the Tax Act signed into law on December 22, 2017, which permanently reduces the corporate income tax rate. The excess tax benefit related to stock compensation accounting also has an impact on the decrease in our effective tax rate.

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

Financial Services

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$143,680	$132,591	$11,089	8.4%
Acquired businesses	8,057	—	8,057
Total revenue	$151,737	$132,591	$19,146	14.4%
Operating expenses	129,070	115,851	13,219	11.4%
Gross margin	$22,667	$16,740	$5,927	35.4%
Gross margin percent	14.9%	12.6%

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$314,455	$291,224	$23,231	8.0%
Acquired businesses	17,885	—	17,885
Total revenue	$332,340	$291,224	$41,116	14.1%
Operating expenses	262,103	235,240	26,863	11.4%
Gross margin	$70,237	$55,984	$14,253	25.5%
Gross margin percent	21.1%	19.2%

Three months ended June 30, 2018 compared to June 30, 2017

Revenue

The Financial Services practice group revenue during the second quarter of 2018 grew by 14.4% to $151.7 million from $132.6 million in the second quarter of 2017, primarily reflecting same-unit growth of 11.1 million, or 8.4%, driven by those units that provide national services, which increased by $7.1 million, or 13.8%, as well as those units that provide traditional accounting and tax related services, which increased by $3.9 million, or 4.8%. This practice group benefited from project work and growth in the governmental health care compliance business, as well as higher pricing and an increase in billable hours in those units that provide traditional accounting and tax-related services.

The acquisitions of Laurus Transaction Advisors, LLC (“Laurus”), acquired February 1, 2018; McKay & Carnahan, Inc. (“McKay”), acquired December 1, 2017, and CMF Associates, LLC. (“CMF”), acquired June 1, 2017, added approximately $8.1 million of incremental revenue.

We provide a range of services to affiliated CPA firms under joint referral and administrative service agreements (“ASAs”). Fees earned under the ASAs are recorded as revenue in the accompanying Consolidated Statements of Comprehensive Income and were approximately $39.9 million and $39.4 million for the three months ended June 30, 2018 and 2017, respectively.

Operating Expenses

Operating expenses increased by $13.2 million, or 11.4%, during the second quarter of 2018, but decreased to 85.1% of revenue from 87.4% of revenue for the prior year, primarily due to leveraging personnel costs and other operating expenses with the increase in revenue. Personnel costs increased by $10.9 million, or 11.6%, with acquisitions contributing approximately $4.6 million to the increase in personnel costs. Travel costs attributable to the growth in our advisory business are also contributing to the increase in operating expenses. Travel-related costs increased $1.2 million, or 27.9%.

Six months ended June 30, 2018 compared to June 30, 2017

Revenue

Revenue for the first half of 2018 grew by 14.1% to $332.3 million from $291.2 million in 2017. Same-unit growth of $23.2 million, or 8%, was driven by those units that provide national services, which increased by $12.7 million, or 13%, as well as those units that provide traditional accounting and tax related services, which increased by $9.3 million, or 5.5%, due to the same factors as discussed above in the quarterly section. The acquisitions of Laurus, McKay and CMF provided incremental revenue of approximately $17.9 million.

Fees earned under the ASAs, as described above, were approximately $90.9 million and $90.8 million for the six months ended June 30, 2018 and 2017, respectively.

Operating Expenses

Operating expenses increased by $26.9 million, or 11.4%, for the six months ended June 30, 2018, but decreased to 78.9% of revenue, from 80.8% of revenue for the prior year due to the same factors as discussed above in the quarterly section. Personnel costs increased by $21.9 million, or 11.4%, with acquisitions contributing approximately $10.6 million to the increase in personnel costs. Travel-related costs increased $2.3 million, or 27.7%.

Benefits and Insurance Services

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$71,549	$70,559	$990	1.4%
Acquired businesses	1,204	—	1,204
Total revenue	$72,753	$70,559	$2,194	3.1%
Operating expenses	61,165	59,877	1,288	2.2%
Gross margin	$11,588	$10,682	$906	8.5%
Gross margin percent	15.9%	15.1%

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$148,135	$145,723	$2,412	1.7%
Acquired businesses	1,948	—	1,948
Total revenue	$150,083	$145,723	$4,360	3.0%
Operating expenses	122,298	120,019	2,279	1.9%
Gross margin	$27,785	$25,704	$2,081	8.1%
Gross margin percent	18.5%	17.6%

Three months ended June 30, 2018 Compared to June 30, 2017

Revenue

The Benefits and Insurance Services practice group revenue during the second quarter of 2018 increased by $2.2 million, or 3.1%, to $72.8 million compared to $70.6 million for the same period in 2017. The increase was driven by $1.2 million of incremental revenue from the acquisitions of InR, acquired April 1, 2018, and Slaton Insurance (“Slaton”), acquired June 1, 2017. Same-unit revenue growth contributed approximately $1 million to revenue in the second quarter of 2018.

Operating Expenses

Operating expenses increased by $1.3 million, or 2.2%, during the second quarter of 2018, but decreased to 84.1% of revenue from 84.9% of revenue for the same period in 2017, primarily due to leveraging personnel costs and other operating expenses with the increase in revenue. Personnel costs increased by $1.2 million, or 2.8%, with acquisitions contributing approximately $0.6 million to the increase in personnel costs.

Six months ended June 30, 2018 Compared to June 30, 2017

Revenue

Revenue for the first half of 2018 increased by $4.4 million, or 3%, to $150.1 million compared to $145.7 million for the same period in 2017, driven by same-unit growth of $2.4 million, or 1.7%, driven by the same factors as discussed above in the quarterly section. The acquisitions listed above in the quarterly section as well as the acquisition of Pacific Coastal Pension and Insurance Services, acquired February 1, 2017, contributed incremental revenue of approximately $1.9 million for the first half of 2018.

Operating Expenses

Operating expenses increased by $23.3 million, or 1.9%, for the six months ended June 30, 2018, but decreased to 81.5% of revenue, from 82.4% of revenue for the prior year due to the same factors as discussed above in the quarterly section. Personnel costs increased by $2 million, or 2.3%, with acquisitions contributing approximately $11.1 million to the increase in personnel costs.

National Practices

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$8,151	$7,866	$285	3.6%
Operating expenses	7,567	7,235	332	4.6%
Gross margin	$584	$631	$(47)	(7.4)%
Gross margin percent	7.2%	8.0%

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$16,308	$15,528	$780	5.0%
Operating expenses	14,842	14,242	600	4.2%
Gross margin	$1,466	$1,286	$180	14.0%
Gross margin percent	9.0%	8.3%

Three and six months ended June 30, 2018 compared to June 30, 2017

Revenue and Operating Expenses

The National Practices group is primarily driven by a cost-plus contract with a single client, which has existed since 1999. Revenues from this single client accounted for approximately 75% of the National Practice group’s revenue. For the second quarter and first half of 2018, revenue increased by $0.3 million, or 3.6%, and $0.8 million, or 5%, respectively, while operating expenses increased $0.3 million, or 4.6%, and $0.6 million, or 4.2%, driven by an increase in salaries and benefits.

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

Accounts receivable balances increase in response to the increase in first quarter revenue generated by the Financial Services practice group. A significant amount of this revenue is billed and collected in subsequent quarters. Days sales outstanding (“DSO”) from continuing operations represent accounts receivable and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve months daily revenue. We provide DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of our ability to collect on receivables in a timely manner. DSO was 82 days and 72 days at June 30, 2018 and December 31, 2017, respectively. DSO at June 30, 2017 was 83 days.

The following table presents selected cash flow information (in thousands). For additional details, refer to the accompanying Consolidated Statements of Cash Flows.

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$41,106	$24,238
Net cash provided by investing activities	42,471	31,757
Net cash used in financing activities	(75,530)	(51,284)
Net increase in cash, cash equivalents and restricted cash	$8,047	$4,711

Operating Activities

The $16.9 million net increase in cash provided by operations was mainly due to an increase in net income of $13.1 million and a $4.3 million increase in noncash item adjustments, notably an increase in the adjustment to the contingent earnout liability of $3.8 million.

Investing Activities

Cash provided by investing activities for the first half of 2018 consisted primarily of net activity related to funds held for clients of $71.4 million, partially offset by $23.7 million of cash used related to the acquisitions of Laurus and InR. Cash provided by investing activities in the first half of 2017 consisted primarily of $65 million of net activity related to funds held for clients, partially offset by $26.6 million of cash used related to the acquisitions of CMF, Slaton and The Savitz Organization.

The balances in funds held for clients and client fund obligations can fluctuate with the timing of cash receipts and the related cash payments. The nature of these accounts is further described in Note 1, Organization and Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Financing Activities

Cash used in financing activities for the first half of 2018 primarily consisted of net decrease in client fund obligations of $71.3 million, as well as $4.6 million in contingent consideration payments related to prior acquisitions, partially offset by $1.7 million in net proceeds from the credit facility.

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

Capital Resources

Credit Facility

At June 30, 2018, we had $180.2 million outstanding under the 2018 credit facility as well as letters of credit totaling $0.9 million. Available funds under the 2018 credit facility, based on the terms of the commitment, were approximately $200 million at June 30, 2018. For further discussion regarding our debt, refer to Note 7, Debt and Financing Arrangements, to the accompanying consolidated financial statements.

Debt Covenant Compliance

Under the 2018 credit facility, we are required to meet certain financial covenants with respect to (i) total leverage ratio and (ii) a minimum fixed charge coverage ratio. We are in compliance with our covenants as of June 30, 2018. Our ability to service our debt and to fund future strategic initiatives will depend upon our ability to generate cash in the future.

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

•

We completed two acquisitions during the six months ended June 30, 2018. For further details on acquisitions, refer to Note 14, Acquisitions, to the accompanying condensed consolidated financial statements.

•

In the first half of 2018, we repurchased approximately 0.1 million shares of our common stock at a total cost of approximately $2.7 million, compared to 0.3 million shares of our common stock at a total cost of approximately $4.3 million for the same period in 2017. For the six months ended June 30, 2018 and 2017, we withheld approximately 0.1 million and 0.1 million shares with an aggregate value of approximately $1.7 million and $1.4 million from employees who exercised stock options or who received vested restricted stock awards. Such shares were withheld, if applicable, to cover the required tax withholdings.

Off-Balance Sheet Arrangements

We maintain administrative service agreements with independent CPA firms (as described more fully under “Business – Financial Services” and in Note 1, Basis of Presentation and Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017), which qualify as variable interest entities. The accompanying consolidated financial statements do not reflect the operations or accounts of variable interest entities as the impact is not material to the financial condition, results of operations, or cash flows of CBIZ.

We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $0.9 million and $2.3 million at June 30, 2018 and December 31, 2017. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at June 30, 2018 and December 31, 2017 totaled $2.9 million and $2.5 million, respectively.

We have various agreements under which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by us under such indemnification clauses is generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2018, we are not aware of any material obligations arising under indemnification agreements that would require payment.

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

New Accounting Pronouncements

Refer to Note 2, New Accounting Pronouncements, to the accompanying consolidated financial statements for a discussion of recently issued accounting pronouncements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our floating rate debt under our 2018 credit facility exposes us to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which we could borrow funds under the credit facility. Our balance outstanding under our 2018 credit facility at June 30, 2018 was $180.2 million, of which $95.2 million is subject to rate risk. If market rates were to increase or decrease 100 basis points from the levels at June 30, 2018, interest expense would increase or decrease approximately $1 million annually.

We do not engage in trading market risk sensitive instruments. We periodically use interest rate swaps to manage interest rate risk exposure. The interest rate swaps effectively modify our exposure to interest rate risk, primarily through converting portions of its floating rate debt under the 2018 credit facility to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts.

At June 30, 2018, we had five interest rate swaps with notional values of $15 million, $25 million, $10 million, $20 million and $15 million with maturities of 5 months, 2 years, 3 years, 4 years and 5 years, respectively. Refer to Note 9, Financial Instruments, for further details on our interest rate swaps. Management will continue to evaluate the potential use of interest rate swaps as we deem appropriate under certain operating and market conditions. We do not enter into derivative instruments for trading or speculative purposes.

In connection with our payroll business, funds held for clients are segregated and invested in short-term investments, such as corporate and municipal bonds. In accordance with our investment policy, all investments carry an investment grade rating at the time of the initial investment. At each respective balance sheet date, these investments are adjusted to fair value with fair value adjustments being recorded to other comprehensive income or loss and reflected in the accompanying Consolidated Statements of Comprehensive Income for the respective period. If an adjustment is deemed to be other-than-temporarily impaired due to credit loss, then the adjustment is recorded to “Other income (expense), net” in the accompanying Consolidated Statements of Comprehensive Income. Refer to Note 9, Financial Instruments, and Note 10, Fair Value Measurements, to the accompanying consolidated financial statements for further discussion regarding these investments and the related fair value assessments.

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

Limitations on the Effectiveness of Controls

Management, including our CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. Although our Disclosure Controls are designed to provide reasonable assurance of achieving their objective, a control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within CBIZ have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. A design of a control system is also based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Our Disclosure Controls are designed to provide reasonable assurance of achieving their objectives and, based upon the Controls Evaluation, our CEO and CFO have concluded that as of the end of the period covered by this report, CBIZ’s Disclosure Controls were effective at that reasonable assurance level.

(b) Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition on our financial statements to facilitate the adoption on January 1, 2018. There were no significant changes to our internal control over financial reporting due to the adoption of the new revenue recognition standard. Refer to Note 2, New Accounting Pronouncements, and Note 3, Revenue, for further information.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding certain legal proceedings in which we are involved is incorporated by reference from Note 8, Commitments and Contingencies, to the accompanying consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent sales of unregistered securities

During the six months ended June 30, 2018, we issued approximately 0.1 million shares of our common stock as payment for contingent consideration for previous acquisitions.

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

Shares repurchased during the three months ended June 30, 2018 (reported on a trade-date basis) are summarized in the table below (in thousands, except per share data). During the three months ended June 30, 2018, we repurchased 93,707 shares of our common stock at a total cost of approximately $2 million, which does not include the purchase of shares withheld for tax purposes under the 2014 Plan. During the three months ended June 30, 2018, approximately 94,414 shares were purchased from stock plan recipients in lieu of cash to satisfy certain tax obligations under the 2014 Plan. Average price paid per share includes fees and commissions.

	Issuer Purchases of Equity Securities
Second Quarter Purchases	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
April 1 – April 30, 2018	—	$—	—	5,000
May 1 – May 31, 2018	126	$19.73	126	4,874
June 1 – June 30, 2018	62	$21.96	62	4,812
Second quarter purchases	188	$20.47	188

According to the terms of our 2018 credit facility, we are not permitted to declare or make any dividend payments, other than dividend payments made by one of our wholly owned subsidiaries to the parent company. Refer to Note 7, Debt and Financing Arrangements, to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2017 for a description of working capital restrictions and limitations on the payment of dividends.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1

Amended and Restated Credit Agreement by and among CBIZ Operations, Inc., CBIZ, Inc., and Bank of America, N.A., as administrative agent, and the other financial institutions from time to time party thereto, dated April 3, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-32961, on April 5, 2018, and incorporated herein by reference).

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

101 *

The following materials from CBIZ, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017, (iii) Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2018 and the year ended December 31, 2017; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (v) Notes to the Consolidated Financial Statements.

*	Indicates documents filed herewith.
**	Indicates document furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBIZ, Inc.
(Registrant)

Date:	August 2, 2018	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer