Form 10-Q
period 2018-09-30
CBIZ, Inc.
filed 2018-11-01
CIK 944148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at October 31, 2018
Common Stock, par value $0.01 per share	55,491,554

CBIZ, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$3,493	$424
Restricted cash	32,551	32,985
Accounts receivable, net	234,906	188,300
Income taxes refundable/receivable	—	813
Other current assets	26,576	22,539
Current assets before funds held for clients	297,526	245,061
Funds held for clients	126,311	203,112
Total current assets	423,837	448,173
Non-current assets:
Property and equipment, net	31,400	26,081
Goodwill and other intangible assets, net	636,202	613,206
Assets of deferred compensation plan	93,310	85,589
Notes receivable	904	620
Other non-current assets	4,203	2,562
Total non-current assets	766,019	728,058
Total assets	$1,189,856	$1,176,231
LIABILITIES
Current liabilities:
Accounts payable	$57,764	$51,375
Income taxes payable	6,304	—
Accrued personnel costs	55,038	45,264
Notes payable	1,523	1,861
Contingent purchase price liability	21,136	15,151
Other current liabilities	12,735	17,013
Current liabilities before client fund obligations	154,500	130,664
Client fund obligations	127,297	203,582
Total current liabilities	281,797	334,246
Non-current liabilities:
Bank debt	167,100	178,500
Debt issuance costs	(1,618)	(828)
Total long-term debt	165,482	177,672
Notes payable	1,480	2,164
Income taxes payable	3,596	4,454
Deferred income taxes, net	5,636	3,339
Deferred compensation plan obligations	93,310	85,589
Contingent purchase price liability	18,760	22,423
Other non-current liabilities	17,880	15,465
Total non-current liabilities	306,144	311,106
Total liabilities	587,941	645,352
STOCKHOLDERS' EQUITY
Common stock	1,314	1,301
Additional paid in capital	690,140	675,504
Retained earnings	409,467	345,302
Treasury stock	(499,167)	(491,046)
Accumulated other comprehensive income (loss)	161	(182)
Total stockholders’ equity	601,915	530,879
Total liabilities and stockholders’ equity	$1,189,856	$1,176,231

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$224,249	$207,723	$722,980	$660,198
Operating expenses	198,607	184,723	608,459	565,609
Gross margin	25,642	23,000	114,521	94,589
Corporate general and administrative expenses	10,279	7,979	30,300	25,979
Operating income	15,363	15,021	84,221	68,610
Other (expense) income:
Interest expense	(1,614)	(1,777)	(5,211)	(4,986)
Gain on sale of operations, net	—	—	663	45
Other income, net	3,143	2,792	2,544	9,293
Total other income (expense), net	1,529	1,015	(2,004)	4,352
Income from continuing operations before income tax expense	16,892	16,036	82,217	72,962
Income tax expense	3,297	6,172	19,691	26,656
Income from continuing operations	13,595	9,864	62,526	46,306
(Loss) gain from discontinued operations, net of tax	(9)	(206)	17	(776)
Net income	$13,586	$9,658	$62,543	$45,530
Earnings (loss) per share:
Basic:
Continuing operations	$0.25	$0.18	$1.15	$0.86
Discontinued operations	—	—	—	(0.01)
Net income	$0.25	$0.18	$1.15	$0.85
Diluted:
Continuing operations	$0.24	$0.18	$1.11	$0.83
Discontinued operations	—	—	—	(0.01)
Net income	$0.24	$0.18	$1.11	$0.82
Basic weighted average shares outstanding	54,794	54,142	54,489	53,804
Diluted weighted average shares outstanding	56,740	55,827	56,393	55,641
Comprehensive income:
Net income	$13,586	$9,658	$62,543	$45,530
Other comprehensive income, net of tax	55	16	343	233
Comprehensive income	$13,641	$9,674	$62,886	$45,763

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

							Accumulated
	Issued			Additional			Other
	Common	Treasury	Common	Paid-In	Retained	Treasury	Comprehensive
	Shares	Shares	Stock	Capital	Earnings	Stock	(Loss) Gain	Totals
December 31, 2017	130,075	75,484	$1,301	$675,504	$345,302	$(491,046)	$(182)	$530,879
Cumulative-effect adjustment (Note 2)	—	—	—	—	1,622	—	—	1,622
Adjusted balance at January 1, 2018	130,075	75,484	$1,301	$675,504	$346,924	$(491,046)	$(182)	$532,501
Net income	—	—	—	—	62,543	—	—	62,543
Other comprehensive income	—	—	—	—	—	—	343	343
Share repurchases	—	379	—	—	—	(8,121)	—	(8,121)
Restricted stock	272	—	3	(3)	—	—	—	—
Stock options exercised	840	—	8	6,068	—	—	—	6,076
Share-based compensation	—	—	—	5,358	—	—	—	5,358
Business acquisitions	169	—	2	3,213	—	—	—	3,215
September 30, 2018	131,356	75,863	$1,314	$690,140	$409,467	$(499,167)	$161	$601,915

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$62,543	$45,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	17,528	17,167
Bad debt expense, net of recoveries	3,697	4,265
Adjustment to contingent earnout liability	3,290	(221)
Stock-based compensation expense	5,358	4,247
Other noncash adjustments	(1,989)	(3,273)
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(38,937)	(38,095)
Other assets	(3,474)	2,293
Accounts payable	108	(61)
Income taxes payable	9,458	12,509
Accrued personnel costs	8,986	(7,368)
Other liabilities	(3,134)	1,606
Operating cash flows provided by continuing operations	63,434	38,599
Operating cash flows used in discontinued operations	(162)	(748)
Net cash provided by operating activities	63,272	37,851
Cash flows from investing activities:
Business acquisitions and purchases of client lists, net of cash acquired	(24,612)	(27,406)
Purchases of client fund investments	(10,745)	(14,046)
Proceeds from the sales and maturities of client fund investments	8,701	6,495
Proceeds from sales of divested operations	332	45
Increase in funds held for clients	78,307	87,224
Additions to property and equipment, net	(9,800)	(8,870)
Collection of notes receivable	18	21
Net cash provided by investing activities	42,201	43,463
Cash flows from financing activities:
Proceeds from bank debt	563,800	425,400
Payment of bank debt	(575,200)	(410,800)
Payment for acquisition of treasury stock	(8,121)	(10,261)
Decrease in client funds obligations	(76,285)	(79,736)
Proceeds from exercise of stock options	6,076	6,227
Payment of contingent consideration for acquisitions	(11,677)	(9,827)
Other, net	(1,431)	(309)
Net cash used in financing activities	(102,838)	(79,306)
Net increase in cash, cash equivalents and restricted cash	2,635	2,008
Cash, cash equivalents and restricted cash at beginning of year	33,409	31,374
Cash, cash equivalents and restricted cash at end of period	$36,044	$33,382

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Restricted Cash - Statement of Cash Flows: Effective January 1, 2018, we adopted ASU No. 2016-18, “Statement of Cash Flows (Topic 230).” The new standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. When restricted cash is presented separately from cash and cash equivalents on the balance sheet, a reconciliation is required between the amounts presented on the statement of cash flows and the balance sheet, as well as a disclosure of information about the nature of the restrictions. The adoption of this new standard resulted in a $0.4 million decrease in net cash provided by operating activities and a $4.2 million increase in net cash provided by operating activities for the nine months ended September 30, 2018 and 2017, respectively.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported in the accompanying Consolidated Balance Sheets that sum to the total of the same such amount shown in the accompanying Consolidated Statements of Cash Flows (in thousands):

	September 30,	September 30,
	2018	2017
Cash and cash equivalents	$3,493	$1,278
Restricted cash	32,551	32,104
Total cash, cash equivalents and restricted cash	$36,044	$33,382

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

Revenue recognition was consistent under both the legacy standard and Topic 606 for the majority of our revenue streams, with the exception of two business units within our Benefits and Insurance Services practice group. The revenue recognition policies in our Benefits and Insurance Services practice group have been modified under the new standard as follows.

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

•

In our Retirement Plan Services business unit, under certain defined benefit administration arrangements we charge new clients an initial, non-refundable, set-up fee as part of a multi-year service agreement. Previously, these fees were recognized over the initial set up period, whereas now we defer the set-up fees and associated costs and recognize them over the life of the contract or the expected customer relationship, whichever is longer.

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

The following tables summarize the impact of adopting Topic 606 on our consolidated financial statements for the periods indicated below (in thousands):

			Balances without
September 30, 2018 Balance Sheet	As reported	Adjustments	adoption of Topic 606
ASSETS
Accounts receivable, net	$234,906	$(15,097)	$219,809
Other current assets	188,931	(80)	188,851
Other non-current assets	766,019	(667)	765,352
Total assets	$1,189,856	$(15,844)	$1,174,012
LIABILITIES
Accounts payable	$57,764	$(10,276)	$47,488
Accrued personnel costs	55,038	(575)	54,463
Other current liabilities	168,995	(114)	168,881
Deferred income taxes, net	5,636	(1,038)	4,598
Other non-current liabilities	300,508	(925)	299,583
Total liabilities	587,941	(12,928)	575,013
STOCKHOLDERS' EQUITY
Retained earnings	409,467	(2,916)	406,551
Other stockholders' equity	192,448	—	192,448
Total shareholders' equity	601,915	(2,916)	598,999
Total liabilities and stockholders' equity	$1,189,856	$(15,844)	$1,174,012

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

			Balances without
Three Months Ended September 30, 2018 Income Statement	As reported	Adjustments	adoption of Topic 606
Revenue	$224,249	$(763)	$223,486
Operating expenses	198,607	(14)	198,593
Gross margin	25,642	(749)	24,893
Corporate general and administrative expenses	10,279	-	10,279
Operating income	15,363	(749)	14,614
Other (expense) income:
Interest expense	(1,614)	—	(1,614)
Gain on sale of operations, net	—	—	—
Other income, net	3,143	—	3,143
Total other expense, net	1,529	—	1,529
Income from continuing operations before income tax expense	16,892	(749)	16,143
Income tax expense	3,297	(168)	3,129
Income from continuing operations	13,595	(581)	13,014
Loss from discontinued operations, net of tax	(9)	—	(9)
Net income	$13,586	$(581)	$13,005

			Balances without
Nine Months Ended September 30, 2018 Income Statement	As reported	Adjustments	adoption of Topic 606
Revenue	$722,980	$(1,744)	$721,236
Operating expenses	608,459	(43)	608,416
Gross margin	114,521	(1,701)	112,820
Corporate general and administrative expenses	30,300	—	30,300
Operating income	84,221	(1,701)	82,520
Other (expense) income:
Interest expense	(5,211)	—	(5,211)
Gain on sale of operations, net	663	—	663
Other income, net	2,544	—	2,544
Total other expense, net	(2,004)	—	(2,004)
Income from continuing operations before income tax expense	82,217	(1,701)	80,516
Income tax expense	19,691	(407)	19,284
Income from continuing operations	62,526	(1,294)	61,232
Gain from discontinued operations, net of tax	17	-	17
Net income	$62,543	$(1,294)	$61,249

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

			Balances without
Nine Months Ended September 30, 2018 Cash Flow Statement	As reported	Adjustments	adoption of Topic 606
Cash flows from operating activities:
Net income	$62,543	$(1,294)	$61,249
Adjustments to reconcile net income to net cash provided by operating activities:	27,884	—	27,884
Changes in assets and liabilities, net of acquisitions and divestitures:			—
Accounts receivable, net	(38,937)	5,651	(33,286)
Other assets	(3,474)	(61)	(3,535)
Accounts payable	108	(3,995)	(3,887)
Accrued personnel costs	8,986	20	9,006
Other liabilities	(3,134)	(321)	(3,455)
Other	9,458	—	9,458
Operating cash flows provide by continuing operations	63,434	—	63,434
Operating cash flows used in discontinued operations	(162)	—	(162)
Net cash provided by operating activities	63,272	—	63,272
Net provided by investing activities	42,201	—	42,201
Net cash used in financing activities	(102,838)	—	(102,838)
Net increase in cash, cash equivalents and restricted cash	2,635	—	2,635
Cash, cash equivalents and restricted cash at beginning of year	33,409	—	33,409
Cash, cash equivalents and restricted cash at end of period	$36,044	—	$36,044

Accounting Standards Not Yet Adopted

Internal-Use Software: In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)," which aligns the requirements for capitalizing implementation costs incurred in a service contract hosting arrangement with those of developing or obtaining internal-use software. This standard is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. We are currently evaluating the impact the new standard will have on our consolidated financial position and results of operations.

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

Leases: In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (the “New Lease Standard”) which amends the current ASC Topic 840, “Leases.” The guidance requires lessees to recognize a right-of-use asset and a lease liability for all leases (with the exception of short-term leases) on their balance sheet at the commencement date and recognize expenses on their income statement similar to the current ASC Topic 840, Leases. The New Lease Standard is effective for fiscal years and interim periods beginning after December 15, 2018. In addition, the FASB issued ASU No. 2018-11, “Leases Targeted Improvements” which provides a package of practical expedients for entities to apply upon adoption. We will adopt this standard effective January 1, 2019.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

We are making progress on our project plan to implement the New Lease Standard, including assessing and evaluating our portfolio of active real estate leases and surveying our business units for other leases. Additionally, we are utilizing a lease accounting software solution for both real estate and other leases to support the new reporting requirements. We are currently analyzing key lease agreement terms to extract and load into the lease accounting software solution. Although we are still finalizing our evaluation of the impact of the New Lease Standard, we expect it to have a material effect on our consolidated balance sheet. Based on the future minimum payments under non-cancellable operating leases as of September 30, 2018, we would expect to record approximately $200 million of lease related assets and liabilities, discounted to fair value, on our consolidated balance sheet with no impact on our equity. The New Lease Standard is not expected to have a material impact on our results of operations, our liquidity or our debt covenant compliance under our current credit agreements.

Note 3. Revenue

In accordance with the new revenue recognition standard requirements, the following table disaggregates our revenue by source (in thousands):

	Three Months Ended September 30, 2018
	Financial	Benefits &	National
	Services	Insurance	Practices	Consolidated
Accounting, tax, advisory and consulting	$146,145	$—	$—	$146,145
Core Benefits and Insurance Services	—	67,192	—	67,192
Non-core Benefits and Insurance Services	—	2,877	—	2,877
Managed networking, hardware services	—	—	5,902	5,902
National Practices consulting	—	—	2,133	2,133
Total revenue	$146,145	$70,069	$8,035	$224,249

	Nine Months Ended September 30, 2018
	Financial	Benefits &	National
	Services	Insurance	Practices	Consolidated
Accounting, tax, advisory and consulting	$478,485	$—	$—	$478,485
Core Benefits and Insurance Services	—	210,292	—	210,292
Non-core Benefits and Insurance Services	—	9,860	—	9,860
Managed networking, hardware services	—	—	18,211	18,211
National Practices consulting	—	—	6,132	6,132
Total revenue	$478,485	$220,152	$24,343	$722,980

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

Benefits and Insurance Services

Core Benefits and Insurance Services consists of group health benefits consulting, property and casualty, retirement plan services and payroll processing services. Revenue consists primarily of fee income for administering health and retirement plans and brokerage commissions. Revenue also includes investment income related to client payroll funds that are held in CBIZ accounts, as is industry practice. Under the new revenue recognition standard, the cost to obtain a contract must be capitalized unless the contract period is one year or less. We have applied a practical expedient related to commissions paid internally and continue to expense the commissions as incurred since the majority of our contract periods are one year or less.

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

•

Contingent revenue arrangements are related to carrier-based performance targets. Due to the uncertainty of the outcome and the probability that a change in estimate would result in a significant reversal of revenue, we have applied a constraint on recording contingent revenue. Revenue is recognized when the constraint has been lifted which is the earlier of written notification that the target has been achieved or cash collection. Contingent revenue is not a significant revenue stream to our consolidated financial position or results of operations.

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

•

Contingent revenue arrangements related to carrier-based performance targets include claim loss experience and other factors. Due to the uncertainty of the outcome and the probability that a change in estimate would result in a significant reversal of revenue, we have applied a constraint on recording contingent revenue. Revenue is recognized when the constraint has been lifted which is the earlier of written notification that the target has been achieved or cash collection. Contingent revenue is not a significant revenue stream to our consolidated financial position or results of operations.

Revenue related to retirement plan services consist of advisory, third party administration and actuarial services.

•	Advisory revenue is based on the value of assets under management with fees recognized when the quarterly data becomes available.
•

Third party administration revenue is recognized over the contract period as these services are provided to clients continuously throughout the term of the arrangement. Our clients benefit from each month of service on its own, and although volume may differ month to month, the obligation to perform substantially remains the same.

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Transaction Price Allocated to Future Obligations

The new revenue recognition standard requires us to disclose the aggregate amount of transaction price allocated to performance obligations that have not yet been satisfied as of September 30, 2018. The guidance provides certain practical expedients that limit this requirement, including performance obligations that are part of a contract that is one year or less. Since the majority of our contracts are one year or less, we have applied this practical expedient related to quantifying remaining performance obligations.

Note 4. Accounts Receivable, Net

Accounts receivable, net, at September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30,	December 31,
	2018	2017
Trade accounts receivable	$155,521	$139,730
Unbilled revenue, at net realizable value	93,428	62,397
Total accounts receivable	248,949	202,127
Allowance for doubtful accounts	(14,043)	(13,827)
Accounts receivable, net	$234,906	$188,300

Note 5. Goodwill and Other Intangible Assets, Net

The components of goodwill and other intangible assets, net, at September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30,	December 31,
	2018	2017
Goodwill	$560,712	$528,424
Intangible assets:
Client lists	180,320	177,221
Other intangible assets	9,368	8,767
Total intangible assets	189,688	185,988
Total goodwill and intangibles assets	750,400	714,412
Accumulated amortization:
Client lists	(109,105)	(97,063)
Other intangible assets	(5,093)	(4,143)
Total accumulated amortization	(114,198)	(101,206)
Goodwill and other intangible assets, net	$636,202	$613,206

Note 6. Depreciation and Amortization

Depreciation and amortization expense for property and equipment and intangible assets for the three and nine months ended September 30, 2018 and 2017 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating expenses	$5,794	$5,796	$17,301	$16,885
Corporate general and administrative expenses	58	92	227	282
Total depreciation and amortization expense	$5,852	$5,888	$17,528	$17,167

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

On August 16, 2018, we entered into an unsecured $20 million line of credit (“line of credit”) with a bank participating in our 2018 credit facility. This line of credit will be used to support our short-term funding requirements of payroll client fund obligations due to the investment of client funds, rather than liquidating client funds that have already been invested in available-for-sale securities. Refer to Note 9, Financial Instruments, for further discussion regarding these investments. The line of credit, which terminates August 16, 2019, did not have a balance outstanding at September 30, 2018. Borrowings under the line of credit bear interest at the prime rate.

In addition to the discussion below, refer to our Annual Report on Form 10-K for the year ended December 31, 2017 for additional details of our debt and financing arrangements.

Bank Debt

The balance outstanding under the 2018 credit facility and the 2014 credit facility was $167.1 million and $178.5 million at September 30, 2018 and December 31, 2017, respectively.

Rates for the nine months ended September 30, 2018 and 2017 were as follows:

	Nine Months Ended
	September 30,
	2018	2017
Weighted average rates	3.07%	2.67%
Range of effective rates	2.37% - 5.25%	2.19% - 4.75%

We have approximately $226 million of available funds under the 2018 credit facility at September 30, 2018, net of outstanding letters of credit of $0.9 million. As of September 30, 2018, we were in compliance with our debt covenants.

Interest Expense

During the three months ended September 30, 2018 and 2017, interest expense under the 2018 credit facility and the 2014 credit facility was $1.6 million and $1.8 million, respectively. During the nine months ended September 30, 2018 and 2017, interest expense under the 2018 credit facility and 2014 credit facility was $5.2 million and $5 million, respectively.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 8. Commitments and Contingencies

Letters of Credit and Guarantees

We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $0.9 million and $2.3 million at September 30, 2018 and December 31, 2017, respectively. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.9 million and $2.5 million at September 30, 2018 and December 31, 2017, respectively.

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 9. Financial Instruments

Bonds

We held corporate and municipal bonds with par values totaling $51.5 million and $49.5 million at September 30, 2018 and December 31, 2017, respectively. All bonds are investment grade and are classified as available-for-sale. These bonds have maturity or callable dates ranging from October 2018 through November 2023, and are included in “Funds held for clients – current” in the accompanying Consolidated Balance Sheets based on our intent and ability to sell these investments at any time under favorable conditions. The following table summarizes our bond activity for the nine months ended September 30, 2018 and the twelve months ended December 31, 2017 (in thousands):

	Nine Months Ended	Twelve Months Ended
	September 30, 2018	December 31, 2017
Fair value at beginning of period	$51,101	$44,573
Purchases	10,745	15,546
Redemptions	(1,331)	(940)
Maturities	(7,370)	(7,845)
Decrease in bond premium	(219)	(160)
Fair market value adjustment	(538)	(73)
Fair value at end of period	$52,388	$51,101

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

The following table summarizes our outstanding interest rate swaps and their classification in the accompanying Consolidated Balance Sheets at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	Notional	Fair
	Amount	Value	Balance Sheet Location
Interest rate swaps	$70,000	$2,089	Other non-current assets
Interest rate swaps	$15,000	$21	Other current assets

	December 31, 2017
	Notional	Fair
	Amount	Value	Balance Sheet Location
Interest rate swaps	$55,000	$1,055	Other non-current assets
Interest rate swaps	$15,000	$76	Other current assets

Under the terms of the interest rate swaps, we pay interest at a fixed rate of interest plus applicable margin as stated in the agreement, and receive interest that varies with the one-month LIBOR. The notional value, fixed rate of interest and expiration date of each interest rate swap as of September 30, 2018 is (i) $15 million – 1.155% -November 2018, (ii) $25 million – 1.300% - October 2020, (iii) $10 million – 1.120% - February 2021, (iv) $20 million – 1.770% - May 2022, and (v) $15 million – 2.64% - June 2023. Refer to Note 10, Fair Value Measurements, for additional disclosures regarding fair value measurements.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following table summarizes the effects of the interest rate swaps on the accompanying Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Gain Recognized in AOCL, net of tax		(Loss) Gain Reclassified from AOCL into Expense
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest rate swap	$123	$11	$(104)	$20

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest rate swap	$749	$82	$(229)	$120

Note 10. Fair Value Measurements

The following table summarizes our assets and liabilities at September 30, 2018 and December 31, 2017, respectively, that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (in thousands):

	Level	September 30, 2018	December 31, 2017
Deferred compensation plan assets	1	$93,310	$85,589
Corporate and municipal bonds	1	$52,388	$51,101
Deferred compensation plan liabilities	1	$(93,310)	$(85,589)
Interest rate swaps	2	$2,110	$1,131
Contingent purchase price liabilities	3	$(39,896)	$(37,574)

During the nine months ended September 30, 2018 and 2017, there were no transfers between the valuation hierarchy Levels 1, 2 and 3. The following table summarizes the change in Level 3 fair values of our contingent purchase price liabilities for the nine months ended September 30, 2018 and 2017 (pre-tax basis) (in thousands):

	2018	2017
Beginning balance – January 1	$(37,574)	$(33,709)
Additions from business acquisitions	(12,361)	(17,526)
Settlement of contingent purchase price liabilities	13,329	11,644
Change in fair value of contingencies	(2,574)	651
Change in net present value of contingencies	(716)	(430)
Ending balance – September 30	$(39,896)	$(39,370)

Contingent Purchase Price Liabilities

Contingent purchase price liabilities result from our business acquisitions and are recorded at fair value at the time of acquisition in “Contingent purchase price liability — current” and “Contingent purchase price liability — non-current” in the accompanying Consolidated Balance Sheets. We estimate the fair value of our contingent purchase price liabilities using a probability-weighted discounted cash flow model. This fair value measure is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Fair value measurements characterized within Level 3 of the fair value hierarchy are measured based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value.

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

Note 11. Other Comprehensive Income

The following table is a summary of other comprehensive income and discloses the tax impact of each component of other comprehensive income for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net unrealized (loss) gain on available-for-sale securities, net of income taxes (1)	$(65)	$11	$(391)	$162
Net unrealized gain on interest rate swaps, net of income taxes (2)	123	11	749	82
Foreign currency translation	(3)	(6)	(15)	(11)
Total other comprehensive income	$55	$16	$343	$233

(1)

Net of income tax (benefit) expense of ($24) and $7 for the three months ended September 30, 2018 and 2017, respectively, and net of income tax (benefit) expense of ($145) and $108 for the nine months ended September 30, 2018 and 2017, respectively.

(2)

Net of income tax expense of $38 and $6 for the three months ended September 30, 2018 and 2017, respectively, and net of income tax expense of $230 and $48 for the nine months ended September 30, 2018 and 2017, respectively.

Accumulated other comprehensive income (loss), net of tax, was approximately $0.2 million and ($0.2) million for the period ending September 30, 2018 and December 31, 2017, respectively. Accumulated other comprehensive income (loss) consisted of adjustments, net of tax, for unrealized gains and losses on available-for-sale securities and interest rate swaps, and foreign currency translation.

Note 12. Employee Share Plans

We grant various share-based awards under the CBIZ, Inc. 2014 Stock Incentive Plan (the “2014 Plan”), which expires in 2024. The terms and vesting schedules for the share-based awards vary by type and date of grant. A maximum of 9.6 million stock options, shares of restricted stock or other stock-based compensation awards may be granted. Shares subject to award under the 2014 Plan may be either authorized but unissued shares of CBIZ common stock or treasury shares. Compensation expense for stock-based awards recognized during the three and nine months ended September 30, 2018 and 2017 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Stock options	$531	$527	$2,078	$1,578
Restricted stock awards	978	930	3,280	2,669
Total stock-based compensation expense	$1,509	$1,457	$5,358	$4,247

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Stock award activity during the nine months ended September 30, 2018 was as follows (in thousands, except per share data):

	Stock Options		Restricted Stock Awards
	Number of Options	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant-Date Fair Value (1)
Outstanding at beginning of year	3,844	$9.67	724	$11.78
Granted	642	$19.45	272	$18.77
Exercised or released	(840)	$7.24	(364)	$11.18
Expired or canceled	—	$—	—	$—
Outstanding at September 30, 2018	3,646	$11.95	632	$15.35
Exercisable at September 30, 2018	2,035	$9.21

(1)	Represents weighted average market value of the shares; awards are granted at no cost to the recipients.

We utilized the Black-Scholes-Merton options-pricing model to determine the fair value of stock options on the date of grant. The fair value of stock options granted during 2018 was $4.73. The following weighted average assumptions were utilized:

Nine Months Ended September 30, 2018
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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 13. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the three and nine months ended September 30, 2018 and 2017 (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Income from continuing operations	$13,595	$9,864	$62,526	$46,306
Denominator:
Basic
Weighted average common shares outstanding	54,794	54,142	54,489	53,804
Diluted
Stock options (1)	1,654	1,433	1,573	1,499
Restricted stock awards (1)	268	244	307	330
Contingent shares (2)	24	8	24	8
Diluted weighted average common shares outstanding	56,740	55,827	56,393	55,641
Basic earnings per share from continuing operations	$0.25	$0.18	$1.15	$0.86
Diluted earnings per share from continuing operations	$0.24	$0.18	$1.11	$0.83

(1)

A total of 0.5 million and 0.3 million share based awards were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2018, respectively, and a total of 0.8 million and 0.4 million share based awards were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2017, respectively, as their effect would be anti-dilutive.

(2)

Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by us once future considerations have been met. Refer to Note 14, Acquisitions, for further details.

Note 14. Acquisitions

Our acquisition strategy focuses on businesses with a leadership team that is committed to best in class culture, extraordinary client service and cross-serving potential. We have a long history of acquiring businesses that share common cultural values with us and provide value-added services to the small and midsize business market. The valuation of any business is a subjective process and includes industry, geography, profit margins, expected cash flows, client retention, nature of recurring or non-recurring project-based work, growth rate assumptions and competitive market conditions.

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

Aggregate consideration for the InR and Laurus acquisitions consisted of approximately $23.4 million in cash consideration, $0.9 million in CBIZ common stock and $12.4 million in contingent consideration. Under the terms of these acquisition agreements, a portion of the purchase price is contingent on future performance of the business acquired. The maximum potential undiscounted amount of all future payments that we could be required to make under the contingent arrangements is $12.4 million, of which $3.4 million was recorded in “Contingent purchase price liability – current” and $9 million was recorded in “Contingent purchase price liability – non-current” in the

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

accompanying Consolidated Balance Sheets at September 30, 2018. Refer to Note 10, Fair Value Measurements, for additional information regarding contingent purchase price liability fair value and fair value adjustments.

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

The following table summarizes the amounts of identifiable assets acquired, liabilities assumed and aggregate purchase price for the acquisitions for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended
	September 30,
	2018	2017
Cash	$306	$843
Accounts receivable, net	1,920	4,338
Property and equipment, net	—	24
Other assets	12	151
Identifiable intangible assets	3,864	3,115
Current liabilities	(1,717)	(4,716)
Total identifiable net assets	$4,385	$3,755
Goodwill	32,255	39,460
Aggregate purchase price	$36,640	$43,215

The goodwill of $32.3 million and $39.5 million arising from the acquisitions in the first nine months of 2018 and 2017, respectively, primarily resulted from expected future earnings and cash flows from the existing management team, as well as the synergies created by the integration of the new business within our organization, including cross-selling opportunities expected with our Financial Services practice group and the Benefits and Insurance Services practice group, to help strengthen our existing service offerings and expand our market position. All of the goodwill is deductible for income tax purposes.

Client Lists

During the nine months ended September 30, 2018, we purchased one client list, reported in the Financial Services practice group, for $0.3 million of contingent consideration. During the same period in 2017, we purchased two client lists, one of which is reported in the Benefits and Insurance practice group for $0.7 million of contingent consideration and one of which is reported in the Financial Services practice group for $0.7 million of contingent considerations.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Change in Contingent Purchase Price Liability for Previous Acquisitions

During the first nine months of 2018 and 2017, the fair value of the contingent purchase price liability related to prior acquisitions increased by $3.3 million and decreased by $0.2 million, respectively. The change in fair value during 2018 is mostly attributable to the change in stock price related to the mark-to-market adjustment of future common stock issuances, while the change in fair value during 2017 was due to a subsequent measurement adjustment based on projected future results of the acquired businesses. These adjustments are included in “Other income, net” in the accompanying Consolidated Statements of Comprehensive Income.

Contingent Payments for Previous Acquisitions and Client Lists

We paid $11 million in cash and issued approximately 0.1 million shares of our common stock during the nine months ended September 30, 2018 for previous acquisitions, compared to $4.8 million in cash and approximately 0.2 million shares of our common stock during the same period in 2017. For the first nine months of 2018 and 2017, we paid approximately $1.1 million and $1 million in cash for previous client list purchases.

Note 15. Discontinued Operations and Divestitures

We will divest (through sale or closure) business operations that do not contribute to our long-term objectives for growth, or that are not complementary to our target service offerings and markets. Discontinued operations primarily consisted of two small businesses under the Financial Services segment that were sold in 2015. During the first nine months of both 2018 and 2017, we did not discontinue the operations of any of our businesses. Divested operations and assets that do not qualify for treatment as discontinued operations are recorded as “Gain on sale of operations, net” in the accompanying Consolidated Statements of Comprehensive Income. We recorded a gain of $0.7 million in the first nine months of 2018, related to a small book of business under the Benefits and Insurance Services practice group.

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

Corporate and Other. Included in “Corporate and Other” are operating expenses that are not directly allocated to the individual business units. These expenses are primarily comprised of certain health care costs, gains or losses attributable to assets held in our non-qualified deferred compensation plan, share-based compensation, consolidation and integration charges, certain professional fees, certain advertising costs and other various expenses.

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Segment information for the three and nine months ended September 30, 2018 and 2017 is presented below. We do not manage our assets on a segment basis, therefore segment assets are not presented below.

	Three Months Ended September 30, 2018
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$146,145	$70,069	$8,035	$—	$224,249
Operating expenses	124,546	59,399	7,514	7,148	198,607
Gross margin	21,599	10,670	521	(7,148)	25,642
Corporate general & admin	—	—	—	10,279	10,279
Operating income (loss)	21,599	10,670	521	(17,427)	15,363
Other (expense) income:
Interest expense	—	(7)	—	(1,607)	(1,614)
Other (expense) income, net	(142)	129	—	3,156	3,143
Total other (expense) income	(142)	122	—	1,549	1,529
Income (loss) from continuing operations before income tax expense	$21,457	$10,792	$521	$(15,878)	$16,892

	Three Months Ended September 30, 2017
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$130,305	$69,663	$7,755	$—	$207,723
Operating expenses	112,996	59,155	7,109	5,463	184,723
Gross margin	17,309	10,508	646	(5,463)	23,000
Corporate general & admin	—	—	—	7,979	7,979
Operating income (loss)	17,309	10,508	646	(13,442)	15,021
Other income (expense):
Interest expense	—	(10)	—	(1,767)	(1,777)
Other income, net	79	82	—	2,631	2,792
Total other income	79	72	—	864	1,015
Income (loss) from continuing operations before income tax expense	$17,388	$10,580	$646	$(12,578)	$16,036

Segment information for the nine months ended September 30, 2018 and 2017 was as follows (in thousands):

	Nine Months Ended September 30, 2018
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$478,485	$220,152	$24,343	$—	$722,980
Operating expenses	386,649	181,697	22,356	17,757	608,459
Gross margin	91,836	38,455	1,987	(17,757)	114,521
Corporate general & admin	—	—	—	30,300	30,300
Operating income (loss)	91,836	38,455	1,987	(48,057)	84,221
Other income (expense):
Interest expense	—	(96)	—	(5,115)	(5,211)
Gain on sale of operations, net	—	—	—	663	663
Other income, net	106	351	—	2,087	2,544
Total other income (expense)	106	255	—	(2,365)	(2,004)
Income (loss) from continuing operations before income tax expense	$91,942	$38,710	$1,987	$(50,422)	$82,217

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Nine Months Ended September 30, 2017
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$421,529	$215,386	$23,283	$—	$660,198
Operating expenses	348,236	179,174	21,351	16,848	565,609
Gross margin	73,293	36,212	1,932	(16,848)	94,589
Corporate general & admin	—	—	—	25,979	25,979
Operating income (loss)	73,293	36,212	1,932	(42,827)	68,610
Other income (expense):
Interest expense	—	(30)	—	(4,956)	(4,986)
Gain on sale of operations, net	—	—	—	45	45
Other income (expense), net	122	298	(9)	8,882	9,293
Total other income (expense)	122	268	(9)	3,971	4,352
Income (loss) from continuing operations before income tax expense	$73,415	$36,480	$1,923	$(38,856)	$72,962

Note 17. Subsequent Events

Subsequent to September 30, 2018 and through October 31, 2018, we repurchased approximately 0.1 million shares in the open market at a total cost of $1.4 million under our current Rule 10b5-1 trading plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we”, “us”, “our”, "CBIZ" or the "Company" shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.

The following discussion is intended to assist in the understanding of our financial position at September 30, 2018 and December 31, 2017, results of operations for the three months and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2017. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2017.

OUR BUSINESS

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

Executive Summary

Revenue for the three months ended September 30, 2018 increased $16.5 million, or 8%, to $224.2 million from $207.7 million for the same period in 2017. The increase in revenue was attributable to an increase in same-unit revenue of $13 million, or 6.3%, and newly acquired operations of $3.5 million, or 1.7%.

Revenue for the nine months ended September 30, 2018 increased $62.8 million, or 9.5%, to $723 million from $660.2 million for the same period in 2017. The increase in revenue was attributable to an increase in same-unit revenue of $39.4 million, or 6%, and newly acquired operations of $23.4 million, or 3.5%. A detailed discussion of revenue by practice group is included under “Operating Practice Groups.”

Income from continuing operations was $13.6 million, or $0.24 per diluted share, for the three months ended September 30, 2018, compared to $9.9 million, or $0.18 per diluted share, for the same period in 2017. For the nine months ended September 30, 2018, income from continuing operations was $62.5 million, or $1.11 per diluted share, compared to $46.3 million, or $0.83 per diluted share, for the same period in 2017. Refer to “Results of Operations – Continuing Operations” for a detailed discussion of the components of income from continuing operations.

Strategic Use of Capital

Our first priority for the use of capital is to make strategic acquisitions. We have the financing flexibility and the capacity to carry out an active acquisition program. Refer to Note 14, Acquisitions, to the accompanying consolidated financial statements for further discussion on acquisitions. We also take an opportunistic approach towards using funds to repurchase shares.

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

•

We repurchased approximately 0.2 million shares of our common stock at a total aggregate cost of approximately $3.7 million during the three months ended September 30, 2018. During the nine months ended September 30, 2018 we repurchased approximately 0.3 million shares of our common stock at a total cost of approximately $6.2 million.

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

Tax Cuts and Jobs Act of 2017 (the “Tax Act”)

On December 22, 2017, the Tax Act was signed into law, which reduced the maximum corporate income tax rate from 35% to 21% beginning in 2018. As a result, our effective tax rate was 23.95% for the first nine months of 2018 compared to 36.53% for the first nine months of 2017. As a result of the Tax Act, our diluted earnings per share from continuing operations increased by $0.04 during the third quarter of 2018 and by $0.17 during the nine months ended September 30, 2018.

Recent Accomplishments and Other Events

Line Of Credit – On August 16, 2018, we entered into an unsecured $20 million line of credit (“line of credit”) with a bank participating in our 2018 credit facility. This line of credit will be used to support our short-term funding requirements of payroll client fund obligations due to the investment of client funds, rather than liquidating client funds that have already been invested in available-for-sale securities. Refer to Note 9, Financial Instruments, to the accompanying consolidated financial statements for further discussion regarding these investments. The line of credit, which terminates August 16, 2019, did not have a balance outstanding at September 30, 2018. Borrowings under the line of credit bear interest at the prime rate. Refer to Note 7, Debt and Financing Arrangements, to the accompanying consolidated financial statements for further discussion regarding the line of credit.

National Marketing Campaign – In August 2018, we launched a national marketing campaign using television, digital and online advertisements in our major markets throughout the United States. It is designed to create brand awareness with prospective clients, as well as with target companies and potential new hires. The campaign will continue through the end of 2018 and then again in the Spring and Fall of 2019.

Best Places to Work – We were selected and honored for the fourth year in a row as a “Best Places to Work in Insurance” by Business Insurance magazine based on our commitment to attracting, developing and retaining great talent through employee benefits and other programs. We were recognized for this award based on core focus areas such as leadership and planning, corporate culture, communications, work environment and overall engagement.

Results of Operations – Continuing Operations

Revenue

The following tables summarize total revenue for the three and nine months ended September 30, 2018 and 2017 (in thousands except percentages).

	Three Months Ended September 30,
	2018	% of Total	2017	% of Total	$ Change	% Change
Financial Services	$146,145	65.2%	$130,305	62.7%	$15,840	12.2%
Benefits and Insurance Services	70,069	31.2%	69,663	33.6%	406	0.6%
National Practices	8,035	3.6%	7,755	3.7%	280	3.6%
Total CBIZ	$224,249	100.0%	$207,723	100.0%	$16,526	8.0%

	Nine Months Ended September 30,
	2018	% of Total	2017	% of Total	$ Change	% Change
Financial Services	$478,485	66.2%	$421,529	63.9%	$56,956	13.5%
Benefits and Insurance Services	220,152	30.5%	215,386	32.6%	4,766	2.2%
National Practices	24,343	3.3%	23,283	3.5%	1,060	4.6%
Total CBIZ	$722,980	100.0%	$660,198	100.0%	$62,782	9.5%

A detailed discussion of same-unit revenue by practice group is included under “Operating Practice Groups.”

Operating Expenses

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
	(In thousands, except percentages)
Operating expenses	$198,607	$184,723	$13,884	7.5%
Operating expenses % of revenue	88.6%	88.9%		(30 bps)

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	(In thousands, except percentages)
Operating expenses	$608,459	$565,609	$42,850	7.6%
Operating expenses % of revenue	84.2%	85.7%		(150 bps)

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

Three months ended September 30, 2018 compared to September 30, 2017. The majority of our operating expenses relate to personnel costs, which includes (i) salaries and benefits, (ii) commissions paid to producers (iii) incentive compensation and (iv) share-based compensation. Operating costs as a percentage of revenue decreased in the third quarter of 2018 primarily due to leveraging personnel costs and other operating expenses with the increase in revenue.

The increase in our operating costs is primarily due an increase in personnel costs of $13.4 million, or 9.4%, as a result of higher incentive-based compensation attributable to our performance in 2018, and also to support our growth in revenue. Personnel costs are discussed in further detail under “Operating Practice Groups.”

The non-qualified deferred compensation added expense of $3 million in the three months ended September 30, 2018 compared to expense of $2.7 million during the same period in 2017. Excluding the non-qualified deferred compensation expenses, operating expenses would have been $195.6 million and $182 million, or 87.2% and 87.6% of revenue, for the three months ended September 30, 2018 and 2017, respectively. The remaining fluctuation consists of other operating expenses, none of which are individually significant.

Nine months ended September 30, 2018 compared to September 30, 2017. The increase in operating costs and the decrease as a percentage of revenue for the nine months ended September 30, 2018 was due to the same factors as discussed above in the quarterly section. Personnel costs increased $40.5 million, or 9.2%, with acquisitions contributing $12.3 million to personnel costs. Travel-related expenses, mostly attributable to the growth in our advisory business in the Financial Services practice group, contributed an increase of $3.2 million, or 16%. The remaining fluctuation consists of other operating expenses, none of which are individually significant.

The non-qualified deferred compensation added expense of $4.7 million for the nine months ended September 30, 2018 compared to expense of $7.6 million during the same period in 2017. Excluding the non-qualified deferred compensation expenses, operating expenses would have been $603.7 million and $558 million, or 83.5% and 84.5% of revenue, for the nine months ended September 30, 2018 and 2017, respectively.

Corporate General & Administrative (“G&A”) Expenses

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
	(In thousands, except percentages)
G&A expenses	$10,279	$7,979	$2,300	28.8%
G&A expenses % of revenue	4.5%	3.8%		70 bps

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	(In thousands, except percentages)
G&A expenses	$30,300	$25,979	$4,321	16.6%
G&A expenses % of revenue	4.2%	3.9%		30 bps

Three months ended September 30, 2018 compared to September 30, 2017. The increase in our G&A expenses is primarily due to an increase in personnel costs of $1.8 million, or 48.5%, as a result of higher incentive-based compensation attributable to our performance in 2018, as well as an increase in marketing costs of $0.6 million due to our national marketing campaign launched during the three months ended September 30, 2018. G&A expenses, excluding the impact of the non-qualified deferred compensation plan, would have been $9.9 million and $7.7 million, or 4.4% and 3.7% of revenue, for the three months ended September 30, 2018 and 2017, respectively.

Nine months ended September 30, 2018 compared to September 30, 2017. The increase in our G&A expenses for the nine months ended September 30, 2018 is primarily due to the same factors as discussed above in the quarterly section. Personnel costs increased by $3.7 million, or 25.6%, while marketing costs increased $0.7 million. G&A expenses, excluding the impact of the non-qualified deferred compensation plan, would have been $29.8 million and $25.2 million, or 4.1% and 3.8% of revenue, for the nine months ended September 30, 2018 and 2017, respectively.

Other (Expense) Income, Net

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
	(In thousands, except percentages)
Interest expense	$(1,614)	$(1,777)	$163	(9.2)%
Other income, net	3,143	2,792	351	12.6%
Total other income, net	$1,529	$1,015	$514	50.6%

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	(In thousands, except percentages)
Interest expense	$(5,211)	$(4,986)	$(225)	4.5%
Gain on sale of operations, net	663	45	618	NM
Other income, net	2,544	9,293	(6,749)	(72.6)%
Total other (expense) income, net	$(2,004)	$4,352	$(6,356)	(146.0)%

Interest Expense

Three and nine months ended September 30, 2018 compared with September 30, 2017. Interest expense for the three months ended September 30, 2018 decreased slightly by $0.2 million, or 9.2%, from the same period in 2017. For the three months ended September 30, 2018, our average debt balance and interest rate was $173 million and 3.16%, compared to $212 million and 2.82% for the three months ended September 30, 2017. Interest expense for the nine months ended September 30, 2018 increased by $0.2 million, or 4.5%, from the same period in 2017. Our average debt balance and interest rate was $192.4 million and 3.07% for the nine months ended September 30, 2018, compared to $208.6 million and 2.67% for the nine months ended September 30, 2017. Our debt is further discussed in Note 7, Debt and Financing Arrangements, to the accompanying consolidated financial statements.

Gain on Sale of Operations, Net

Three and nine months ended September 30, 2018 compared with September 30, 2017. We sold a book of business under the Benefits and Insurance Services practice group during the nine months ended September 30, 2018 for a net gain of $0.7 million.

Other Income, Net

Three and nine months ended September 30, 2018 compared with September 30, 2017. Other income, net includes a net gain of $3.4 million and $3 million for the three months ended September 30, 2018 and 2017, respectively, associated with the value of investments held in a rabbi trust related to the non-qualified deferred compensation plan. Adjustments to the fair value of our contingent purchase price liability related to prior acquisitions contributed expense of $0.2 million during the three months ended September 30, 2018 compared to expense of $0.5 million for the same period in 2017.

Other income, net includes a net gain of $5.2 million and $8.4 million for the nine months ended September 30, 2018 and 2017, respectively, associated with the non-qualified deferred compensation plan. Adjustments to the fair value of our contingent purchase price liability related to prior acquisitions contributed expense of $3.2 million for the nine months ended September 30, 2018. This was mostly attributable to the required mark-to-market accounting of anticipated future share issuances for the contingent portion of consideration for completed acquisitions. For the same period in 2017, adjustments to the fair value of our contingent purchase price liability related to prior acquisitions contributed income of $0.2 million. Also included in other income net, for the nine months ended September 30, 2018 is $0.6 million in proceeds from business interruption insurance related to Hurricane Irma.

Income Tax Expense

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
	(In thousands, except percentages)
Income tax expense	$3,297	$6,172	$(2,875)	(46.6)%
Effective tax rate	19.5%	38.5%

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	(In thousands, except percentages)
Income tax expense	$19,691	$26,656	$(6,965)	(26.1)%
Effective tax rate	24.0%	36.5%

Three and nine months ended September 30, 2018 compared with September 30, 2017. The decrease in our effective tax rate is mostly attributable to (i) the Tax Act signed into law on December 22, 2017, which permanently reduced the corporate income tax rate, (ii) the excess tax benefit related to stock compensation accounting, and (iii) the reversal of estimated tax reserves due to the expiration of certain statutes of limitation.

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

Financial Services

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$143,537	$130,305	$13,232	10.2%
Acquired businesses	2,608	—	2,608
Total revenue	$146,145	$130,305	$15,840	12.2%
Operating expenses	124,546	112,996	11,550	10.2%
Gross margin	$21,599	$17,309	$4,290	24.8%
Gross margin percent	14.8%	13.3%

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$457,992	$421,529	$36,463	8.7%
Acquired businesses	20,493	—	20,493
Total revenue	$478,485	$421,529	$56,956	13.5%
Operating expenses	386,649	348,236	38,413	11.0%
Gross margin	$91,836	$73,293	$18,543	25.3%
Gross margin percent	19.2%	17.4%

Three months ended September 30, 2018 compared to September 30, 2017

Revenue

The Financial Services practice group revenue during the three months ended September 30, 2018 grew by 12.2% to $146.1 million from $130.3 million in the three months ended September 30, 2017, primarily reflecting same-unit growth of $13.2 million, or 10.2%, driven by those units that provide traditional accounting and tax related services, which increased by $8.3 million, or 12%, as well as those units that provide national services, which increased by $4.5 million, or 8.4%. Traditional accounting and tax-related services growth was attributable to favorable pricing and an increase in billable hours. National services benefited from both project work and growth in the governmental health care compliance business, as well as growth in the advisory business. The acquisitions of Laurus Transaction Advisors, LLC (“Laurus”), effective February 1, 2018 and McKay & Carnahan, Inc. (“McKay”), effective December 1, 2017, added approximately $2.6 million of incremental revenue.

We provide a range of services to affiliated CPA firms under joint referral and administrative service agreements (“ASAs”). Fees earned under the ASAs are recorded as revenue in the accompanying Consolidated Statements of Comprehensive Income and were approximately $33.2 million and $34.7 million for the three months ended September 30, 2018 and 2017, respectively.

Operating Expenses

Operating expenses increased by $11.6 million, or 10.2%, during the three months ended September 30, 2018, but decreased to 85.2% of revenue from 86.7% of revenue for the prior year, primarily due to leveraging personnel costs and other operating expenses with the increase in revenue. Personnel costs increased by $11.2 million, or 12.4%, with acquisitions contributing approximately $1.1 million to the increase in personnel costs.

Nine months ended September 30, 2018 compared to September 30, 2017

Revenue

Revenue for the nine months ended September 30, 2018 grew by 13.5% to $478.5 million from $421.5 million in 2017. Same-unit growth of $36.5 million, or 8.7%, was driven by those units that provide traditional accounting and tax related services, which increased by $17.6 million, or 7.4%, as well as national services, which increased by $17.2 million, or 11.4%, due to the same factors as discussed above in the quarterly section. The acquisitions listed above in the quarterly section as well as the acquisition of CMF Associates, LLC (“CMF”), effective June 1, 2017, collectively provided incremental revenue of approximately $20.5 million.

Fees earned under the ASAs, as described above, were approximately $124.1 million and $125.5 million for the nine months ended September 30, 2018 and 2017, respectively.

Operating Expenses

Operating expenses increased by $38.4 million, or 11%, for the nine months ended September 30, 2018, but decreased to 80.8% of revenue, from 82.6% of revenue for the prior year due to the same factors as discussed above in the quarterly section. Personnel costs increased by $33.1 million, or 11.7%, with acquisitions contributing approximately $11.7 million to the increase in personnel costs. Travel costs attributable to the growth in our advisory business also contributed to the increase in operating expenses. Travel-related costs increased $2.6 million, or 20.4%.

Benefits and Insurance Services

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$69,107	$69,663	$(556)	(0.8)%
Acquired businesses	962	—	962
Total revenue	$70,069	$69,663	$406	0.6%
Operating expenses	59,399	59,155	244	0.4%
Gross margin	$10,670	$10,508	$162	1.5%
Gross margin percent	15.2%	15.1%

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$217,242	$215,386	$1,856	0.9%
Acquired businesses	2,910	—	2,910
Total revenue	$220,152	$215,386	$4,766	2.2%
Operating expenses	181,697	179,174	2,523	1.4%
Gross margin	$38,455	$36,212	$2,243	6.2%
Gross margin percent	17.5%	16.8%

Three months ended September 30, 2018 compared to September 30, 2017

Revenue

The Benefits and Insurance Services practice group revenue during the three months ended September 30, 2018 increased by $0.4 million, or 0.6%, to $70.1 million compared to $69.7 million for the same period in 2017. The increase was driven by $1 million of incremental revenue from the acquisition of InR Advisory Services, LLC (“InR”), effective April 1, 2018, partially offset by a decrease in same-unit revenue of approximately $0.6 million in the third quarter of 2018 mostly attributable to our employee benefits group.

Operating Expenses

Operating expenses increased slightly by $0.2 million, or 0.4%, during the three months ended September 30, 2018, but decreased slightly to 84.8% of revenue from 84.9% of revenue for the same period in 2017. Personnel costs increased by $0.5 million, or 1.2%, with acquisitions contributing approximately $0.4 million to the increase in personnel costs.

Nine months ended September 30, 2018 compared to September 30, 2017

Revenue

Revenue for the nine months ended September 30, 2018 increased by $4.8 million, or 2.2%, to $220.2 million compared to $215.4 million for the same period in 2017. The increase was primarily driven by $2.9 million of incremental revenue from the acquisition listed above in the quarterly section as well as Slaton Insurance (“Slaton”), effective June 1, 2017, and Pacific Coastal Pension and Insurance Services (“Pacific Coastal”), effective February 1, 2017. Same-unit growth of $1.9 million, or 0.9%, was driven by our core benefits and insurance services, notably in our property and casualty group, which recognized revenue of $1.6 million in the nine months ended September 30, 2018 due to the adoption of Topic 606. Revenue was not restated for the same period in 2017, as permitted under Topic 606. Refer to Note 2, New Accounting Pronouncements, for further details on the impact of Topic 606.

Operating Expenses

Operating expenses increased by $2.5 million, or 1.4%, for the nine months ended September 30, 2018, but decreased to 82.5% of revenue, from 83.2% of revenue for the prior year due to leveraging personnel costs and other operating expenses with the increase in revenue. Personnel costs increased by $2.5 million, or 1.9%, with acquisitions contributing approximately $1.5 million to the increase in personnel costs.

National Practices

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$8,035	$7,755	$280	3.6%
Operating expenses	7,514	7,109	405	5.7%
Gross margin	$521	$646	$(125)	(19.3)%
Gross margin percent	6.5%	8.3%

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$24,343	$23,283	$1,060	4.6%
Operating expenses	22,356	21,351	1,005	4.7%
Gross margin	$1,987	$1,932	$55	2.8%
Gross margin percent	8.2%	8.3%

Three and nine months ended September 30, 2018 compared to September 30, 2017

Revenue and Operating Expenses

The National Practices group is primarily driven by a cost-plus contract with a single client, which has existed since 1999. Revenues from this single client accounted for approximately 75% of the National Practice group’s revenue. For the three and nine months ended September 30, 2018, revenue increased by $0.3 million, or 3.6%, and $1.1 million, or 4.6%, respectively, while operating expenses increased $0.4 million, or 5.7%, and $1 million, or 4.7%, driven by an increase in salaries and benefits.

LIQUIDITY

Our principal sources of liquidity are cash generated from operating activities and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements while our cash flows from financing activities are dependent upon our ability to access credit or other capital. We typically maintain low cash levels and apply any available cash to pay down the outstanding debt balance.

We historically experience a use of cash to fund working capital requirements during the first quarter of each fiscal year, primarily due to the seasonal accounting and tax services period under the Financial Services practice group. Upon completion of the seasonal accounting and tax services period, cash provided by operations during the remaining three quarters of the fiscal year substantially exceeds the use of cash in the first quarter of the fiscal year.

Accounts receivable balances increase in response to the increase in first quarter revenue generated by the Financial Services practice group. A significant amount of this revenue is billed and collected in subsequent quarters. Days sales outstanding (“DSO”) from continuing operations represent accounts receivable and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve months daily revenue. We provide DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of our ability to collect on receivables in a timely manner. DSO was 81 days and 72 days at September 30, 2018 and December 31, 2017, respectively. DSO at September 30, 2017 was 84 days.

The following table presents selected cash flow information (in thousands). For additional details, refer to the accompanying Consolidated Statements of Cash Flows.

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$63,272	$37,851
Net cash provided by investing activities	42,201	43,463
Net cash used in financing activities	(102,838)	(79,306)
Net increase in cash, cash equivalents and restricted cash	$2,635	$2,008

Operating Activities

The $25.4 million net increase in cash provided by operations was mainly due to an increase in net income of $17 million and a $5.7 million increase in noncash item adjustments, notably an increase in the adjustment to the contingent earnout liability of $3.5 million mostly attributable to a mark-to-market adjustment on contingent shares held for earnouts, as well as a $3.1 million adjustment related to deferred income taxes.

Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2018 consisted primarily of net activity related to funds held for clients of $76.3 million, partially offset by $24.6 million of cash used related to the acquisitions of Laurus and InR, as well as $9.8 million of cash used for capital expenditures. Cash provided by investing activities for the nine months ended September 30, 2017 consisted primarily of $79.7 million of net activity related to funds held for clients, partially offset by $26.6 million of cash used related to the acquisitions of CMF, Slaton and The Savitz Organization, as well as $8.9 million of cash used for capital expenditures.

The balances in funds held for clients and client fund obligations can fluctuate with the timing of cash receipts and the related cash payments. The nature of these accounts is further described in Note 1, Organization and Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2018 primarily consisted of net decrease in client fund obligations of $76.3 million, as well as $11.7 million in contingent consideration payments related to prior acquisitions and $11.4 million in net payments on our credit facility. Cash used in financing activities for the nine months ended September 30, 2017 consisted primarily of a net decrease of $79.7 million in client fund obligations and the repurchase of our common stock at a cost of approximately $10.3 million.

Capital Resources

Credit Facility

At September 30, 2018, we had $167.1 million outstanding under the 2018 credit facility as well as letters of credit totaling $0.9 million. Available funds under the 2018 credit facility, based on the terms of the commitment, were approximately $226 million at September 30, 2018. For further discussion regarding our debt, refer to Note 7, Debt and Financing Arrangements, to the accompanying consolidated financial statements.

Line Of Credit

On August 16, 2018, we entered into an unsecured $20 million line of credit with a bank participating in our 2018 credit facility. This line of credit will be used to support our short-term funding requirements of payroll client fund obligations due to the investment of client funds, rather than liquidating client funds that have already been invested in available-for-sale securities. Refer to Note 9, Financial Instruments, to the accompanying consolidated financial statements for further discussion regarding these investments. The line of credit, which terminates August 16, 2019, did not have a balance outstanding at September 30, 2018. Borrowings under the line of credit bear interest at the prime rate. Refer to Note 7, Debt and Financing Arrangements, to the accompanying consolidated financial statements for further discussion regarding the line of credit.

Debt Covenant Compliance

Under the 2018 credit facility, we are required to meet certain financial covenants with respect to (i) total leverage ratio and (ii) a minimum fixed charge coverage ratio. We are in compliance with our covenants as of September 30, 2018. Our ability to service our debt and to fund future strategic initiatives will depend upon our ability to generate cash in the future.

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

•

We completed two acquisitions during the nine months ended September 30, 2018. For further details on acquisitions, refer to Note 14, Acquisitions, to the accompanying condensed consolidated financial statements.

•

During the nine months ended September 30, 2018, we repurchased approximately 0.3 million shares of our common stock at a total cost of approximately $6.2 million, compared to 0.6 million shares of our common stock at a total cost of approximately $8.8 million for the same period in 2017. For the nine months ended September 30, 2018 and 2017, we withheld approximately 0.1 million and 0.1 million shares with an aggregate value of approximately $1.9 million and $1.4 million from employees who exercised stock options or who received vested restricted stock awards. Such shares were withheld, if applicable, to cover the required tax withholdings.

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

We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $0.9 million and $2.3 million at September 30, 2018 and December 31, 2017. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at September 30, 2018 and December 31, 2017 totaled $2.9 million and $2.5 million, respectively.

We have various agreements under which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by us under such indemnification clauses is generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2018, we are not aware of any material obligations arising under indemnification agreements that would require payment.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our floating rate debt under our 2018 credit facility exposes us to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which we could borrow funds under the 2018 credit facility. Our balance outstanding under our 2018 credit facility at September 30, 2018 was $167.1 million, of which $82.1 million is subject to rate risk. If market rates were to increase or decrease 100 basis points from the levels at September 30, 2018, interest expense would increase or decrease approximately $0.8 million annually.

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

At September 30, 2018, we had five interest rate swaps with notional values of $15 million, $25 million, $10 million, $20 million and $15 million with maturities of 5 months, 2 years, 3 years, 4 years and 5 years, respectively. Refer to Note 9, Financial Instruments, for further details on our interest rate swaps. Management will continue to evaluate the potential use of interest rate swaps as we deem appropriate under certain operating and market conditions. We do not enter into derivative instruments for trading or speculative purposes.

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

(b) Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition on our financial statements to facilitate the adoption on January 1, 2018. There were no significant changes to our internal control over financial reporting due to the adoption of the new revenue recognition standard. Refer to Note 2, New Accounting Pronouncements, and Note 3, Revenue, for further information.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent sales of unregistered securities

During the three months ended September 30, 2018, we did not issue any shares of our common stock as payment for contingent consideration for previous acquisitions. During the nine months ended September 30, 2018, we issued approximately 0.1 million shares of our common stock as payment for contingent consideration for previous acquisitions.

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

(c) Issuer purchases of equity securities

Our first priority for the use of capital is to make strategic acquisitions. We have the financing flexibility and the capacity to carry out an active acquisition program and to take an opportunistic approach towards using funds to repurchase shares. We have a Share Repurchase Program, authorized by our Board of Directors, which allows us to purchase up to 5 million shares of our common stock (i) in the open market, (ii) in privately negotiated transactions, and (iii) under Rule 10b5-1 trading plans. Privately negotiated transactions may include purchases from our employees, Officers and Directors, in accordance with SEC rules. Rule 10b5-1 trading plans allow for repurchases during periods when we would not be normally active in the trading market due to regulatory restrictions. The Share Repurchase Program does not obligate us to acquire any specific number of shares and may be suspended at any time.

On February 8, 2018, our Board of Directors authorized the continuation of the Share Repurchase Program, which has been renewed annually for the past fourteen years. It is effective beginning April 1, 2018, to which the amount of shares to be purchased will be reset to 5 million, and expires one year from the effective date.

Shares repurchased during the three months ended September 30, 2018 (reported on a trade-date basis) are summarized in the table below (in thousands, except per share data). Average price paid per share includes fees and commissions. During the three months ended September 30, 2018, we repurchased 159,600 shares of our common stock at a total cost of approximately $3.7 million, which does not include the purchase of shares withheld for tax purposes under the 2014 Plan. During the three months ended September 30, 2018, less than one thousand shares were purchased from stock plan recipients in lieu of cash to satisfy certain tax obligations under the 2014 Plan.

	Issuer Purchases of Equity Securities
Third Quarter Purchases	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
July 1 – July 31, 2018	53	$22.88	53	4,759
August 1 – August 31, 2018	60	$22.88	60	4,699
September 1 – September 30, 2018	47	$23.86	47	4,652
Third quarter purchases	160	$23.17	160

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1 *	Loan Agreement dated as of August 16, 2018 by and among CBIZ Benefits and Insurance, Inc. and The Huntington National Bank.

31.1 *	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *

The following materials from CBIZ, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, (iii) Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2018 and the year ended December 31, 2017; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (v) Notes to the Consolidated Financial Statements.

*	Indicates documents filed herewith.
**	Indicates document furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBIZ, Inc.
(Registrant)

Date:	November 1, 2018	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer