Form 10-K
period 2018-12-31
CBIZ, Inc.
filed 2019-02-28
CIK 944148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the last sales price of such common stock as of the closing of trading on June 29, 2018, was approximately $1.2 billion.

The number of outstanding shares of the registrant’s common stock is 54,848,225 as of January 31, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2019 Annual Meeting of Stockholders.

CBIZ, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“the Exchange Act”). All statements other than statements of historical fact included in this Annual Report on Form 10-K including, without limitation, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and plans and objectives for future performance are forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are commonly identified by the use of such terms and phrases as “will,” “could,” “can,” “may,” “strive,” “hope,” “intend,” “believe,” “estimate,” “continue,” “plan,” “expect,” “project,” “anticipate,” “outlook,” “foreseeable future,” “seek” and words or phrases of similar import in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated services, sales efforts, expenses, and financial results.

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

The following text is qualified in its entirety by reference to the more detailed information and consolidated financial statements (including the notes thereto) appearing elsewhere in this Annual Report on Form 10-K. Unless the context otherwise requires, references in this Annual Report to “we,” “our,” “us,” “CBIZ” or the “Company” shall mean CBIZ, Inc., a Delaware corporation, and its wholly-owned subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year which ends on December 31.

PART I

Item 1. Business.

Introduction - We have been operating as a professional services business since 1996. We built our professional services business organically and through acquiring and integrating accounting and financial service providers, group health benefits consulting firms, property and casualty brokerage firms, retirement plan services firms, payroll service providers, and valuation and other service firms throughout the United States. We are listed on the New York Stock Exchange (“NYSE”) under the symbol “CBZ.”

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

Business Strategy - We strive to maximize shareholder value and believe this is accomplished through growth in revenue and earnings per share, as well as the strategic allocation and deployment of free cash-flow and capital resources.

Revenue - We believe revenue growth will be achieved through internal organic growth, cross-serving additional services to our existing clients, and targeted acquisitions. We expect to grow earnings per share by increasing revenue and achieving operating leverage through improved productivity and cost management. Each of these components is critical to the long-term growth strategy, and we expect each component to contribute to our long-term revenue growth.

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

Cash Flows and Capital Resources - Our strategy is to utilize capital resources for strategic initiatives that will optimize shareholder return. The highest priority for the utilization of capital is focused on strategic acquisitions. We also believe that repurchasing shares of our common stock is a use of cash that provides stockholder value. We may repurchase shares of our common stock when, after assessing capital needed to fund acquisitions and seasonal working capital needs, capital resources are available and such repurchases are accretive to stockholders.

Business Services - We deliver our integrated services through three operating practice groups. A general description of services provided by each practice group is provided in the table below.

Financial Services	Benefits and Insurance Services	National Practices
• Accounting and Tax • Government Healthcare Consulting • Financial Advisory • Valuation • Risk & Advisory Services	• Group Health Benefits Consulting • Payroll • Property and Casualty • Retirement Plan Services	• Managed Networking and Hardware Services • Healthcare Consulting

Practice Groups

Revenue by practice group for the years ended December 31, 2018, 2017 and 2016 is provided in the table below (in thousands) along with a discussion of certain external relationships and regulatory factors that currently impact those practice groups.

	Year Ended December 31,
	2018		2017		2016
Financial Services	$600,926	65.2%	$540,315	63.2%	$501,307	62.7%
Benefits and Insurance Services	288,437	31.3%	283,909	33.2%	267,606	33.5%
National Practices	32,640	3.5%	31,116	3.6%	30,919	3.8%
Total CBIZ revenue	$922,003	100.0%	$855,340	100.0%	$799,832	100.0%

Financial Services

The Financial Services practice group is divided into a Financial Services division, which represents the various accounting units spread geographically throughout the United States that provide core accounting services regionally, and a National Services division consisting of those units that provide their specialty services nationwide. Core accounting services consist mainly of accounting and tax compliance and consulting, while National Services consist primarily of federal and state governmental healthcare compliance, valuation services, real estate consulting and internal audit outsourcing. Both the Financial Services and National Services divisions report to the President of Financial Services.

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

Fees earned by us under the ASAs are recorded as revenue in the accompanying Consolidated Statements of Comprehensive Income and totaled approximately $154.0 million, $156.4 million and $144.8 million for the years ended December 31, 2018, 2017 and 2016, respectively, a majority of which is related to services rendered to privately-held clients and governmental agencies. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to us is typically reduced on a proportional basis. The ASAs have terms ranging up to fifteen years, are renewable upon agreement by both parties, and have certain rights of extension and termination.

At December 31, 2018, we maintained ASAs with five CPA firms. Most of the members and/or stockholders of those CPA firms are also our employees, and we render services to the CPA firms as an independent contractor. One of our ASAs is with Mayer Hoffman McCann, P.C. (“Mayer Hoffman”), an independent national CPA firm headquartered in Kansas City, Missouri. Mayer Hoffman has 170 stockholders, the vast majority of whom are also our employees. Mayer Hoffman maintains an eight member board of directors. There are no board members of Mayer Hoffman who hold senior officer positions at CBIZ. Our association with Mayer Hoffman offers clients access to the multi-state resources and expertise of a national CPA firm. We also have an ASA with Myers and Stauffer LC (“MSLC”), an independent national governmental healthcare consulting firm headquartered in Kansas City, Missouri. MSLC has eleven equity members, all of whom are also our employees. MSLC maintains a five member executive committee, none of whom hold senior officer positions at CBIZ. Although the ASAs do not constitute control, we are one of the beneficiaries of the agreements and may bear certain economic risks. As such, the CPA firms with which we maintain ASAs qualify as variable interest entities. Refer to Note 1, Basis of Presentation and Significant Accounting Policies, to the accompanying consolidated financial statements for further discussion.

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

The Benefits and Insurance Services practice group maintains relationships with many different insurance carriers. Some of these carriers have compensation arrangements with us whereby some portion of payments due may be contingent upon meeting certain performance goals, or upon our providing client services that would otherwise be provided by the carriers. These compensation arrangements are provided to us as a result of our performance and expertise, and may result in enhancing our ability to access certain insurance markets and services on behalf of our clients. The aggregate compensation related to these arrangements received during the years ended December 31, 2018, 2017 and 2016 was less than 2% of consolidated CBIZ revenue for the respective periods.

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

Sales and Marketing - In 2018, CBIZ launched a major branding campaign targeted to business decision makers in order to increase awareness of CBIZ in the marketplace. The campaign utilized national cable television networks including CNN, FOX and MSNBC geographically focused on the markets we serve. The TV commercials were also promoted online through a multichannel digital advertising campaign.  Quantitative pre- and post- campaign research will be used to evaluate the success of the branding campaign.

Overall, CBIZ marketing goals are focused on providing us with a consistent image while at the same time providing support, tools and resources for each practice and market to utilize within each of our distinct geographic and industry markets. Three key strategies are employed to accomplish these goals: (i) thought leadership, (ii) market segmentation, and (iii) sales/sales management process development.

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

Clients - We provide professional services to over 90,000 clients, including over 50,000 business clients. By providing various professional services and administrative functions, we enable our clients to focus their resources on their own operational competencies. Reducing administrative functions allows clients to enhance productivity, reduce costs and improve service quality and efficiency by focusing on their core business. Depending on a client's size and capabilities, it may choose to utilize one, some or many of the diverse and integrated services offered by us.

Our clients represent a large variety of industries and markets, including many government agencies. We target SMB companies that have between 50 and 2,000 employees and annual revenues between $5.0 million and $200.0 million. Our largest client comprised less than 3% of our consolidated revenue in 2018 and is included in the National Practices operating practice group. Management believes that our client diversity helps insulate us from a downturn in a particular industry or geographic market. Nevertheless, economic conditions among select clients and groups of clients may have an impact on the demand for services provided by us.

Competition - The professional business services industry is highly fragmented and competitive, with a majority of industry participants, such as accounting, group health and welfare benefits consultants, payroll providers or professional service organizations, offering only a limited number of services. Competition is based primarily on client relationships, quality of professional advice, range and quality of services or product offerings, customer service, timeliness, geographic proximity, and competitive rates. We compete with a number of multi-location regional or national professional services firms and a large number of relatively small independent firms in local markets. Our competitors in the professional business services industry include, but are not limited to, independent consulting services companies, independent accounting and tax firms, payroll service providers, independent insurance brokers and divisions of diversified services companies.

Acquisitions and Divestitures - We seek to strengthen our operations and customer service capabilities by selectively acquiring businesses that expand our market position and strengthen our existing service offerings. In 2018, we completed three acquisitions and purchased one client list. We divest (through sale or closure) business operations that do not contribute to our long-term objectives for growth, or that are not complementary to our target service offerings and markets. In 2018, we sold a small office in the Financial Services practice group, as well as two books of business in the Benefits and Insurance practice group. For further discussion regarding acquisitions and divestitures, refer to Note 19, Acquisitions, and Note 20, Discontinued Operations and Divestitures, to the accompanying consolidated financial statements.

Regulation - Our operations are subject to regulation by federal, state, local and professional governing bodies. Accordingly, our business services may be impacted by legislative changes by these bodies, particularly with respect to provisions relating to payroll, benefits administration and insurance services, pension plan administration and tax and accounting. We remain abreast of regulatory changes affecting our business, as these changes often affect clients’ activities with respect to employment, taxation, benefits, and accounting. For instance, changes in income, estate, or property tax laws may require additional consultation with clients subject to these changes to ensure their activities comply with revised regulations.

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

As of December 31, 2018, we believe we are in compliance with all governmental and professional organizations regulations relevant to the services we provide.

Liability Insurance - We carry insurance policies, including those for commercial general liability, automobile liability, property, crime, professional liability, directors’ and officers’ liability, fiduciary liability, employment practices liability and workers' compensation, subject to prescribed state mandates. Excess liability coverage is carried over the underlying limits provided by the commercial general liability, directors’ and officers’ liability, professional liability and automobile liability policies.

Employees - At December 31, 2018, we employed approximately 4,800 employees. We believe that we have a good relationship with our employees. A large number of our employees hold professional licenses or degrees. As a professional services company that differentiates itself from competitors through the quality and diversity of our service offerings, we believe that our employees are our most important asset. Accordingly, we strive to remain competitive as an employer while increasing the capabilities and performance of our employees.

Seasonality - A disproportionately large amount of our revenue occurs in the first half of the year. This is due primarily to accounting and tax services provided by our Financial Services practice group, which is subject to seasonality related to heavy volume in the first four months of the year. The Financial Services practice group generated nearly 40% of its revenue in the first four months of each of the past five years. In addition, nearly 50% of our annual earnings per share have been earned during the first quarter of each of the past five years. Like most professional service companies, most of our operating costs are relatively fixed in the short term, which generally results in higher operating margins in the first half of the year.

Available Information - Our principal executive office is located at 6050 Oak Tree Boulevard, South, Suite 500, Cleveland, Ohio 44131, and our telephone number is (216) 447-9000. Our website is located at https://www.cbiz.com. We make available, free of charge on our website, through the investor information page, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after we file (or furnish) such reports with the SEC. In addition, the SEC maintains an Internet Website that contains reports, proxy and information statements and other information about us at https://www.sec.gov. Our corporate code of conduct and ethics and the charters of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee of the Board of Directors are available on the investor information page of our website, referenced above, and in print to any shareholder who requests them.

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

Payments on accounts receivable may be slower than expected, or amounts due on receivables or notes may not be fully collectible. Professional services firms often experience higher average accounts receivable days outstanding compared to many other industries, which may be magnified if the general economy worsens. If our collections become slower, our liquidity may be adversely impacted. We monitor the aging of receivables regularly and make assessments of the ability of customers to pay amounts due. We provide for potential bad debts and recognize additional reserves against bad debts as we deem it appropriate. Notwithstanding these measures, our customers may face unexpected circumstances that adversely impact their ability to pay their trade receivables or note obligations to us and we may face unexpected losses as a result.

We are dependent on the services of our executive officers and other key employees, the loss of any of whom may have a material adverse effect on our business, financial condition and results of operations. Our success depends in large part upon the abilities and continued services of our executive officers and other key employees, such as our business unit presidents. In the course of business operations, employees may resign and seek employment elsewhere. Certain principal employees, however, are bound in writing to agreements containing non-compete and other restrictive covenants barring competitive employment, client acceptance, and solicitation of employees for a period of between two and ten years following their resignation. We cannot assure you that we will be able to retain the services of our key personnel. If we cannot retain the services of key personnel, there could be a material adverse effect on our business, financial condition and results of operations. While we generally have contractual arrangements with key personnel that contain restrictive covenants, courts are at times reluctant to enforce such covenants. In addition, many of our executive officers and other key personnel are either participants in our 2014 Stock Incentive Plan (the “2014 Plan”), holders of a significant amount of our common stock, or receive other incentive-based compensation. We believe that these interests provide additional incentives for these key employees to remain with us. In order to support our growth, we intend to continue to effectively recruit, hire, train and retain additional qualified management personnel. Our inability to attract and retain necessary personnel could have a material adverse effect on our business, financial condition and results of operations.

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

Our goodwill and other intangible assets could become impaired, which could lead to material non-cash charges against earnings. At December 31, 2018, the net carrying value of our goodwill and other intangible assets totaled $564.3 million and $72.7 million, respectively. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other, we assess these assets, including client lists, to determine if there is any indication of impairment. Significant negative industry or economic trends, disruptions to our business, adverse changes resulting from new governmental regulations, divestitures and sustained market capitalization declines may result in recognition of impairments. Any impairment of goodwill or intangible assets would result in a non-cash charge against current earnings, which could lead to a material impact on our results of operations and statements of financial position.

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

Governmental regulations and interpretations are subject to changes, which could have a material adverse effect on revenue. Changes in laws and regulations, or the interpretation and application thereof, could result in changes in the amount or the type of business services required by businesses and individuals, which could have a material adverse effect on our financial condition. We cannot be sure that future laws and regulations will provide the same or similar opportunities for us to provide business consulting and management services to businesses and individuals. State insurance regulators have conducted inquiries to clarify the nature of compensation arrangements within the insurance brokerage industry. Future regulatory actions or laws, including tax laws and laws and regulations relating to the Affordable Care Act, may limit or eliminate our ability to enhance revenue through all current compensation arrangements and may result in a diminution of future insurance brokerage revenue from these sources. Accordingly, our ability to continue to operate in some states may depend on our flexibility to modify our operational structure in response to these changes in regulations.

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

Cyber-attacks or other security breaches involving our computer systems or the systems of one or more of our vendors could materially and adversely affect our business. Our systems, like others in the industries we serve, are vulnerable to cyber security risks, and we are subject to potential disruption caused by such activities. Corporations such as ours are subject to frequent attacks on their systems. Such attacks may have various goals, from seeking confidential information to causing operational disruption. Although to date such activities have not resulted in material disruptions to our operations or, to our knowledge, a material breach of any security or confidential information, no assurance can be provided that such disruptions or breach will not occur in the future. Any significant violations of data privacy could result in the loss of business, litigation, regulatory investigations, penalties, ongoing expenses related to client credit monitoring and support, and other expenses, any of which could damage our reputation and adversely affect the growth of our business. While we have deployed resources that are responsible for maintaining appropriate levels of cyber security, and while we utilize third-party technology products and services to help identify, protect, and remediate our information technology systems and infrastructure against security breaches and cyber-incidents, our responsive and precautionary measures may not be adequate or effective to prevent, identify, or mitigate attacks by hackers, foreign governments, or other actors or breaches caused by employee error, malfeasance, or other disruptions. We are also dependent on security measures that some of our third-party vendors and customers are taking to protect their own systems and infrastructures. If our third-party vendors do not maintain adequate security measures, do not require their sub-contractors to maintain adequate security measures, do not perform as anticipated and in accordance with contractual requirements, or become targets of cyber-attacks, we may experience operational difficulties and increased costs, which could materially and adversely affect our business.

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

The future issuance of additional shares could adversely affect the price of our common stock. Future sales or issuances of common stock, including those related to the uses described below, or the perception that sales could occur, could adversely affect the market price of our common stock and dilute the percentage ownership held by our stockholders. We have authorized 250 million shares of common stock, and have approximately 54.8 million shares of common stock outstanding at January 31, 2019. A substantial number of these shares have been issued in connection with acquisitions. As part of many acquisition transactions, shares are contractually restricted from sale for a one-year period, and as of January 31, 2019, approximately 0.2 million shares of our common stock were under lock-up contractual restrictions that expire by December 31, 2019. We cannot be sure when sales by holders of our stock will occur, how many shares will be sold or the effect that sales may have on the market price of our common stock.

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

We require a significant amount of cash for interest payments on our debt and to expand our business as planned. At December 31, 2018, our debt consisted primarily of $135.5 million in principal amount outstanding under our $400 million unsecured credit facility (as amended and restated the “2018 credit facility” or the “credit facility”). Our debt requires us to dedicate a portion of our cash flow from operations to pay interest on our indebtedness, thereby reducing the funds available to use for acquisitions, capital expenditures and general corporate purposes. Our ability to make interest payments on our debt, and to fund acquisitions, will depend upon our ability to generate cash in the future. Insufficient cash flow could place us at risk of default under our debt agreements or could prevent us from expanding our business as planned. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our credit facility in an amount sufficient to enable us to fund our other liquidity needs. Volatility in interest rates from monetary policy or economic conditions could increase expenses, cause uncertainty and impact our ability to pay interest on our indebtedness. Refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for further information regarding interest rate risk.

The interest rates under our 2018 credit facility and related interest rate swaps may be impacted by the phase-out of LIBOR. The London Interbank Offered Rate (“LIBOR”), is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rates on loans globally. We generally use LIBOR as a reference rate to calculate interest rates under our credit facility. In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index, the Secured Overnight Financing Rate (“SOFR”), calculated using short-term repurchase agreements backed by Treasury securities. SOFR is observed and backward looking, unlike LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR also may be more volatile than LIBOR. Whether or not SOFR, or another alternative reference rate, attains market traction as a LIBOR replacement tool remains in question. If LIBOR ceases to exist, we may need to amend our 2018 credit facility and related interest rate swaps to replace LIBOR with an agreed upon replacement index, and certain of the interest rates under our 2018 credit facility may change. The new rates may not be as favorable to us as those in effect prior to any LIBOR phase-out. We may also find it desirable to engage in more frequent interest rate hedging transactions.

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

We are reliant on information processing systems and any failure or disruptions of these systems could have a material adverse effect on our business, financial condition and results of operations. Our ability to provide business services depends on our capacity to store, retrieve, process and manage significant databases, and expand and upgrade periodically our information processing capabilities. Interruption or loss of our information processing capabilities through loss of stored data, breakdown or malfunctioning of computer equipment and software systems, telecommunications failure, or damage caused by extreme weather conditions, electrical power outage, geopolitical events, or other disruption could have a material adverse effect on our business, financial condition and results of operations. Although we have disaster recovery procedures in place and insurance to protect against such contingencies, we cannot be sure that insurance or these services will continue to be available, cover all our losses or compensate us for the possible loss of clients occurring during any period that we are unable to provide business services.

We may not be able to acquire and finance additional businesses which may limit our ability to pursue our business strategy. We acquired three businesses and one client list during 2018, and maintain a healthy pipeline of potential businesses for acquisition. Targeted acquisitions are part of our growth strategy, and it is our intention to selectively acquire businesses or client lists that are complementary to existing service offerings in our target markets. However, we cannot be certain that we will be able to continue identifying appropriate acquisition candidates and acquire them on satisfactory terms, and we cannot be assured that such acquisitions, even if completed, will perform as expected or will contribute significant synergies, revenues or profits. In addition, we may also face increased competition for acquisition opportunities, which may inhibit our ability to complete transactions on terms that are favorable to us. As discussed above, there are certain provisions under our credit facility that may limit our ability to acquire additional businesses. In the event that we are not in compliance with certain covenants as specified in our credit facility, we could be restricted from making acquisitions, restricted from borrowing funds from our credit facility for other uses, or required to pay down the outstanding balance on the line of credit. However, management believes that funds available under the credit facility, along with cash generated from operations, will be sufficient to meet our liquidity needs, including planned acquisition activity in the foreseeable future. To the extent we are unable to find suitable acquisition candidates, an important component of our growth strategy may not be realized.

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

Given our levels of share-based compensation, our tax rate may vary significantly depending on our stock price. We apply FASB Accounting Standard Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting under which the tax effects of the accounting for share-based compensation may significantly impact our effective tax rate from period to period. In periods in which our stock price is higher than the grant date fair value of the share-based compensation vesting or exercises in that period, we will recognize excess tax benefits that will decrease our effective tax rate. For example, in 2018 and 2017, the excess tax benefit recognized from share-based compensation decreased our provision for income taxes by $3.3 million and $3.8 million, respectively. In future periods in which our stock price is lower than the grant price of the share-based compensation vesting in that period, our effective tax rate may increase. The amount and value of share-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of share-based compensation on our effective tax rate. These tax effects are dependent on our stock price and exercise activity, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.

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

Rapid technological changes could significantly impact our competitive position, client relationships and operating results. The professional business services industry has been and continues to be impacted by significant technological changes, enabling companies to offer services competitive with ours. Many of those technological changes are (i) reducing demand for our services, (ii) enabling the development of competitive products or services, or (iii) enabling our current customers to reduce or bypass the use of our services. Additionally, rapid changes in artificial intelligence and block chain-based technology are increasing the competitiveness landscape. We may not be successful in anticipating or responding to these changes and demand for our services could be further reduced by advanced technologies being deployed by our competitors. The effort to gain technological expertise and develop new technologies in our business may require us to incur significant expenses. In some cases, we depend on key vendors and partners to provide technology and other support. If these third parties fail to perform their obligations or cease to work with us, our ability to execute on our strategic initiatives could be adversely affected.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located at 6050 Oak Tree Boulevard, South, Suite 500, Cleveland, Ohio 44131, in leased premises. We lease more than 100 offices in 32 states and believe that our current facilities are sufficient for our current needs.

Item 3. Legal Proceedings.

Refer to Note 12, Commitments and Contingencies, to the accompanying consolidated financial statements for information on legal proceedings, which is incorporated by reference herein.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock - Our common stock is traded on the NYSE under the trading symbol “CBZ.”

Holders of Record - The approximate number of holders of our common stock based on record ownership as of December 31, 2018 was 2,200 holders.

Dividends - Historically, we have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Refer to Note 9, Debt and Financing Arrangements, to the accompanying consolidated financial statements for information relating to restrictions on declaring or making dividend payments under our 2018 credit facility.

Recent Sales of Unregistered Securities - During the year ended December 31, 2018, we issued approximately 0.2 million shares of our common stock as payment for contingent consideration for acquisitions that occurred prior to 2018. The above referenced shares were issued in transactions not involving a public offering in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act. The persons to whom the shares were issued had access to full information about the Company and represented that they acquired the shares for their own account and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold, or otherwise transferred without having first been registered under the Securities Act or pursuant to an exemption from the Securities Act.

Issuer Purchases of Equity Securities - In 2018, we repurchased approximately 0.8 million shares of our common stock at a total cost of approximately $15.6 million, which does not include the purchase of shares withheld for tax purposes under the 2014 Plan. On February 6, 2019, our Board of Directors authorized the continuation of the Share Repurchase Program, which has been renewed annually for the past fifteen years. It is effective beginning April 1, 2019, to which the amount of shares to be purchased will be reset to 5 million, and will expire one year from the effective date. Refer to Note 14, Common Stock, to the accompanying consolidated financial statements for further information relating to the Share Repurchase Program.

Performance Graph - The graph below matches the cumulative five-year total return of holders of CBIZ, Inc.’s common stock with the cumulative total returns of the S&P 500 index, the Russell 2000 index and a customized peer group of five companies that includes: Brown & Brown, Inc., H & R Block, Inc., Paychex, Inc., Resources Connection, Inc. and Willis Towers Watson Plc. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on 12/31/2013 and tracks it through 12/31/2018.

*	$100 invested on 12/31/2013 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2019 Standard & Poor's, a division of S&P Global. All rights reserved.

Copyright© 2019 Russell Investment Group. All rights reserved.

	12/13	12/14	12/15	12/16	12/17	12/18
CBIZ, Inc.	$100.00	$93.86	$108.11	$150.22	$169.41	$216.01
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
Russell 2000	100.00	104.89	100.26	121.63	139.44	124.09
Peer Group	100.00	107.77	118.93	127.99	151.81	153.95

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Results of Operations Data
Revenue	$922,003	$855,340	$799,832	$750,422	$719,483
Income from continuing operations before income tax expense	79,840	74,320	67,006	57,832	50,568
Income tax expense	18,267	23,288	26,399	22,829	20,154
Income from continuing operations (1)	61,573	51,032	40,607	35,003	30,414
Net income	$61,570	$50,377	$40,065	$34,107	$29,759
Basic weighted average common shares	54,561	53,862	52,321	50,280	48,343
Diluted weighted average common shares	56,487	55,689	53,513	52,693	51,487
Diluted earnings per share:
Continuing operations	$1.09	$0.92	$0.76	$0.66	$0.59
Net income	$1.09	$0.91	$0.75	$0.65	$0.58
Balance Sheet Data
Total assets	$1,183,031	$1,176,231	$1,118,588	$996,331	$991,244
Long-term debt (2)	$135,500	$178,500	$191,400	$206,550	$203,969
Total liabilities	$589,368	$645,352	$638,567	$568,383	$591,399
Total stockholders’ equity	$593,663	$530,879	$480,021	$427,948	$399,845
Adjusted EBITDA (3)	$109,135	$104,011	$94,842	$87,039	$82,220

(1)	“Income from continuing operations” in 2018 and 2017 was impacted by the Tax Act and Jobs Act of 2017. Refer to Note 8, Income Taxes, for additional information on our provision for income taxes
(2)

Represents bank debt and the convertible notes, which are reported in the accompanying Consolidated Balance Sheets. The 4.875% 2010 Convertible Senior Subordinated Notes matured in the fourth quarter of 2015.

(3)

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to, and should be read in conjunction with, our consolidated financial statements included elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management’s expectations. Please see the sections of this report entitled “Forward-Looking Statements” and “Risk Factors.”

Executive Summary

Financial Year in Review - Revenue of $922.0 million in 2018 grew $66.7 million, or 7.8%, from revenue of $855.3 million in 2017. Same-unit revenue improved by $40.2 million, or 4.7%, while acquisitions contributed $26.5 million to revenue, or 3.1%. A detailed discussion of revenue by practice group is included under “Operating Practice Groups.” Income from continuing operations in 2018 increased $10.5 million, or 20.7%, to $61.6 million from $51.0 million in 2016. Refer to “Results of Operations - Continuing Operations” for a detailed discussion of the components of income from continuing operations. Earnings per diluted share from continuing operations were $1.09 in 2018, compared to $0.92 in 2017, with a fully diluted weighted average share count of 56.5 million shares in 2018, compared to 55.7 million shares in 2017.

Strategic Use of Capital - Our first priority for the use of capital is to make strategic acquisitions. We completed three acquisitions in 2018; Laurus Transaction Advisors, LLC (“Laurus”), InR Advisory Services, LLC (“InR”) and Sequoia Institutional Services (“Sequoia”). We also purchased one client list, which was recorded in the Financial Services practice group. Annualized revenue for these acquisitions is estimated to be approximately $11.0 million. Refer to Note 19, Acquisitions, to the accompanying consolidated financial statements for further discussion on acquisitions.

We also have the financing flexibility and the capacity to take an opportunistic approach towards share repurchases. We believe that repurchasing shares of our common stock is a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our shareholders. We repurchased 0.8 million shares of our common stock at a total cost of approximately $15.6 million in 2018, 1.2 million shares at a total cost of approximately $18.3 million in 2017 and 0.8 million shares at a total cost of approximately $7.8 million in 2016. Refer to Note 14, Common Stock, to the accompanying consolidated financial statements for further discussion on the Share Repurchase Program.

Tax Cuts and Jobs Act of 2017 (the “Tax Act”) - The Tax Act permanently reduced the corporate federal income tax rate from 35% to 21% beginning in 2018. Our effective tax rate was 22.9% in 2018, compared to 31.3% in 2017. Refer to Note 8, Income Taxes, for additional information on our provision for income taxes.

Adoption of Revenue from Contracts with Customers - On January 1, 2018, we adopted ASU No. 2014-09, “Revenue from Contracts with Customers” (“Topic 606”) and all of the related amendments. Refer to Note 1, Basis of Presentation and Significant Accounting Policies, and Note 2, Revenue, to the accompanying consolidated financial statements for further discussion on Topic 606.

Debt and Financing Arrangements - On April 3, 2018, we amended and restated our $400.0 million unsecured credit facility. The 2018 credit facility (i) amends the previous credit facility, (ii) extends the maturity date from 2019 to 2023, (iii) continues to provide for a $400.0 million revolving loan commitment, (iv) improves our borrowing margin and (v) increases the flexibility of certain covenant baskets, as compared to the previous credit facility. On August 16, 2018, we entered into an unsecured $20.0 million line of credit (the “line of credit”). Refer to Note 6, Financial Instruments, and Note 9, Debt and Financing Arrangements, to the accompanying consolidated financial statements for further discussion regarding investments and our debt and financing arrangements.

Accomplishments and Other Events

National Marketing Campaign - We launched a national marketing campaign in the third quarter of 2018 using television, digital and online advertisements in our major markets throughout the United States. It was designed to create brand awareness with prospective clients, as well as with target companies and potential new hires. The campaign concluded at the end of 2018, but will commence again in the Spring and Fall of 2019.

Workplace Awards - In 2018, we were honored and recognized for 52 various national and local market awards. A sample of the awards won include;

•	100 Best Workplaces for Millennials - We were selected and honored amongst 100 recipients as one of the “2018 Best Workplaces for Millennials” by Great Place to Work and Fortune magazine.
•

Alliance for Workplace Excellence - We were recognized for three awards in 2018 by the Alliance for Workplace Excellence; (i) Workplace Excellence Seal of Approval, (ii) Health & Wellness Seal of Approval and (iii) Certificate of Recognition – Best Practices for Supporting Works 50+.

•	America’s Best Mid-Size Employer - We were named one of “2018 America’s Best Mid-Size Employers” by Forbes magazine.
•

Best and Brightest Companies in the Nation - For the third year in a row, we were honored as a “Best and Brightest Company” by National Association of Business Resources based on our commitment to human resource practices and employee enrichment.

•

Best Places to Work - We were selected and honored for the fourth year in a row as a “Best Places to Work in Insurance” by Business Insurance magazine based on our commitment to attracting, developing and retaining great talent through employee benefits and other programs. We were recognized for this award based on core focus areas such as leadership and planning, corporate culture, communications, work environment and overall engagement.

•	Best Workplace in Consulting and Professional Services - We were named one of the “2018 Best Workplaces in Consulting and Professional Services” by Great Place to Work and Fortune magazine.

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

Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on July 1, 2017, revenue for the period January 1, 2018 through June 30, 2018 would be reported as revenue from acquired businesses; same-unit revenue would include revenue for the periods July 1 through December 31 of both years. Divested operations represent operations that did not meet the criteria for treatment as discontinued operations. Those businesses that have met the requirements to be treated as a discontinued operation are eliminated from continuing operations for all periods presented below.

Revenue

The following table summarizes total revenue for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	Percent	2017	Percent	2016	Percent
	(Dollars in thousands)
Financial Services	$600,926	65.2%	$540,315	63.2%	$501,307	62.7%
Benefits and Insurance Services	288,437	31.3%	283,909	33.2%	267,606	33.5%
National Practices	32,640	3.5%	31,116	3.6%	30,919	3.8%
Total CBIZ revenue	$922,003	100.0%	$855,340	100.0%	$799,832	100.0%

A detailed discussion of same-unit revenue by practice group is included under “Operating Practice Groups.”

Non-qualified Deferred Compensation Plan - We sponsor a non-qualified deferred compensation plan, under which a CBIZ employee’s compensation deferral is held in a rabbi trust and invested accordingly as directed by the employee. Income and expenses related to the deferred compensation plan are included in “Operating expenses,” “Gross margin” and “Corporate General & Administrative expenses” and are directly offset by deferred compensation gains or losses in “Other (expense) income, net” in the accompanying Consolidated Statements of Comprehensive Income. The deferred compensation plan has no impact on “Income from continuing operations before income tax expense” or diluted earnings per share from continuing operations.

Operating Expenses

The following table presents our operating expenses for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Operating expenses	$790,283	$755,584	$697,726
Operating expenses % of revenue	85.7%	88.3%	87.2%

2018 compared to 2017 - The majority of our operating expenses relate to personnel costs, which includes (i) salaries and benefits, (ii) commissions paid to producers (iii) incentive compensation and (iv) share-based compensation. Our operating expenses increased by $34.7 million, but decreased to 85.7% of revenue from 88.3% of revenue for the prior year. Personnel costs increased $44.8 million, or 7.7%, to support our growth in revenue, with acquisitions contributing approximately $15.0 million to personnel costs. Personnel costs and other operating expenses are discussed in further detail under “Operating Practice Groups.”

The deferred compensation plan reduced operating expenses by $4.5 million in 2018, but increased operating expenses by $10.9 million in 2017. Excluding the impact of the deferred compensation plan, operating expenses would have been $794.8 million, or 86.2% of revenue, in 2018 compared to $744.7 million, or 87.1%, in 2017.

2017 compared to 2016 - Our operating expenses increased by $57.9 million, or 8.3%, in 2017 compared to 2016, and increased to 88.3% of revenue from 87.2% of revenue for the prior year. Personnel costs increased $45.2 million, or 8.4%, to support our growth in revenue, with acquisitions contributing approximately $22.3 million to personnel costs. The deferred compensation plan increased operating expenses by $10.9 million and $4.6 million in 2017 and 2016, respectively. Excluding this item, operating expenses would have been $744.7 million, or 87.1% of revenue, in 2017 compared to $693.2 million, or 86.7%, in 2016.

Corporate General & Administrative Expenses

The following table presents our Corporate General & Administrative (“G&A”) expenses for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands, except percentages)
G&A expenses	$39,173	$33,295	$36,319
G&A expenses % of revenue	4.2%	3.9%	4.6%

2018 compared to 2017 - Our G&A expenses increased by approximately $5.9 million, or 17.7%, in 2018 compared to 2017, and increased to 4.2% of revenue from 3.9% of revenue for the prior year. Personnel costs increased $3.7 million, or 20.5%, mainly due to an increase in incentive-based compensation. An increase in marketing expenses of approximately $1.6 million, mostly attributable to the national marketing campaign, also contributed to the increase in G&A expenses. The deferred compensation plan reduced G&A expenses by $0.4 million in 2018, but increased G&A expenses by $1.2 million in 2017. Excluding the impact of the deferred compensation plan, G&A expenses would have been $39.6 million, or 4.3% of revenue, in 2018 compared to $32.1 million, or 3.8%, in 2017.

2017 compared to 2016 - Our G&A expenses decreased by approximately $3.0 million, or 8.3%, in 2017 compared to 2016, and decreased to 3.9% of revenue from 4.6% of revenue for the prior year. Personnel costs decreased $2.0 million, or 9.8%, mainly due to a decrease in incentive-based compensation, as well as a decrease of $0.7 million in professional fees related to legal fees incurred. The deferred compensation increased G&A expenses by $1.2 million and $0.7 million in 2017 and 2016, respectively. Excluding these items, G&A expenses would have been $32.1 million, or 3.8% of revenue, in 2017 compared to $35.6 million, or 4.5% of revenue, in 2016.

Other (Expense) Income, net

The following table present our other (expense) income, net for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Interest expense	$(6,645)	$(6,675)	$(6,593)
Gain on sale of operations, net	1,025	45	855
Other (expense) income, net (1)	(7,087)	14,489	6,957
Total other (expense) income, net	$(12,707)	$7,859	$1,219

(1)

Other (expense) income, net includes a net loss of $4.9 million in 2018, compared to net gains of $12.1 million and $5.3 million in the years 2017 and 2016, respectively, associated with the value of investments held in a rabbi trust related to the deferred compensation plan. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan are offset by a corresponding increase or decrease to compensation expense, which is recorded as “Operating expenses” and “G&A expenses” in the accompanying Consolidated Statements of Comprehensive Income. The deferred compensation plan has no impact on “Income from continuing operations before income tax expense” or diluted earnings per share from continuing operations.

Interest Expense - Our primary financing arrangement is the 2018 credit facility. Interest expense was $6.6 million in 2018, compared to $6.7 million in 2017. Our average debt balance and interest rate was $182.3 million and 3.08%, respectively, in 2018 compared to $205.3 million and 2.72%, respectively, in 2017. Interest expense was $6.6 million in 2016 with an average debt balance and interest rate of $234.5 million and 2.43%, respectively. Our debt is further discussed in Note 9, Debt and Financing Arrangements, to the accompanying consolidated financial statements.

Gain on Sale of Operations, net - In 2018, we sold a small office in the Financial Services practice group, along with two small books of business, both in the Benefits and Insurance practice group. We sold one small book of business in the Financial Services practice group in 2017 and two small books of business in the Benefits and Insurance practice group in 2016.

Other (Expense) Income, net - The majority of “Other (expense) income, net” consists of net gains and losses associated with the value of the deferred compensation plan as discussed above in footnote 1, as well as net adjustments to the fair value of our contingent purchase price liability related to prior acquisitions. Other expense of $7.1 million in 2018 consisted of a $4.9 million net loss related to the deferred compensation plan, as well as a $2.6 million net adjustment increase to the fair value of our contingent purchase price liability. Other income of $14.5 million in 2017 consisted of a net gain of $12.1 million related to the deferred compensation plan and a $1.5 million net adjustment decrease to the fair value of our contingent purchase price liability. Other income of $7.0 million in 2016 consisted of a net gain of $5.3 million related to the deferred compensation plan, as well as a $1.0 million net adjustment decrease to the fair value of our contingent purchase price liability.

Income Tax Expense

The following table presents our income tax expense for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands, except percentages)
Income tax expense	$18,267	$23,288	$26,399
Effective tax rate	22.9%	31.3%	39.4%

We recorded income tax expense from continuing operations of $18.3 million in 2018, $23.3 million in 2017 and $26.4 million in 2016. Our effective tax rate for those same periods was 22.9%, 31.3% and 39.4%, respectively. We recognized a reduction in our income tax expense from continuing operations of $3.3 million and $3.8 million, respectively, in 2018 and 2017, due to ASU 2016-09, Stock Compensation. We also recognized a reduction in our income tax expense from continuing operations of $9.4 million and $2.5 million, respectively, in 2018 and 2017 due to the Tax Act. Refer to Note 8, Income Taxes, for additional information on our provision for income taxes.

GAAP RECONCILIATION

Income from Continuing Operations to Non-GAAP Financial Measures (1)

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Income from continuing operations	$61,573	$51,032	$40,607	$35,003	$30,414
Interest expense	6,645	6,675	6,593	8,902	13,124
Income tax expense	18,267	23,288	26,399	22,829	20,154
Gain on sale of operations, net	(1,025)	(45)	(855)	(84)	(1,303)
Depreciation	6,140	5,274	5,378	5,658	5,353
Amortization	17,535	17,787	16,720	14,731	14,478
Adjusted EBITDA	$109,135	$104,011	$94,842	$87,039	$82,220

(1)

We report our financial results in accordance with GAAP. This table reconciles Non-GAAP financial measures to the nearest GAAP financial measure, “Income from continuing operations.” Adjusted EBITDA is not defined by GAAP, is not based on any comprehensive set of accounting rules or principles, and should not be considered in isolation from, or regarded as an alternative or replacement to, any measurement of performance or cash flow under GAAP. Because of these limitations, Adjusted EBITDA should be considered alongside our financial results presented in accordance with GAAP. Adjusted EBITDA is commonly used by our shareholders and debt holders to evaluate, assess and benchmark our operational results and to provide an additional measure with respect to our ability to meet future debt obligations.

Operating Practice Groups

We deliver our integrated services through three practice groups: Financial Services, Benefits and Insurance Services and National Practices. A description of these groups’ operating results and factors affecting their businesses is provided below.

Financial Services

	Year Ended December 31,
	2018	2017	$ Change	% Change
	(Dollars in thousands)
Revenue
Same-unit	$578,308	$540,120	$38,188	7.1%
Acquired businesses	22,618	—	22,618
Divested operation	—	195	(195)
Total revenue	600,926	540,315	60,611	11.2%
Operating expenses	508,653	468,089	40,564	8.7%
Gross margin	$92,273	$72,226	$20,047	27.8%
Gross margin percentage	15.4%	13.4%

2018 compared to 2017 - The Financial Services practice group revenue in 2018 grew by 11.2% to $600.9 million from $540.3 million in 2017, reflecting same-unit growth of $38.2 million, or 7.1%, driven by those units that provide traditional accounting and tax-related services, which increased by $19.5 million, or 5.6%, as well as those units that provide national services, which increased by $18.7 million, or 9.2%. Traditional accounting and tax-related services growth was attributable to favorable pricing and an increase in billable hours. National services benefited from both project work and growth in the governmental health care compliance business, as well as growth in the advisory business. The acquisition of CMF Associates, L.L.C. (“CMF”), Laurus, and McKay & Carnahan, Inc. (“McKay”) provided incremental revenue of $22.6 million. We provide a range of services to affiliated CPA firms under ASAs. Fees earned under the ASAs are recorded as revenue in the accompanying Consolidated Statements of Comprehensive Income and were $154.0 million and $156.4 million in 2018 and 2017, respectively.

Operating expenses increased by $40.6 million in 2018, but decreased to 84.6% of revenue from 86.6% of revenue for the prior year, primarily due to leveraging personnel costs and other operating expenses with the increase in revenue. Personnel costs increased by $35.3 million, or 9.3%, with acquisitions contributing approximately $12.6 million to personnel costs in 2018. Travel costs attributable to the growth in our advisory business also contributed to the increase in operating expenses. Travel-related costs increased by $3.2 million, or 17.7%.

	Year Ended December 31,
	2017	2016	$ Change	% Change
	(Dollars in thousands)
Revenue
Same-unit	$519,566	$501,307	$18,259	3.6%
Acquired businesses	20,554	—	20,554
Divested operation	195	—	195
Total revenue	540,315	501,307	39,008	7.8%
Operating expenses	468,089	432,254	35,835	8.3%
Gross margin	$72,226	$69,053	$3,173	4.6%
Gross margin percentage	13.4%	13.8%

2017 compared to 2016 - The Financial Services practice group revenue in 2017 grew by 7.8% to $540.3 million from $501.3 million in 2016. The acquisition of CMF, The Seff Group, P.C. (“Seff”) and, McKay provided incremental revenue of $20.6 million. Same-unit growth of $18.3 million, or 3.6%, was driven by those units that provide traditional accounting and tax-related services, which increased by $9.2 million, or 3.0%, as well as those units that provide national services, which increased by $8.4 million, or 5.1%, due to the same factors as discussed above in the “2018 compared to 2017” section. Operating expenses increased by $35.8 million in 2017, and increased to 86.6% of revenue from 86.2% of revenue for the prior year. To support growth in our revenue in 2017, personnel costs increased by $29.3 million, driven by an increase in headcount. Acquisitions contributed $13.4 million to the increase in personnel costs in 2017.

Benefits and Insurance Services

	Year Ended December 31,
	2018	2017	$ Change	% Change
	(Dollars in thousands)
Revenue
Same-unit	$284,366	$283,909	$457	0.2%
Acquired businesses	4,071	—	4,071
Total revenue	288,437	283,909	4,528	1.6%
Operating expenses	239,646	236,317	3,329	1.4%
Gross margin	$48,791	$47,592	$1,199	2.5%
Gross margin percentage	16.9%	16.8%

2018 compared to 2017 - The Benefits and Insurance Services practice group revenue in 2018 grew by 1.6% to $288.4 million from $283.9 million in 2017, primarily driven by $4.1 million of incremental revenue from the acquisition of InR, Slaton Insurance (“Slaton”), Sequoia, and Pacific Coastal Pension and Insurance Services, Inc. (“Pacific Coastal”). Same-unit revenue increased slightly by $0.5 million, or 0.2%, in 2018 driven by growth in our property and casualty group, slightly offset by declines in our employee benefits group and retirement plan services. The property and casualty group also benefited by nearly $1.0 million from the adoption of Topic 606. Revenue within this business unit is recognized on the effective date of the insurance policy under Topic 606, compared to the legacy standard in which revenue was recognized as of (i) the later of the effective date of the insurance policy or the date billed to the customer (agency billing arrangements) and (ii) when the data necessary from the carriers was available (direct billing arrangements). Topic 606 is discussed in further detail in Note 1, Basis of Presentation and Significant Accounting Policies, and Note 2, Revenue, to the accompanying consolidated financial statements. Operating expenses increased by $3.3 million in 2018 due to personnel costs which increased by $3.3 million, or 1.9%, primarily due to acquisitions, as well as an increase in the hiring of sales production staff.

	Year Ended December 31,
	2017	2016	$ Change	% Change
	(Dollars in thousands)
Revenue
Same-unit	$266,462	$267,606	$(1,144)	-0.4%
Acquired businesses	17,447	—	17,447
Total revenue	283,909	267,606	16,303	6.1%
Operating expenses	236,317	223,487	12,830	5.7%
Gross margin	$47,592	$44,119	$3,473	7.9%
Gross margin percentage	16.8%	16.5%

2017 compared to 2016 - The Benefits and Insurance Services practice group revenue in 2017 grew by 6.1% to $283.9 million from $267.6 million in 2016, driven by $17.4 million of incremental revenue from the acquisition of Flex-Pay Business Services, Inc. (“Flex-Pay”), The Savitz Organization (“Savitz”), Pacific Coastal, Actuarial Consultants, Inc. (“ACI”) and Slaton. The same-unit revenue decrease of 0.4% in 2017 was primarily attributable to fewer recruiting projects in our human capital services group as well as a decline in non-recurring revenue in our life and wholesale insurance services group, which tends to be transactional. Excluding these service groups, same-unit revenue growth from our core benefits and insurance services would have been 0.3%. Operating expenses increased by $12.8 million in 2017, but decreased as a percentage of revenue to 83.2% of revenue from 83.5% of revenue for the prior year. Personnel costs increased by $11.4 million primarily due to the acquisitions as discussed above. Excluding acquisitions, personnel costs increased $2.4 million.

National Practices

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Revenue
Same-unit	$32,640	$31,116	$30,919
Operating expenses	30,003	28,382	27,697
Gross margin	$2,637	$2,734	$3,222
Gross margin percentage	8.1%	8.8%	10.4%

Revenue growth in this practice group was primarily driven by our cost-plus contract with a single client, which has existed since 1999. The cost-plus contract is a five year contract with the most recent renewal through December 31, 2023. Revenues from this single client accounted for nearly 75% of the National Practice group’s revenue. Operating expenses have increased mainly due to an increase in salaries and benefits.

Liquidity AND CAPITAL RESOURCES

The following table is derived from our Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net cash flows provided by operating activities	$105,248	$77,036	$74,061
Net cash used in investing activities	(47,576)	(48,681)	(9,847)
Net cash flows used in financing activities	(109,380)	(45,593)	(18,384)

We generate strong cash flows from operations and have access to a $400 million credit facility which enables us to fund investments and operating projects that are designed to optimize shareholder return. Cash flows from operations and available capital resources allow us to make strategic acquisitions, repurchase shares of our common stock when accretive to shareholders, meet working capital needs, and service our debt. Generally we maintain low levels of cash and apply any available cash to pay down our outstanding debt balance. Due to the seasonal nature of the Financial Services practice group’s accounting and tax services in the first four months of the fiscal year, we historically generate much of our cash flows during the last three quarters of the fiscal year.

Our working capital management primarily relates to trade accounts receivable, accounts payable, incentive-based compensation and other assets which consists of other receivables typically related to tenant improvement allowances within our portfolio of over 100 office leases. At any specific point in time, working capital is subject to many variables, including seasonality and the timing of cash receipts and payments, most notably in the timing of insurance premiums to the carriers within our Benefits and Insurance practice group. We have restricted cash on deposit from clients in connection with the pass-through of insurance premiums to the carrier with the related liability for these funds recorded in “Accounts payable” in the accompanying Consolidated Balance Sheets.

Accounts receivable balances increase in response to the increase in revenue generated by the Financial Services practice group during the first four months of the year. A significant amount of this revenue is billed and collected in subsequent quarters. Days sales outstanding (“DSO”) from continuing operations represent accounts receivable and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve months daily revenue. We experienced a decrease in DSO to 70 days in 2018 from 73 days in 2017, mainly due to increased management of collection efforts. We provide DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of our ability to collect on receivables in a timely manner.

Cash Provided by Operating Activities

2018 compared to 2017 - Cash flow from operating activities generated cash of $105.2 million during 2018 and consisted of net income of $61.6 million, adjusted for certain non-cash items, such as depreciation and amortization expense of $23.7 million and share-based compensation expense of $6.9 million, as well as a working capital source of cash of $5.1 million. The $28.2 million increase in cash provided by operating activities in 2018 compared to 2017 was primarily due to an increase in net income of $11.2 million, a net increase in cash from working capital of $11.2 million and a net increase in the adjustment to the contingent earnout liability of $4.1 million.

2017 compared to 2016 - Cash flow from operating activities generated cash of $77.0 million during 2017 and consisted of net income of $50.3 million, adjusted for certain non-cash items, such as depreciation and amortization expense of $23.1 million and share-based compensation expense of $5.1 million, partially offset by a working capital use of cash of $6.1 million. Net cash provided by operating activities increased by $2.9 million in 2017 from 2016. Net income increased by $10.3 million, partially offset by a net decrease in cash from working capital of $4.9 million and a net decrease in excess tax benefits related to share-based payments of $2.7 million. Cash flows from operating activities generated cash of $74.1 million in 2016 and consisted of net income of $40.1 million, adjusted for certain non-cash items, such as depreciation and amortization expense of $22.1 million and share-based compensation expense of $5.7 million.

Investing Activities

The majority of our investing activities relate to acquisitions, capital expenditures and net activity related to funds held for clients. Refer to Note 1, Basis of Presentation and Significant Accounting Policies, and Note 19, Acquisitions, to the accompanying consolidated financial statements for further discussion on our acquisitions and a further description of funds held for clients and client fund obligations.

2018 - Net cash used in investing activities in 2018 consisted primarily of $29.1 million related to the acquisitions of Laurus, InR and Sequoia, as well as $14.6 million in capital expenditures. Net activity related to funds held for clients also contributed $6.2 million to cash used in investing activities.

2017 - Net cash used in investing activities in 2017 consisted primarily of $28.1 million related to the acquisition of CMF and Slaton and working capital adjustments related to the Savitz acquisition, as well as $11.9 million of capital expenditures. Net activity related to funds held for clients of $6.8 million also contributed to cash used in investing activities.

2016 - In 2016, net cash used in investing activities consisted primarily of $5.7 million related to the acquisitions of Savitz, Flex-Pay and Ed Jacobs & Associates, Inc. (“Ed Jacobs”), as well as capital expenditures of $4.1 million.

Financing Activities

The majority of our financing activities relates to our 2018 credit facility, share repurchases, net client fund obligation activity, as well as contingent consideration payments for prior acquisitions. Refer to Note 9, Debt and Financing Arrangements, and Note 14, Common Stock, to the accompanying consolidated financial statements for further discussion on our 2018 credit facility and Share Repurchase Program.

2018 - Net cash used in financing activities in 2018 consisted primarily of net payments on our 2018 credit facility of $43.0 million, a net decrease of $41.5 million in client fund obligations, $17.5 million of share repurchases, and $11.8 million of contingent consideration payments for prior acquisitions.

2017 - Net cash used in financing activities in 2017 consisted primarily of $19.7 million of share repurchases, net payments on our credit facility of $12.9 million, as well as $10.5 million of contingent consideration payments for prior acquisitions.

2016 - In 2016, net cash used in financing activities consisted of net payments on our credit facility of $14.4 million, as well as $9.1 million of share repurchases, partially offset by a net increase in client fund obligations of $5.3 million.

Capital Resources

The following table presents our capital structure (in thousands).

	December 31,
	2018	2017
Bank debt	$135,500	$178,500
Stockholders' equity	593,663	530,879
Total capital	$729,163	$709,379

Credit Facility - On April 3, 2018, we amended and restated our $400.0 million unsecured credit facility. The 2018 credit facility (i) amends the previous credit facility, (ii) extends the maturity date from 2019 to 2023, (iii) continues to provide for a $400.0 million revolving loan commitment, (iv) improves our borrowing margin and (v) increases the flexibility of certain covenant baskets, as compared to the previous credit facility. At December 31, 2018, we had $135.5 million outstanding under the credit facility, as well as letters of credit and performance guarantees totaling $4.0 million. Available funds under the credit facility, based on the terms of the commitment, were approximately $255.5 million at December 31, 2018. The weighted average interest rate under the credit facility was 3.08% in 2018 and 2.72% in 2017. The credit facility allows for the allocation of funds for future strategic initiatives, including acquisitions and the repurchase of our common stock, subject to the terms and conditions of the credit facility.

Debt Covenant Compliance - We are required to meet certain financial covenants with respect to (i) total leverage ratio and (ii) a minimum fixed charge coverage ratio. We were in compliance with our covenants as of December 31, 2018. Our ability to service our debt and to fund future strategic initiatives will depend upon our ability to generate cash in the future. For further discussion regarding our credit facility, refer to Note 9, Debt and Financing Arrangements, to the accompanying consolidated financial statements.

Use of Capital - Our first priority for the use of capital is to make strategic acquisitions. We completed three acquisitions in 2018: Laurus, InR and Sequoia, as well as one client list. Refer to Note 19, Acquisitions, to the accompanying consolidated financial statements for further discussion on acquisitions. We also have the financing flexibility and the capacity to take an opportunistic approach towards share repurchases. We believe that repurchasing shares of our common stock is a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our shareholders. We repurchased 0.8 million shares of our common stock at a total cost of approximately $15.6 million in 2018, 1.2 million shares at a total cost of approximately $18.3 million in 2017 and 0.8 million shares at a total cost of approximately $7.8 million in 2016. Refer to Note 14, Common Stock, to the accompanying consolidated financial statements for further discussion on the Share Repurchase Program.

Cash Requirements for 2019 - Cash requirements for 2019 will include acquisitions, interest payments on debt, seasonal working capital requirements, contingent earnout payments for previous acquisitions, share repurchases and capital expenditures. We believe that cash provided by operations, as well as available funds under our credit facility will be sufficient to meet cash requirements for the next 12 months.

Obligations and Commitments

Our aggregate amount of future obligations for the next five years and thereafter is set forth below (in thousands):

	Total	2019	2020-2021	2022-2023	2024 and Thereafter
Credit facility (1)	$153,235	$4,173	$8,346	$140,716	$—
Operating leases (2)	196,508	34,490	56,825	39,339	65,854
Contingent purchase price liabilities (3)	39,708	22,538	14,537	2,633	—
Other liabilities (4)	9,459	6,240	2,116	5	1,098
Total	$398,910	$67,441	$81,824	$182,693	$66,952

(1)

Our 2018 credit facility matures on April 3, 2023. Interest on the credit facility is not determinable due to the revolving nature of the credit facility and the variability of the related interest rate. Dollar amounts are estimates based on applying the 3.08% weighted average rate of the credit facility at December 31, 2018 to the $135.5 million outstanding balance of the credit facility at December 31, 2018.

(2)	Operating leases include the minimum rent commitments under non-cancelable operating leases. Amount excludes cash expected to be received under subleases.
(3)

Represents the contingent earnout liability that is expected to be paid over the next four years resulting from business acquisitions. For the years ended December 31, 2019, 2020, 2021 and 2022 the cash portions of the contingent earnout liability are $17.1 million, $11.0 million, $4.2 million and $2.2 million, respectively, with the remaining balance representing the stock portions.

(4)

Other liabilities include letters of credit and license bonds, contingencies related to the purchase of client lists and federal and state income taxes. For further discussion regarding commitments and contingencies, refer to Note 12, Commitments and Contingencies, to the accompanying consolidated financial statements. The liability for unrecognized tax benefits of $2.8 million under FASB ASC Topic 740, Income Taxes, is excluded, since we are unable to reasonably estimate the timing of cash settlements with the respective tax authorities.

Off-Balance Sheet Arrangements - We maintain ASAs with independent CPA firms (as described more fully under “Business - Financial Services” and in Note 1, Basis of Presentation and Significant Accounting Policies, to the accompanying consolidated financial statements), which qualify as variable interest entities. The accompanying consolidated financial statements do not reflect the operations or accounts of variable interest entities as the impact is not material to the consolidated financial condition, results of operations, or cash flows of CBIZ.

We provide letters of credit for insurance needs as well as to landlords (lessors) of our leased premises in lieu of cash security deposits. Letters of credit totaled $1.1 million and $2.3 million at December 31, 2018 and 2017. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.9 million and $2.5 million at December 31, 2018 and 2017, respectively.

We have various agreements under which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by us under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2018, we were not aware of any obligations arising under indemnification agreements that would require material payments.

Interest Rate Risk Management - We do not purchase or hold any derivative instruments for trading or speculative purposes. We utilize interest rate swaps to manage interest rate risk exposure associated with our floating-rate debt under the credit facility. Under these interest rate swap contracts, we receive cash flows from counterparties at variable rates based on the London Interbank Offered Rate (“LIBOR”) and pay the counterparties a fixed rate. To mitigate counterparty credit risk, we only enter into contracts with selected major financial institutions with investment grade ratings and continually assess their creditworthiness. There are no credit risk-related contingent features in our interest rate swaps nor do the swaps contain provisions under which we would be required to post collateral.

As of December 31, 2018, the notional value of all of our interest rate swaps was $70.0 million, with maturity dates ranging from October 2020 to June 2023. For further details on our interest rate swaps, refer to Note 6, Financial Instruments, to the accompanying consolidated financial statements.

In connection with payroll services provided to clients, we collect funds from our clients’ accounts in advance of paying these client obligations. These funds held for clients are segregated and invested in accordance with our investment policy, which requires that all investments carry an investment grade rating at the time of initial investment. The interest income on these investments mitigates the interest rate risk for the borrowing costs of our credit facility, as the rates on both the investments and the outstanding borrowings against the credit facility are based on market conditions. Refer to Note 6, Financial Instruments, and Note 9, Debt and Financing Arrangements, to the accompanying consolidated financial statements for further discussion regarding investments and our debt and financing arrangements.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with GAAP is based on the selection and application of accounting policies that require us to make significant estimates and assumptions that in certain circumstances affect amounts reported in the accompanying consolidated financial statements. In preparing these financial statements, we have made our best estimates and judgements of certain amounts included in the consolidated financial statements, giving due consideration to materiality. We consider the accounting policies discussed below to be critical to the understanding of our consolidated financial statements. Actual results could differ from our estimates and assumptions, and any such difference could be material to our consolidated financial statements. Significant accounting policies, including Revenue Recognition, are described more fully in Note 1, Basis of Presentation and Significant Accounting Policies, to the accompanying consolidated financial statements.

Accounts Receivable and Notes Receivable - We determine the valuation of accounts receivable (including unbilled accounts receivable) and notes receivable, and the adequacy of the allowance for doubtful accounts based on estimates of losses related to the respective receivable balance. We analyze historical bad debts, client credit-worthiness, the age of accounts receivable and current economic trends and conditions when evaluating the adequacy of the allowance for doubtful accounts and the collectability of notes receivable. Significant management judgments and estimates must be made and used in connection with establishing the allowance for doubtful accounts for each accounting period. Material differences may result if facts and circumstances change in relation to the original estimation.

Business Combinations - We recognize and measure identifiable assets acquired and liabilities assumed as of the acquisition date at fair value. Fair value measurements require extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets. In addition, we recognize and measure contingent consideration at fair value as of the acquisition date using a probability-weighted discounted cash flow model. The fair value of contingent consideration obligations that are classified as liabilities are reassessed each reporting period. Any change in the fair value estimate is recorded in the earnings of that period.

Goodwill and Other Intangible Assets - Goodwill represents the difference between the purchase price of the acquired business and the related fair value of the net assets acquired. A significant portion of our assets in the accompanying Consolidated Balance Sheets is goodwill. At December 31, 2018, the carrying value of goodwill totaled $564.3 million, compared to total assets of $1.2 billion and total shareholders’ equity of $593.2 million. Intangible assets consist of identifiable intangibles other than goodwill. Identifiable intangible assets other than goodwill include client lists and non-compete agreements which require significant judgements in determining the fair value. We carry client lists and non-compete agreements at cost, less accumulated amortization, in the accompanying Consolidated Balance Sheets.

Goodwill is not amortized, but rather is tested for impairment annually during the fourth quarter. In addition to our annual goodwill test, on a periodic basis, we are required to consider whether it is more likely than not (defined as a likelihood of more than 50%) that the fair value has fallen below its carrying value, thus requiring us to perform an interim goodwill impairment test. Intangible assets with definite lives, such as client lists and non-compete agreements, are amortized using the straight-line method over their estimated useful lives (generally ranging from two to fifteen years). We review these assets for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. Recoverability is assessed based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis or market comparable method.

The goodwill impairment test is performed at a reporting unit level. A reporting unit is an operating segment of a business or one level below an operating segment. At December 31, 2018, we had five reporting units. We may use either a qualitative or quantitative approach when testing a reporting unit’s goodwill for impairment. Under the qualitative assessment, we are not required to calculate the fair value of a reporting unit unless we determine that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured. Any such impairment charge would reduce earnings and could be material.

After considering changes to assumptions used in our most recent quantitative testing for each reporting unit, including the capital market environment, economic and market conditions, industry competition and trends, our weighted average cost of capital, changes in management and key personnel, the price of our common stock, changes in our results of operations, the magnitude of the excess of fair value over the carrying amount of each reporting unit as determined in our most recent quantitative testing, and other factors, we concluded that it was more likely than not that the fair values of each of our reporting units were more than their respective carrying values and, therefore, did not perform a quantitative impairment analysis. For further information regarding our goodwill balances, refer to Note 5, Goodwill and Other Intangible Assets, net, to the accompanying consolidated financial statements.

Loss Contingencies - Loss contingencies, including litigation claims, are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Contingent liabilities are often resolved over long time periods. Estimating probable losses requires analysis that often depends on judgment about potential actions by third parties. Refer to Note 12, Commitments and Contingencies, to the accompanying consolidated financial statements for further information.

Other Significant Policies - Other significant accounting policies, not involving the same level of management judgment and uncertainty as those discussed above, are also critical in understanding the consolidated financial statements. Those policies are described in Note 1, Basis of Presentation and Significant Accounting Policies, to the accompanying consolidated financial statements.

Recent Accounting Pronouncements - Refer to Note 1, Basis of Presentation and Significant Accounting Policies, to the accompanying consolidated financial statements for a description of recent accounting pronouncements, which is incorporated herein by reference.

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

The notional value, fixed rate of interest and expiration date of each interest rate swap is i) $25 million – 1.300% - October 2020, (ii) $10 million – 1.120% - February 2021 and (iii) $20 million – 1.770% - May 2022 and (iv) $15 million – 2.640% - June 2023. Refer to Note 6, Financial Instruments, to the accompanying consolidated financial statements for further discussion regarding interest rate swaps.

Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which we could borrow funds under our credit facility. Our balance outstanding under the credit facility at December 31, 2018 was $135.5 million, of which $65.5 million is subject to rate risk. If market rates were to increase or decrease 100 basis points from the levels at December 31, 2018, interest expense would increase or decrease approximately $0.7 million annually.

In connection with our payroll business, funds held for clients are segregated and invested in short-term investments, such as corporate and municipal bonds. In accordance with our investment policy, all investments carry an investment grade rating at the time of the initial investment. At each respective balance sheet date, these investments are adjusted to fair value with fair value adjustments being recorded to other comprehensive income or loss for the respective period. Refer to Notes 6, Financial Instruments, and Note 7, Fair Value Measurements, to the accompanying consolidated financial statements for further discussion regarding these investments and the related fair value assessments.

Item 8. Financial Statements and Supplementary Data.

The Financial Statements, together with the notes thereto and the reports of KPMG LLP dated February 28, 2019 thereon, and the Supplementary Data required hereunder, are included in this Annual Report as set forth in Item 15(a) hereof and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - Management has evaluated the effectiveness of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report. This evaluation (“Controls Evaluation”) was done with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Disclosure Controls are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls - Management, including the Company’s CEO and CFO, does not expect that its Disclosure Controls or its internal control over financial reporting (“Internal Controls”) will prevent all errors and all fraud. Although our Disclosure Controls are designed to provide reasonable assurance of achieving their objective, a control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. A design of a control system is also based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions - Based upon the Controls Evaluation, our CEO and CFO have concluded that as of the end of the period covered by this report, our Disclosure Controls are effective at the reasonable assurance level described above. There were no changes in our Internal Controls that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

Management’s Report on Internal Control Over Financial Reporting - Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision of management, including our CEO and CFO, we conducted an evaluation of our internal control over financial reporting based on the framework provided in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

Our independent auditor, KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting which appears in Item 8 of this Annual Report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information with respect to this item not included below is incorporated by reference from our Definitive Proxy Statement for the 2019 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of CBIZ’s fiscal year.

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

Executive Officers, Directors and Key Employees of the Registrant - The following table sets forth certain information regarding the directors, executive officers and certain key employees of CBIZ. Each executive officer and director of CBIZ named in the following table has been elected to serve until his/her successor is duly appointed or elected or until his/her earlier removal or resignation from office. No arrangement or understanding exists between any executive officer of CBIZ and any other person pursuant to which he or she was selected as an officer.

Name	Age	Position(s)
Executive Officers and Directors:
Steven L. Gerard (1)	73	Chairman
Jerome P. Grisko, Jr. (1)	57	President & Chief Executive Officer, Director
Rick L. Burdick (1)	67	Lead Director and Vice Chairman
Michael H. DeGroote (3)	58	Director
Joseph S. DiMartino (2)(3)(4)	75	Director
Gina D. France (3)	60	Director
Sherrill W. Hudson (2)(3)	75	Director
Todd J. Slotkin (2)(3)(4)	65	Director
Donald V. Weir (2)(3)	77	Director
Benaree Pratt Wiley (3)(4)	72	Director
Ware H. Grove	68	Senior Vice President and Chief Financial Officer
Chris Spurio	53	President, Financial Services
Michael P. Kouzelos	50	President, Benefits and Insurance Services
Richard E. Mills	63	Chief Operating Officer, Financial Services
Michael W. Gleespen	60	Secretary and General Counsel
Other Key Employees:
John A. Fleischer	57	Senior Vice President and Chief Information Officer
Mark M. Waxman	60	Senior Vice President and Chief Marketing Officer
Teresa E. Bur	54	Senior Vice President and Chief Human Resources Officer
Bruce J. Kowalski	58	Vice President, Tax
Cynthia L. Sobe	51	Treasurer
Andrew K. Dambrosio	61	Controller

(1)	Member of Executive Management Committee
(2)	Member of Audit Committee
(3)	Member of Nominating & Governance Committee
(4)	Member of Compensation Committee

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

Jerome P. Grisko, Jr. was appointed to the CBIZ Board in November, 2015. Mr. Grisko was appointed Chief Executive Officer in March 2016, and has served as President since February 2000.  He was also Chief Operating Officer from February 2000 until his appointment as Chief Executive Officer.  Mr. Grisko joined CBIZ as Vice President, Mergers & Acquisitions in September 1998 and was promoted to Senior Vice President, Mergers & Acquisitions and Legal Affairs in December of 1998. Prior to joining CBIZ, Mr. Grisko was associated with the law firm of Baker & Hostetler LLP, where he practiced from September 1987 until September 1998, serving as a partner of such firm from January 1995 to September 1998. While at Baker & Hostetler, Mr. Grisko concentrated his practice in the area of mergers and acquisitions and general corporate law.

Rick L. Burdick has served as a Director of CBIZ since October 1997, when he was elected as an independent director. On May 17, 2007, Mr. Burdick was elected by the Board to be its Lead Director, a non-officer position. Previously, in October 2002, he was elected by the Board as Vice Chairman, a non-officer position. Mr. Burdick has been a partner at the law firm of Akin Gump Strauss Hauer & Feld LLP since April 1988. Mr. Burdick serves as Lead Director on the Board of Directors of AutoNation, Inc.

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

Other Key Employees:

John A. Fleischer has served as Senior Vice President and Chief Information Officer of CBIZ since August 2014. Prior to joining CBIZ, Mr. Fleischer held CIO roles at TTT Holdings (a Talisman Capital Partners company), Ferro Corporation, The Goodyear Tire & Rubber Company, and T-Systems.  Prior to these, he held senior IT roles at Volkswagen and Federal-Mogul Corporation.  While at T-Systems, Mr. Fleischer also ran the U.S. consulting practice, which provided IT services to clients in a variety of industries.  He began his career as a commissioned officer in the United States Army and served twelve years on active duty in numerous roles, which included directing large-scale systems development and integration projects in communications and computing.  He is a Distinguished Military Graduate of Princeton University and received his Master of Business Administration degree from The Ohio State University.  Mr. Fleischer serves on the Board of Trustees of the Lakeside Chautauqua Association.

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

Item 11. Executive Compensation.

Information with respect to this item is incorporated by reference from our Definitive Proxy Statement for the 2019 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to this item is incorporated by reference from our Definitive Proxy Statement for the 2019 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information with respect to this item is incorporated by reference from our Definitive Proxy Statement for the 2019 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of our fiscal year.

Item 14. Principal Accounting Fees and Services.

Information with respect to this item is incorporated by reference from our Definitive Proxy Statement for the 2019 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of our fiscal year.

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

10.4 †	2014 Stock Incentive Plan and 2002 Amended and Restated Stock Incentive Plan (filed as Exhibit 4.2 to Form S-8, dated July 7, 2014, and incorporated herein by reference).

10.5

Credit Agreement, dated as of July 28, 2014, by and among CBIZ, Inc., Bank of America, N.A., as administrative agent, and other participating financial institutions (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated August 1, 2014, and incorporated herein by reference).

10.6

First Amendment to Credit Agreement by and among CBIZ Operations, Inc., CBIZ, Inc., and Bank of America, N.A., as agent, lender, issuing bank, and the other financial institutions from time to time party to the Credit Agreement. (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated April 10, 2015 and incorporated herein by reference).

10.7

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
10.8 †

Consulting Agreement by and between the Company and Steven L. Gerard, dated March 9, 2016 (filed as Exhibit 10.1 to the Company’s Report on Form 10-Q, File No. 001-32961, dated March 3, 2016, and incorporated herein by reference).

10.9 †

Employment Agreement by and between the Company and Jerome P. Grisko, Jr., dated September 1, 2016 (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated September 8, 2016, and incorporated herein by reference).

10.10 †

Amended and Restated Employment Agreement by and between the Company and Ware H. Grove, dated March 30, 2017 (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated April 4, 2017, and incorporated herein by reference).

10.11

Loan Agreement dated as of August 16, 2018 by and among CBIZ Benefits and Insurance, Inc. and The Huntington Bank (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-32961, on November 1, 2018, and incorporated herein by reference).

10.12

Amended and Restated Credit Agreement by and among CBIZ Operations, Inc., CBIZ, Inc., and Bank of America, N.A., as administrative agent, and the other financial institutions from time to time party thereto, dated April 3, 2018 (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, on April 5, 2018, and incorporated herein by reference).

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

101*

The following materials from CBIZ, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, (ii) Consolidated Balance Sheets at December 31, 2018 and 2017, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016, and (v) Notes to the Consolidated Financial Statements.

*	Indicates documents filed herewith.
**	Indicates documents furnished herewith.
†	Management contract or compensatory plan contract or arrangement filed pursuant to Item 601 of Regulation S-K.
(P)	Paper Filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBIZ, INC.
(REGISTRANT)

By	/s/ WARE H. GROVE
Ware H. Grove
Chief Financial Officer
February 28, 2019

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

Signature	Title	Date

/s/ JEROME P. GRISKO, JR.	President & Chief Executive Officer, Director (Principal Executive Officer)	February 28, 2019
Jerome P. Grisko, Jr.

/s/ WARE H. GROVE	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2019
Ware H. Grove

/s/ STEVEN L. GERARD	Chairman	February 28, 2019
Steven L. Gerard

/s/ RICK L. BURDICK	Lead Director	February 28, 2019
Rick L. Burdick

/s/ MICHAEL H. DE GROOTE	Director	February 28, 2019
Michael H. DeGroote

/s/ JOSEPH S. DI MARTINO	Director	February 28, 2019
Joseph S. DiMartino

/s/ GINA D. FRANCE	Director	February 28, 2019
Gina D. France

/s/ SHERRILL W. HUDSON	Director	February 28, 2019
Sherrill W. Hudson

/s/ TODD J. SLOTKIN	Director	February 28, 2019
Todd J. Slotkin

/s/ DONALD V. WEIR	Director	February 28, 2019
Donald V. Weir

/s/ BENAREE PRATT WILEY	Director	February 28, 2019
Benaree Pratt Wiley

CBIZ, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

CBIZ, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of CBIZ, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As described in Note 1 to the consolidated finance statements, the Company has changed its method of accounting for revenue recognition effective January 1, 2018 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Cleveland, Ohio

February 28, 2019

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2018 AND 2017

(In thousands, except per share data)

	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$640	$424
Restricted cash	27,481	32,985
Accounts receivable, net	207,287	188,300
Other current assets	26,841	23,352
Current assets before funds held for clients	262,249	245,061
Funds held for clients	161,289	203,112
Total current assets	423,538	448,173
Non-current assets:
Property and equipment, net	34,205	26,081
Goodwill and other intangible assets, net	637,009	613,206
Assets of deferred compensation plan	84,435	85,589
Other non-current assets	3,844	3,182
Total non-current assets	759,493	728,058
Total assets	$1,183,031	$1,176,231
LIABILITIES
Current liabilities:
Accounts payable	$58,630	$51,375
Income taxes payable	464	—
Accrued personnel costs	63,953	45,264
Contingent purchase price liability	22,538	15,151
Other current liabilities	13,656	18,874
Current liabilities before client fund obligations	159,241	130,664
Client fund obligations	162,073	203,582
Total current liabilities	321,314	334,246
Non-current liabilities:
Bank debt	135,500	178,500
Debt issuance costs	(1,526)	(828)
Total long-term debt	133,974	177,672
Income taxes payable	3,402	4,454
Deferred income taxes, net	6,764	3,339
Deferred compensation plan obligations	84,435	85,589
Contingent purchase price liability	17,170	22,423
Other non-current liabilities	22,309	17,629
Total non-current liabilities	268,054	311,106
Total liabilities	589,368	645,352
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; shares authorized 250,000; shares issued 131,404 and 130,075; shares outstanding 55,072 and 54,591	1,314	1,301
Additional paid-in capital	692,398	675,504
Retained earnings	408,963	345,302
Treasury stock, 76,332 and 75,484 shares	(508,530)	(491,046)
Accumulated other comprehensive loss	(482)	(182)
Total stockholders’ equity	593,663	530,879
Total liabilities and stockholders’ equity	$1,183,031	$1,176,231

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(In thousands, except per share data)

	2018	2017	2016
Revenue	$922,003	$855,340	$799,832
Operating expenses	790,283	755,584	697,726
Gross margin	131,720	99,756	102,106
Corporate general and administrative expenses	39,173	33,295	36,319
Operating income	92,547	66,461	65,787
Other (expense) income:
Interest expense	(6,645)	(6,675)	(6,593)
Gain on sale of operations, net	1,025	45	855
Other (expense) income, net	(7,087)	14,489	6,957
Total other (expense) income, net	(12,707)	7,859	1,219
Income from continuing operations before income tax expense	79,840	74,320	67,006
Income tax expense	18,267	23,288	26,399
Income from continuing operations	61,573	51,032	40,607
Loss from operations of discontinued operations, net of tax	(3)	(655)	(542)
Net income	$61,570	$50,377	$40,065
Earnings (loss) per share:
Basic:
Continuing operations	$1.13	$0.95	$0.78
Discontinued operations	—	(0.01)	(0.01)
Net income	$1.13	$0.94	$0.77
Diluted:
Continuing operations	$1.09	$0.92	$0.76
Discontinued operations	—	(0.01)	(0.01)
Net income	$1.09	$0.91	$0.75
Basic weighted average common shares outstanding	54,561	53,862	52,321
Diluted weighted average common shares outstanding	56,487	55,689	53,513
Comprehensive income:
Net income	$61,570	$50,377	$40,065
Other comprehensive income:
Net unrealized loss on available-for-sale securities, net of income tax benefit of $96, $16 and $77	(259)	(42)	(23)
Net unrealized (loss) gain on interest rate swaps, net of income tax (benefit) expense of ($8), $107 and $135	(17)	379	182
Foreign currency translation	(24)	(15)	(30)
Total other comprehensive (loss) income	(300)	322	129
Total comprehensive income	$61,270	$50,699	$40,194

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(In thousands)

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Totals
December 31, 2015	126,182	73,228	$1,262	$634,626	$254,860	$(462,167)	$(633)	$427,948
Net income	—	—	—	—	40,065	—	—	40,065
Other comprehensive income	—	—	—	—	—	—	129	129
Share repurchases	—	919	—	—	—	(9,144)	—	(9,144)
Restricted stock	300	—	3	(3)	—	—	—	—
Stock options exercised	1,128	—	11	8,059	—	—	—	8,070
Share-based compensation	—	—	—	5,725	—	—	—	5,725
Tax expense from employee share plans	—	—	—	1,004	—	—	—	1,004
Business acquisitions	581	—	6	6,218	—	—	—	6,224
December 31, 2016	128,191	74,147	1,282	655,629	294,925	(471,311)	(504)	480,021
Net income	—	—	—	—	50,377	—	—	50,377
Other comprehensive income	—	—	—	—	—	—	322	322
Share repurchases	—	1,337	—	—	—	(19,735)	—	(19,735)
Restricted stock	292	—	3	(3)	—	—	—	—
Stock options exercised	1,176	—	12	7,996	—	—	—	8,008
Share-based compensation	—	—	—	5,705	—	—	—	5,705
Business acquisitions	416	—	4	6,177	—	—	—	6,181
December 31, 2017	130,075	75,484	1,301	675,504	345,302	(491,046)	(182)	530,879
Cumulative-effect adjustment (Note 1)	—	—	—	—	2,091	—	—	2,091
Adjusted balance at January 1, 2018	130,075	75,484	1,301	675,504	347,393	(491,046)	(182)	532,970
Net income	—	—	—	—	61,570	—	—	61,570
Other comprehensive loss	—	—	—	—	—	—	(300)	(300)
Share repurchases	—	848	—	—	—	(17,484)	—	(17,484)
Restricted stock	272	—	3	(3)	—	—	—	—
Stock options exercised	864	—	8	6,283	—	—	—	6,291
Share-based compensation	—	—	—	6,866	—	—	—	6,866
Business acquisitions	193	—	2	3,748	—	—	—	3,750
December 31, 2018	131,404	76,332	$1,314	$692,398	$408,963	$(508,530)	$(482)	$593,663

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(In thousands)

	2018	2017	2016
Cash flows from operating activities:
Net income	$61,570	$50,377	$40,065
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of operations, net of tax	(1,025)	(45)	(855)
Depreciation and amortization expense	23,675	23,061	22,098
Bad debt expense, net of recoveries	3,665	5,137	4,090
Adjustment to contingent earnout liability, net	2,617	(1,494)	(994)
Deferred income taxes	5,775	3,674	4,829
Employee stock awards	6,866	5,705	5,725
Excess tax benefits from share based payment arrangements	(3,260)	(3,837)	(1,108)
Other, net	400	1,178	1,065
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(10,668)	(13,849)	(19,188)
Other assets	(3,344)	3,180	(5,612)
Accounts payable	974	3,738	10,217
Income taxes payable	426	(2,071)	1,881
Accrued personnel costs	17,901	(599)	5,496
Other liabilities	(140)	3,508	5,965
Net cash provided by continuing operations	105,432	77,663	73,674
Operating cash flows (used in) provided by discontinued operations	(184)	(627)	387
Net cash provided by operating activities	105,248	77,036	74,061
Cash flows from investing activities:
Business acquisitions and purchases of client lists, net of cash acquired	(29,080)	(28,093)	(5,653)
Purchases of client fund investments	(18,426)	(15,546)	(11,355)
Proceeds from the sales and maturities of client fund investments	12,238	8,785	9,778
Additions to property and equipment	(14,624)	(11,892)	(4,141)
Other, net	2,316	(1,935)	1,524
Net cash used in investing activities	(47,576)	(48,681)	(9,847)
Cash flows from financing activities:
Proceeds from bank debt	690,173	533,900	416,800
Payment of bank debt	(733,173)	(546,800)	(431,200)
Payment for acquisition of treasury stock	(17,484)	(19,735)	(9,144)
(Decrease) increase in client funds obligations	(41,509)	(10,273)	5,257
Payment of contingent consideration of acquisitions	(11,787)	(10,515)	(7,504)
Proceeds from exercise of stock options	6,291	8,008	8,070
Other, net	(1,891)	(178)	(663)
Net cash used in financing activities	(109,380)	(45,593)	(18,384)
Net (decrease) increase in cash, cash equivalents and restricted cash	(51,708)	(17,238)	45,830
Cash, cash equivalents and restricted cash at beginning of year	182,262	199,500	153,670
Cash, cash equivalents and restricted cash at end of year	$130,554	$182,262	$199,500

Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$640	$424	$3,494
Restricted cash	27,481	32,985	27,880
Cash equivalents included in funds held for clients	102,433	148,853	168,126
Total cash, cash equivalents and restricted cash	$130,554	$182,262	$199,500

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Significant Accounting Policies

Selected Terms Used in Notes to Consolidated Financial Statements

ASA - Administrative Service Agreement.

ASC - Accounting Standards Codification.

ASU - Accounting Standards Update.

CPA firm - Certified Public Accounting firm.

FASB - The Financial Accounting Standards Board.

GAAP - United States Generally Accepted Accounting Principles.

LIBOR - London Interbank Offered Rate.

New Lease Standard - ASU No. 2016-02, Leases.

SEC - United States Securities & Exchange Commission.

Tax Act - Tax Cuts and Jobs Act of 2017.

Topic 606 - ASU No. 2014-09, Revenue from Contracts with Customers.

Organization - CBIZ, Inc. is a diversified services company which, acting through its subsidiaries, has been providing professional business services since 1996, primarily to small and medium-sized businesses, as well as individuals, governmental entities, and not-for-profit enterprises throughout the United States and parts of Canada. CBIZ, Inc. manages and reports its operations along three practice groups: Financial Services, Benefits and Insurance Services and National Practices. A further description of products and services offered by each of the practice groups is provided in Note 22, Segment Disclosures, to the accompanying consolidated financial statements.

Basis of Presentation - The accompanying consolidated financial statements reflect the operations of CBIZ, Inc. and all of its wholly-owned subsidiaries (“CBIZ,” the “Company,” “we,” “us” or “our”), after elimination of all intercompany accounts and transactions. We have prepared the accompanying consolidated financial statements in accordance with GAAP and pursuant to the rules and regulations of the SEC.

We have determined that our relationship with certain CPA firms with whom we maintain ASAs qualify as variable interest entities. The accompanying consolidated financial statements do not reflect the operations or accounts of variable interest entities as the impact is not material to our consolidated financial condition, results of operations or cash flows.

Fees earned by us under the ASAs are recorded as “Revenue” (at net realizable value) in the accompanying Consolidated Statements of Comprehensive Income and were approximately $154.0 million, $156.4 million and $144.8 million for the years ended December 31, 2018, 2017 and 2016, respectively, the majority of which was related to services rendered to privately-held clients. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to us is typically reduced on a proportional basis. Although the ASAs do not constitute control, we are one of the beneficiaries of the agreements and may bear certain economic risks.

Significant Accounting Policies - We consider the following policies to be beneficial in understanding the judgements that are involved in the preparation of our consolidated financial statements and the uncertainties that could impact our financial condition, results of operations and cash flows.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Use of Estimates - The preparation of consolidated financial statements in conformity with GAAP and pursuant to the rules and regulations of the SEC requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management’s estimates and assumptions are derived from and are continually evaluated based upon available information, judgment and experience. Actual results may differ materially from these estimates.

Revenue Recognition - We account for revenue in accordance with Topic 606, Revenue from Contracts with Customers, which was adopted on January 1, 2018 using the modified retrospective transition method. We recognize revenue based on the five-step model; (i) identify the contract with the customer; (ii) identify the performance obligation in the contract; (iii) determine the contract price; (iv) allocate the transaction price; and (v) recognize revenue (or as) each performance obligation is satisfied. If we determine that a contract with enforceable rights and obligations does not exist, revenues are deferred until all criteria for an enforceable contract are met. For further information on the adoption of Topic 606, as well as our various streams of revenue, refer to “New Accounting Pronouncements” and Note 2, Revenue, to the accompanying consolidated financial statements.

Operating Expenses - Operating expenses represent costs of service and other costs incurred to operate our business units and are primarily comprised of personnel costs and occupancy related expenses. Personnel costs include (i) salaries and benefits; (ii) commissions paid to producers; (iii) incentive compensation; and (iv) share-based compensation. Incentive compensation costs and share-based compensation are estimated and accrued. The final determination of incentive compensation is made after year-end results are completed. The largest components of occupancy costs are rent expense and utilities. Base rent expense is recognized over respective lease terms, while utilities and common area maintenance charges are recognized as incurred.

Share-Based Compensation - The measurement of all share-based compensation arrangements, including stock options and restricted stock awards, is based on their grant date fair value. The expense is recognized over the requisite service period which is generally up to four years. The grant date fair value of stock options is based on the Black-Sholes-Merton pricing model, which incorporates assumptions regarding the expected volatility, the expected option life, the risk-free interest rate and the expected dividend yield. The grant date fair value of restricted stock is based on the closing price of the underlying stock on the date of grant.

Share-based compensation expense is recorded in the accompanying Consolidated Statements of Comprehensive Income as “Operating expenses” or “Corporate general and administrative expenses,” depending on where the respective individual’s compensation is recorded. For additional discussion regarding share-based awards, refer to Note 15, Employee Share Plans, to the accompanying consolidated financial statements.

Operating Leases - We lease most of our office facilities and equipment under various operating leases. Rent expense under such leases is recognized evenly throughout the term of the lease obligation when the total lease commitment is a known amount, and recorded on a cash basis when future rent payment increases under the obligation are unknown due to rent escalations being tied to factors that are not currently measurable (such as increases in the consumer price index). Differences between rent expense recognized and the cash payments required under operating lease agreements are recorded in the accompanying Consolidated Balance Sheets as “Other non-current liabilities.” We may receive incentives to lease office facilities in certain areas. Such incentives are recorded as a deferred credit and recognized as a reduction to rent expense on a straight-line basis over the lease term.

Cash and Cash Equivalents - Cash and cash equivalents consist of cash on hand and investments with an original maturity of three months or less when purchased.

Restricted Cash - Restricted cash consists of funds held by us in relation to our capital and investment advisory services as those funds are restricted in accordance with applicable Financial Industry Regulatory Authority regulations. Restricted cash also consists of funds on deposit from clients in connection with the pass-through of insurance premiums to the carrier with the related liability for these funds recorded in “Accounts payable” in the accompanying Consolidated Balance Sheets.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable, less allowances for doubtful accounts, reflects the net realizable value of receivables and approximates fair value. Unbilled revenues are recorded at estimated net realizable value. Assessing the collectability of receivables (billed and unbilled) requires management judgment based on a combination of factors. When evaluating the adequacy of the allowance for doubtful accounts and the overall probability of collecting on receivables, we analyze historical experience, client credit-worthiness, the age of the trade receivable balances, current economic conditions that may affect a client’s ability to pay and an evaluation of current and projected economic trends and conditions at the time of the balance sheet date. At December 31, 2018 and 2017, the allowance for doubtful accounts was $13.4 million and $13.8 million, respectively, in the accompanying Consolidated Balance Sheets.

Funds Held for Clients and Client Fund Obligations - Services provided by our payroll operations include the preparation of payroll checks, federal, state, and local payroll tax returns, and flexible spending account administration. In relation to these services, as well as other similar service offerings, we collect funds from our clients’ accounts in advance of paying client obligations. Funds that are collected before they are due are segregated and reported separately as “Funds held for clients” in the accompanying Consolidated Balance Sheets. Other than certain federal and state regulations pertaining to flexible spending account administration, there are no regulatory or other contractual restrictions placed on these funds.

Funds held for clients are reported in current assets and client fund obligations are reported in current liabilities in the accompanying Consolidated Balance Sheets. The balances in these accounts fluctuate with the timing of cash receipts and the related cash payments.

Funds held for clients include cash, overnight investments, certificates of deposit and corporate and municipal bonds (refer to Note 6, Financial Instruments, to the accompanying consolidated financial statements for further discussion of investments). If the par value of investments held does not approximate fair value, the balance in funds held for clients may not be equal to the balance in client fund obligations. The amount of collected but not yet remitted funds may vary significantly during the year based on the timing of clients’ payroll periods.

Property and Equipment - Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over the following estimated useful lives:

Buildings	25 to 40 years
Furniture and fixtures	5 to 10 years
Capitalized software	2 to 7 years
Equipment	3 to 7 years

Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the remaining respective lease term. The cost of software purchased or developed for internal use is capitalized and amortized using the straight-line method over an estimated useful life not to exceed seven years. We periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Under those circumstances, if the fair value were less than the carrying amount of the asset, we would recognize a loss for the difference.

Goodwill and Other Intangible Assets - Goodwill represents the difference between the purchase price of the acquired business and the related fair value of the net assets acquired. A significant portion of our assets in the accompanying Consolidated Balance Sheets is goodwill. At December 31, 2018, the carrying value of goodwill totaled $564.3 million, compared to total assets of $1.2 billion and total shareholders’ equity of $593.7 million. Intangible assets consist of identifiable intangibles other than goodwill. Identifiable intangible assets other than goodwill include client lists and non-compete agreements which require significant judgements in determining the fair value. We carry client lists and non-compete agreements at cost, less accumulated amortization, in the accompanying Consolidated Balance Sheets.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Goodwill is not amortized, but rather is tested for impairment annually during the fourth quarter. In addition to our annual goodwill test, on a periodic basis, we are required to consider whether it is more likely than not (defined as a likelihood of more than 50%) that the fair value has fallen below its carrying value, thus requiring us to perform an interim goodwill impairment test. Intangible assets with definite lives, such as client lists and non-compete agreements, are amortized using the straight-line method over their estimated useful lives (generally ranging from two to fifteen years). We review these assets for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. Recoverability is assessed based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis or market comparable method.

The goodwill impairment test is performed at a reporting unit level. A reporting unit is an operating segment of a business or one level below an operating segment. At December 31, 2018, we had five reporting units. We may use either a qualitative or quantitative approach when testing a reporting unit’s goodwill for impairment. Under the qualitative assessment, we are not required to calculate the fair value of a reporting unit unless we determine that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured. Any such impairment charge would reduce earnings and could be material.

After considering changes to assumptions used in our most recent quantitative testing for each reporting unit, including the capital market environment, economic and market conditions, industry competition and trends, our weighted average cost of capital, changes in management and key personnel, the price of our common stock, changes in our results of operations, the magnitude of the excess of fair value over the carrying amount of each reporting unit as determined in our most recent quantitative testing, and other factors, we concluded that it was more likely than not that the fair values of each of our reporting units were more than their respective carrying values and, therefore, did not perform a quantitative impairment analysis. For further information regarding our goodwill balances, refer to Note 5, Goodwill and Other Intangible Assets, net, to the accompanying consolidated financial statements.

Income Taxes - Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently payable and deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and operating losses and tax credit carryforwards. State income tax credits are accounted for using the flow-through method.

A valuation allowance is provided when it is more-likely-than-not that some portion of a deferred tax asset will not be realized. We determine valuation allowances based on all available evidence. Such evidence includes historical results, the reversal of deferred tax liabilities, expectations of future consolidated and/or separate company profitability and the feasibility of tax-planning strategies. Determining valuation allowances includes significant judgment by management, and different judgments could yield different results.

Accounting for uncertain tax positions requires a more-likely-than-not threshold for recognition in the consolidated financial statements. We recognize a tax benefit based on whether it is more-likely-than-not that a tax position will be sustained. We record a liability to the extent that a tax position taken or expected to be taken on a tax return exceeds the amount recognized in the consolidated financial statements.

Business Combinations - We recognize and measure identifiable assets acquired and liabilities assumed as of the acquisition date at fair value. Fair value measurements require extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets. The operating results of acquired businesses are included in our consolidated financial statements beginning on the date of acquisition. The purchase price is equivalent to the fair value of consideration transferred. Tangible and identifiable intangible assets acquired and liabilities assumed as of the date of acquisition are recorded at fair value as of the acquisition date. Goodwill is recognized for the excess of purchase price over the net fair value of assets acquired and liabilities assumed.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Contingent Purchase Price Liabilities - Contingent purchase price liabilities result from our business acquisitions and are recorded at fair value at the time of acquisition and are recorded in “Contingent purchase price liability - current” and “Contingent purchase price liability - non-current” in the accompanying Consolidated Balance Sheets. We estimate the fair value of our contingent purchase price liabilities using a probability-weighted discounted cash flow model. We probability weight risk-adjusted estimates of future performance of acquired businesses, then calculate the contingent purchase price based on the estimates and discount them to present value representing management’s best estimate of fair value. The fair value of the contingent purchase price liabilities, which is considered a Level 3 unobservable input, is reassessed on a quarterly basis based on assumptions provided by practice group leaders and business unit controllers together with our corporate finance department. Any change in the fair value estimate is recorded in the earnings of that period. For the years ended December 31, 2018, 2017 and 2016, we recorded other (expense) income of ($2.6) million, $1.5 million and $1.0 million, respectively, related to net changes in the fair value of contingent consideration.

Refer to Note 7, Fair Value Measurements, and Note 19, Acquisitions, for further discussion of our contingent purchase price liabilities and acquisitions.

Interest Rate Derivative Instruments - We maintain interest rate swaps that are designated as cash flow hedges to manage the market risk from changes in interest rates on our floating-rate debt under our $400.0 million unsecured credit facility (as amended the “2018 credit facility” or the “credit facility”). The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determine how we reflect the change in fair value of the derivative instrument. A derivative qualifies for hedge accounting treatment if, at inception, it meets defined correlation and effectiveness criteria. These criteria require that the anticipated cash flows and/or changes in fair value of the hedging instrument substantially offset those of the position being hedged.

We utilize derivative instruments to manage interest rate risk associated with our floating-rate debt under the credit facility. Interest rate swap contracts mitigate the risk associated with the underlying hedged item. If the contract is designated as a cash flow hedge, the mark-to-market gains or losses on the swap are deferred and included as a component of accumulated other comprehensive loss, net of tax, to the extent effective, and reclassified to interest expense in the same period during which the hedged transaction affects earnings. For further discussion regarding derivative financial instruments, refer to Note 6, Financial Instruments, to the accompanying consolidated financial statements.

Recent Accounting Pronouncements - The FASB ASC is the sole source of authoritative GAAP other than the SEC issued rules and regulations that apply only to SEC registrants. The FASB issues an ASU to communicate changes to the FASB codification. We assess and review the impact of all ASUs. ASUs not listed below were reviewed and determined to be either not applicable or are not expected to have a material impact on the consolidated financial statements.

Accounting Standards Adopted in 2018

Modification Accounting for Share-Based Payment Awards - Effective January 1, 2018, we adopted ASU No. 2017-09, Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting. The new standard clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. Modification accounting is required if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. We typically do not change either the terms or conditions of share-based payment awards once they are granted; therefore, the adoption of this new guidance had no impact on our consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Restricted Cash - Statement of Cash Flows - Effective January 1, 2018, we adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230). The new standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash. Therefore, restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on our consolidated Statement of Cash Flows. Accordingly, the statement of cash flows has been revised to include restricted cash (related to our capital and investment advisory services, as well as our property and casualty business unit) and cash equivalents associated with funds held to satisfy client obligations, as a component of cash, cash equivalents, restricted cash and cash equivalents. When restricted cash and cash equivalents are presented separately from cash and cash equivalents on the balance sheet, a reconciliation is required between the amounts presented on the statement of cash flows and the balance sheet, as well as a disclosure of information about the nature of the restrictions. The nature of the restrictions disclosure is included in the accompanying “Significant Accounting Policies.” The reconciliation of cash, cash equivalents and restricted cash as reported in the accompanying Consolidated Balance Sheets that sum to the total of the same such amount in the accompanying Consolidated Statements of Cash Flows is included below the accompanying Consolidated Statements of Cash Flows.

Statement of Cash Flows - Effective January 1, 2018, we adopted ASU No. 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. The new standard provides guidance on eight specific cash flow issues. The application of this guidance did not have a material effect on the presentation of our consolidated Statement of Cash Flows.

Revenue from Contracts with Customers - Effective January 1, 2018, we adopted Topic 606 using the modified retrospective transition method.  We recognized the cumulative effect of initially applying the new standard as an adjustment directly to the opening balance of “Retained earnings” at January 1, 2018. The comparative information has not been restated and continues to be reported under the legacy standard.

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

•

In our Property and Casualty business unit, commission revenue under agency billing arrangements (pursuant to which we bill the insured, collect the funds and remit the premium to the insurance carrier less our commissions) was previously recognized on the later of the effective date of the insurance policy or the date billed to the customer. We now recognize the commission revenue on the effective date of the insurance policy.

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

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet was as follows (in thousands):

	Balance at	Adjustments	Balance at
	December 31,	due to	January 1,
Balance Sheet	2017	Topic 606	2018
ASSETS
Accounts receivable, net	$188,300	$10,098	$198,398
Other current assets	259,873	80	259,953
Other non-current assets	728,058	728	728,786
Total assets	$1,176,231	$10,906	$1,187,137
LIABILITIES
Accounts payable	51,375	6,281	57,656
Accrued personnel costs	45,264	595	45,859
Other current liabilities	237,607	113	237,720
Deferred income taxes, net	3,339	814	4,153
Other non-current liabilities	307,767	1,012	308,779
Total liabilities	645,352	8,815	654,167
STOCKHOLDERS' EQUITY
Retained earnings	345,302	2,091	347,393
Other stockholders' equity	185,577	—	185,577
Total stockholders' equity	530,879	2,091	532,970
Total liabilities and stockholders' equity	$1,176,231	$10,906	$1,187,137

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following tables summarize the impact of adopting Topic 606 on our consolidated financial statements for the periods indicated below (in thousands):

			Balances without
December 31, 2018 Balance Sheet	As reported	Adjustments	adoption of Topic 606
ASSETS
Accounts receivable, net	$207,287	$(12,671)	$194,616
Other current assets	216,251	(80)	216,171
Other non-current assets	759,493	(647)	758,846
Total assets	$1,183,031	$(13,398)	$1,169,633
LIABILITIES
Accounts payable	$58,630	$(7,930)	$50,700
Accrued personnel costs	63,953	(587)	63,366
Other current liabilities	198,731	(113)	198,618
Deferred income taxes, net	6,764	(1,035)	5,729
Other non-current liabilities	261,290	(897)	260,393
Total liabilities	589,368	(10,562)	578,806
STOCKHOLDERS' EQUITY
Retained earnings	408,963	(2,836)	406,127
Other stockholders' equity	184,700	—	184,700
Total shareholders' equity	593,663	(2,836)	590,827
Total liabilities and stockholders' equity	$1,183,031	$(13,398)	$1,169,633

			Balances without
Year Ended December 31, 2018 Income Statement	As reported	Adjustments	adoption of Topic 606
Revenue	$922,003	$(1,039)	$920,964
Operating expenses	790,283	(73)	790,210
Gross margin	131,720	(966)	130,754
Corporate general and administrative expenses	39,173	—	39,173
Operating income	92,547	(966)	91,581
Other (expense) income:
Interest expense	(6,645)	—	(6,645)
Gain on sale of operations, net	1,025	—	1,025
Other expense, net	(7,087)	—	(7,087)
Total other expense, net	(12,707)	—	(12,707)
Income from continuing operations before income tax expense	79,840	(966)	78,874
Income tax expense	18,267	(221)	18,046
Income from continuing operations	61,573	(745)	60,828
Loss from discontinued operations, net of tax	(3)	—	(3)
Net income	$61,570	$(745)	$60,825

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

			Balances without
Year Ended December 31, 2018 Cash Flow Statement	As reported	Adjustments	adoption of Topic 606
Cash flows from operating activities:
Net income	$61,570	$(745)	$60,825
Adjustments to reconcile net income to net cash provided by operating activities:	38,713	—	38,713
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(10,668)	2,573	(8,095)
Other assets	(3,344)	(81)	(3,425)
Accounts payable	974	(1,649)	(675)
Accrued personnel costs	17,901	8	17,909
Other liabilities	(140)	(106)	(246)
Other	426	—	426
Operating cash flows provide by continuing operations	105,432	—	105,432
Operating cash flows used in discontinued operations	(184)	—	(184)
Net cash provided by operating activities	105,248	—	105,248
Net provided by investing activities	(47,576)	—	(47,576)
Net cash used in financing activities	(109,380)	—	(109,380)
Net increase in cash, cash equivalents and restricted cash	(51,708)	—	(51,708)
Cash, cash equivalents and restricted cash at beginning of year	182,262	—	182,262
Cash, cash equivalents and restricted cash at end of period	$130,554	$—	$130,554

Accounting Standards Issued But Not Adopted at December 31, 2018

Internal-Use Software - In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a service contract hosting arrangement with those of developing or obtaining internal-use software. This standard is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. We do not expect this guidance to have a material impact on our consolidated financial position or results of operations.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income - In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) which allows the reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods, with early adoption permitted. We do not expect this guidance to have a material impact on our consolidated financial position or results of operations.

Derivatives and Hedging - In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities. The new standard improves and simplifies accounting rules for hedge accounting to better present the economic results of an entity’s risk management activities in its financial statements and improves the disclosures of hedging arrangements. Additionally, it simplifies the hedge documentation and effectiveness assessment requirements. The updated guidance is effective for us beginning January 1, 2019. We do not expect this guidance to have a material impact on our consolidated financial position or results of operations.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Leases - In February 2016, the FASB issued the New Lease Standard. The new standard requires lessees to recognize a right-of-use asset and a lease liability for all leases (with the exception of short-term leases) on their balance sheet at the commencement date and recognize expenses on their income statement similar to the current guidance under ASC Topic 840, Leases. The New Lease Standard is effective for fiscal years and interim periods beginning after December 15, 2018. In addition, the FASB issued ASU No. 2018-11, Leases Targeted Improvements, which provides a package of practical expedients for entities to apply upon adoption.

We will adopt this standard effective January 1, 2019. We expect the New Lease Standard to have a material effect on our consolidated balance sheet, with no material impact on our results of operations, our liquidity or our debt covenant compliance under our current credit agreements. Refer to Note 11, Lease Commitments, to the accompanying consolidated financial statements for further information on our current lease arrangements, the amounts of which represent the future undiscounted commitments.

Note 2. Revenue

In accordance with the new revenue recognition standard requirements, the following table disaggregates our revenue by source (in thousands):

	For the Year Ended December 31, 2018
	Financial	Benefits &	National
	Services	Insurance	Practices	Consolidated
Accounting, tax, advisory and consulting	$600,926	$—	$—	$600,926
Core Benefits and Insurance Services	—	276,496	—	276,496
Non-core Benefits and Insurance Services	—	11,941	—	11,941
Managed networking, hardware services	—	—	24,404	24,404
National Practices consulting	—	—	8,236	8,236
Total revenue	$600,926	$288,437	$32,640	$922,003

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

Revenue for fixed-fee arrangements is recognized over time with the performance obligation measured in hours worked and anticipated realization. Anticipated realization is defined as the fixed fee divided by the product of the hours anticipated to complete a performance obligation and the standard billing rate. Anticipated realization rates are applied to hours charged to a contract when recognizing revenue. At the end of each reporting period, we evaluate the work performed to date to ensure that the amount of revenue recognized in each reporting period for the client arrangement is equal to the performance obligations met.

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

We applied the guidance of Topic 606 in determining the appropriate accounting for outcome-based arrangements. Prior to recognizing revenue, we estimate the transaction price, including variable consideration that is subject to a constraint based on risks specific to the arrangement. We evaluate the estimate in each reporting period and recognize revenue to the extent it is probable that a significant reversal of revenue will not occur. Revenue is recognized when the constraint is lifted at a point in time when the value is determined and verified by a third party.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Benefits and Insurance Services

Core Benefits and Insurance Services consists of group health benefits consulting, property and casualty, retirement plan services and payroll processing services. Revenue consists primarily of fee income for administering health and retirement plans and brokerage commissions. Revenue also includes investment income related to client payroll funds that are held in CBIZ accounts, as is industry practice. Under the new revenue recognition standard, the cost to obtain a contract must be capitalized unless the contract period is one year or less. We pay commissions monthly and require the recipient of the commission to be employed by us at the time of the payment. Failure to remain employed at the date the commission is payable results in the forfeiture of commissions that would otherwise be due. Therefore, we have determined that the requirement of continued employment is substantive and accordingly, do not consider the commissions to be incremental costs of obtaining the customer contract and consequently a contract acquisition cost is not recognized for those commissions.

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

•

Advisory revenue is based on the value of assets under management, as provided by a third party, multiplied by an agreed upon rate. Advisory services revenue is calculated monthly or quarterly based on the estimated value of assets under management, as it is earned over the duration of the reporting period and relates to performance obligations satisfied during that period. The variability related to the estimated asset values used to recognize revenue during the reporting period is resolved and the amount of related revenue recognized is adjusted when the actual value of assets under management is known.

•

Third party administration revenue is recognized over the contract period as these services are provided to clients continuously throughout the term of the arrangement. Our clients benefit from each month of service on its own, and although the volume of tasks may differ month to month, the obligation to perform substantially remains the same.

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

National Practices consulting revenue is based upon a fixed fee, an hourly rate, or outcome-based. Revenue for fixed fee and time and expense arrangements is recognized over the performance period based upon actual hours incurred, while revenue for outcome-based arrangements is recognized similar to the outcome-based arrangements in the Financial Services practice group.

Transaction Price Allocated to Future Obligations - The new revenue recognition standard requires the disclosure of the aggregate amount of transaction price allocated to performance obligations that have not yet been satisfied as of the reporting date. The guidance provides certain practical expedients that limit this requirement, including performance obligations that are part of a contract that is one year or less. Since the majority of our contracts are one year or less, we have applied this practical expedient related to quantifying remaining performance obligations. In regards to contracts with terms in excess of one year, certain contract periods related to our government healthcare consulting, group health and benefits consulting, and property and casualty insurance businesses have an original specified contract duration in excess of one year, however, the agreements provide CBIZ and the client with the right to cancel or terminate the contract with no substantial penalty. We have applied the provisions of Topic 606 and the FASB Transition Resource Group memo number 10-14, and note that the definition of contract duration does not extend beyond the goods and services already transferred for contracts that provide both the Company and the client with the right to cancel or terminate the contract with no substantial penalty.

Note 3. Accounts Receivable, Net

Accounts receivable, net balances at December 31, 2018 and 2017 were as follows (in thousands):

	2018	2017
Trade accounts receivable	$159,992	$139,730
Unbilled revenue, at net realizable value	60,684	62,397
Total accounts receivable	220,676	202,127
Allowance for doubtful accounts	(13,389)	(13,827)
Accounts receivable, net	$207,287	$188,300

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Changes in the allowance for doubtful accounts on accounts receivable are as follows (in thousands):

	2018	2017	2016
Balance at beginning of period	$(13,827)	$(13,508)	$(12,659)
Provision for losses	(3,776)	(5,529)	(4,154)
Charge-offs, net of recoveries	4,214	5,210	3,305
Balance at end of period	$(13,389)	$(13,827)	$(13,508)

Note 4. Property and Equipment, Net

Property and equipment, net at December 31, 2018 and 2017 consisted of the following (in thousands):

	2018	2017
Buildings and leasehold improvements	$28,456	$26,289
Furniture and fixtures	27,690	25,835
Capitalized software	37,281	36,639
Equipment	17,875	13,615
Total property and equipment	111,302	102,378
Accumulated depreciation and amortization	(77,097)	(76,297)
Property and equipment, net	$34,205	$26,081

Depreciation expense for property and equipment was $6.1 million, $5.3 million and $5.4 million in 2018, 2017 and 2016, respectively.

Note 5. Goodwill and Other Intangible Assets, Net

A summary of changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2018 and 2017 were as follows (in thousands):

	Financial Services	Benefits and Insurance Services	National Practices	Total Goodwill
December 31, 2016	$271,330	$214,488	$1,666	$487,484
Additions	35,531	5,409	—	40,940
December 31, 2017	$306,861	$219,897	$1,666	$528,424
Additions	22,978	13,111	—	36,089
Divestitures	(213)	—	—	(213)
December 31, 2018	$329,626	$233,008	$1,666	$564,300

We review goodwill at the reporting unit level at least annually, as of November 1, for impairment. We had five reporting units at November 1, 2018. No goodwill impairment was recognized as a result of the annual evaluation.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The components of goodwill and other intangible assets, net at December 31, 2018 and 2017 were as follows (in thousands):

	2018	2017
Goodwill	$564,300	$528,424
Intangibles :
Client lists	181,564	177,221
Other intangibles	9,447	8,767
Total intangibles	191,011	185,988
Total goodwill and other intangibles assets	755,311	714,412
Accumulated amortization:
Client lists	(112,905)	(97,063)
Other intangibles	(5,397)	(4,143)
Total accumulated amortization	(118,302)	(101,206)
Goodwill and other intangible assets, net	$637,009	$613,206

Amortization expense for client lists and other intangible assets was $17.5 million, $17.8 million and $16.7 million in 2018, 2017 and 2016, respectively. The weighted-average useful lives of total intangible assets, client lists and other intangible assets were 6.8 years, 6.7 years and 7.8 years, respectively. Other intangible assets are amortized over periods ranging from 2 to 11 years. Based on the amount of intangible assets subject to amortization at December 31, 2018, the estimated amortization expense is $13.6 million for 2019, $12.3 million for 2020, $10.8 million for 2021, $9.0 million for 2022 and $7.9 million for 2023.

Note 6. Financial Instruments

The carrying amounts of our cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments. The carrying value of bank debt approximates fair value, as the interest rate on the bank debt is variable and approximates current market rates.

Concentrations of Credit Risk - Financial instruments that may subject us to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with highly-rated financial institutions, limiting the amount of credit exposure with any one financial institution. Our client base consists of large numbers of geographically diverse customers dispersed throughout the United States; thus, concentration of credit risk with respect to accounts receivable is not significant.

Bonds - We held corporate and municipal bonds with net par values totaling $55.7 million and $49.5 million at December 31, 2018 and 2017, respectively. All bonds are investment grade and are classified as available-for-sale. Our bonds have maturity dates or callable dates ranging from January 2019 through February 2024, and are included in “Funds held for clients — current” in the accompanying Consolidated Balance Sheets based on the intent and ability of us to sell these investments at any time under favorable conditions.

The following table summarizes our bond activity for the years ended December 31, 2018 and 2017 (in thousands):

	2018	2017
Fair value at January 1	$51,101	$44,573
Purchases	18,426	15,546
Sales	(1,793)	(940)
Maturities and calls	(10,445)	(7,845)
Decrease in bond premium	(377)	(160)
Fair market value adjustment	(356)	(73)
Fair value at December 31	$56,556	$51,101

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Interest Rate Swaps - We do not purchase or hold any derivative instruments for trading or speculative purposes. We utilize interest rate swaps to manage interest rate risk exposure associated with our floating-rate debt under the credit facility. Under these interest rate swap contracts, we receive cash flows from counterparties at variable rates based on LIBOR and pay the counterparties a fixed rate. To mitigate counterparty credit risk, we only enter into contracts with selected major financial institutions with investment grade ratings and continually assess their creditworthiness. There are no credit risk-related contingent features in our interest rate swaps nor do the swaps contain provisions under which we would be required to post collateral.

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

We had no fair value hedging instruments at December 31, 2018 or 2017. Our interest rate swaps are designated as cash flow hedges. Accordingly, the interest rate swaps are recorded as either an asset or liability in the accompanying Consolidated Balance Sheets at fair value. The mark-to-market gains or losses on the swaps are deferred and included as a component of accumulated other comprehensive loss (“AOCL”), net of tax, to the extent the hedge is determined to be effective, and reclassified to interest expense in the same period during which the hedged transaction affects earnings. The interest rate swaps are assessed for effectiveness and continued qualification for hedge accounting on a quarterly basis. For the years ended December 31, 2018 and 2017, the interest rate swaps were deemed to be highly effective.

The following table summarizes our outstanding interest rate swaps and their classification in the accompanying Consolidated Balance Sheets at December 31, 2018 and 2017 (in thousands). Refer to Note 7, Fair Value Measurements, to the accompanying consolidated financial statements for additional disclosures regarding fair value measurements.

	December 31, 2018
	Notional Amount	Fair Value	Balance Sheet Location
Interest rate swaps	$70,000	$1,096	Other non-current assets

	December 31, 2017
	Notional Amount	Fair Value	Balance Sheet Location
Interest rate swaps	$55,000	$1,055	Other non-current assets
Interest rate swap	$15,000	$76	Other current assets

Under the terms of the interest rate swaps, we pay interest at a fixed rate of interest plus applicable margin as stated in the agreement, and receive interest that varies with the one-month LIBOR. The notional value, fixed rate of interest and expiration date of each interest rate swap as of December 31, 2018 is (i) $25 million – 1.300% - October 2020, (ii) $10 million – 1.120% - February 2021 and (iii) $20 million – 1.770% - May 2022 and (iv) $15 million – 2.640% - June 2023. During the second quarter of 2018, we entered into a 5-year interest rate swap with a notional value of $15 million, while during the fourth quarter of 2018, one interest rate swap expired with a notional value of $15 million.

During the next twelve months, the amount of the December 31, 2018 AOCL balance that will be reclassified to earnings is expected to be immaterial. The following table summarizes the effects of the interest rate swap on our accompanying Consolidated Statements of Comprehensive Income for the years ended December 31, 2018 and 2017 (in thousands):

	(Loss) Gain recognized in AOCL, net of tax		Gain (Loss) reclassified from AOCL into expense
	Twelve Months Ended December 31,		Twelve Months Ended December 31,		Location
	2018	2017	2018	2017
Interest rate swap	$(17)	$379	$357	$(132)	Interest expense

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 7. Fair Value Measurements

FASB ASC Topic 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy that requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is defined as the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The inputs used to measure fair value are classified into the following hierarchy:

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

For the years ended December 31, 2018 and 2017, there were no transfers between the valuation hierarchy Levels 1, 2 and 3. The following table summarizes our assets and liabilities at December 31, 2018 and 2017 that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (in thousands):

	Level	December 31, 2018	December 31, 2017
Deferred compensation plan assets	1	$84,435	$85,589
Corporate and municipal bonds	1	$56,556	$51,101
Deferred compensation plan liabilities	1	$(84,435)	$(85,589)
Interest rate swap	2	$1,096	$1,131
Contingent purchase price liabilities	3	$(39,708)	$(37,574)

Contingent Purchase Price Liabilities - Contingent purchase price liabilities result from our business acquisitions and are recorded at fair value at the time of acquisition and are recorded in “Contingent purchase price liability — current” and “Contingent purchase price liability — non-current” in the accompanying Consolidated Balance Sheets. We estimate the fair value of our contingent purchase price liabilities using a probability-weighted discounted cash flow model. This fair value measure is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Fair value measurements characterized within Level 3 of the fair value hierarchy are measured based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value.

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

During the year ended December 31, 2018, we recorded other expense of $2.6 million related to net changes in the fair value of contingent consideration which is mostly attributable to the required mark-to-market accounting of future shares issuances for contingent considerations. For the same period in 2017, we recorded other income of $1.5 million related to net changes in the fair value of contingent consideration related to our prior acquisitions. These increases/decreases are included in “Other Income, net” in the accompanying Consolidated Statements of Comprehensive Income. Refer to Note 19, Acquisitions, for further discussion of our acquisitions and contingent purchase price liabilities.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table summarizes the change in fair value of our contingent purchase price liabilities identified as Level 3 for the years ended December 31, 2018 and 2017 (pre-tax basis, in thousands):

Contingent Purchase Price Liabilities
Beginning balance — January 1, 2017	$(33,709)
Additions from business acquisitions	(19,291)
Settlement of contingent purchase price payable	13,932
Change in fair value of contingency	2,128
Change in net present value of contingency	(634)
Balance — December 31, 2017	$(37,574)
Additions from business acquisitions	(13,382)
Settlement of contingent purchase price payable	13,865
Change in fair value of contingency	(1,673)
Change in net present value of contingency	(944)
Balance — December 31, 2018	$(39,708)

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

Note 8. Income Taxes

For financial reporting purposes, income from continuing operations before income taxes includes the following components (in thousands):

	2018	2017	2016
United States	$79,669	$74,151	$66,848
Foreign (Canada)	171	169	158
Total	$79,840	$74,320	$67,006

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Income tax expense (benefit) included in the accompanying Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016 was as follows (in thousands):

	2018	2017	2016
Continuing operations :
Current:
Federal	$12,626	$21,086	$18,816
Foreign	45	45	42
State and local	2,808	2,475	2,681
Total	15,479	23,606	21,539
Deferred:
Federal	2,047	(1,086)	4,148
State and local	741	768	712
Total	2,788	(318)	4,860
Total income tax expense from continuing operations	18,267	23,288	26,399
Discontinued operations :
Operations of discontinued operations:
Current	2	(418)	(365)
Deferred	(1)	(19)	(10)
Total income tax expense from discontinued operations	1	(437)	(375)
Total income tax expense	$18,268	$22,851	$26,024

The provision for income taxes attributable to income from continuing operations differed from the amount obtained by applying the federal statutory income tax rate to income from continuing operations before income taxes, as follows (in thousands, except percentages):

	2018	2017	2016
Tax at U.S. federal statutory rates	$16,766	$26,012	$23,452
State taxes (net of federal benefit)	4,035	2,945	2,643
Business meals and entertainment — non-deductible	915	820	784
Reserves for uncertain tax positions	(1,124)	(35)	(87)
Share-based compensation	(3,260)	(3,837)	—
Impact of the Tax Cuts and Jobs Act of 2017	—	(2,487)	—
Non-deductible expenses	785	236	22
Other, net	150	(366)	(415)
Provision for income taxes from continuing operations	$18,267	$23,288	$26,399
Effective income tax rate	22.9%	31.3%	39.4%

ASU 2016-09 - Stock Compensation - We recognized a reduction to “Income tax expense” in the accompanying Consolidated Statements of Comprehensive Income of $3.3 million in 2018 and $3.8 million in 2017 (resulting from an increase in the fair value of an award from grant date to the vesting or exercise date, as applicable). The income tax benefit of $1.1 million in 2016 from share-based compensation was recorded in “Additional paid-in-capital” in the accompanying Consolidated Balance Sheets. Refer to Note 1, Basis of Presentation and Significant Accounting Policies to the accompanying consolidated financial statements for further discussion on new accounting pronouncement adoptions.

The Tax Act - On December 22, 2017, the Tax Act was signed into law, which permanently reduces the corporate federal income tax rate from 35% to 21% beginning in 2018. We recognized an income tax benefit of $2.5 million in 2017, due to the revaluation of our deferred tax liabilities. Our effective tax rate was 22.9% in 2018, compared to 31.3% in 2017.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2018 and 2017, were as follows (in thousands):

	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$1,091	$1,229
Allowance for doubtful accounts	2,902	3,022
Employee benefits and compensation	24,761	21,155
Lease costs	4,099	3,611
State tax credit carryforwards	1,353	1,385
Property and equipment	—	528
Other deferred tax assets	287	633
Total gross deferred tax assets	34,493	31,563
Less: valuation allowance	(1,840)	(1,657)
Total deferred tax assets, net	$32,653	$29,906
Deferred tax liabilities:
Accrued interest	$—	$819
Client list intangible assets	1,184	1,513
Goodwill and other intangibles	35,840	30,913
Property and equipment	1,356	—
Other deferred tax liabilities	1,037	—
Total gross deferred tax liabilities	$39,417	$33,245
Net deferred tax liability	$(6,764)	$(3,339)

We have established valuation allowances for deferred tax assets related to certain employee benefits and compensation, state net operating loss (“NOL”) carryforwards and state income tax credit carryforwards at December 31, 2018 and December 31, 2017. The net increase in the valuation allowance of $0.2 million for the year ended December 31, 2018 primarily related to changes in the valuation allowance for NOLs. The net increase in the valuation allowance of $0.3 million for the year ended December 31, 2017 primarily related to changes in the valuation allowance as a result of the Tax Act.

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

We file income tax returns in the United States, Canada, and most state jurisdictions. In March 2016, the Internal Revenue Service completed its audit of our 2013 and 2014 federal income tax returns. We paid $0.5 million in settlement of this audit which had no impact on the 2016 income tax expense. With limited exceptions, our state and local income tax returns and non-U.S. income tax returns are no longer subject to tax authority examinations for years ending prior to January 1, 2014 and January 1, 2013, respectively.

The availability of NOLs and state tax credits are reported as deferred tax assets, net of applicable valuation allowances, in the accompanying Consolidated Balance Sheets. At December 31, 2018, we had state net operating loss carryforwards of $23.2 million and state tax credit carryforwards of $1.4 million. The state net operating loss carryforwards expire on various dates between 2019 and 2038 and the state tax credit carryforwards expire on various dates between 2019 and 2028.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2018	2017	2016
Balance at January 1	$3,882	$4,090	$4,287
Additions for tax positions of the current year	119	123	110
Settlements of prior year positions	(16)	—	(11)
Lapse of statutes of limitation	(1,166)	(331)	(296)
Balance at December 31	2,819	3,882	4,090

Included in the balance of unrecognized tax benefits at December 31, 2018 are $1.9 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. We believe it is reasonably possible that certain of these unrecognized tax benefits could change in the next twelve months. We expect reductions in the liability for unrecognized tax benefits of approximately $0.1 million within the next twelve months due to expiration of statutes of limitation. Given the number of years that are currently subject to examination, we are unable to estimate the range of potential adjustments to the remaining balance of unrecognized tax benefits at this time.

We recognize interest expense, and penalties related to unrecognized tax benefits as a component of income tax expense. During 2018, we accrued interest expense of less than $0.1 million and, as of December 31, 2018, had recognized a liability for interest expense and penalties of $0.7 million and $0.2 million, respectively, relating to unrecognized tax benefits. During 2017, we accrued interest expense of $0.2 million and, as of December 31, 2017, had recognized a liability for interest expense and penalties of $0.7 million and $0.2 million, respectively, relating to unrecognized tax benefits.

Note 9. Debt and Financing Arrangements

In 2018, we amended and restated our primary financing arrangement, the $400 million unsecured credit facility, by and among CBIZ Operations, Inc., CBIZ, Inc. and Bank of America, N.A., as administrative agent and bank, and other participating banks. The 2018 credit facility amends and restates our credit agreement (prior to being amended and restated by the 2018 credit facility, the “2014 credit facility”), dated as of July 28, 2014, as amended by the First Amendment to credit agreement, dated as of April 10, 2015, and as amended by the Second Amendment to credit agreement, as filed on November 3, 2015. The 2018 credit facility extends the maturity date from 2019 to 2023, continues to provide for a $400 million revolving loan commitment, improves our borrowing margin related to leverage ratio and increases the flexibility of certain covenant baskets, as compared to the 2014 credit facility. In connection with our 2018 credit facility, we incurred approximately $1.1 million of financing costs during the second quarter of 2018, which have been deferred as other assets on our Consolidated Balance Sheets, and are being amortized as interest expense on a straight line basis over the term of the 2018 credit facility.

In the third quarter of 2018, we entered into an unsecured $20 million line of credit with a bank participating in our 2018 credit facility. This line of credit will be used to support our short-term funding requirements of payroll client fund obligations due to the investment of client funds, rather than liquidating client funds that have already been invested in available-for-sale securities. Refer to Note 6, Financial Instruments, for further discussion regarding these investments. The line of credit, which terminates August 16, 2019, did not have a balance outstanding at December 31, 2018. Borrowings under the line of credit bear interest at the prime rate.

The 2018 credit facility provides us with the capital necessary to meet our working capital needs as well as the flexibility to continue with our strategic initiatives, including business acquisitions and share repurchases. The balance outstanding under the 2018 credit facility and the 2014 credit facility was $135.5 million and $178.5 million at December 31, 2018 and December 31, 2017, respectively. Rates for the years ended December 31, 2018 and 2017 were as follows (includes bank debt and interest rate swaps):

	2018	2017
Weighted average rates	3.08%	2.72%
Range of effective rates	2.12% - 5.50%	2.19% - 4.75%

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Availability - We have approximately $255.5 million of available funds under the 2018 credit facility at December 31, 2018, based on the terms of the commitment. Available funds under the credit facility are based on a multiple of earnings before interest, taxes, depreciation and amortization as defined in the credit facility, and are reduced by letters of credit, performance guarantees, other indebtedness and outstanding borrowings under the credit facility. Under the credit facility, loans are charged an interest rate consisting of a base rate or Eurodollar rate plus an applicable margin, letters of credit are charged based on the same applicable margin, and a commitment fee is charged on the unused portion of the credit facility.

Debt Covenant Compliance - The 2018 credit facility is subject to certain financial covenants that may limit our ability to borrow up to the total commitment amount. Covenants require us to meet certain requirements with respect to (i) a total leverage ratio and (ii) minimum fixed charge coverage ratio. We are in compliance with all covenants.

Debt Covenant Restrictions - The credit facility also places restrictions on our ability to create liens or other encumbrances, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of assets, or to merge or consolidate with an unaffiliated entity.

The credit facility limits our ability to make dividend payments. Historically, we have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Our Board of Directors has discretion over the payment and level of dividends on common stock, subject to the limitations of the credit facility and applicable law. The credit facility contains a provision that, in the event of a defined change in control, the credit facility may be terminated.

Interest Expense - For the years ended December 31, 2018, 2017 and 2016, we recognized interest expense as follows (in thousands):

	2018	2017	2016
Credit facility (1)	$6,645	$6,675	$6,585
2006 Notes (2)	—	—	8
Balance at December 31	$6,645	$6,675	$6,593

(1)	Components of interest expense related to the credit facility include amortization of deferred financing costs, commitment fees and line of credit fees.
(2)	We redeemed the remaining 3.125% Convertible Senior Subordinated Notes during the second quarter of 2016 under an optional early redemption provision.

Note 10. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at December 31, 2018 and 2017 were as follows (in thousands):

	2018	2017
Net unrealized loss on available-for-sale securities, net of income tax benefit of $183 and $157, respectively	$(495)	$(236)
Net unrealized gain on interest rate swap, net of income tax expense of $213 and $419, respectively	694	712
Foreign currency translation	(681)	(658)
Accumulated other comprehensive loss	$(482)	$(182)

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 11. Lease Commitments

Operating Leases - We lease certain of our office facilities and equipment under various operating leases. Future minimum cash commitments under operating leases as of December 31, 2018 were as follows (in thousands):

Year Ending December 31,	Gross Operating Lease Commitments	Sub-Leases	Net Operating Lease Commitments
2019	$34,490	$234	$34,256
2020	30,653	234	30,419
2021	26,172	—	26,172
2022	20,358	—	20,358
2023	18,981	—	18,981
Thereafter	65,854	—	65,854
Total	$196,508	$468	$196,040

Rent expense for continuing operations incurred under operating leases was $38 million, $38.4 million and $37 million for the years ended December 31, 2018, 2017 and 2016, respectively. Rent expense does not necessarily reflect cash payments, as described under “Operating Leases” in Note 1.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 12. Commitments and Contingencies

Acquisitions - The purchase price that we normally pay for businesses and client lists consists of two components: an up-front non-contingent portion, and a portion which is contingent upon the acquired businesses or client lists’ future performance. The fair value of the purchase price contingency related to businesses is recorded at the date of acquisition and re-measured each reporting period until the liability is settled. Shares of our common stock that are issued in connection with acquisitions may be contractually restricted from sale for periods up to one year. Acquisitions are further disclosed in Note 19, Acquisitions.

Indemnifications - We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by us under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2018, we were not aware of any obligations arising under indemnification agreements that would require material payments, and therefore have not recorded a liability.

Employment Agreements - We maintain severance and employment agreements with a certain number of our executive officers, whereby such officers may be entitled to payment in the event of termination of their employment. We also have arrangements with certain non-executive employees which may include severance and other employment provisions. We accrue for amounts payable under these contracts and arrangements as triggering events occur and obligations become known. During the years ended December 31, 2018, 2017 and 2016, payments under such contracts and arrangements were not material.

Letters of Credit and Guarantees - We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits which totaled $1.1 million and $2.3 million at December 31, 2018 and 2017, respectively. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.9 million and $2.5 million at December 31, 2018 and 2017, respectively.

Legal Proceedings - In 2010, CBIZ, Inc. and its subsidiary, CBIZ MHM, LLC (fka CBIZ Accounting, Tax & Advisory Services, LLC) (the “CBIZ Parties”), were named as defendants in lawsuits filed in the U.S. District Court for the District of Arizona and the Superior Court for Maricopa County, Arizona. The federal court case is captioned Robert Facciola, et al v. Greenberg Traurig LLP, et al, and the state court cases are captioned Victims Recovery, LLC v. Greenberg Traurig LLP, et al, Roger Ashkenazi, et al v. Greenberg Traurig LLP, et al, Mary Marsh, et al v. Greenberg Traurig LLP, et al; and ML Liquidating Trust v. Mayer Hoffman McCann, P.C. (“Mayer Hoffman”), et al. Prior to these suits CBIZ MHM, LLC was named as a defendant in Jeffrey C. Stone v. Greenberg Traurig LLP, et al.

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

With the exception of claims being pursued by two plaintiffs from the Ashkenazi lawsuit (“Baldino Group”), all other related matters have been dismissed or settled without payment by the CBIZ Parties. The Baldino Group’s claims, which allege damages of approximately $16.0 million, are currently pending, though no trial date has been set.

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

Note 13. Employee Benefits

Employee Savings Plan - We sponsor a qualified 401(k) defined contribution plan that covers substantially all of our employees. Participating employees may elect to contribute, on a tax-deferred basis, up to 80% of their pre-tax annual compensation (subject to a maximum permissible contribution under Section 401(k) of the Internal Revenue Code). Matching contributions by us are 50% of the first 6% of base compensation that the participant contributes, and additional amounts may be contributed at the discretion of the Board of Directors. Participants may elect to invest their contributions in various funds including: equity, fixed income, stable value, and balanced-lifecycle funds. Employer contributions (net of forfeitures) made to the plan during the years ended December 31, 2018, 2017 and 2016 were approximately $10.8 million, $10.4 million and $9.6 million, respectively.

Non-qualified Deferred Compensation Plan - We sponsor a non-qualified deferred compensation plan, under which certain members of management and other highly compensated employees may elect to defer receipt of a portion of their annual compensation, subject to maximum and minimum percentage limitations. The amount of compensation deferred under the plan is credited to each participant’s deferral account and a non-qualified deferred compensation plan obligation is established by us. An amount equal to each participant’s compensation deferral is transferred into a rabbi trust and invested in various debt and equity securities as directed by the participants. The assets of the rabbi trust are held by us and recorded as “Assets of deferred compensation plan” in the accompanying Consolidated Balance Sheets.

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

We recorded expense of $4.9 million for the year ended December 31, 2018 and income of $12.1 million and $5.3 million for the years ended December 31, 2017 and 2016, respectively, related to these investments. These investments are specifically designated as available to us solely for the purpose of paying benefits under the non-qualified deferred compensation plan. However, the investments in the rabbi trusts would be available to all unsecured general creditors in the event that we become insolvent.

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

The assets and liabilities related to the non-qualified deferred compensation plan at December 31, 2018 and 2017 were $84.4 million and $85.6 million, respectively.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 14. Common Stock

Share Repurchase Program - Our Board of Directors approved various share repurchase programs that were effective during the years ended December 31, 2018, 2017 and 2016. Under these programs, shares may be purchased in the open market or in privately negotiated transactions according to SEC rules.

The Share Repurchase Program does not obligate us to acquire any specific number of shares and may be suspended at any time. Repurchased shares are held in treasury and may be reserved for future use in connection with acquisitions, employee share plans and other general purposes. Under our credit facility, described in Note 9, Debt and Financing Arrangements, share repurchases are unlimited when total leverage is less than 3.0. When leverage is greater than 3.0, the annual share repurchase is limited to $35.0 million.

Under the Share Repurchase Program, we repurchased 0.8 million and 1.2 million shares on the open market at a cost (including fees and commissions) of $15.6 million and $18.3 million during the year ended December 31, 2018 and 2017, respectively. Shares repurchased to settle statutory employee withholding related to vesting of stock awards were 0.1 million shares at a cost of $1.9 million at December 31, 2018 and 0.1 million shares at a cost of $1.4 million at December 31, 2017.

Note 15. Employee Share Plans

Employee Stock Purchase Plan - The 2007 Employee Stock Purchase Plan (“ESPP”), which has a termination date of June 30, 2020, allows qualified employees to purchase shares of common stock through payroll deductions up to a limit of $25,000 of stock per calendar year. The price an employee pays for shares is 85% of the fair market value of our common stock on the last day of the purchase period. Purchase periods begin on the sixteenth day of the month and end on the fifteenth day of the subsequent month. Other than a one-year holding period from the date of purchase, there are no vesting or other restrictions on the stock purchased by employees under the ESPP. The total number of shares of common stock that can be purchased under the ESPP shall not exceed two million shares.

Stock Awards - We granted various share-based awards through the year ended December 31, 2018 under the CBIZ, Inc. 2014 Stock Incentive Plan (“2014 Plan”). The terms and vesting schedules for the share-based awards vary by type and date of grant. A maximum of 9.6 million stock options, restricted stock or other stock based compensation awards may be granted. Shares subject to award under the 2014 Plan may be either authorized but unissued shares of our common stock or treasury shares. At December 31, 2018, approximately 3.1 million shares were available for future grant under the 2014 Plan.

We utilized the Black-Scholes-Merton option-pricing model to determine the fair value of stock options on the date of grant. The fair value of stock options granted during the years ended December 31, 2018, 2017 and 2016 were $4.73, $3.49, $2.40, respectively. The following weighted average assumptions were utilized:

	2018	2017	2016
Expected volatility (1)	22.04%	22.22%	24.88%
Expected option life (years) (2)	4.62	4.61	4.62
Risk-free interest rate (3)	2.80%	1.85%	1.12%
Expected dividend yield (4)	0%	0%	0%

(1)	The expected volatility assumption was determined based upon the historical volatility of our stock price, using daily price intervals.
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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

During the years ended December 31, 2018, 2017 and 2016, we recognized compensation expense (before income tax expense) for these awards as follows (in thousands):

	2018	2017	2016
Stock options	$2,609	$2,105	$2,253
Restricted stock awards	4,257	3,600	3,472
Total share-based compensation expense	$6,866	$5,705	$5,725

Stock Options - Stock options granted during the years ended December 31, 2018, 2017 and 2016 were generally subject to a 25% incremental vesting schedule over a four-year period commencing from the date of grant. Stock options expire six years from the date of grant and are awarded with an exercise price equal to the market value of our common stock on the date of grant. At the discretion of the Compensation Committee of the Board of Directors, options awarded under the 2014 Plan may vest in a time period shorter than four years. Under the 2014 Plan, stock options awarded to non-employee directors have generally been granted with immediate vesting. Stock options may be granted alone or in addition to other awards and may be of two types: incentive stock options and nonqualified stock options. Stock option activity during the year ended December 31, 2018 was as follows (number of options in thousands):

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2017	3,844	$9.67
Granted	642	$19.45
Exercised	(864)	$7.29
Expired or canceled	0	$—
Outstanding at December 31, 2018	3,622	$11.97	3.07 years	$28.0
Vested and exercisable at December 31, 2018	2,011	$9.21	2.05 years	$21.1

•	The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2018, 2017 and 2016 was $3.0 million, $2.3 million and $1.6 million, respectively.
•

The aggregate intrinsic value of stock options exercised during each of the years ended December 31, 2018, 2017 and 2016 was $10.9 million, $9.4 million and $4.2 million, respectively. The intrinsic value is calculated as the difference between our stock price on the exercise date and the exercise price of each option exercised.

•	At December 31, 2018, we had unrecognized compensation cost for non-vested stock options of $5.9 million to be recognized over a weighted average period of approximately 1.3 years.

Restricted Stock Awards - Under the 2014 Plan, certain employees and non-employee directors were granted restricted stock awards. Restricted stock awards are independent of option grants and are granted at no cost to the recipients. The awards are subject to forfeiture if employment terminates prior to the release of restrictions, generally one to four years from the date of grant. Recipients of restricted stock awards are entitled to the same dividend and voting rights as holders of other CBIZ common stock, subject to certain restrictions during the vesting period, and the awards are considered to be issued and outstanding from the date of grant. Shares granted under the 2014 Plan cannot be sold, pledged, transferred or assigned during the vesting period.

Restricted stock award activity during the year ended December 31, 2018 was as follows:

	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value (1)
Non-vested at December 31, 2017	724	$11.78
Granted	272	$18.77
Vested	(364)	$11.18
Forfeited	0	$—
Non-vested at December 31, 2018	632	$15.35

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(1)	Represents weighted average market value of the shares as the awards are granted at no cost to the recipients.
•	At December 31, 2018, we had unrecognized compensation cost for restricted stock awards of $9.7 million to be recognized over a weighted average period of approximately 1.22 years.
•	The total fair value of shares vested during the years ended December 31, 2018, 2017 and 2016 was approximately $4.1 million, $3.4 million and $3.3 million, respectively.
•

The market value of shares awarded during the years ended December 31, 2018, 2017 and 2016 was $5.1 million, $4.4 million and $3.2 million, respectively. This market value was recorded as unearned compensation and is being expensed ratably over the periods which the restrictions lapse.

•	Awards outstanding at December 31, 2018 will be released from restrictions at dates ranging from February 2019 through May 2022.

Note 16. Earnings Per Share

The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share from continuing operations for the years ended December 31, 2018, 2017 and 2016 (in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Income from continuing operations	$61,573	$51,032	$40,607
Denominator:
Basic
Weighted average common shares outstanding	54,561	53,862	52,321
Diluted
Stock options (1)	1,542	1,499	870
Restricted stock awards	302	328	261
Contingent shares (2)	82	—	61
Diluted weighted average common shares outstanding	56,487	55,689	53,513
Earnings Per Share:
Basic earnings per share from continuing operations	$1.13	$0.95	$0.78
Diluted earnings per share from continuing operations	$1.09	$0.92	$0.76

(1)

For the years ended December 31, 2018, 2017 and 2016, a total of 0.4 million, 0.5 million and 0.8 million stock based awards, respectively, were excluded from the calculation of diluted earnings per share as their exercise prices would render them anti-dilutive.

(2)

Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by us once future conditions have been met. For further details, refer to Note 19, Acquisitions.

Note 17. Supplemental Cash Flow Disclosures

Cash paid for interest and income taxes during the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

	2018	2017	2016
Interest	$6,340	$6,117	$6,019
Income taxes	$15,327	$25,085	$19,314

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 18. Related Parties

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

A number of the businesses acquired by us are located in properties owned indirectly by and leased from persons employed by us, none of whom are members of our senior management. In the aggregate, we paid approximately $3.0 million, $3.3 million and $3.2 million during the years ended December 31, 2018, 2017 and 2016, respectively, under such leases.

Rick L. Burdick, a lead director of CBIZ, is a partner of Akin Gump Strauss Hauer & Feld LLP (“Akin Gump”). Akin Gump performed legal work for us during the years ended December 31, 2018, 2017 and 2016 for which we paid approximately $0.2 million, $0.2 million and $0.1 million, respectively.

We maintain joint-referral relationships and administrative service agreements with independent licensed CPA firms under which we provide administrative services in exchange for a fee. Fees earned by us under the ASAs are recorded as “Revenue” (at net realizable value) in the accompanying Consolidated Statements of Comprehensive Income and were approximately $154.0 million in 2018, $156.4 million in 2017 and $144.8 million in 2016. These firms are owned by licensed CPAs who are employed by our subsidiaries and provide audit and attest services to clients including our clients. The CPA firms with which we maintain administrative service agreements operate as limited liability companies, limited liability partnerships or professional corporations. The firms are separate legal entities with separate governing bodies and officers. We have no ownership interest in any of these CPA firms, and neither the existence of the administrative service agreements nor the providing of services thereunder is intended to constitute control of the CPA firms by us. CBIZ and the CPA firms maintain their own respective liability and risk of loss in connection with performance of each of its respective services, and we do not believe that our arrangements with these CPA firms result in additional risk of loss.

Note 19. Acquisitions

During the year ended December 31, 2018, we acquired substantially all of the assets of three businesses; Laurus Transaction Advisors, LLC. (“Laurus”), InR Advisory Services, LLC (“InR”) and Sequoia Financial Group, LLC. (“Sequoia”). Aggregate consideration for such acquisitions was approximately $27.9 million in cash, $0.9 million in our common stock and $13.4 million in contingent consideration.

Under the terms of the acquisition agreements, a portion of the purchase price is contingent on future performance of the businesses acquired. The maximum potential undiscounted amount of all future payments that we could be required to make under the contingent arrangements is $15.3 million. We are required to record the fair value of this obligation at the acquisition date which was determined to be $13.4 million, of which $3.9 million was recorded in “Contingent purchase price liability - current” and $9.5 million was recorded in “Contingent purchase price liability - non-current” in the accompanying Consolidated Balance Sheets at December 31, 2017. Refer to Note 7, Fair Value Measurements, for additional information regarding contingent purchase price liability fair value and fair value adjustments.

First Quarter 2018 - The acquisition of Laurus, located in Denver, Colorado, was effective February 1, 2018. Laurus provides financial and accounting due diligence and advisory services with respect to mergers and acquisition transactions. Operating results are reported in the Financial Services practice group.

Second Quarter 2018 - The acquisition of InR, located in Media, Pennsylvania, was effective April 1, 2018. InR is a pension consultant and provider of investment advisory services for public and private sector clients. Operating results are reported in the Benefits and Insurance practice group.

Fourth Quarter 2018 - The acquisition of Sequoia, located in Cleveland, Ohio, was effective December 1, 2018. Sequoia provides retirement plan and advisory services. Operating results are reported in the Benefits and Insurance practice group.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Annualized revenue for these acquisitions is estimated to be approximately $11.0 million. Pro forma results of operations have not been presented because the effects of these acquisitions, individually and in aggregate, were not material to our “Income from continuing operations before income taxes.”

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

Under the terms of the acquisition agreements, a portion of the purchase price is contingent on future performance of the businesses acquired. The maximum potential undiscounted amount of all future payments that we could be required to make under the contingent arrangements is $20.3 million. We are required to record the fair value of this obligation at the acquisition date which was determined to be $19.3 million, of which $6.3 million was recorded in “Contingent purchase price liability - current” and $13 million was recorded in “Contingent purchase price liability - non-current” in the accompanying Consolidated Balance Sheets at December 31, 2017. Refer to Note 7, Fair Value Measurements, for additional information regarding contingent purchase price liability fair value and fair value adjustments.

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

The maximum potential undiscounted amount of all future payments that we could be required to make under the contingent arrangements is $23.5 million. We determined that the fair value of the contingent consideration arrangement was $21.1 million, of which $6.6 million was recorded in “Contingent purchase price liability - current” and $14.5 million was recorded in “Contingent purchase price liability - non-current” in the accompanying Consolidated Balance Sheets at December 31, 2016.

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

The following table summarizes the amounts of identifiable assets acquired, liabilities assumed and aggregate purchase price for the acquisitions in 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Cash	$306	$843	$10
Accounts receivable, net	1,958	4,338	6,649
Funds held for clients	—	—	37,230
Property and equipment	—	48	440
Other assets	12	221	294
Identifiable intangible assets	5,539	4,229	22,177
Accounts payable	—	(1,283)	—
Accrued liabilities	(1,753)	(3,503)	(1,133)
Client fund obligations	—	—	(37,230)
Total identifiable net assets	$6,062	$4,893	$28,437
Goodwill	36,054	40,587	34,803
Aggregate purchase price	$42,116	$45,480	$63,240

The goodwill of $36.1 million, $40.6 million and $34.8 million arising from the acquisitions in 2018, 2017 and 2016, respectively, consists largely of expected future earnings and cash flows from the existing management team, as well as the synergies created by the integration of the new businesses within the CBIZ organization, including cross-selling opportunities expected with our Financial Services group and the Benefit and Insurance Services group, to help strengthen our existing service offerings and expand our market position. All of the goodwill is deductible for income tax purposes for 2018, 2017 and 2016.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Client Lists - In 2018, we purchased one client list, which was recorded in the Financial Services practice group. Total consideration for this client list was $0.3 million in cash paid at closing and an additional $0.2 million which in guaranteed future consideration. In 2017, we purchased two client lists, one of which is recorded in the Financial Services practice group and one of which is reported in the Benefit and Insurance Services practice group. Total consideration for these client lists was less than $0.1 million in cash paid at closing and an additional $1.4 million which is contingent upon future financial performance of the client list. We purchased seven client lists in 2016, one of which is recorded in the Financial Services practice group and six of which are reported in the Benefit and Insurance Services practice group. Total consideration for these client lists was $1.2 million cash paid at closing and an additional $1.2 million in guaranteed future consideration, and $1.5 million which is contingent upon future financial performance of the client list.

Contingent Earnouts for Previous Acquisitions - Under the terms of the acquisition agreements, we pay cash consideration and issue shares of our common stock as contingent earnout for previous acquisitions. In 2018, 2017 and 2016, we paid cash of $11.0 million, $9.8 million and $7.1 million, respectively, and issued shares of our common stock of approximately 0.1 million shares, 0.3 million shares and 0.4 million shares, respectively.

Change in Contingent Purchase Price Liability for Previous Acquisitions - We are required to evaluate in subsequent reporting periods the fair value of contingent consideration related to previous acquisitions. We increased the fair value of the contingent purchase price liability related to prior acquisitions in 2018 by $2.6 million due to better than expected results of acquired businesses and the revaluation of stock related to contingent payments. We decreased the fair value of the contingent purchase price liability related to prior acquisitions in 2017 by $1.5 million due to lower than originally projected future results of the acquired businesses. In 2016, we decreased the fair value of the contingent purchase price liability by $1.3 million. The increase and decreases are included as income in “Other income, net” in the accompanying Consolidated Statements of Comprehensive Income. For further discussion on contingent purchase price liabilities, refer to Note 7, Fair Value Measurements, to the accompanying consolidated financial statements.

Note 20. Discontinued Operations and Divestitures

We divest (through sale or closure) business operations that do not contribute to our long-term objectives for growth, or that are not complementary to our target service offerings and markets. Divestitures are classified as discontinued operations provided they meet the criteria and treatment as discontinued operations. Discontinued operations primarily consist of one small businesses under the Financial Services segment that was sold in 2015.

Divested operations and assets that do not qualify for treatment as discontinued operations are recorded as “Gain on sale of operations, net” in the accompanying Consolidated Statements of Comprehensive Income. In 2018, we sold a small office in the Financial Services practice group, along with two small books of business, both in the Benefits and Insurance practice group. We sold one small book of business in the Financial Services practice group in 2017 and two small books of business in the Benefits and Insurance practice group in 2016.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 21. Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2018 and 2017 (in thousands, except per share amounts).

	2018
	March 31,	June 30,	September 30,	December 31,
Revenue	$266,090	$232,641	$224,249	$199,023
Operating expenses	204,750	205,102	198,607	181,824
Gross margin	61,340	27,539	25,642	17,199
Corporate general and administrative expenses	10,028	9,993	10,279	8,873
Operating income	51,312	17,546	15,363	8,326
Other (expense) income:
Interest expense	(1,780)	(1,817)	(1,614)	(1,434)
Gain on sale of operations, net	663	—	—	362
Other (expense) income, net	(1,229)	630	3,143	(9,631)
Total other (expense) income, net	(2,346)	(1,187)	1,529	(10,703)
Income (loss) from continuing operations before income tax expense	48,966	16,359	16,892	(2,377)
Income tax expense (benefit)	13,156	3,238	3,297	(1,424)
Income (loss) from continuing operations	35,810	13,121	13,595	(953)
Gain (loss) from operations of discontinued operations, net of tax	41	(15)	(9)	(20)
Net income (loss)	$35,851	$13,106	$13,586	$(973)
Earnings (loss) per share:
Basic:
Continuing operations	$0.66	$0.24	$0.25	$(0.02)
Discontinued operations	—	—	—	—
Net income (loss)	$0.66	$0.24	$0.25	$(0.02)
Diluted:
Continuing operations	$0.64	$0.23	$0.24	$(0.02)
Discontinued operations	—	—	—	—
Net income (loss)	$0.64	$0.23	$0.24	$(0.02)
Basic weighted average common shares	54,071	54,594	54,794	54,775
Diluted weighted average common shares	55,924	56,437	56,740	56,580

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	2017
	March 31,	June 30,	September 30,	December 31,
Revenue	$241,459	$211,016	$207,723	$195,142
Operating expenses	192,766	188,120	184,723	189,975
Gross margin	48,693	22,896	23,000	5,167
Corporate general and administrative expenses	8,768	9,232	7,979	7,316
Operating income (loss)	39,925	13,664	15,021	(2,149)
Other income:
Interest expense	(1,517)	(1,692)	(1,777)	(1,689)
Gain on sale of operations, net	22	23	—	—
Other income, net	2,737	3,764	2,792	5,196
Total other income, net	1,242	2,095	1,015	3,507
Income from continuing operations before income tax expense	41,167	15,759	16,036	1,358
Income tax expense (benefit)	16,141	4,343	6,172	(3,368)
Income from continuing operations	25,026	11,416	9,864	4,726
(Loss) gain from operations of discontinued operations, net of tax	(152)	(418)	(206)	121
Net income	$24,874	$10,998	$9,658	$4,847
Earnings (loss) per share:
Basic:
Continuing operations	$0.47	$0.21	$0.18	$0.09
Discontinued operations	—	(0.01)	—	—
Net income	$0.47	$0.20	$0.18	$0.09
Diluted:
Continuing operations	$0.45	$0.20	$0.18	$0.08
Discontinued operations	—	(0.01)	—	—
Net income	$0.45	$0.19	$0.18	$0.08
Basic weighted average common shares	53,293	53,968	54,142	54,034
Diluted weighted average common shares	55,214	55,831	55,827	55,822

Note 22. Segment Disclosures

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
• Risk & Advisory Services

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Corporate and Other - Included in Corporate and Other are operating expenses that are not directly allocated to the individual business units. These expenses are primarily comprised of certain healthcare costs, gains or losses attributable to assets held in our non-qualified deferred compensation plan, share-based compensation, consolidation and integration charges, certain professional fees, certain advertising costs and other various expenses.

Upon consolidation, intercompany accounts and transactions are eliminated, thus inter-segment revenue is not included in the measure of profit or loss for the practice groups. Performance of the practice groups is evaluated on operating income excluding those costs listed above, which are reported in the “Corporate and Other” segment.

We operate in the United States and Canada and revenue generated from such operations during the years ended December 31, 2018, 2017 and 2016 was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
United States	$920,481	$853,802	$798,420
Canada	1,522	1,538	1,412
Total revenue	$922,003	$855,340	$799,832

There is no one customer that represents a significant portion of our revenue.

Segment information for the years ended December 31, 2018, 2017 and 2016 is presented below (in thousands). We do not manage our assets on a segment basis, therefore segment assets are not presented below.

	For the Year Ended December 31, 2018
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$600,926	$288,437	$32,640	$—	$922,003
Operating expenses	508,653	239,646	30,003	11,981	790,283
Gross margin	92,273	48,791	2,637	(11,981)	131,720
Corporate general and administrative expenses	—	—	—	39,173	39,173
Operating income (loss)	92,273	48,791	2,637	(51,154)	92,547
Other (expense) income:
Interest expense	—	(102)	—	(6,543)	(6,645)
Gain on sale of operations, net	—	—	—	1,025	1,025
Other (expense) income, net	(263)	493	3	(7,320)	(7,087)
Total other (expense) income	(263)	391	3	(12,838)	(12,707)
Income (loss) from continuing operations before income tax expense	$92,010	$49,182	$2,640	$(63,992)	$79,840

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	For the Year Ended December 31, 2017
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$540,315	$283,909	$31,116	$—	$855,340
Operating expenses	468,089	236,317	28,382	22,796	755,584
Gross margin	72,226	47,592	2,734	(22,796)	99,756
Corporate general and administrative expenses	—	—	—	33,295	33,295
Operating income (loss)	72,226	47,592	2,734	(56,091)	66,461
Other income (expense):
Interest expense	—	(36)	—	(6,639)	(6,675)
Gain on sale of operations, net	—	—	—	45	45
Other income (expense), net	158	442	(8)	13,897	14,489
Total other income (expense)	158	406	(8)	7,303	7,859
Income (loss) from continuing operations before income tax expense	$72,384	$47,998	$2,726	$(48,788)	$74,320

	For the Year Ended December 31, 2016
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$501,307	$267,606	$30,919	$—	$799,832
Operating expenses	432,254	223,487	27,697	14,288	697,726
Gross margin	69,053	44,119	3,222	(14,288)	102,106
Corporate general and administrative expenses	—	—	—	36,319	36,319
Operating income (loss)	69,053	44,119	3,222	(50,607)	65,787
Other income (expense):
Interest expense	—	(39)	—	(6,554)	(6,593)
Gain on sale of operations, net	—	—	—	855	855
Other income, net	209	367	3	6,378	6,957
Total other income	209	328	3	679	1,219
Income (loss) from continuing operations before income tax expense	$69,262	$44,447	$3,225	$(49,928)	$67,006

Note 23. Subsequent Events

Subsequent to December 31, 2018 up to the date of this filing, we repurchased approximately 0.4 million shares of our common stock in the open market at a total cost of approximately $7.0 million.

On February 6, 2019, our Board of Directors authorized the continuation of the Share Repurchase Program, which has been renewed annually for the past fifteen years. It is effective beginning April 1, 2019, to which the amount of shares to be purchased will be reset to 5.0 million, and expires one year from the respective effective date. This authorization allows us to purchase shares of our common stock (i) in the open market, (ii) in privately negotiated transactions, or (iii) under Rule 10b5-1 trading plans.

Effective January 1, 2019, we acquired substantially all of the assets of The Wenner Group (“Wenner”), located in Greenwood Village, Colorado. Founded in 1961, Wenner provides accounting, tax and consulting services to small and mid-sized businesses. Annualized revenue is estimated to be approximately $2.4 million. Operating results will be reported in the Financial Services practice group. Effective January 1, 2019, we divested a small office under the Financial Services practice group.