Form 10-Q
period 2019-03-31
CBIZ, Inc.
filed 2019-05-06
CIK 944148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 Par Value	CBZ	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at March 31, 2019
Common Stock, par value $0.01 per share	54,901,288

CBIZ, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$2,143	$640
Restricted cash	27,721	27,481
Accounts receivable, net	264,434	207,287
Other current assets	24,784	26,841
Current assets before funds held for clients	319,082	262,249
Funds held for clients	138,779	161,289
Total current assets	457,861	423,538
Non-current assets:
Property and equipment, net	37,328	34,205
Goodwill and other intangible assets, net	635,881	637,009
Assets of deferred compensation plan	95,983	84,435
Operating lease right-of-use asset, net	145,574	—
Other non-current assets	4,692	3,844
Total non-current assets	919,458	759,493
Total assets	$1,377,319	$1,183,031
LIABILITIES
Current liabilities:
Accounts payable	$61,541	$58,630
Income taxes payable	13,864	464
Accrued personnel costs	33,975	63,953
Contingent purchase price liability	21,737	22,538
Operating lease liability	28,647	—
Other current liabilities	12,492	13,656
Current liabilities before client fund obligations	172,256	159,241
Client fund obligations	138,866	162,073
Total current liabilities	311,122	321,314
Non-current liabilities:
Bank debt	182,000	135,500
Debt issuance costs	(1,436)	(1,526)
Total long-term debt	180,564	133,974
Income taxes payable	3,524	3,402
Deferred income taxes, net	6,834	6,764
Deferred compensation plan obligations	95,983	84,435
Contingent purchase price liability	15,811	17,170
Operating lease liability	138,373	—
Other non-current liabilities	1,621	22,309
Total non-current liabilities	442,710	268,054
Total liabilities	753,832	589,368
STOCKHOLDERS' EQUITY
Common stock	1,318	1,314
Additional paid in capital	696,226	692,398
Retained earnings	446,331	408,963
Treasury stock	(520,088)	(508,530)
Accumulated other comprehensive loss	(300)	(482)
Total stockholders’ equity	623,487	593,663
Total liabilities and stockholders’ equity	$1,377,319	$1,183,031

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018
Revenue	$269,998	$266,090
Operating expenses	215,496	204,750
Gross margin	54,502	61,340
Corporate general and administrative expenses	11,680	10,028
Operating income	42,822	51,312
Other income (expense):
Interest expense	(1,401)	(1,780)
Gain on sale of operations, net	497	663
Other income (expense), net	9,260	(1,229)
Total other income (expense), net	8,356	(2,346)
Income from continuing operations before income tax expense	51,178	48,966
Income tax expense	13,613	13,156
Income from continuing operations	37,565	35,810
(Loss) income from discontinued operations, net of tax	(96)	41
Net income	$37,469	$35,851

Earnings per share - basic	$0.69	$0.66
Earnings per share - diluted	$0.67	$0.64

Basic weighted average shares outstanding	54,287	54,071
Diluted weighted average shares outstanding	55,915	55,924

Comprehensive income:
Net income	$37,469	$35,851
Other comprehensive income, net of tax	81	114
Comprehensive income	$37,550	$35,965

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

							Accumulated
	Issued			Additional			Other
	Common	Treasury	Common	Paid-In	Retained	Treasury	Comprehensive
	Shares	Shares	Stock	Capital	Earnings	Stock	Loss	Totals
December 31, 2018	131,404	76,332	$1,314	$692,398	$408,963	$(508,530)	$(482)	$593,663
Cumulative impact of ASU 2018-02 adoption	—	—	—	—	(101)	—	101	—
Net income	—	—	—	—	37,469	—	—	37,469
Other comprehensive income	—	—	—	—	—	—	81	81
Share repurchases	—	580	—	—	—	(11,558)	—	(11,558)
Restricted Stock	173	—	1	(1)	—	—	—	—
Stock options exercised	189	—	2	1,398	—	—	—	1,400
Share-based compensation	—	—	—	1,482	—	—	—	1,482
Business acquisitions	47	—	1	949	—	—	—	950
March 31, 2019	131,813	76,912	$1,318	$696,226	$446,331	$(520,088)	$(300)	$623,487

							Accumulated
	Issued			Additional			Other
	Common	Treasury	Common	Paid-In	Retained	Treasury	Comprehensive
	Shares	Shares	Stock	Capital	Earnings	Stock	Loss	Totals
December 31, 2017	130,075	75,484	$1,301	$675,504	$345,302	$(491,046)	$(182)	$530,879
Cumulative-effect of accounting changes adjustment	—	—	—	—	1,622	—	—	1,622
Net income	—	—	—	—	35,851	—	—	35,851
Other comprehensive income	—	—	—	—	—	—	114	114
Share repurchases	—	31	—	—	—	(558)	—	(558)
Stock options exercised	339	—	4	2,267	—	—	—	2,271
Share-based compensation	56	—	—	1,437	—	—	—	1,437
March 31, 2018	130,470	75,515	$1,305	$679,208	$382,775	$(491,604)	$(68)	$571,616

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income	$37,469	$35,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	5,659	5,775
Bad debt expense, net of recoveries	1,054	1,766
Adjustment to contingent earnout liability	(281)	1,609
Stock-based compensation expense	809	525
Other	(298)	(1,769)
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(57,886)	(64,111)
Other assets	1,778	(2,571)
Accounts payable	2,860	5,501
Income taxes payable	14,195	15,413
Accrued personnel costs	(29,978)	(15,262)
Other liabilities	(43)	(3,366)
Operating cash flows used in continuing operations	(24,662)	(20,639)
Operating cash flows (used in) provided by discontinued operations	(91)	139
Net cash used in operating activities	(24,753)	(20,500)
Cash flows from investing activities:
Business acquisitions and purchases of client lists, net of cash acquired	(1,291)	(15,568)
Purchases of client fund investments	(9,470)	(6,170)
Proceeds from the sales and maturities of client fund investments	6,865	3,345
(Decrease) increase in funds held for clients	(395)	616
Additions to property and equipment	(5,452)	(2,641)
Other	7	662
Net cash used in investing activities	(9,736)	(19,756)
Cash flows from financing activities:
Proceeds from bank debt	141,800	274,900
Payment of bank debt	(95,300)	(238,700)
Payment for acquisition of treasury stock	(11,558)	(558)
Decrease in client funds obligations	(23,207)	(54,928)
Proceeds from exercise of stock options	1,400	2,271
Payment of contingent consideration of acquisitions	(2,999)	(3,223)
Other	(111)	(58)
Net cash provided by (used in) financing activities	10,025	(20,296)
Net decrease in cash, cash equivalents and restricted cash	(24,464)	(60,552)
Cash, cash equivalents and restricted cash at beginning of year	130,554	182,262
Cash, cash equivalents and restricted cash at end of period	$106,090	$121,710

Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$2,143	$295
Restricted cash	27,721	29,773
Cash equivalents included in funds held for clients	76,226	91,642
Total cash, cash equivalents and restricted cash	$106,090	$121,710

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Selected Terms Used in Notes to the Consolidated Financial Statements

ASA – Administrative Service Agreement.

ASC – Accounting Standards Codification.

ASU – Accounting Standards Update

CPA firm – Certified Public Accounting firm.

FASB – The Financial Accounting Standards Board.

GAAP – United States Generally Accepted Accounting Principles.

LIBOR – London Interbank Offered Rate.

Legacy ASC Topic 840 – ASC Topic 840, Leases.

New Lease Standard – ASU No. 2016-12, Leases.

ROU – Right-of-Use Asset.

SEC – United States Securities and Exchange Commission.

Tax Act – Tax Cuts and Jobs Act of 2017.

Topic 220 – ASU No. 2018-02, Income Statement – Reporting Comprehensive Income.

Topic 606 – ASU No. 2014-09, Revenue from Contracts with Customers.

Topic 815 – ASU No. 2017-12, Derivatives and Hedging.

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

Unaudited Interim Financial Statements: The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Changes in Accounting Policies: We have consistently applied the accounting policies for the periods presented as described in Note 1, Basis of Presentation and Significant Accounting Policies, to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Effective January 1, 2019, we have changed our accounting policy for the New Lease Standard as described below in Note 2, New Accounting Pronouncements.

Revision of Previously Reported Financial Information: The Company has corrected an immaterial error related to the presentation of cash equivalents on the condensed Consolidated Statement of Cash Flows related to amounts included within funds held for clients. The correction resulted in a decrease of $57.2 million of cash used in investing activities for the period ended March 31, 2018, an increase of $148.8 million of cash, cash equivalents and restricted cash at January 1, 2018 and an increase of $91.6 million of cash, cash equivalents and restricted cash as of March 31, 2018 as reflected on the Consolidated Statement of Cash Flows.

NOTE 2. New Accounting Pronouncements

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

Accounting Standards Adopted in 2019

Leases: Effective January 1, 2019, we adopted the New Lease Standard using the modified retrospective method of applying the new standard at the adoption date. We elected the package of practical expedients permitted under the transition guidance which allowed us to carry forward historical lease classifications. The adoption of the New Lease Standard had a significant impact on our consolidated balance sheet and resulted in the recording of the operating lease ROU assets and corresponding operating lease liabilities. The consolidated balance sheet prior to January 1, 2019 was not restated and continues to be reported under the Legacy ASC Topic 840, which did not require the recognition of operating lease ROU assets and liabilities. The expense recognition for operating leases and finance leases under the New Lease Standard is consistent with the Legacy ASC Topic 840, therefore, as a result, there is no significant impact on our results of operations, liquidity or debt covenant compliance under our current credit agreements.

The following table presents the impact of adopting the New Lease Standard on our consolidated balance sheet.

	Balance at		Balance at
	December 31, 2018	New Lease Standard	January 1, 2019
Operating lease right-of-use asset, net	$—	$148,884	$148,884
Total assets	1,183,031	148,884	1,331,915
Operating lease liability - current	—	28,407	28,407
Total current liabilities	321,314	28,407	349,721
Operating lease liability - non-current	—	120,477	120,477
Total non-current liabilities	268,054	120,477	388,531
Total liabilities and stockholders' equity	1,183,031	148,884	1,331,915

Office facilities account for approximately 96% of our total leases. The lease liability for our office facilities is based on the present value of the remaining minimum lease payments, discounted utilizing our secured incremental borrowing rate at the effective date of January 1, 2019. Other leases consist primarily of information technology equipment and automobiles. The lease liability for our information technology equipment and automobiles is based on the present value of the remaining minimum lease payments, discounted utilizing our incremental borrowing rate at the effective date of January 1, 2019. For office facilities, technology equipment and automobiles, the Company has elected not to separate lease and non-lease components.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income: On January 1, 2019, we adopted ASU 2018-02 which provides the optional election for the reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The adoption of

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Topic 220 resulted in a reclassification between accumulated other comprehensive income and retained earnings of $0.1 million, and had no impact on our consolidated results of operations.

Derivatives and Hedging: On January 1, 2019, we adopted Topic 815 which improved and simplified accounting rules for hedge accounting to better present the economic results of an entity’s risk management activities in its financial statements and improves the disclosures of hedging arrangements. The adoption of Topic 815 did not have a material impact on our consolidated financial position or results of operations.

Recently Issued Accounting Standards

Internal-Use Software: In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a service contract hosting arrangement with those of developing or obtaining internal-use software. This standard is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. We do not expect this guidance to have a material impact on our consolidated financial position or results of operations.

Fair Value Measurement: In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. This standard amends existing fair value measurement disclosure requirements by adding, changing, or removing certain disclosures. ASU No. 2018-13 will be effective for us as of January 1, 2020, with early adoption permitted. We are currently reviewing the effect of this new standard on our consolidated financial statements.

Note 3. Revenue

The following table disaggregates our revenue by source (in thousands):

	Three Months Ended March 31, 2019
	Financial	Benefits &	National
	Services	Insurance	Practices	Consolidated
Accounting, tax, advisory and consulting	$185,144	$—	$—	$185,144
Core Benefits and Insurance	—	73,538	—	73,538
Non-core Benefits and Insurance	—	2,717	—	2,717
Managed networking, hardware services	—	—	6,424	6,424
National Practices consulting	—	—	2,175	2,175
Total revenue	$185,144	$76,255	$8,599	$269,998

	Three Months Ended March 31, 2018
	Financial	Benefits &	National
	Services	Insurance	Practices	Consolidated
Accounting, tax, advisory and consulting	$180,603	$—	$—	$180,603
Core Benefits and Insurance	—	74,122	—	74,122
Non-core Benefits and Insurance	—	3,208	—	3,208
Managed networking, hardware services	—	—	5,958	5,958
National Practices consulting	—	—	1,969	1,969
Other	—	—	230	230
Total revenue	$180,603	$77,330	$8,157	$266,090

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

Revenue for fixed-fee arrangements is recognized over time with progress measured in hours worked and anticipated realization. Anticipated realization is defined as the fixed fee divided by the product of the hours anticipated to complete a performance obligation and the standard billing rate. Anticipated realization rates are applied to hours charged to a contract when recognizing revenue. At the end of each reporting period, we evaluate

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

the work performed to date to ensure that the amount of revenue recognized in each reporting period for the client arrangement is equal to the performance obligations met.

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

Benefits and Insurance Services

Core Benefits and Insurance consists of group health benefits consulting, property and casualty, retirement plan services and payroll processing services. Revenue consists primarily of fee income for administering health and retirement plans and brokerage and agency commissions. Revenue also includes investment income related to client payroll funds that are held in CBIZ accounts, as is industry practice. Under the revenue recognition standard, the cost to obtain a contract must be capitalized unless the contract period is one year or less. We pay commissions monthly and require the recipient of the commission to be employed by us at the time of the payment. Failure to remain employed at the date the commission is payable results in the forfeiture of commissions that would otherwise be due. Therefore, we have determined that the requirement of continued employment is substantive and accordingly, do not consider the commissions to be incremental costs of obtaining the customer contract and consequently a contract acquisition cost is not recognized for those commissions.

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

•

Contingent revenue arrangements related to carrier-based performance targets include claim loss experience and other factors. Due to the uncertainty of the outcome and the probability that a change in estimate would result in a significant reversal, we have applied a constraint on estimating revenue. Revenue will be recognized when the constraint has been lifted which is the earlier of written notification that the target has been achieved or cash collection. Contingent revenue is not a significant revenue stream to our consolidated financial position or results of operations

Revenue related to retirement plan services consist of (i) advisory, (ii) third party administration, and (iii) actuarial services.

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

Non-core Benefits and Insurance Services consist of transactional businesses that tend to fluctuate. These include life insurance, wholesale agency benefits and talent and compensation services.

National Practices

Managed networking, hardware services revenue consists of installation, maintenance and repair of computer hardware. These services are charged to a single customer based on cost plus an agreed-upon markup percentage contract, which has existed since 1999.

National Practices consulting revenue is based upon a fixed fee, an hourly rate, or a percentage of savings. Revenue for fixed fee and time and expense arrangements is recognized over the performance period based upon actual hours incurred.

Transaction Price Allocated to Future Obligations – We are required to disclose the aggregate amount of transaction price allocated to performance obligations that have not yet been satisfied as of the reporting date. The guidance provides certain practical expedients that limit this requirement, including performance obligations that are part of a contract that has the duration of one year or less. Since the majority of our contracts are one year or less in duration, we have applied this practical expedient related to quantifying remaining performance obligations. In regards to contracts with terms in excess of one year, certain contract periods related to our government healthcare consulting, group health and benefits consulting, and property and casualty insurance businesses have an original specified contract duration in excess of one year, however, the agreements provide CBIZ and the client with the right to cancel or terminate the contract with no substantial penalty. We have applied the provisions of Topic 606 and the FASB Transition Resource Group memo number 10-14, and note that the definition of contract duration does not extend beyond the goods and services already transferred for contracts that provide both the Company and the client with the right to cancel or terminate the contract with no substantial penalty.

Note 4. Accounts Receivable, Net

Accounts receivable, net balances at March 31, 2019 and December 31, 2018 were as follows (in thousands):

	March 31,	December 31,
	2019	2018
Trade accounts receivable	$167,624	$159,992
Unbilled revenue	109,384	60,684
Total accounts receivable	277,008	220,676
Allowance for doubtful accounts	(12,574)	(13,389)
Accounts receivable, net	$264,434	$207,287

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 5. Goodwill and Other Intangible Assets, Net

The components of goodwill and other intangible assets, net at March 31, 2019 and December 31, 2018 were as follows (in thousands):

	March 31,	December 31,
	2019	2018
Goodwill	$566,009	$564,300
Intangible assets:
Client lists	182,184	181,564
Other intangible assets	9,450	9,447
Total intangible assets	191,634	191,011
Total goodwill and intangibles assets	757,643	755,311
Accumulated amortization:
Client lists	(116,103)	(112,905)
Other intangible assets	(5,659)	(5,397)
Total accumulated amortization	(121,762)	(118,302)
Goodwill and other intangible assets, net	$635,881	$637,009

Note 6. Depreciation and Amortization

Depreciation and amortization expense for property and equipment and intangible assets for the three months ended March 31, 2019 and 2018 was as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Operating expenses	$5,624	$5,682
Corporate general and administrative expenses	35	93
Total depreciation and amortization expense	$5,659	$5,775

Note 7. Debt and Financing Arrangements

Our primary financing arrangement is the 2018 credit facility, which provides us with the capital necessary to meet our working capital needs as well as the flexibility to continue with our strategic initiatives, including business acquisitions and share repurchases. The 2018 credit facility will mature in 2023. We also have an unsecured $20 million line of credit used to support our short-term funding requirements of payroll client fund obligations due to the investment of client funds, rather than liquidating client funds that have already been invested in available-for-sale securities. The line of credit, which terminates August 16, 2019, did not have a balance outstanding at March 31, 2019. Refer to our Annual Report on Form 10-K for the year ended December 31, 2018 for additional details of our debt and financing arrangements.

The balance outstanding under the credit facility was $182.0 million and $135.5 million at March 31, 2019 and December 31, 2018, respectively. Interest expense for the three months ended March 31, 2019 and 2018 was $1.4 million and $1.8 million, respectively. We had approximately $210 million of available funds under the credit facility at March 31, 2019, net of outstanding letters of credit of $1.1 million. As of March 31, 2019, we were in compliance with our debt covenants.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Rates for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended
	March 31,
	2019	2018
Weighted average rates	3.18%	2.98%
Range of effective rates	2.12% - 5.50%	2.37% - 5.00%

Note 8. Commitments and Contingencies

Letters of Credit and Guarantees – We provide letters of credit to landlords (lessors) of our leased office facilities in lieu of cash security deposits which totaled $1.1 million at both March 31, 2019 and December 31, 2018. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.9 million at both March 31, 2019 and December 31, 2018.

Legal Proceedings – In 2010, CBIZ, Inc. and its subsidiary, CBIZ MHM, LLC (fka CBIZ Accounting, Tax & Advisory Services, LLC) (the “CBIZ Parties”), were named as defendants in lawsuits filed in the U.S. District Court for the District of Arizona and the Superior Court for Maricopa County, Arizona. The federal court case is captioned Robert Facciola, et al v. Greenberg Traurig LLP, et al, and the state court cases are captioned Victims Recovery, LLC v. Greenberg Traurig LLP, et al, Roger Ashkenazi, et al v. Greenberg Traurig LLP, et al, Mary Marsh, et al v. Greenberg Traurig LLP, et al; and ML Liquidating Trust v. Mayer Hoffman McCann, P.C. (“Mayer Hoffman”), et al. Prior to these suits CBIZ MHM, LLC was named as a defendant in Jeffrey C. Stone v. Greenberg Traurig LLP, et al.

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 9. Financial Instruments

Bonds – We held corporate and municipal bonds with par values totaling $58.3 million and $55.7 million at March 31, 2019 and December 31, 2018, respectively. All bonds are investment grade and are classified as available-for-sale. These bonds have maturity or callable dates ranging from April 2019 through February 2024, and are included in “Funds held for clients – current” in the accompanying Consolidated Balance Sheets based on our intent and ability to sell these investments at any time under favorable conditions. The following table summarizes our bond activity for the three months ended March 31, 2019 and the twelve months ended December 31, 2018 (in thousands):

	Three Months Ended	Twelve Months Ended
	March 31, 2019	December 31, 2018
Fair value at beginning of period	$56,556	$51,101
Purchases	9,470	18,426
Redemptions	—	(1,793)
Maturities and calls	(6,865)	(10,445)
Change in bond premium	(171)	(377)
Fair market value adjustment	697	(356)
Fair value at end of period	$59,687	$56,556

Interest Rate Swaps – We do not purchase or hold any derivative instruments for trading or speculative purposes. We utilize interest rate swaps to manage interest rate risk exposure associated with our floating-rate debt under the credit facility. Under these interest rate swap contracts, we receive cash flows from counterparties at variable rates based on the LIBOR and pay the counterparties a fixed rate. Refer to the Annual Report on Form 10-K for the year ended December 31, 2018 for further discussion on our interest rate swaps.

The following table summarizes our outstanding interest rate swaps and their classification in the accompanying Consolidated Balance Sheets at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	Notional	Fair
	Amount	Value	Balance Sheet Location
Interest rate swaps	$70,000	$533	Other non-current assets
	December 31, 2018
	Notional	Fair
	Amount	Value	Balance Sheet Location
Interest rate swaps	$70,000	$1,096	Other non-current assets

Under the terms of the interest rate swaps, we pay interest at a fixed rate of interest plus applicable margin as stated in the agreement, and receive interest that varies with the one-month LIBOR. The notional value, fixed rate of interest and expiration date of each interest rate swap as of March 31, 2019 was (i) $25 million – 1.300% - October 2020, (ii) $10 million – 1.120% - February 2021 and (iii) $20 million – 1.770% - May 2022 and (iv) $15 million – 2.640% - June 2023. Refer to Note 10, Fair Value Measurements, for additional disclosures regarding fair value measurements.

The following table summarizes the effects of the interest rate swap on our accompanying Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018 (in thousands):

	(Loss) Gain Recognized in AOCL, Net of Tax		Loss Reclassified from AOCL into Expense
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Interest rate swap	$(427)	$450	$(139)	$(38)

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 10. Fair Value Measurements

The following table summarizes our assets and liabilities at March 31, 2019 and December 31, 2018 that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (in thousands):

	Level	March 31, 2019	December 31, 2018
Deferred compensation plan assets	1	$95,983	$84,435
Corporate and municipal bonds	1	$59,687	$56,556
Deferred compensation plan liabilities	1	$(95,983)	$(84,435)
Interest rate swaps	2	$533	$1,096
Contingent purchase price liabilities	3	$(37,548)	$(39,708)

During the three months ended March 31, 2019 and 2018, there were no transfers between the valuation hierarchy Levels 1, 2 and 3. The following table summarizes the change in Level 3 fair values of our contingent purchase price liabilities for the three months ended March 31, 2019 and 2018 (pre-tax basis) (in thousands):

	2019	2018
Beginning balance – January 1	$(39,708)	$(37,574)
Additions from business acquisitions	(1,806)	(8,320)
Settlement of contingent purchase price liabilities	3,685	2,879
Change in fair value of contingencies	502	(1,370)
Change in net present value of contingencies	(221)	(239)
Ending balance – March 31	$(37,548)	$(44,624)

Contingent Purchase Price Liabilities – Contingent purchase price liabilities result from our business acquisitions and are recorded at fair value at the time of acquisition and are recorded in “Contingent purchase price liability — current” and “Contingent purchase price liability — non-current” in the accompanying Consolidated Balance Sheets. We estimate the fair value of our contingent purchase price liabilities using a probability-weighted discounted cash flow model. This fair value measure is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Fair value measurements characterized within Level 3 of the fair value hierarchy are measured based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value.

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 11. Other Comprehensive Income

The following table is a summary of other comprehensive income and discloses the tax impact of each component of other comprehensive income for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Net unrealized gain (loss) on available-for-sale securities, net of income taxes (1)	$510	$(330)
Net unrealized (loss) gain on interest rate swaps, net of income taxes (2)	(427)	450
Foreign currency translation	(2)	(6)
Total other comprehensive income	$81	$114

(1)	Net of income tax expense (benefit) of $189 and $($122) for the three months ended March 31, 2019 and 2018, respectively.
(2)	Net of income tax (benefit) expense of ($132) and $138 for the three months ended March 31, 2019 and 2018, respectively.

Accumulated other comprehensive loss, net of tax, was approximately $0.3 million and $0.5 million at March 31, 2019 and December 31, 2018, respectively. Accumulated other comprehensive loss consisted of adjustments, net of tax, for unrealized gains and losses on available-for-sale securities and interest rate swaps, and foreign currency translation.

Note 12. Employee Share Plans

The CBIZ, Inc. 2014 Stock Incentive Plan (the “2014 Plan”), which expires in 2024, provides for the grant of restricted stock awards, stock options and performance awards. The terms and vesting schedules for the share-based awards vary by type and date of grant. A maximum of 9.6 million stock-based compensation awards may be granted. Shares subject to award under the 2014 Plan may be either authorized but unissued shares of our common stock or treasury shares. Compensation expense for stock-based awards recognized during the three months ended March 31, 2019 and 2018 was as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Stock options	$519	$518
Restricted stock awards	929	919
Performance share units	34	—
Total stock-based compensation expense	$1,482	$1,437

Stock Options and Restricted Stock Awards – The following table presents our stock options and restricted stock award activity during the three months ended March 31, 2019 (in thousands, except per share data):

	Stock Options		Restricted Stock Awards
	Number of Options	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant-Date Fair Value (1)
Outstanding at beginning of year	3,622	$11.97	632	$15.35
Granted	—	$—	173	$19.82
Exercised / Vested	(189)	$7.40	(63)	$14.31
Expired or cancelled	—	$—	—	$—
Outstanding at March 31, 2019	3,433	$12.22	742	$16.48
Exercisable at March 31, 2019	1,882	$9.40

(1)	Represents weighted average market value of the shares; awards are granted at no cost to the recipients.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Performance Share Units (“PSUs”) – PSUs are earned based on our financial performance over a contractual term of three years and the associated expense is recognized over that period based on the fair value of the award. A three-year cliff vesting schedule of the PSUs is dependent upon the Company’s performance relative to pre-established goals based on achievement of an earnings per share target (weighted 70%) and achievement of total growth in revenue (weighted 30%). The fair value of PSUs is calculated using the market value of a share of our common stock on the date of grant. For performance achieved above specified levels, the recipient may earn additional shares of stock, not to exceed 200% of the number of PSUs initially granted.

The following table presents our PSU award activity during the three months ended March 31, 2019 (in thousands, except per share data):

	PSUs	Fair Value
Outstanding at beginning of year	$—	$—
Granted	173	$19.82
Vested	—	$—
Expired or cancelled	—	$—
Outstanding at March 31, 2019	$173	$19.82

Note 13. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the three months ended March 31, 2019 and 2018 (in thousands, except per share data).

	Three Months Ended
	March 31,
	2019	2018
Numerator:
Income from continuing operations	$37,565	$35,810
Denominator:
Basic
Weighted average common shares outstanding	54,287	54,071
Diluted
Stock options (1)	1,311	1,449
Restricted stock awards (1)	274	367
Contingent shares (2)	43	37
Diluted weighted average common shares outstanding (3)	55,915	55,924
Basic earnings per share from continuing operations	$0.69	$0.66
Diluted earnings per share from continuing operations	$0.67	$0.64

(1)

0.6 million share based awards were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2019 as their effect would be anti-dilutive whereas 0.5 million share based awards were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2018.

(2)

Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by us once future conditions have been met. Refer to Note 14, Acquisitions, for further details.

(3)

The denominator used in calculated diluted earnings per share did not include approximately 173 thousand restricted performance shares, as the performance targets for these awards had not yet been met.

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

First Quarter 2019 – Effective January 1, 2019, we acquired substantially all of the assets of Wenner Group, LLC (“Wenner”), located in Denver, Colorado. Wenner is a full service accounting, tax, compliance and financial consulting firm. Operating results are reported in the Financial Services practice group.

Aggregate consideration for this acquisition consisted of approximately $1.3 million in cash consideration and $1.8 million in contingent consideration. Under the terms of the acquisition agreement, a portion of the purchase price is contingent on future performance of the business acquired. The maximum potential undiscounted amount of all future payments that we could be required to make under the contingent arrangements is $1.8 million, of which $0.6 million was recorded in “Contingent purchase price liability – current” and $1.2 million was recorded in “Contingent purchase price liability – non-current” in the accompanying Consolidated Balance Sheets at March 31, 2019. Refer to Note 10, Fair Value Measurements, for additional information regarding contingent purchase price liability fair value and fair value adjustments.

Annualized revenue attributable to Wenner is estimated to be approximately $2.4 million. Pro forma results of operations for this acquisition have not been presented because the effects of the acquisition were not material to our “Income from continuing operations before income taxes.”

First Quarter 2018 – Effective February 1, 2018, we acquired substantially all of the assets of Laurus Transaction Advisors, LLC (“Laurus”), located in Denver, Colorado. Laurus provides financial and accounting due diligence and advisory services with respect to mergers and acquisition transactions to private equity groups as well as public and private companies. Operating results are reported in the Financial Services practice group.

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

The following table summarizes the amounts of identifiable assets acquired, liabilities assumed and aggregate purchase price for the acquisitions for  the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Accounts receivable, net	$550	$1,255
Identifiable intangible assets	654	457
Other current assets	5	—
Current liabilities	(288)	(805)
Total identifiable net assets	$921	$907
Goodwill	2,165	22,943
Aggregate purchase price	$3,086	$23,850

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The goodwill of $2.2 million and $22.9 million arising from the acquisition in the first quarter of 2019 and 2018, respectively, primarily results from expected future earnings and cash flows from the existing management team, as well as the synergies created by the integration of the new business within our organization, including cross-selling opportunities expected with our Financial Services practice group and the Benefits and Insurance Services practice group, to help strengthen our existing service offerings and expand our market position. All of the goodwill is deductible for income tax purposes.

Client Lists – During the three months ended March 31, 2019 and 2018, we did not purchase any client lists.

Change in Contingent Purchase Price Liability for Previous Acquisitions – During the three months ended March 31, 2019 and 2018, the fair value of the contingent purchase price liability related to prior acquisitions decreased by $0.3 million and increased by $1.6 million, respectively. These changes in fair value are attributable to subsequent measurement adjustments based on projected future results of the acquired businesses, net present value adjustments and changes in stock price. These adjustments are included in “Other income (expense), net” in the accompanying Consolidated Statements of Comprehensive Income.

Contingent Earnouts for Previous Acquisitions – We paid $2.7 million in cash and issued no shares of our common stock during the three months ended March 31, 2019 for previous acquisitions. During the same period last year, we paid $2.9 million in cash and issued no shares of our common stock.

Note 15. Discontinued Operations and Divestitures

We divest (through sale or closure) business operations that do not contribute to our long-term objectives for growth, or that are not complementary to our target service offerings and markets. Divestitures are classified as discontinued operations provided they meet the criteria and treatment as discontinued operations. Discontinued operations primarily consist of one small businesses under the Financial Services segment that was sold in 2015. During the first quarter of 2019 and 2018, we did not discontinue the operations of any of our businesses.

Divested operations and assets that do not qualify for treatment as discontinued operations are recorded as “Gain on sale of operations, net” in the accompanying Consolidated Statements of Comprehensive Income. We recorded a gain of $0.5 million for the three months ended March 31, 2019, mostly attributable to a small accounting firm in the Financial Services practice group. For the same period in 2018, we recorded a gain of $0.7 million related to a small book of business in the Benefits and Insurance Services practice group.

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

Corporate and Other – Included in Corporate and Other are operating expenses that are not directly allocated to the individual business units. These expenses are primarily comprised of certain health care costs, gains or losses attributable to assets held in the Company’s non-qualified deferred compensation plan, share-based compensation, consolidation and integration charges, certain professional fees, certain advertising costs and other various expenses.

Accounting policies of the practice groups are the same as those described in Note 1, Organization and Summary of Significant Accounting Policies, to the Annual Report on Form 10-K for the year ended December 31, 2018, except for our lease policies. Refer to Note 1, Summary of Significant Accounting Policies – Changes in Accounting Policies, in this Quarterly Report on Form 10-Q. Upon consolidation, intercompany accounts and transactions are eliminated, thus inter-segment revenue is not included in the measure of profit or loss for the practice groups. Performance of the practice groups is evaluated on operating income excluding those costs listed above, which are reported in the Corporate and Other segment.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Segment information for the three months ended March 31, 2019 and 2018 was as follows (in thousands):

	Three Months Ended March 31, 2019
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$185,144	$76,255	$8,599	$—	$269,998
Operating expenses	134,458	61,371	8,000	11,667	215,496
Gross margin	50,686	14,884	599	(11,667)	54,502
Corporate general & administrative expenses	—	—	—	11,680	11,680
Operating income (loss)	50,686	14,884	599	(23,347)	42,822
Other income (expense):
Interest expense	—	(10)	—	(1,391)	(1,401)
Gain on sale of operations, net	497	—	—	—	497
Other (expense) income, net	(136)	21	—	9,375	9,260
Total other (expense) income	361	11	—	7,984	8,356
Income (loss) from continuing operations before income tax expense	$51,047	$14,895	$599	$(15,363)	$51,178

	Three Months Ended March 31, 2018
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$180,603	$77,330	$8,157	$—	$266,090
Operating expenses	133,033	61,133	7,275	3,309	204,750
Gross margin	47,570	16,197	882	(3,309)	61,340
Corporate general & administrative expenses	—	—	—	10,028	10,028
Operating income (loss)	47,570	16,197	882	(13,337)	51,312
Other income (expense):
Interest expense	—	(75)	—	(1,705)	(1,780)
Gain on sale of operations, net	—	663	—	—	663
Other income (expense), net	265	193	—	(1,687)	(1,229)
Total other income (expense)	265	781	—	(3,392)	(2,346)
Income (loss) from continuing operations before income tax expense	$47,835	$16,978	$882	$(16,729)	$48,966

NOTE 17. LEASES

We have operating leases primarily for office facilities, automobiles and information technology equipment. Office facilities account for approximately 96% of our total lease liability.

Balance sheet information related to the Company’s operating leases as of March 31, 2019 was as follows (in thousands):

March 31, 2019
Operating lease ROU assets	$145,574
Current portion of operating lease liabilities	28,647
Noncurrent portion of operating lease liabilities	138,373
Total operating lease liabilities	$167,020

March 31, 2019
Weighted-average remaining lease term	7.1 years
Weighted-average discount rate	4.1%

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The components of lease expense and other lease information as of and during the three-month period ended March 31, 2019 are as follows (in thousands):

March 31, 2019
Operating lease cost	$9,242
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$9,260

Our leases have remaining lease terms of 1 year to 11 years. These leases generally contain renewal options for periods ranging from two to five years. Because the Company is not reasonably certain to exercise these renewal options, the options are not considered in determining the lease term, and associated potential option payments are excluded from lease payments. Expenses associated with operating leases was $38 million, $38.4 million and $37 million for the years ended December 31, 2018, 2017 and 2016, respectively.

A number of businesses acquired by us are located in properties owned indirectly by and leased from persons employed by the Company, none of whom are members of our senior management. In the aggregate, we made lease payments to those related parties of approximately $0.6 million and $0.9 million for the three months ended March 31, 2019 and 2018, respectively.

The following table summarizes the maturity of our operating lease liabilities as of March 31, 2019 (in thousands):

Operating Leases
2019	$25,975
2020	30,588
2021	26,243
2022	20,423
2023	19,097
Thereafter	66,194
Total undiscounted lease payments	188,520
Less: imputed interest	(21,500)
Total lease liabilities	$167,020

The following table summarizes the maturity of our operating lease commitments as of December 31, 2018 (in thousands):

Operating Leases
2019	$34,256
2020	30,419
2021	26,172
2022	20,358
2023	18,981
Thereafter	65,854
Total future minimum rental commitments	$196,040

Note 18. Subsequent Events

Subsequent to March 31, 2019 and through April 30, 2019, we repurchased 179 thousand shares of our common stock in the open market at a cost of $3.5 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we”, “us”, “our”, "CBIZ" or the "Company" shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.

The following discussion is intended to assist in the understanding of our financial position at March 31, 2019 and December 31, 2018, results of operations for the three months ended March 31, 2019 and 2018, and cash flows for the three months ended March 31, 2019 and 2018, and should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2018. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2018.

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

Refer to the Annual Report on Form 10-K for the year ended December 31, 2018 for further discussion of our business and strategies, as well as the external relationships and regulatory factors that currently impact our operations.

Executive Summary

Quarter in Review – Revenue for the three months ended March 31, 2019 increased $3.9 million, or 1.5%, to $270.0 million from $266.1 million for the same period in 2018. The increase in revenue was primarily attributable to same-unit revenue growth of $2.7 million, or 1.0%. A detailed discussion of revenue by practice group is included under “Operating Practice Groups.” Income from continuing operations increased $1.8 million, or 4.9%, to $37.6 million during the three months ended March 31, 2019 compared to $35.8 million during the same period in 2018. Refer to “Results of Operations – Continuing Operations” for a detailed discussion of the components of income from continuing operations.

Strategic Use of Capital – Our first priority for the use of capital is to make strategic acquisitions. We completed one acquisition during the first quarter of 2019; The Wenner Group (“Wenner”). Refer to Note 19, Acquisitions, to the accompanying consolidated financial statements for further discussions on acquisitions.

We also have the financing flexibility and the capacity to take an opportunistic approach towards share repurchases. We believe that repurchasing shares of our common stock is a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our shareholders. We repurchased 0.6 million shares of our common stock at a total cost of approximately $11.6 million in the first quarter of 2019.

During the first quarter of 2019, the CBIZ Board of Directors authorized the purchase of up to 5.0 million shares of our common stock under our Share Repurchase Program (the “Share Repurchase Program”), which may be suspended or discontinued at any time and expires on April 1, 2020. The shares may be purchased in open market, privately negotiated or Rule 10b5-1 trading plan purchases, which may include purchases from our employees, officers and directors, in accordance with the Securities and Exchange Commission (the “SEC”) rules. CBIZ management will determine the timing and amount of the transactions based on its evaluation of market conditions and other factors.

Results of Operations – Continuing Operations

Revenue

The following tables summarize total revenue for the three months ended March 31, 2019 and 2018 (in thousands except percentages).

	Three Months Ended March 31,
	2019	% of Total	2018	% of Total	$ Change	% Change
Financial Services	$185,144	68.6%	$180,603	67.9%	$4,541	2.5%
Benefits and Insurance Services	76,255	28.2%	77,330	29.1%	(1,075)	(1.4)%
National Practices	8,599	3.2%	8,157	3.0%	442	5.4%
Total CBIZ	$269,998	100.0%	$266,090	100.0%	$3,908	1.5%

A detailed discussion of same-unit revenue by practice group is included under “Operating Practice Groups.”

Non-qualified Deferred Compensation Plan – We sponsor a non-qualified deferred compensation plan, under which a CBIZ employee’s compensation deferral is held in a rabbi trust and invested accordingly as directed by the employee. Income and expenses related to the non-qualified deferred compensation plan are included in “Operating expenses,” “Gross margin” and “Corporate General and Administrative expenses” and are directly offset by deferred compensation gains or losses in “Other income (expense), net” in the accompanying Consolidated Statements of Comprehensive Income. The non-qualified deferred compensation plan has no impact on “Income from continuing operations before income tax expense” or diluted earnings per share from continuing operations.

Operating Expenses

The following table presents our operating expenses for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(In thousands, except percentages)
Operating expenses	$215,496	$204,750	$10,746	5.2%
Operating expenses % of revenue	79.8%	76.9%

The majority of our operating expenses relate to personnel costs, which includes (i) salaries and benefits, (ii) commissions paid to producers, (iii) incentive compensation, and (iv) share-based compensation. The increase in operating costs is largely the result of an increase in personnel costs of $2.6 million, or 1.6%, to support our growth in revenue, with acquisitions contributing approximately $1.5 million to personnel costs. Personnel costs are discussed in further detail under “Operating Practice Groups.”

The deferred compensation plan increased operating expenses by $8.2 million in the first quarter of 2019, but reduced operating expenses by $0.1 million during the same period in 2018. Excluding the impact of the deferred compensation plan, operating expenses would have been $207.3 million, or 76.8% of revenue, for the first quarter of 2019, compared to $204.8 million, or 76.9% of revenue, for the first quarter of 2018.

Corporate General & Administrative Expenses

The following table presents our corporate general & administrative (“G&A”) expenses for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(In thousands, except percentages)
G&A expenses	$11,680	$10,028	$1,652	16.5%
G&A expenses % of revenue	4.3%	3.8%

The deferred compensation plan increased G&A expenses by $0.9 million in the first quarter of 2019, but reduced G&A expenses by less than $0.1 million during the same period in 2018. An increase in consulting fees of $0.3 million and personnel costs of $0.2 million also contributed to the increase in G&A expenses. G&A expenses, excluding the impact of the deferred compensation plan, would have been $10.8 million, or 4.0% of revenue, for the first quarter of 2019, compared to $10.0 million, or 3.8% of revenue, for the first quarter of 2018.

Other Income (Expense), net

The following table presents our other income (expense), net for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(In thousands, except percentages)
Interest expense	$(1,401)	$(1,780)	$379	(21.3)%
Gain on sale of operations, net	497	663	(166)	(25.0)%
Other income (expense), net (1)	9,260	(1,229)	10,489	n/m
Total other income (expense), net	$8,356	$(2,346)	$10,702	n/m

(1)

Other income (expense), net includes a net gain of $9.1 million in the first quarter of 2019, compared to a net loss of $0.1 million for the same period in 2018, associated with the value of investments held in a rabbi trust related to the deferred compensation plan. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan are offset by a corresponding increase or decrease to compensation expense, which is recorded as “Operating expenses” and “G&A expenses” in the accompanying Consolidated Statements of Comprehensive Income. The deferred compensation plan has no impact on “Income from continuing operations before income tax expense” or diluted earnings per share from continuing operations.

Interest Expense – Our primary financing arrangement is the 2018 credit facility. Interest expense was $1.4 million for the first quarter of 2019, compared to $1.8 million for the same period in 2018. Our average debt balance and interest rate was $151.2 million and 3.18% at March 31, 2019 compared to $195.5 million and 2.98% for the same period in 2018.

Gain on Sale of Operations, net – We sold a small accounting firm in the Financial Services practice group during the first quarter of 2019. For the same period in 2018, we sold a book of business in the Benefits and Insurance Services practice group.

Other Income (Expense), net – For the first quarter of 2019, other income (expense), net consists of a net gain of $9.1 million associated with the deferred compensation plan (as discussed above in footnote 1), as well as a $0.3 million net adjustment decrease to the fair value of our contingent purchase price liability related to prior acquisitions. For the same period in 2018, other income (expense), net consists of a $1.6 million net adjustment increase to the fair value of our contingent purchase price liability related to prior acquisitions, partially offset by $0.6 million in proceeds from business interruption insurance related to Hurricane Irma.

Income Tax Expense

The following table presents our income tax expense for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(In thousands, except percentages)
Income tax expense	$13,613	$13,156	$457	3.5%
Effective tax rate	26.6%	26.9%

The effective tax rate for the first quarter of 2019 was 26.6%, compared to an effective tax rate of 26.9% for the comparable period in 2018.

Operating Practice Groups

We deliver our integrated services through three practice groups: Financial Services; Benefits and Insurance Services; and National Practices. Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on March 1, 2018, revenue for the month of March would be included in same-unit revenue for both years; revenue for the period January 1, 2019 through February 28, 2019 would be reported as revenue from acquired businesses. A description of our operating practice groups’ operating results and factors affecting their businesses is provided below.

Financial Services

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(In thousands, except per share data)
Revenue
Same-unit	$183,539	$178,785	$4,754	2.7%
Acquired businesses	1,605	—	1,605
Divested operations	—	1,818	(1,818)
Total revenue	$185,144	$180,603	$4,541	2.5%
Operating expenses	134,458	133,033	1,425	1.1%
Gross margin	$50,686	$47,570	$3,116	6.6%
Gross margin percent	27.4%	26.3%

Three months ended March 31, 2019 compared to March 31, 2018 – The Financial Services practice group revenue during the three months ended March 31, 2019 grew by 2.5% to $185.1 million from $180.6 million during the same period in 2018, primarily reflecting same-unit growth of $4.8 million, or 2.7%, driven by those units that provide traditional accounting and tax-related services, which increased $3.0 million, or 2.5%, as well as national services, which increased by $1.7 million, or 2.8%. Traditional accounting and tax-related services growth was attributable to favorable pricing and in increase in billable hours, while national services benefited from growth in the governmental health care compliance business. The acquisitions of Wenner and Laurus Transaction Advisors (“Laurus”) provided incremental revenue of $1.6 million. Divested operations consist of two small accounting offices.

We provide a range of services to affiliated Certified Public Accounting (“CPA”) firms (the “CPA firms”) under administrative service agreements (“ASAs”). Fees earned under the ASAs are recorded as revenue in the accompanying Consolidated Statements of Comprehensive Income and were $50.2 million and $51.0 million for the three months ended March 31, 2019 and 2018, respectively.

Operating expenses increased by $1.4 million but decreased to 72.6% of revenue from 73.7% of revenue for the prior year primarily due to leveraging personnel costs and other operating costs with the increase of revenue. Personnel costs increased by $2.0 million, or 1.8%, with acquisitions contributing approximately $0.5 million to personnel costs, partially offset by a $0.6 million decrease in bad debt expense.

Benefits and Insurance Services

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$74,814	$77,330	$(2,516)	(3.3)%
Acquired businesses	1,441	—	1,441
Total revenue	$76,255	$77,330	$(1,075)	(1.4)%
Operating expenses	61,371	61,133	238	0.4%
Gross margin	$14,884	$16,197	$(1,313)	(8.1)%
Gross margin percent	19.5%	20.9%

Three months ended March 31, 2019 compared to March 31, 2018 – The Benefits and Insurance Services practice group revenue decreased by $1.1 million, or 1.4%, to $76.3 million during the three months ended March 31, 2019 compared to $77.3 million for the same period in 2018, primarily due to a decrease in same-unit revenue of $2.5 million, or 3.3%, from our core benefits and insurance services, as well as a decrease in non-recurring transactional revenue. The acquisitions of InR Advisory Services, LLC (“InR”) and Sequoia Institutional Services (“Sequoia”) contributed $1.4 million of incremental revenue for the three months ended March 31, 2019.

Operating expenses increased slightly by 0.2 million and increased to 80.5% of revenue from 79.1% of revenue for the prior period mostly attributable to a $0.2 million increase in facilities costs, partially offset by a $0.1 million decrease in personnel costs.

National Practices

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$8,599	$8,157	$442	5.4%
Operating expenses	8,000	7,275	725	10.0%
Gross margin	$599	$882	$(283)	(32.1)%
Gross margin percent	7.0%	10.8%

Three months ended March 31, 2019 compared to March 31, 2018 – The National Practice group is primarily driven by a cost-plus contract with a single client, which has existed since 1999. The cost-plus contract is a five year contract with the most recent renewal through December 31, 2023. Revenues from this single client accounted for nearly 75% of the National Practice group’s revenue.

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

Accounts receivable balances increase in response to the increase in first quarter revenue generated by the Financial Services practice group. A significant amount of this revenue is billed and collected in subsequent quarters. Days sales outstanding (“DSO”) from continuing operations represent accounts receivable and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve months daily revenue. We provide DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of our ability to collect on receivables in a timely manner. DSO was 91 days and 70 days at March 31, 2019 and December 31, 2018, respectively. DSO at March 31, 2018 was 92 days.

The following table is derived from our Consolidated Statements of Cash Flows (in thousands):

	March 31,
	2019	2018
Net cash used in operating activities	$(24,753)	$(20,500)
Net cash used in investing activities	(9,736)	(19,756)
Net cash provided by (used in) financing activities	10,025	(20,296)
Net decrease in cash, cash equivalents and restricted cash	$(24,464)	$(60,552)

Operating Activities – Cash used in operating activities was $24.8 million during the three months ended March 31, 2019 and consisted of working capital use of cash of $69.1 million, partially offset by net income of $37.5 million and certain non-cash items, such as depreciation and amortization expense of $5.7 million. On January 1, 2019, we adopted the New Lease Standard, which had a significant impact on total assets and liabilities, but had no impact on results of operations or operating cash flow. Cash used in operating activities was $20.5 million during the three months ended March 31, 2018 and consisted of working capital use of cash of $64.4 million, partially offset by net income of $35.9 million and certain non-cash items, such has depreciation and amortization expense of $5.8 million.

Investing Activities – Cash used in investing activities for the three months ended March 31, 2019 consisted primarily of capital expenditures of $5.5 million and net activity related to funds held for clients of $3.0 million, as well as the acquisition of Wenner for $1.3 million. Cash used in investing activities for the three months ended March 31, 2018 consisted primarily of acquisitions of $15.6 million related to the acquisition of Laurus and capital expenditures of $2.6 million.

The balances in funds held for clients and client fund obligations fluctuate with the timing of cash receipts and the related cash payments. The nature of these accounts is further described in Note 1, Organization and Summary of Significant Accounting Policies, to the condensed consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Financing Activities – Cash provided by investing activities for the three months ended March 31, 2019 consisted of $46.5 million in net proceeds from the credit facility, partially offset by client fund obligations of $23.2 million and $11.6 million in share repurchases. Cash used in financing activities for the same period in 2018 primarily consisted of client fund obligations of $54.9 million, partially offset by $36.2 million in net proceeds from the credit facility.

Capital Resources

Credit Facility – At March 31, 2019, we had $182.0 million outstanding under the 2018 credit facility, as well as letters of credit totaling and performance guarantees totaling $4.0 million. Available funds under the credit facility, based on the terms of the commitment, were approximately $210 million at March 31, 2019. The weighted average interest rate under the credit facility was 3.18% in the first quarter of 2019, compared to 2.98% for the same period in 2018. The credit facility allows for the allocation of funds for future strategic initiatives, including acquisitions and the repurchase of our common stock, subject to the terms and conditions of the credit facility.

Debt Covenant Compliance – We are required to meet certain financial covenants with respect to (i) a total leverage ratio and (ii) a minimum fixed charge coverage ratio. We are in compliance with our covenants as of March 31, 2019. Our ability to service our debt and to fund future strategic initiatives will depend upon our ability to generate cash in the future. For further discussion regarding our credit facility, refer to Note 7, Debt and Financing Arrangements, to the accompanying consolidated financial statements.

Use of Capital – Our first priority for the use of capital is to make strategic acquisitions. During the first quarter of 2019, we acquired Wenner. Refer to Note 14, Acquisitions, to the accompanying consolidated financial statements for further discussion on acquisitions. We also have the financing flexibility and the capacity to take an opportunistic approach towards share repurchases. We believe that repurchasing shares of our common stock is a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our shareholders. During the first quarter of 2019, we repurchased 0.6 million shares of our common stock at a total cost of approximately $11.6 million.

Off-Balance Sheet Arrangements

We maintain ASAs with independent CPA firms (as described more fully under “Business – Financial Services” and in Note 1, Organization and Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018), which qualify as variable interest entities. The accompanying condensed consolidated financial statements do not reflect the operations or accounts of variable interest entities as the impact is not material to the financial condition, results of operations, or cash flows of CBIZ.

We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $1.1 million at both March 31, 2019 and December 31, 2018. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at both March 31, 2019 and December 31, 2018 was $2.9 million.

We have various agreements under which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by us under such indemnification clauses is generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2019, we are not aware of any material obligations arising under indemnification agreements that would require payment.

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

Consequently, no forward-looking statement can be guaranteed. A more detailed description of risk factors may be found in our Annual Report on Form 10-K for the year ended December 31, 2018. Except as required by the federal securities laws, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the SEC, such as quarterly, periodic and annual reports.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our floating rate debt under our credit facility exposes us to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which we could borrow funds under the credit facility. Our balance outstanding under our credit facility at March 31, 2019 was $182.0 million, of which $112.0 million is subject to interest rate risk. If market rates were to increase or decrease 100 basis points from the levels at March 31, 2019, interest expense would increase or decrease approximately $1.8 million annually.

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

At March 31, 2019, we had four interest rate swaps; with notional values, fixed rate of interest and expiration dates of (i) $25.0 million – 1.300% - October 2020; (ii) $10.0 million – 1.120% - February 2021; (iii) $20.0 million – 1.770% - May 2022; and (iv) $15.0 million – 2.640% - June 2023, respectively. Management will continue to evaluate the potential use of interest rate swaps as we deem appropriate under certain operating and market conditions. We do not enter into derivative instruments for trading or speculative purposes.

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

(a) Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures – Management has evaluated the effectiveness of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report. This evaluation (“Controls Evaluation”) was done with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Disclosure Controls are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to management, including the CEO and CFO as appropriate, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls – Management, including our CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting (“Internal Controls”) will prevent all error and all fraud. Although our Disclosure Controls are designed to provide reasonable assurance of achieving their objective, a control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within CBIZ have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. A design of a control system is also based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions – Our Disclosure Controls are designed to provide reasonable assurance of achieving their objectives and, based upon the Controls Evaluation, our CEO and CFO have concluded that as of the end of the period covered by this report, CBIZ’s Disclosure Controls were effective at that reasonable assurance level.

(b) Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our operating lease contracts and properly assessed the impact of the new accounting standard related to leases on our financial statements to facilitate the adoption on January 1, 2019. There were no significant changes to our internal control over financial reporting due to the adoption of the lease standard. Refer to Note 2, New Accounting Pronouncements, for further information.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding certain legal proceedings in which we are involved is incorporated by reference from Note 8, Commitments and Contingencies, to the accompanying condensed consolidated financial statements.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC. These risks could materially and adversely affect the business, financial condition and results of operations of CBIZ.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent sales of unregistered securities – During the first quarter of 2019, approximately 46 thousand shares of our common stock were issued as payment for contingent consideration for previous acquisitions.

(c) Issuer purchases of equity securities – During the first quarter of 2019, our Board of Directors authorized the continuation of the Share Repurchase Program, which has been renewed annually for the past fifteen years. It is effective beginning April 1, 2019, to which the amount of shares to be purchased will be reset to 5 million, and expires one year from the effective date. The Share Repurchase Program allows us to purchase shares of our common stock (i) in the open market, (ii) in privately negotiated transactions, and (iii) under Rule 10b5-1 trading plans. Privately negotiated transactions may include purchases from our employees, Officers and Directors, in accordance with SEC rules. Rule 10b5-1 trading plans allow for repurchases during periods when we would not normally be active in the trading market due to regulatory restrictions. The Share Repurchase Program does not obligate us to acquire any specific number of shares and may be suspended at any time.

Shares repurchased during the three months ended March 31, 2019 (reported on a trade-date basis) are summarized in the table below (in thousands, except per share data). During the first quarter of 2019, approximately 400 shares were purchased from stock plan recipients in lieu of cash to satisfy certain tax obligations under the 2014 Plan. Average price paid per share includes fees and commissions.

	Issuer Purchases of Equity Securities
First Quarter Purchases (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
January 1 – January 31, 2019	242	$19.86	242	3,941
February 1 – February 28, 2019	115	$20.13	115	3,826
March 1 – March 31, 2019	223	$19.89	223	3,603
First quarter purchases	580	$19.93	580

According to the terms of our credit facility, we are not permitted to declare or make any dividend payments, other than dividend payments made by one of our wholly owned subsidiaries to the parent company. Refer to Note 9, Debt and Financing Arrangements, to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2018 for a description of working capital restrictions and limitations on the payment of dividends.

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

101 *

The following materials from CBIZ, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018, (iii) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2019 and the year ended December 31, 2018; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (v) Notes to the Consolidated Financial Statements.

*	Indicates documents filed herewith.
**	Indicates document furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBIZ, Inc.
(Registrant)

Date:	May 6, 2019	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer