Form 10-Q
period 2019-06-30
CBIZ, Inc.
filed 2019-08-02
CIK 944148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 Par Value	CBZ	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at July 31, 2019
Common Stock, par value $0.01 per share	54,783,725

CBIZ, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$2,628	$640
Restricted cash	30,126	27,481
Accounts receivable, net	271,781	207,287
Other current assets	26,060	26,841
Current assets before funds held for clients	330,595	262,249
Funds held for clients	127,420	161,289
Total current assets	458,015	423,538
Non-current assets:
Property and equipment, net	36,848	34,205
Goodwill and other intangible assets, net	632,425	637,009
Assets of deferred compensation plan	100,365	84,435
Operating lease right-of-use asset, net	145,303	—
Other non-current assets	3,967	3,844
Total non-current assets	918,908	759,493
Total assets	$1,376,923	$1,183,031
LIABILITIES
Current liabilities:
Accounts payable	$87,668	$58,630
Income taxes payable	7,307	464
Accrued personnel costs	42,251	63,953
Contingent purchase price liability	18,824	22,538
Operating lease liability	29,100	—
Other current liabilities	12,460	13,656
Current liabilities before client fund obligations	197,610	159,241
Client fund obligations	127,126	162,073
Total current liabilities	324,736	321,314
Non-current liabilities:
Bank debt	159,000	135,500
Debt issuance costs	(1,346)	(1,526)
Total long-term debt	157,654	133,974
Income taxes payable	3,603	3,402
Deferred income taxes, net	8,504	6,764
Deferred compensation plan obligations	100,365	84,435
Contingent purchase price liability	9,181	17,170
Operating lease liability	136,958	—
Other non-current liabilities	1,862	22,309
Total non-current liabilities	418,127	268,054
Total liabilities	742,863	589,368
STOCKHOLDERS' EQUITY
Common stock	1,321	1,314
Additional paid in capital	700,800	692,398
Retained earnings	462,923	408,963
Treasury stock	(530,262)	(508,530)
Accumulated other comprehensive income (loss)	(722)	(482)
Total stockholders’ equity	634,060	593,663
Total liabilities and stockholders’ equity	$1,376,923	$1,183,031

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$235,498	$232,641	$505,496	$498,731
Operating expenses	198,148	205,102	413,644	409,852
Gross margin	37,350	27,539	91,852	88,879
Corporate general and administrative expenses	10,566	9,993	22,246	20,021
Operating income	26,784	17,546	69,606	68,858
Other (expense) income:
Interest expense	(1,587)	(1,817)	(2,988)	(3,597)
Gain on sale of operations, net	50	—	547	663
Other (expense) income, net	(3,311)	630	5,949	(599)
Total other (expense) income, net	(4,848)	(1,187)	3,508	(3,533)
Income from continuing operations before income tax expense	21,936	16,359	73,114	65,325
Income tax expense	5,322	3,238	18,935	16,394
Income from continuing operations	16,614	13,121	54,179	48,931
(Loss) gain from discontinued operations, net of tax	(22)	(15)	(118)	26
Net income	$16,592	$13,106	$54,061	$48,957
Earnings per share:
Basic:
Continuing operations	$0.31	$0.24	$1.00	$0.90
Discontinued operations	—	—	—	—
Net income	$0.31	$0.24	$1.00	$0.90
Diluted:
Continuing operations	$0.30	$0.23	$0.97	$0.87
Discontinued operations	—	—	—	—
Net income	$0.30	$0.23	$0.97	$0.87
Basic weighted average shares outstanding	54,090	54,594	54,188	54,334
Diluted weighted average shares outstanding	55,495	56,437	55,701	56,166
Comprehensive income:
Net income	$16,592	$13,106	$54,061	$48,957
Other comprehensive income, net of tax	(422)	174	(341)	288
Comprehensive income	$16,170	$13,280	$53,720	$49,245

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

							Accumulated
	Issued			Additional			Other
	Common	Treasury	Common	Paid-In	Retained	Treasury	Comprehensive
	Shares	Shares	Stock	Capital	Earnings	Stock	(Loss) Gain	Totals
March 31, 2019	131,813	76,912	$1,318	$696,226	$446,331	$(520,088)	$(300)	$623,487
Net income	—	—	—	—	16,592	—	—	16,592
Other comprehensive income	—	—	—	—	—	—	(422)	(422)
Share repurchases	—	516	—	—	—	(10,174)	—	(10,174)
Restricted stock	55	—	1	(1)	—	—	—	—
Stock options exercised	189	—	2	1,641	—	—	—	1,643
Share-based compensation	—	—	—	1,917	—	—	—	1,917
Business acquisitions	51	—	—	1,017	—	—	—	1,017
June 30, 2019	132,108	77,428	$1,321	$700,800	$462,923	$(530,262)	$(722)	$634,060

							Accumulated
	Issued			Additional			Other
	Common	Treasury	Common	Paid-In	Retained	Treasury	Comprehensive
	Shares	Shares	Stock	Capital	Earnings	Stock	(Loss) Gain	Totals
March 31, 2018	130,470	75,515	$1,305	$679,208	$382,775	$(491,604)	$(68)	$571,616
Net income	—	—	—	—	13,106	—	—	13,106
Other comprehensive income	—	—	—	—	—	—	174	174
Share repurchases	—	188	—	—	—	(3,851)	—	(3,851)
Restricted stock	216	—	4	(4)	—	—	—	—
Stock options exercised	277	—	1	2,153	—	—	—	2,154
Share-based compensation	—	—	—	2,413	—	—	—	2,413
Business acquisitions	169	—	1	3,213	—	—	—	3,214
June 30, 2018	131,132	75,703	$1,311	$686,983	$395,881	$(495,455)	$106	$588,826

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

							Accumulated
	Issued			Additional			Other
	Common	Treasury	Common	Paid-In	Retained	Treasury	Comprehensive
	Shares	Shares	Stock	Capital	Earnings	Stock	(Loss) Gain	Totals
December 31, 2018	131,404	76,332	$1,314	$692,398	$408,963	$(508,530)	$(482)	$593,663
Cumulative-effect of accounting changes adjustment	—	—	—	—	(101)	—	101	—
Net income	—	—	—	—	54,061	—	—	54,061
Other comprehensive income	—	—	—	—	—	—	(341)	(341)
Share repurchases	—	1,096	—	—	—	(21,732)	—	(21,732)
Restricted stock	228	—	2	(2)	—	—	—	—
Stock options exercised	378	—	4	3,039	—	—	—	3,043
Share-based compensation	—	—	—	3,399	—	—	—	3,399
Business acquisitions	98	—	1	1,966	—	—	—	1,967
June 30, 2019	132,108	77,428	$1,321	$700,800	$462,923	$(530,262)	$(722)	$634,060

							Accumulated
	Issued			Additional			Other
	Common	Treasury	Common	Paid-In	Retained	Treasury	Comprehensive
	Shares	Shares	Stock	Capital	Earnings	Stock	(Loss) Gain	Totals
December 31, 2017	130,075	75,484	$1,301	$675,504	$345,302	$(491,046)	$(182)	$530,879
Cumulative-effect of accounting changes adjustment	—	—	—	—	1,622	—	—	1,622
Net income	—	—	—	—	48,957	—	—	48,957
Other comprehensive income	—	—	—	—	—	—	288	288
Share repurchases	—	219	—	—	—	(4,409)	—	(4,409)
Restricted stock	272	—	4	(4)	—	—	—	—
Stock options exercised	616	—	5	4,420	—	—	—	4,425
Share-based compensation	—	—	—	3,850	—	—	—	3,850
Business acquisitions	169	—	1	3,213	—	—	—	3,214
June 30, 2018	131,132	75,703	$1,311	$686,983	$395,881	$(495,455)	$106	$588,826

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$54,061	$48,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	10,976	11,676
Bad debt expense, net of recoveries	1,506	3,172
Adjustment to contingent earnout liability	(193)	3,050
Stock-based compensation expense	3,399	3,850
Other	72	(2,840)
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(65,684)	(44,774)
Other assets	362	(4,955)
Accounts payable	28,987	18,796
Income taxes payable	8,518	10,245
Accrued personnel costs	(21,703)	(3,302)
Other liabilities	(602)	(2,617)
Operating cash flows provided by continuing operations	19,699	41,258
Operating cash flows used in discontinued operations	(119)	(152)
Net cash provided by operating activities	19,580	41,106
Cash flows from investing activities:
Business acquisitions and purchases of client lists, net of cash acquired	(1,293)	(23,740)
Purchases of client fund investments	(13,920)	(10,345)
Proceeds from the sales and maturities of client fund investments	10,556	7,273
Increase in funds held for clients	369	873
Additions to property and equipment, net	(6,916)	(5,493)
Other	325	348
Net cash used in investing activities	(10,879)	(31,084)
Cash flows from financing activities:
Proceeds from bank debt	265,796	439,000
Payment of bank debt	(242,296)	(437,300)
Payment for acquisition of treasury stock	(21,732)	(4,409)
Decrease in client funds obligations	(34,947)	(71,293)
Proceeds from exercise of stock options	3,043	4,425
Payment of contingent consideration for acquisitions	(11,718)	(4,632)
Other, net	(222)	(1,321)
Net cash used in financing activities	(42,076)	(75,530)
Net decrease in cash, cash equivalents and restricted cash	(33,375)	(65,508)
Cash, cash equivalents and restricted cash at beginning of year	130,554	182,262
Cash, cash equivalents and restricted cash at end of period	$97,179	$116,754

Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$2,628	$1,921
Restricted cash	30,126	39,535
Cash equivalents included in funds held for clients	64,425	75,298
Total cash, cash equivalents and restricted cash	$97,179	$116,754

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Selected Terms Used in Notes to the Consolidated Financial Statements

ASA – Administrative Service Agreement.

ASC – Accounting Standards Codification.

ASU – Accounting Standards Update.

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

Unaudited Interim Financial Statements: The condensed consolidated financial statements have been prepared in accordance with GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

In the opinion of CBIZ management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2019.

Use of Estimates: The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Changes in circumstances could cause actual results to differ materially from these estimates.

Changes in Accounting Policies: Except for the adoption of New Lease Standard, we have consistently applied the accounting policies for the periods presented as described in Note 1, Basis of Presentation and Significant Accounting Policies, to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Effective January 1, 2019, we have changed our accounting policy for the New Lease Standard as described below in Note 2, New Accounting Pronouncements.

Revision of Previously Reported Financial Information: The Company has corrected an immaterial error related to the presentation of cash equivalents on the condensed Consolidated Statement of Cash Flows related to amounts included within funds held for clients. The correction resulted in an increase of $73.6 million of cash used in investing activities for the period ended June 30, 2018, an increase of $148.9 million of cash, cash equivalents and restricted cash at January 1, 2018 and an increase of $75.3 million of cash, cash equivalents and restricted cash as of June 30, 2018 as reflected on the Consolidated Statement of Cash Flows.

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

Accounting Standards Adopted in 2019

Leases: Effective January 1, 2019, we adopted the New Lease Standard using the modified retrospective method of applying the new standard at the adoption date. We elected the package of practical expedients permitted under the transition guidance which allowed us to carry forward historical lease classifications. The adoption of the New Lease Standard had a significant impact on our consolidated balance sheets and resulted in the recording of the operating lease ROU assets and corresponding operating lease liabilities. The consolidated balance sheet prior to January 1, 2019 was not restated and continues to be reported under the Legacy ASC Topic 840, which did not require the recognition of operating lease ROU assets and liabilities. The expense recognition for operating leases and finance leases under the New Lease Standard is consistent with the Legacy ASC Topic 840, therefore, as a result, there is no significant impact on our results of operations, liquidity or debt covenant compliance under our current credit agreements.

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

Office facilities account for approximately 96% of our total leases. The lease liability for our office facilities is based on the present value of the remaining minimum lease payments, discounted utilizing our secured incremental borrowing rate at the effective date of January 1, 2019. We also have other leases that consist primarily of information technology equipment and automobiles. The present value of the lease liability associated with other leases are measured based on the discounted remaining minimum lease payments at the effective date of January 1, 2019. The Company has elected not to separate lease and non-lease components and elected the practical expedient to exclude short-term leases at adoption.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income: On January 1, 2019, we adopted ASU 2018-02 which provides the optional election for the reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The adoption of Topic 220 resulted in a reclassification between accumulated other comprehensive income and retained earnings of $0.1 million, and had no impact on our consolidated financial position or results of operations.

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

Accounting Standards Issued But Not Yet Adopted

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

Note 3. Revenue

The following table disaggregates our revenue by source (in thousands):

	Three Months Ended June 30, 2019
	Financial	Benefits &	National
	Services	Insurance	Practices	Consolidated
Accounting, tax, advisory and consulting	$154,373	$—	$—	$154,373
Core Benefits and Insurance Services	—	69,447	—	69,447
Non-core Benefits and Insurance Services	—	2,680	—	2,680
Managed networking, hardware services	—	—	6,522	6,522
National Practices consulting	—	—	2,476	2,476
Total revenue	$154,373	$72,127	$8,998	$235,498

	Three Months Ended June 30, 2018
	Financial	Benefits &	National
	Services	Insurance	Practices	Consolidated
Accounting, tax, advisory and consulting	$151,737	$—	$—	$151,737
Core Benefits and Insurance	—	68,978	—	68,978
Non-core Benefits and Insurance	—	3,775	—	3,775
Managed networking, hardware services	—	—	6,121	6,121
National Practices consulting	—	—	2,030	2,030
Total revenue	$151,737	$72,753	$8,151	$232,641

	Six Months Ended June 30, 2019
	Financial	Benefits &	National
	Services	Insurance	Practices	Consolidated
Accounting, tax, advisory and consulting	$339,517	$—	$—	$339,517
Core Benefits and Insurance Services	—	142,985	—	142,985
Non-core Benefits and Insurance Services	—	5,397	—	5,397
Managed networking, hardware services	—	—	12,946	12,946
National Practices consulting	—	—	4,651	4,651
Total revenue	$339,517	$148,382	$17,597	$505,496

	Six Months Ended June 30, 2018
	Financial	Benefits &	National
	Services	Insurance	Practices	Consolidated
Accounting, tax, advisory and consulting	$332,340	$—	$—	$332,340
Core Benefits and Insurance Services	—	143,100	—	143,100
Non-core Benefits and Insurance Services	—	6,983	—	6,983
Managed networking, hardware services	—	—	12,079	12,079
National Practices consulting	—	—	3,999	3,999
Other	—	—	230	230
Total revenue	$332,340	$150,083	$16,308	$498,731

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

Revenue for time and expense arrangements is recognized over time with value being transferred through our hourly fee arrangement at expected net realizable rates per hour, plus agreed-upon out-of-pocket expenses. The cumulative impact on any subsequent revision in the estimated realizable value of unbilled fees for a particular client project is reflected in the period in which the change becomes known.

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

National Practices

Managed networking, hardware services revenue consists of installation, maintenance and repair of computer hardware. These services are charged to a single customer based on cost plus an agreed-upon markup percentage, an arrangement that has existed since 1999.

National Practices consulting revenue is based upon a fixed fee, an hourly rate, or a percentage of savings. Revenue for fixed fee and time and expense arrangements is recognized over the performance period based upon actual hours incurred.

Transaction Price Allocated to Future Obligations

We are required to disclose the aggregate amount of transaction price allocated to performance obligations that have not yet been satisfied as of the reporting date. The guidance provides certain practical expedients that limit this requirement, including performance obligations that are part of a contract that has the duration of one year or less. Since the majority of our contracts are one year or less in duration, we have applied this practical expedient related to quantifying remaining performance obligations. In regards to contracts with terms in excess of one year, certain contract periods related to our government healthcare consulting, group health and benefits consulting, and property and casualty insurance businesses have an original specified contract duration in excess of one year; however, the agreements provide CBIZ and the client with the right to cancel or terminate the contract with no substantial penalty. We have applied the provisions of Topic 606 and the FASB Transition Resource Group memo number 10-14, and note that the definition of contract duration does not extend beyond the goods and services already transferred for contracts that provide both the Company and the client with the right to cancel or terminate the contract with no substantial penalty.

Note 4. Accounts Receivable, Net

Accounts receivable, net, at June 30, 2019 and December 31, 2018 were as follows (in thousands):

	June 30,	December 31,
	2019	2018
Trade accounts receivable	$200,721	$159,992
Unbilled revenue, at net realizable value	84,753	60,684
Total accounts receivable	285,474	220,676
Allowance for doubtful accounts	(13,693)	(13,389)
Accounts receivable, net	$271,781	$207,287

Note 5. Goodwill and Other Intangible Assets, Net

The components of goodwill and other intangible assets, net, at June 30, 2019 and December 31, 2018 were as follows (in thousands):

	June 30,	December 31,
	2019	2018
Goodwill	$566,009	$564,300
Intangible assets:
Client lists	182,184	181,564
Other intangible assets	9,452	9,447
Total intangible assets	191,636	191,011
Total goodwill and intangibles assets	757,645	755,311
Accumulated amortization:
Client lists	(119,306)	(112,905)
Other intangible assets	(5,914)	(5,397)
Total accumulated amortization	(125,220)	(118,302)
Goodwill and other intangible assets, net	$632,425	$637,009

Note 6. Depreciation and Amortization

Depreciation and amortization expense for property and equipment and intangible assets for the three and six months ended June 30, 2019 and 2018 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating expenses	$5,282	$5,825	$10,906	$11,507
Corporate general and administrative expenses	35	76	70	169
Total depreciation and amortization expense	$5,317	$5,901	$10,976	$11,676

Note 7. Debt and Financing Arrangements

Our primary financing arrangement is the $400 million unsecured credit facility, by and among CBIZ Operations, Inc., CBIZ, Inc. and Bank of America, N.A., as administrative agent and bank, and other participating banks (as amended and restated, the “2018 credit facility” and, prior to being amended and restated by the 2018 credit facility, the “2014 credit facility”), which provides us with the capital necessary to meet our working capital needs as well as the flexibility to continue with our strategic initiatives, including business acquisitions and share repurchases. The 2018 credit facility will mature in 2023. We also have an unsecured $20  million line of credit used to support our short-term funding requirements of payroll client fund obligations due to the investment of client funds, rather than liquidating client funds that have already been invested in available-for-sale securities. The line of credit, which terminates August 16, 2019, did not have a balance outstanding at June 30, 2019. As of June 30, 2019, we are in negotiations with the lender to extend this line of credit. Refer to our Annual Report on Form 10-K for the year ended December 31, 2018 for additional details of our debt and financing arrangements.

The balance outstanding under the 2018 credit facility was $159.0 million and $135.5 million at June 30, 2019 and December 31, 2018, respectively. Interest expense for the three months ended June 30, 2019 and 2018 was $1.6 million and $1.8 million, respectively. During the six months ended June 30, 2019 and 2018, interest expense under the 2018 credit facility and 2014 credit facility was $3.0 million and $3.6 million, respectively. We had approximately $229.2 million of available funds under the 2018 credit facility at June 30, 2019, net of outstanding letters of credit of $1.1 million. As of June 30, 2019, we were in compliance with our debt covenants.

Interest rates for the six months ended June 30, 2019 and 2018 were as follows:

	Six Months Ended
	June 30,
	2019	2018
Weighted average rates	3.20%	3.03%
Range of effective rates	2.12% - 5.50%	2.37% - 5.00%

Note 8. Commitments and Contingencies

Letters of Credit and Guarantees

We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $1.1 million and $1.1 million at June 30, 2019 and December 31, 2018, respectively. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.5 million and $2.9 million at June 30, 2019 and December 31, 2018, respectively.

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

Note 9. Financial Instruments

Available-for-sale Debt Securities

In connection with certain services provided by our payroll operations, we collect funds from our clients’ accounts in advance of paying client obligations. These funds held for clients are segregated and invested in accordance with our investment policy, which requires all investments carry an investment grade rating at the time of initial investment. These investments, primarily consisting of corporate and municipal bonds and US treasury bills, are classified as available-for-sale and are included in the “Funds held for clients” line item in the accompanying Consolidated Balance Sheets. The par value of these investments totaled $59.0 million and $55.7 million at June 30, 2019 and December 31, 2018, respectively, and had maturity or callable dates ranging from August 2019 through February 2024. The following table summarizes activities related to these investments for the six months ended June 30, 2019 and the twelve months ended December 31, 2018 (in thousands):

	Six Months Ended	Twelve Months Ended
	June 30, 2019	December 31, 2018
Fair value at beginning of period	$56,556	$51,101
Purchases	13,920	18,426
Redemptions	(311)	(1,793)
Maturities	(10,245)	(10,445)
Decrease in bond premium	(357)	(377)
Fair market value adjustment	1,144	(356)
Fair value at end of period	$60,707	$56,556

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

The following table summarizes our outstanding interest rate swaps and their classification in the accompanying Consolidated Balance Sheets at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	Notional	Fair
	Amount	Value	Balance Sheet Location
Interest rate swaps	$70,000	$(427)	Other non-current liability

	December 31, 2018
	Notional	Fair
	Amount	Value	Balance Sheet Location
Interest rate swaps	$70,000	$1,096	Other non-current assets

Under the terms of the interest rate swaps, we pay interest at a fixed rate of interest plus applicable margin as stated in the agreement, and receive interest that varies with the one-month LIBOR. The notional value, fixed rate of interest and expiration date of each interest rate swap as of June 30, 2019 was (i) $25 million – 1.300% - October 2020, (ii) $10 million – 1.120% - February 2021, (iii) $20 million – 1.770% - May 2022 and (iv) $15 million – 2.640% - June 2023. Refer to Note 10. Fair Value Measurements, for additional disclosures regarding fair value measurements.

The following table summarizes the effects of the interest rate swaps on the accompanying Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018 (in thousands):

	(Loss) Gain Recognized in AOCL, net of tax		(Loss) Reclassified from AOCL into Expense
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest rate swap	$(730)	$176	$(134)	$(87)

	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest rate swap	$(1,157)	$626	$(273)	$(125)

Note 10. Fair Value Measurements

The following table summarizes our assets and (liabilities) at June 30, 2019 and December 31, 2018, respectively, that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (in thousands):

	Level	June 30, 2019	December 31, 2018
Deferred compensation plan assets	1	$100,365	$84,435
Available-for-sale debt securities	1	$60,707	$56,556
Deferred compensation plan liabilities	1	$(100,365)	$(84,435)
Interest rate swaps	2	$(427)	$1,096
Contingent purchase price liabilities	3	$(28,005)	$(39,708)

During the six months ended June 30, 2019 and 2018, there were no transfers between the valuation hierarchy Levels 1, 2 and 3. The following table summarizes the change in Level 3 fair values of our contingent purchase price liabilities for the six months ended June 30, 2019 and 2018 (pre-tax basis) (in thousands):

	2019	2018
Beginning balance – January 1	$(39,708)	$(37,574)
Additions from business acquisitions	(1,806)	(12,361)
Settlement of contingent purchase price liabilities	13,316	6,457
Change in fair value of contingencies	561	(2,562)
Change in net present value of contingencies	(368)	(488)
Ending balance – June 30	$(28,005)	$(46,528)

Contingent Purchase Price Liabilities

Contingent purchase price liabilities result from our business acquisitions and are recorded at fair value at the time of acquisition and are presented as “Contingent purchase price liability — current” and “Contingent purchase price liability — non-current” in the accompanying Consolidated Balance Sheets. We estimate the fair value of our contingent purchase price liabilities using a probability-weighted discounted cash flow model. This fair value measure is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Fair value measurements characterized within Level 3 of the fair value hierarchy are measured based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value.

We probability weight risk-adjusted estimates of future performance of acquired businesses, then calculate the contingent purchase price based on the estimates and discount them to present value representing management’s best estimate of fair value. The fair value of the contingent purchase price liabilities are reassessed quarterly based on assumptions provided by practice group leaders and business unit controllers together with our corporate finance department. Any change in the fair value estimate is recorded in the earnings of that period. Refer to Note 14, Acquisitions, for further discussion of our acquisitions and contingent purchase price liabilities.

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

Note 11. Other Comprehensive Income

The following table is a summary of other comprehensive income and discloses the tax impact of each component of other comprehensive income for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net unrealized gain (loss) on available-for-sale securities, net of income taxes (1)	$312	$4	$822	$(326)
Net unrealized (loss) gain on interest rate swaps, net of income taxes (2)	(730)	176	(1,157)	626
Foreign currency translation	(4)	(6)	(6)	(12)
Total other comprehensive income	$(422)	$174	$(341)	$288

(1)

Net of income tax expense of $116 and $1 for the three months ended June 30, 2019 and 2018, respectively, and net of income tax expense (benefit) of $304 and ($121) for the six months ended June 30, 2019 and 2018, respectively.

(2)

Net of income tax (benefit) expense of ($225) and $54 for the three months ended June 30, 2019 and 2018, respectively, and net of income tax (benefit) expense of ($358) and $193 for the six months ended June 30, 2019 and 2018, respectively.

Accumulated other comprehensive loss, net of tax, was approximately $0.7 million and $0.5 million for the period ending June 30, 2019 and December 31, 2018, respectively. Accumulated other comprehensive loss consisted of adjustments, net of tax, for unrealized gains and losses on available-for-sale securities and interest rate swaps, and foreign currency translation.

Note 12. Employee Share Plans

On May 9, 2019, the CBIZ shareholders approved CBIZ, Inc. 2019 Stock Omnibus Incentive Plan, which amended and restated the CBIZ, Inc. 2014 Stock Incentive Plan (as amended and restated, the “2019 Plan”). The 2019 Plan expires in 2029 and provides for the grant of restricted stock awards, stock options and performance awards. The terms and vesting schedules for the share-based awards vary by type and date of grant. A maximum of 9.6 million stock-based compensation awards may be granted. Shares subject to award under the 2019 Plan may be either authorized but unissued shares of our common stock or treasury shares. Compensation expense for stock-based awards recognized during the three and six months ended June 30, 2019 and 2018 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Stock options	$479	$1,030	$998	$1,548
Restricted stock awards	1,153	1,383	2,082	2,302
Performance share units	285	—	319	—
Total stock-based compensation expense	$1,917	$2,413	$3,399	$3,850

Stock Options and Restricted Stock Awards – The following table presents our stock options and restricted stock award activity during the six months ended June 30, 2019 (in thousands, except per share data):

	Stock Options		Restricted Stock Awards
	Number of Options	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant-Date Fair Value (1)
Outstanding at beginning of year	3,622	$11.97	632	$15.35
Granted	—	$—	227	$19.78
Exercised or released	(378)	$8.05	(282)	$13.76
Expired or canceled	—	$—	—	$—
Outstanding at June 30, 2019	3,244	$12.43	577	$17.88
Exercisable at June 30, 2019	2,287	$10.65

(1)	Represents weighted average market value of the shares; awards are granted at no cost to the recipients.

Performance Share Units (“PSUs”) – PSUs are earned based on our financial performance over a contractual term of three years and the associated expense is recognized over that period based on the fair value of the award. A three-year cliff vesting schedule of the PSUs is dependent upon the Company’s performance relative to pre-established goals based on earnings per share target (weighted 70%) and total growth in revenue (weighted 30%). The fair value of PSUs is calculated using the market value of a share of our common stock on the date of grant. For performance achieved above specified levels, the recipient may earn additional shares of stock, not to exceed 200% of the number of PSUs initially granted.

The following table presents our PSU award activity during the six months ended June 30, 2019 (in thousands, except per share data):

	PSUs	Grant-Date Fair Value Per Unit
Outstanding at beginning of year	—	$—
Granted	173	$19.82
Vested	—	$—
Adjustments for performance results	—	$—
Expired or cancelled	—	$—
Outstanding at June 30, 2019	173	$19.82

Note 13. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the three and six months ended June 30, 2019 and 2018 (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Income from continuing operations	$16,614	$13,121	$54,179	$48,931
Denominator:
Basic
Weighted average common shares outstanding	54,090	54,594	54,188	54,334
Diluted
Stock options (1)	1,188	1,550	1,247	1,500
Restricted stock awards (1)	176	290	225	329
Contingent shares (2)	41	3	41	3
Diluted weighted average common shares outstanding (3)	55,495	56,437	55,701	56,166
Basic earnings per share from continuing operations	$0.31	$0.24	$1.00	$0.90
Diluted earnings per share from continuing operations	$0.30	$0.23	$0.97	$0.87

(1)

A total of 0.5 million and 0.5 million share based awards were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2019, respectively, and a total of 0.4 million and 0.7 million share based awards were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2018, respectively, as their effect would be anti-dilutive.

(2)

Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by us once future considerations have been met. Refer to Note 14, Acquisitions, for further details.

(3)

The denominator used in calculating diluted earnings per share did not include 173 thousand PSUs granted in March 2019. As of June 30, 2019, the performance conditions associated with these PSUs were not met and consequently none of these PSUs were considered as issuable for the three months and six months periods ended June 30, 2019.

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

Business Acquisitions in 2019

Effective January 1, 2019, we acquired substantially all of the assets of Wenner Group, LLC (“Wenner”), located in Denver, Colorado. Wenner is a full service accounting, tax, compliance and financial consulting firm. Operating results are reported in the Financial Services practice group.

Consideration for this acquisition consisted of approximately $1.3 million in cash consideration and $1.8 million in contingent consideration. Under the terms of the acquisition agreement, a portion of the purchase price is contingent on future performance of the business acquired. The maximum potential undiscounted amount of all future payments that we could be required to make under the contingent arrangements is $1.8 million, of which $0.6 million was recorded in “Contingent purchase price liability – current” and $1.2 million was recorded in “Contingent purchase price liability – non-current” in the accompanying Consolidated Balance Sheets at June 30, 2019. Refer to Note 10. Fair Value Measurements, for additional information regarding contingent purchase price liability fair value and fair value adjustments.

Annualized revenue attributable to Wenner is estimated to be approximately $2.4 million. Pro forma results of operations for this acquisition has not been presented because the effects of the acquisition was not significant to our “Income from continuing operations before income taxes.”

Business Acquisitions in 2018

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

Aggregate consideration for the InR and Laurus acquisitions consisted of approximately $23.4 million in cash consideration, $0.9 million in CBIZ common stock and $12.4 million in contingent consideration. Under the terms of these acquisition agreements, a portion of the purchase price is contingent on future performance of the business acquired. The maximum potential undiscounted amount of all future payments that we could be required to make under the contingent arrangements is $12.4 million, of which $3.4 million was recorded in “Contingent purchase price liability – current” and $9 million was recorded in “Contingent purchase price liability – non-current” in the accompanying Consolidated Balance Sheets at June 30, 2018. Refer to Note 10. Fair Value Measurements, for additional information regarding contingent purchase price liability fair value and fair value adjustments.

Annualized revenue for these acquisitions is estimated to be approximately $9.1 million. Pro forma results of operations for these acquisitions have not been presented because the effects of the acquisitions were not significant to our “Income from continuing operations before income taxes.”

The following table summarizes the amounts of identifiable assets acquired, liabilities assumed and aggregate purchase price for the acquisitions for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended
	June 30,
	2019	2018
Cash	$—	$306
Accounts receivable, net	550	1,920
Other assets	5	12
Identifiable intangible assets	654	3,864
Current liabilities	(288)	(1,717)
Total identifiable net assets	$921	$4,385
Goodwill	2,165	32,255
Aggregate purchase price	$3,086	$36,640

The goodwill of $2.2 million and $32.3 million arising from the acquisitions in the first half of 2019 and 2018, respectively, primarily results from expected future earnings and cash flows from the existing management team, as well as the synergies created by the integration of the new business within our organization, including cross-selling opportunities expected with our Financial Services practice group and the Benefits and Insurance Services practice group, to help strengthen our existing service offerings and expand our market position. All of the goodwill is deductible for income tax purposes.

Acquisitions of Client Lists

Except for client lists acquired through business acquisitions, we did not purchase any client lists during the six months ended June 30, 2019 and 2018, respectively.

Change in Contingent Purchase Price Liability for Previous Acquisitions

During the first half of 2019 and 2018, the fair value of the contingent purchase price liability related to prior acquisitions decreased by $0.2 million and increased by $3.1 million, respectively. The change in fair value during the first half of 2019 is mostly attributable to subsequent measurement adjustments based on projected future results of the acquired businesses, net present value adjustments and changes in stock price, while the change in fair value for the first half of 2018 is mostly attributable to the change in stock price related to the mark-to-market adjustment of future common stock issuances. These adjustments are included in “Other income (expense), net” in the accompanying Consolidated Statements of Comprehensive Income.

Contingent Payments for Previous Business Acquisitions and Client Lists

We paid $11.3 million in cash and issued approximately 98,000 shares of our common stock during the six months ended June 30, 2019 for previous acquisitions. For the same period in 2018, we paid $4.1 million in cash and issued approximately 56,000 shares of our common stock for previous acquisitions. For the first half of 2019 and 2018, we paid approximately $0.4 million and $0.5 million in cash for previous client list purchases.

Note 15. Discontinued Operations and Divestitures

We will divest (through sale or closure) business operations that do not contribute to our long-term objectives for growth, or that are not complementary to our target service offerings and markets.

Discontinued Operations

Divestitures are classified as discontinued operations provided they meet the criteria and treatment as discontinued operations. Discontinued operations primarily consist of two insignificant businesses units under the Financial Services practice group that were sold in 2015. During the first half of both 2019 and 2018, we did not discontinue the operations of any of our businesses.

Divestitures

Divested operations and assets that do not qualify for treatment as discontinued operations are recorded as “Gain on sale of operations, net” in the accompanying Consolidated Statements of Comprehensive Income. We recorded a gain of $0.6 million in the first half of 2019 related to a small accounting firm in the Financial Services practice group. We recorded a gain of $0.7 million in the first half of 2018 related to a small book of business under the Benefits and Insurance Services practice group.

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

Segment information for the three and six months ended June 30, 2019 and 2018 is presented below. We do not manage our assets on a segment basis, therefore segment assets are not presented below.

	Three Months Ended June 30, 2019
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$154,373	$72,127	$8,998	$—	$235,498
Operating expenses	128,158	61,075	8,204	711	198,148
Gross margin	26,215	11,052	794	(711)	37,350
Corporate general & admin	—	—	—	10,566	10,566
Operating income (loss)	26,215	11,052	794	(11,277)	26,784
Other (expense) income:
Interest expense	—	(14)	—	(1,573)	(1,587)
Gain on sale of operations, net	50	—	—	—	50
Other (expense) income, net	(66)	174	1	(3,420)	(3,311)
Total other (expense) income	(16)	160	1	(4,993)	(4,848)
Income (loss) from continuing operations before income tax expense	$26,199	$11,212	$795	$(16,270)	$21,936

	Three Months Ended June 30, 2018
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$151,737	$72,753	$8,151	$—	$232,641
Operating expenses	129,070	61,165	7,567	7,300	205,102
Gross margin	22,667	11,588	584	(7,300)	27,539
Corporate general & admin	—	—	—	9,993	9,993
Operating income (loss)	22,667	11,588	584	(17,293)	17,546
Other (expense) income:
Interest expense	—	(15)	—	(1,802)	(1,817)
Other (expense) income, net	(17)	30	—	617	630
Total other (expense) income	(17)	15	—	(1,185)	(1,187)
Income (loss) from continuing operations before income tax expense	$22,650	$11,603	$584	$(18,478)	$16,359

Segment information for the six months ended June 30, 2019 and 2018 was as follows (in thousands):

	Six Months Ended June 30, 2019
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$339,517	$148,382	$17,597	$—	$505,496
Operating expenses	262,616	122,446	16,204	12,378	413,644
Gross margin	76,901	25,936	1,393	(12,378)	91,852
Corporate general & admin	—	—	—	22,246	22,246
Operating income (loss)	76,901	25,936	1,393	(34,624)	69,606
Other income (expense):
Interest expense	—	(24)	—	(2,964)	(2,988)
Gain on sale of operations, net	547	—	—	—	547
Other (expense) income, net	(202)	195	1	5,955	5,949
Total other income	345	171	1	2,991	3,508
Income (loss) from continuing operations before income tax expense	$77,246	$26,107	$1,394	$(31,633)	$73,114

	Six Months Ended June 30, 2018
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$332,340	$150,083	$16,308	$—	$498,731
Operating expenses	262,103	122,298	14,842	10,609	409,852
Gross margin	70,237	27,785	1,466	(10,609)	88,879
Corporate general & admin	—	—	—	20,021	20,021
Operating income (loss)	70,237	27,785	1,466	(30,630)	68,858
Other income (expense):
Interest expense	—	(89)	—	(3,508)	(3,597)
Gain on sale of operations, net	—	—	—	663	663
Other income (expense), net	248	222	—	(1,069)	(599)
Total other income (expense)	248	133	—	(3,914)	(3,533)
Income (loss) from continuing operations before income tax expense	$70,485	$27,918	$1,466	$(34,544)	$65,325

NOTE 17. LEASES

We have operating leases primarily for office facilities, automobiles and information technology equipment. Office facilities account for approximately 96% of our total lease liability.

Balance sheet information related to the Company’s operating leases as of June 30, 2019 was as follows (in thousands):

June 30, 2019
Operating lease ROU assets	$145,303
Current portion of operating lease liabilities	29,100
Noncurrent portion of operating lease liabilities	136,958
Total operating lease liabilities	$166,058

June 30, 2019
Weighted-average remaining lease term	7.0 years
Weighted-average discount rate	4.0%

The components of lease expense and other lease information as of and during the three-month period ended June 30, 2019 are as follows (in thousands):

June 30, 2019
Operating lease cost	$9,216
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$9,199

The components of lease expense and other lease information as of and during the six-month period ended June 30, 2019 are as follows (in thousands):

June 30, 2019
Operating lease cost	$18,458
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$18,459

Our leases have remaining lease terms of 1 year to 11 years. These leases generally contain renewal options for periods ranging from two to five years. Because the Company is not reasonably certain to exercise these renewal options, the options are not considered in determining the lease term, and associated potential option payments are excluded from lease payments.  Expenses associated with operating leases was $38.0 million, $38.4 million and $37.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

A number of businesses acquired by us are located in properties owned indirectly by and leased from persons employed by the Company, none of whom are members of our senior management. In the aggregate, for the three and six month periods ending June 30, 2019 and 2018, we made lease payments to those related parties of approximately $0.5 million and $0.8 million, respectively, and $1.2 million and $1.7 million, respectively,

The following table summarizes the maturity of our operating lease liabilities as of June 30, 2019 (in thousands):

Operating Leases
2019	$18,002
2020	32,625
2021	28,372
2022	22,535
2023	20,808
Thereafter	71,044
Total undiscounted lease payments	193,386
Less: imputed interest	(27,328)
Total lease liabilities	$166,058

The following table summarizes the maturity of our operating lease commitments as of December 31, 2018 (in thousands):

Operating Leases
2019	$34,256
2020	30,419
2021	26,172
2022	20,358
2023	18,981
Thereafter	65,854
Total future minimum rental commitments	$196,040

Note 18. Subsequent Events

Effective July 1, 2019, we acquired substantially all of the assets of Paydayta, Inc. (d.b.a. Paytime) (“Paytime”), an Ohio-based payroll service provider with an annual revenue of approximately $4.0 million. Paytime is included as a component of our Benefit and Insurance Services practice group.

Effective July 1, 2019, we acquired substantially all of the assets of Gavion, LLC (“Gavion”). Gavion is a registered investment advisor based in Memphis, Tennessee. Gavion provides investment consulting services to a diverse base of institutional clients encompassing both traditional and alternative strategies. Gavion manages more than $27.0 billion of client assets and generates an annual revenue of approximately $4.0 million. Gavion is included as a component of our Benefit and Insurance Services practice group.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we”, “us”, “our”, "CBIZ" or the "Company" shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.

The following discussion is intended to assist in the understanding of our financial position at June 30, 2019 and December 31, 2018, results of operations for the three months and six months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2018. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2018.

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

Executive Summary

Revenue for the three months ended June 30, 2019 increased $2.9 million, or 1.2%, to $235.5 million from $232.6 million for the same period in 2018. The increase was driven primarily by higher same-unit revenue.

Revenue for the six months ended June 30, 2019 increased $6.8 million, or 1.4%, to $505.5 million from $498.7 million for the same period in 2018. The increase in revenue was mainly attributable to an increase in same-unit revenue of $5.6 million, or 1.2%. In addition, revenue from newly acquired operations, net of divestitures, contributed $1.2 million, or 0.2%, of the growth. A detailed discussion of revenue by practice group is included under “Operating Practice Groups.”

Income from continuing operations was $16.6 million, or $0.30 per diluted share, in the second quarter of 2019, compared to $13.1 million, or $0.23 per diluted share, in the second quarter of 2018. For the first half of 2019, income from continuing operations was $54.2 million, or $0.97 per diluted share, compared to $48.9 million, or $0.87 per diluted share, for the same period in 2018. Refer to “Results of Operations – Continuing Operations” for a detailed discussion of the components of income from continuing operations.

Strategic Use of Capital

Our first priority for the use of capital is to make strategic acquisitions. During the first half of 2019, we acquired the Wenner Group (“Wenner”). Refer to Note 14. Acquisitions, to the accompanying consolidated financial statements for further discussions on acquisitions.

We also have the financing flexibility and the capacity to take an opportunistic approach towards share repurchases. We believe that repurchasing shares of our common stock is a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our shareholders. We repurchased 1.0 million shares of our common stock at a total cost of approximately $19.9 million in the first half of 2019.

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

Results of Operations – Continuing Operations

Revenue

The following tables summarize total revenue for the three and six months ended June 30, 2019 and 2018 (in thousands except percentages).

	Three Months Ended June 30,
	2019	% of Total	2018	% of Total	$ Change	% Change
Financial Services	$154,373	65.6%	$151,737	65.2%	$2,636	1.7%
Benefits and Insurance Services	72,127	30.6%	72,753	31.3%	(626)	(0.9)%
National Practices	8,998	3.8%	8,151	3.5%	847	10.4%
Total CBIZ	$235,498	100.0%	$232,641	100.0%	$2,857	1.2%

	Six Months Ended June 30,
	2019	% of Total	2018	% of Total	$ Change	% Change
Financial Services	$339,517	67.2%	$332,340	66.6%	$7,177	2.2%
Benefits and Insurance Services	148,382	29.4%	150,083	30.1%	(1,701)	(1.1)%
National Practices	17,597	3.5%	16,308	3.3%	1,289	7.9%
Total CBIZ	$505,496	100.0%	$498,731	100.0%	$6,765	1.4%

A detailed discussion of same-unit revenue by practice group is included under “Operating Practice Groups.”

Operating Expenses

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
	(In thousands, except percentages)
Operating expenses	$198,149	$205,102	$(6,953)	(3.4)%
Operating expenses % of revenue	84.1%	88.2%

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
	(In thousands, except percentages)
Operating expenses	$413,644	$409,852	$3,792	0.9%
Operating expenses % of revenue	81.8%	82.2%

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

Three months ended June 30, 2019 compared to June 30, 2018. Total operating expenses for the second quarter of 2019 decreased by $6.9 million, or 3.4%, to $198.1 million as compared to $205.1 million in the second quarter of 2018. The decrease in operating expense was primarily due to a $4.8 million increase in the value of the non-qualified deferred compensation plan. The non-qualified deferred compensation reduced operating expense by $3.0 million in the second quarter of 2019 compared to an additional $1.8 million of expense during the same period in 2018. Excluding the non-qualified deferred compensation expenses, operating expenses would have been $201.1 million and $203.3 million, or 85.4% and 87.4% of revenue, for the second quarter of 2019 and 2018, respectively.

The majority of our operating expenses relate to personnel costs, which includes (i) salaries and benefits, (ii) commissions paid to producers (iii) incentive compensation, and (iv) share-based compensation. Personnel costs for the second quarter 2019 decreased by approximately $0.6 million, or 0.4%, as compared to the same period in 2018. Second quarter 2018 personnel costs was unfavorably impacted by a $0.5 million additional compensation expense due to acceleration of certain stock based awards. Personnel costs are discussed in further detail under “Operating Practice Groups.” In addition, other components of operating expense decreased by approximately $1.4 million due to continued improvement in operation efficiency.

Six months ended June 30, 2019 compared to June 30, 2018. Total operating expenses for the first half of 2019 increased by $3.8 million, or 0.9%, to $413.6 million as compared to $409.9 million in the same period of 2018. The increase in operating expense was primarily due to a $3.5 million decrease in value of the non-qualified deferred compensation. The non-qualified deferred compensation added $5.2 million of expense for the first half of 2019 compared to $1.7 million during the same period in 2018. Excluding the non-qualified deferred compensation expenses, operating expenses would have been $408.4 million and $408.1 million, or 80.8% and 81.8% of revenue, for the first half of 2019 and 2018, respectively.

Personnel costs increased $1.9 million, or 0.6%, primarily due to the impact of acquisitions, which was offset by approximately $1.6 million decrease in other operating costs due to continued improvement in operation efficiency.

Corporate General & Administrative (“G&A”) Expenses

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
	(In thousands, except percentages)
G&A expenses	$10,566	$9,993	$573	5.7%
G&A expenses % of revenue	4.5%	4.3%

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
	(In thousands, except percentages)
G&A expenses	$22,246	$20,021	$2,225	11.1%
G&A expenses % of revenue	4.4%	4.0%

Three months ended June 30, 2019 compared to June 30, 2018. The increase in our G&A expenses is primarily due to higher marketing and personnel costs to support sales growth. G&A expenses as a percentage of revenue remained relatively unchanged from the same quarter in 2018. Personnel costs were $5.9 million, or 2.5% of revenue, in the second of quarter of 2019 compared to $5.7 million, or 2.4% of revenue, for the same period in 2018. G&A expenses, excluding the impact of the non-qualified deferred compensation plan, would have been $10.9 million and $9.8 million, or 4.6% and 4.2% of revenue, for the second quarter of 2019 and 2018, respectively.

Six months ended June 30, 2019 compared to June 30, 2018. Our G&A expenses increased primarily due to the same factors as discussed above in the quarterly section. Personnel costs increased by $0.4 million, or 3.6%, due to an increase in compensation expense. Marketing expense increased by $0.6 million. G&A expenses, excluding the impact of the non-qualified deferred compensation plan, would have been $21.7 million and $19.9 million, or 4.3% and 4.0% of revenue, for the first half of 2019 and 2018, respectively.

Other (Expense) Income, Net

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
	(In thousands, except percentages)
Interest expense	$(1,587)	$(1,817)	$230	(12.7)%
Gain on sale of operations, net	50	—	50	NM
Other (expense) income, net (1)	(3,311)	630	(3,941)	(625.6)%
Total other (expense) income, net	$(4,848)	$(1,187)	$(3,661)	308.4%

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
	(In thousands, except percentages)
Interest expense	$(2,988)	$(3,597)	$609	(16.9)%
Gain on sale of operations, net	547	663	(116)	(17.5)%
Other income (expense), net (2)	5,949	(599)	6,548	NM
Total other (expense) income, net	$3,508	$(3,533)	$7,041	(199.3)%

(1)

Other (expense) income, net includes a net loss of $3.4 million in the second quarter of 2019, compared to a net gain of $2.0 million for the same period in 2018, associated with the value of investments held in a rabbi trust related to the deferred compensation plan. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan are offset by a corresponding increase or decrease to compensation expense, which is recorded as “Operating expenses” and “G&A expenses” in the accompanying Consolidated Statements of Comprehensive Income. The deferred compensation plan has no impact on “Income from continuing operations before income tax expense” or diluted earnings per share from continuing operations.

(2)

Other income (expense), net includes a net gain of $5.7 million during the six months ended June 30, 2019, compared to a net gain of $1.9 million for the same period in 2018, associated with the value of investments held in a rabbi trust related to the deferred compensation plan. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan are offset by a corresponding increase or decrease to compensation expense, which is recorded as “Operating expenses” and “G&A expenses” in the accompanying Consolidated Statements of Comprehensive Income. The deferred compensation plan has no impact on “Income from continuing operations before income tax expense” or diluted earnings per share from continuing operations.

Interest Expense

Three and six months ended June 30, 2019 compared with June 30, 2018. Our primary financing arrangement is the 2018 credit facility. For the second quarter of 2019, our average debt balance and interest rate was $171.7 million and 3.21%, compared to $209.1 million and 3.07% for the second quarter of 2018. For the first half of 2019, our average debt balance and interest rate was $161.5 million and 3.20%, compared to $202.3 million and 3.03% for the first half of 2018. The decrease in interest expense for the quarter and six months ended June 30, 2019 as compared to the same periods in 2018 was primarily driven by lower average debt balances. Our indebtedness is further discussed in Note 7, Debt and Financing Arrangements, to the accompanying consolidated financial statements.

Gain on Sale of Operations, Net

Three and six months ended June 30, 2019 compared with June 30, 2018. We sold a small accounting firm in the Financial Services practice group during the first half of 2019 for a net gain of $0.5 million.  We sold a book of business under the Benefits and Insurance Services practice group during the first half of 2018 for a net gain of $0.7 million.

Other Income (Expense), Net

Three and six months ended June 30, 2019 compared with June 30, 2018. For the second quarter of 2019, other income (expense), net, includes a net loss of $3.4 million associated with the non-qualified deferred compensation plan as well as a $0.1 million net increase to the fair value of our contingent purchase price liability related to prior acquisitions. For the same period in 2018, other income (expense), net, includes a net gain of $2.0 million associated with the non-qualified deferred compensation plan as well as a $1.4 million net increase to the fair value of our contingent purchase price liability related to prior acquisitions.

For the first half of 2019, other income (expense), net, includes a net gain of $5.7 million associated with the non-qualified deferred compensation plan as well as a $0.2 million net decrease to the fair value of our contingent purchase price liability related to prior acquisitions. For the same period in 2018, other income (expense), net, includes a net loss of $1.9 million associated with the non-qualified deferred compensation plan as well as a $3.1 million net increase to the fair value of our contingent purchase price liability related to prior acquisitions. Also included in other income (expense) net, for the first half of 2018 is $0.6 million in proceeds from business interruption insurance related to Hurricane Irma which did not recur in the first half of 2019.

Income Tax Expense

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
	(In thousands, except percentages)
Income tax expense	$5,322	$3,238	$2,084	64.4%
Effective tax rate	24.3%	19.8%

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
	(In thousands, except percentages)
Income tax expense	$18,935	$16,394	$2,541	15.5%
Effective tax rate	25.9%	25.1%

Three and six months ended June 30, 2019 compared with June 30, 2018. Income tax expense for the second quarter of 2019 was $5.3 million, which resulted in an effective tax rate of 24.3%, compared to income tax expense of $3.2 million, which resulted in an effective tax rate of 19.8%, for the second quarter of 2018. The increase in the effective tax rate in the second quarter of 2019 compared to the second quarter of 2018 was primarily due to decrease in the tax benefit recognized for share based compensation expense.

Income tax expense for the first half of 2019 was $18.9 million, which resulted in an effective tax rate of 25.9%, compared to income tax expense of $16.4 million, which resulted in an effective tax rate of 25.1%, for the first half of 2018.

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

Financial Services

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$153,833	$150,616	$3,217	2.1%
Acquired businesses	540	—	540
Divested operations	—	1,121	(1,121)
Total revenue	$154,373	$151,737	$2,636	1.7%
Operating expenses	128,158	129,070	(912)	(0.7)%
Gross margin	$26,215	$22,667	$3,548	15.7%
Gross margin percent	17.0%	14.9%

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$337,372	$329,401	$7,971	2.4%
Acquired businesses	2,145	—	2,145
Divested operations	—	2,939	(2,939)
Total revenue	$339,517	$332,340	$7,177	2.2%
Operating expenses	262,616	262,103	513	0.2%
Gross margin	$76,901	$70,237	$6,664	9.5%
Gross margin percent	22.7%	21.1%

Three months ended June 30, 2019 compared to June 30, 2018

Revenue

The Financial Services practice group revenue during the second quarter of 2019 grew by 1.7% to $154.4 million from $151.7 million in the second quarter of 2018, primarily reflecting same-unit growth of $3.2 million, or 2.1%, driven by those units that provide traditional accounting and tax related services. Revenue from traditional accounting and tax related services increased by $4.8 million, or 6.2%, primarily due to favorable pricing. This increase was offset by approximately $1.7 million, or 2.6%, decrease in business units that provide consulting services

The acquisitions of Wenner and Laurus Transaction Advisors, LLC (“Laurus) contributed approximately $0.5 million of incremental revenue. Divested operations consists of two small accounting offices, which did not have material financial impact to the overall operation of the Financial Services practice group.

We provide a range of services to affiliated CPA firms under joint referral and administrative service agreements (“ASAs”). Fees earned under the ASAs are recorded as revenue in the accompanying Consolidated Statements of Comprehensive Income and were approximately $41.8 million and $39.9 million for the three months ended June 30, 2019 and 2018, respectively.

Operating Expenses

Operating expenses decreased by $0.9 million, or 0.7%, during the second quarter of 2019. Operating expense as a percentage of revenue decreased to 83.0% from 85.1% for the prior year period, primarily due to leveraging personnel costs and other operating expenses with the increase in revenue. Personnel costs remained relatively unchanged as compared to the second quarter of 2018.

Six months ended June 30, 2019 compared to June 30, 2018

Revenue

Revenue for the first half of 2019 grew by 2.2% to $339.5 million from $332.3 million in 2018. Same-unit growth of $8.0 million, or 2.4%, was driven by those units that provide traditional accounting and tax related services, which increased by $7.3 million, or 3.9%, due to the same factors as discussed above in the quarterly section. The acquisitions of Wenner and Laurus contributed approximately $2.1 million incremental revenue. Divested operations consists of two small accounting offices.

Fees earned under the ASAs, as described above, were approximately $92.0 million and $90.9 million for the six months ended June 30, 2019 and 2018, respectively.

Operating Expenses

Operating expenses increased by $0.5 million, or 0.2%, for the six months ended June 30, 2019. Operating expense as a percentage of revenue decreased to 77.3% from 78.9% for the prior year period, primarily due to leveraging personnel costs and other operating expenses with the increase in revenue. Personnel costs increased by $2.0 million, or 0.9%, with acquisitions contributing approximately $0.9 million to the increase in personnel costs. The increase in personnel costs was offset by a reduction in other operating expenses.

Benefits and Insurance Services

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$71,593	$72,753	$(1,160)	(1.6)%
Acquired businesses	534	—	534
Total revenue	$72,127	$72,753	$(626)	(0.9)%
Operating expenses	61,075	61,165	(90)	(0.1)%
Gross margin	$11,052	$11,588	$(536)	(4.6)%
Gross margin percent	15.3%	15.9%

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$146,407	$150,083	$(3,676)	(2.4)%
Acquired businesses	1,975	—	1,975
Total revenue	$148,382	$150,083	$(1,701)	(1.1)%
Operating expenses	122,446	122,298	148	0.1%
Gross margin	$25,936	$27,785	$(1,849)	(6.7)%
Gross margin percent	17.5%	18.5%

Three months ended June 30, 2019 compared to June 30, 2018

Revenue

The Benefits and Insurance Services practice group revenue during the second quarter of 2019 decreased by $0.6 million, or 0.9%, to $72.2 million compared to $72.8 million for the same period in 2018, primarily due to a decrease in same-unit revenue of $1.2 million, or 1.6%, as a result of lower non-recurring transactional revenue. The acquisition of Sequoia Institutional Services (“Sequoia”) contributed $0.5 million in incremental revenue for the second quarter of 2019.

Operating Expenses

Operating expenses decreased by $0.1 million, or 0.1%, during the second quarter of 2019. Operating expense as a percentage of revenue increased to 84.7% from 84.1% of revenue for the same period in 2018, primarily due to lower revenue. Personnel costs increased by $0.4 million, or 0.8%, with acquisition of Sequoia contributing approximately $0.3 million to the increase in personnel costs. The increase in personnel costs was offset by approximately $0.3 million decrease in other operating expenses.

Six months ended June 30, 2019 compared to June 30, 2018

Revenue

Revenue for the first half of 2019 decreased by $1.7 million, or 1.1%, to $148.4 million compared to $150.1 million for the same period in 2018, primarily due to a decrease in same-unit revenue of $3.7 million, or 2.4%, caused by decrease in non-recurring transactional revenue as well as decrease from our core benefit and insurance services. The acquisition of InR Advisory Services, LLC (“InR”) and Sequoia contributed $2.0 million in incremental revenue for the first half of 2019.

Operating Expenses

Operating expenses increased by $0.1 million, or 0.1%, for the six months ended June 30, 2019. Operating expense as a percentage of revenue increased to 82.5% from 81.5% of revenue for the prior year due to the same factors as discussed above in the quarterly section. Personnel costs increased by $0.4 million, or 0.4%, with acquisitions contributing approximately $1.0 million to the increase in personnel costs. The increase in personnel costs was offset by approximately $0.3 million decrease in other operating expenses.

National Practices

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$8,998	$8,151	$847	10.4%
Operating expenses	8,204	7,567	637	8.4%
Gross margin	$794	$584	$210	36.0%
Gross margin percent	8.8%	7.2%

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$17,597	$16,308	$1,289	7.9%
Operating expenses	16,204	14,842	1,362	9.2%
Gross margin	$1,393	$1,466	$(73)	(5.0)%
Gross margin percent	7.9%	9.0%

Three and six months ended June 30, 2019 compared to June 30, 2018

Revenue and Operating Expenses

The National Practices group is primarily driven by a cost-plus contract with a single client, which has existed since 1999. The cost-plus contract is a five year contract with the most recent renewal through December 31, 2023. Revenues from this single client accounted for approximately 75% of the National Practice group’s revenue. For the second quarter and first half of 2019, revenue increased by $0.8 million, or 10.4%, and $1.3 million, or 7.9%, respectively, while operating expenses increased $0.6 million, or 8.4%, and $1.4 million, or 9.2%, driven by an increase in salaries and benefits.

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

Accounts receivable balances increase in response to the increase in first quarter revenue generated by the Financial Services practice group. A significant amount of this revenue is billed and collected in subsequent quarters. Days sales outstanding (“DSO”) from continuing operations represent accounts receivable and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve months daily revenue. We provide DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of our ability to collect on receivables in a timely manner. DSO was 90 days and 70 days at June 30, 2019 and December 31, 2018, respectively. DSO at June 30, 2018 was 87 days.

The following table presents selected cash flow information (in thousands). For additional details, refer to the accompanying Consolidated Statements of Cash Flows.

	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$19,580	$41,106
Net cash used in investing activities	(10,879)	(31,084)
Net cash used in financing activities	(42,076)	(75,530)
Net decrease in cash, cash equivalents and restricted cash	$(33,375)	$(65,508)

Operating Activities

Cash provided by operating activities was $19.6 million during the six months ended June 30, 2019 primarily due to $54.1 million of net income and certain non-cash items, such as depreciation and amortization expense, totaling approximately $15.8 million.  This cash inflow was offset by $50.1 million cash used to fund working capital needs. On January 1, 2019, we adopted the New Lease Standard, which had a significant impact on total assets and liabilities, but had no impact on results of operations or operating cash flow. Cash provided by operating activities was $41.1 million during the six months ended June 30, 2018 primarily due to net income of $49.0 million and certain non-cash items, such has depreciation and amortization expense, of $18.9 million in aggregate. This cash inflow was offset by working capital use of cash of $26.6 million to fund operations.

Investing Activities

Cash used in investing activities for the first half of 2019 consisted primarily of $6.9 million capital expenditures, $3.0 million net activity related to funds held for clients and $1.3 million cash used to acquire Wenner. Cash used in investing activities for the first half of 2018 consisted primarily of $23.7 million of cash used related to the acquisitions of Laurus and InR, $5.5 million capital expenditures, and $2.2 million net activity related to funds held for clients.

The balances in funds held for clients and client fund obligations can fluctuate with the timing of cash receipts and the related cash payments. The nature of these accounts is further described in Note 1, Organization and Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Financing Activities

Cash used in financing activities for the first half of 2019 primarily consisted of $34.9 million net decrease in client fund obligations, $21.7 million used to repurchase our common stock, as well as $11.7 million in contingent consideration payments related to prior acquisitions, partially offset by $23.5 million in net proceeds from additional borrowings under our 2018 credit facility.

Cash used in financing activities for the first half of 2018 primarily consisted of $71.3 million net decrease in client fund obligations and $4.6 million in contingent consideration payments related to prior acquisitions.

Capital Resources

2018 Credit Facility

At June 30, 2019, we had $159.0 million outstanding under the 2018 credit facility as well as letters of credit and performance guarantees totaling $3.6 million. Available funds under the 2018 credit facility, based on the terms of the commitment, were approximately $229.2 million at June 30, 2019. The weighted average interest rate under the 2018 credit facility was 3.20% in the first half of 2019, compared to 3.03% for the same period in 2018. The 2018 credit facility allows for the allocation of funds for future strategic initiatives, including acquisitions and the repurchase of our common stock, subject to the terms and conditions of the 2018 credit facility.

Debt Covenant Compliance

We are required to meet certain financial covenants with respect to (i) total leverage ratio and (ii) a minimum fixed charge coverage ratio. We are in compliance with our covenants as of June 30, 2019. Our ability to service our debt and to fund future strategic initiatives will depend upon our ability to generate cash in the future.

For further discussion regarding our credit facility and debt, refer to Note 7. Debt and Financing Arrangements, to the accompanying consolidated financial statements.

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

•

We completed one acquisition during the six months ended June 30, 2019. For further details on acquisitions, refer to Note 14. Acquisitions, to the accompanying condensed consolidated financial statements.

•

In the first half of 2019, we repurchased approximately 1.0 million shares of our common stock at a total cost of approximately $19.9 million, compared to 0.1 million shares of our common stock at a total cost of approximately $2.7 million for the same period in 2018. For the first half of 2019 and 2018, we withheld approximately 0.1 million and 0.1 million shares, respectively, with an aggregate value of approximately $1.9 million and $1.7 million, respectively, from employees who exercised stock options or who received vested restricted stock awards. Such shares were withheld, if applicable, to cover the required tax withholdings.

Off-Balance Sheet Arrangements

We maintain administrative service agreements with independent CPA firms (as described more fully under “Business – Financial Services” and in Note 1. Basis of Presentation and Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018), which qualify as variable interest entities. The accompanying consolidated financial statements do not reflect the operations or accounts of variable interest entities as the impact is not material to the financial condition, results of operations, or cash flows of CBIZ.

We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $1.1 million at both June 30, 2019 and December 31, 2018. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at June 30, 2019 and December 31, 2018 totaled $2.5 million and $2.9 million, respectively.

We have various agreements under which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by us under such indemnification clauses is generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2019, we are not aware of any material obligations arising under indemnification agreements that would require payment.

Critical Accounting Policies

The SEC defines critical accounting policies as those that are most important to the portrayal of a company’s financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our discussion and analysis of our results of operations, financial condition and liquidity are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities as of the date of the financial statements. As more information becomes known, these estimates and assumptions could change, which would have an impact on actual results that may differ materially from these estimates and judgments under different assumptions. We have not made any changes in estimates or judgments that have had a significant effect on the reported amounts as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

New Accounting Pronouncements

Refer to Note 2. New Accounting Pronouncements, to the accompanying consolidated financial statements for a discussion of recently issued accounting pronouncements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our floating rate debt under our 2018 credit facility exposes us to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which we could borrow funds under the credit facility. Balance outstanding under our credit facility at June 30, 2019 was $159.0 million, of which $89.0 million is subject to rate risk. If market rates were to increase or decrease 100 basis points from the levels at June 30, 2019, interest expense would increase or decrease approximately $0.9 million annually.

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

At June 30, 2019, we had four interest rate swaps with notional values, fixed rates of interest and expiration dates of (i) $25.0 million – 1.300% - October 2020; (ii) $10.0 million – 1.120% - February 2021, (iii) $20.0 million – 1.770% - May 2022; and (iv) $15.0 million – 2.640% - June 2023, respectively. Management will continue to evaluate the potential use of interest rate swaps as we deem appropriate under certain operating and market conditions. We do not enter into derivative instruments for trading or speculative purposes.

In connection with the services provided by our payroll operations, funds collected from our clients’ accounts in advance are segregated and may be invested in short-term investments, such as corporate and municipal bonds. In accordance with our investment policy, all investments carry an investment grade rating at the time of the initial acquisition, and are classified as available-for-sale securities. At each respective balance sheet date, these investments are adjusted to fair value with fair value adjustments being recorded to other comprehensive income or loss and reflected in the accompanying Consolidated Statements of Comprehensive Income for the respective period. If an investment is deemed to be other-than-temporarily impaired due to credit loss, then the adjustment is recorded to “Other income (expense), net” in the accompanying Consolidated Statements of Comprehensive Income. Refer to Note 9. Financial Instruments, and Note 10. Fair Value Measurements, to the accompanying consolidated financial statements for further discussion regarding these investments and the related fair value assessments.

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

(b) Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our operating lease contracts and properly assessed the impact of the new accounting standard related to leases on our financial statements to facilitate the adoption on January 1, 2019. There were no significant changes to our internal control over financial reporting due to the adoption of the lease standard. Refer to Note 2. New Accounting Pronouncements, for further information.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent sales of unregistered securities

During the six months ended June 30, 2019, we issued approximately 98 thousand shares of our common stock as payment for contingent consideration for previous acquisitions.

(c) Issuer purchases of equity securities

During the first quarter of 2019, our Board of Directors authorized the continuation of the Share Repurchase Program, which has been renewed annually for the past fifteen years. It is effective beginning April 1, 2019, to which the amount of shares to be purchased will be reset to 5.0 million, and expires one year from the effective date. The Share Repurchase Program allows us to purchase shares of our common stock (i) in the open market, (ii) in privately negotiated transactions, and (iii) under Rule 10b5-1 trading plans. Privately negotiated transactions may include purchases from our employees, Officers and Directors, in accordance with SEC rules. Rule 10b5-1 trading plans allow for repurchases during periods when we would not normally be active in the trading market due to regulatory restrictions. The Share Repurchase Program does not obligate us to acquire any specific number of shares and may be suspended at any time.

Shares repurchased during the three months ended June 30, 2019 (reported on a trade-date basis) are summarized in the table below (in thousands, except per share data). During the second quarter of 2019, approximately 95 thousand shares were purchased from stock plan recipients in lieu of cash to satisfy certain tax obligations under the 2014 Plan. Average price paid per share includes fees and commissions.

	Issuer Purchases of Equity Securities
Second Quarter Purchases	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
April 1 – April 30, 2019	179	$19.72	179	4,821
May 1 – May 31, 2019	337	$19.70	337	4,484
June 1 – June 30, 2019	—	$—	—	4,484
Second quarter purchases	516	$—	516

According to the terms of our 2018 credit facility, we are not permitted to declare or make any dividend payments, other than dividend payments made by one of our wholly owned subsidiaries to the parent company. Refer to Note 9. Debt and Financing Arrangements, to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2018 for a description of working capital restrictions and limitations on the payment of dividends.

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

101 *

The following materials from CBIZ, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018, (iii) Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2019 and 2018; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, and (v) Notes to the Consolidated Financial Statements.

*	Indicates documents filed herewith.
**	Indicates document furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBIZ, Inc.
(Registrant)

Date:	August 2, 2019	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer