Form 10-Q
period 2019-09-30
CBIZ, Inc.
filed 2019-11-01
CIK 944148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 Par Value	CBZ	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at October 29, 2019
Common Stock, par value $0.01 per share	54,908,734

CBIZ, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$2,723	$640
Restricted cash	35,739	27,481
Accounts receivable, net	260,969	207,287
Other current assets	25,020	26,841
Current assets before funds held for clients	324,451	262,249
Funds held for clients	123,448	161,289
Total current assets	447,899	423,538
Non-current assets:
Property and equipment, net	38,118	34,205
Goodwill and other intangible assets, net	658,442	637,009
Assets of deferred compensation plan	100,529	84,435
Operating lease right-of-use asset, net	148,870	—
Other non-current assets	3,205	3,844
Total non-current assets	949,164	759,493
Total assets	$1,397,063	$1,183,031
LIABILITIES
Current liabilities:
Accounts payable	$63,725	$58,630
Income taxes payable	7,104	464
Accrued personnel costs	54,830	63,953
Contingent purchase price liability	15,839	22,538
Operating lease liability	29,513	—
Other current liabilities	15,937	13,656
Current liabilities before client fund obligations	186,948	159,241
Client fund obligations	123,133	162,073
Total current liabilities	310,081	321,314
Non-current liabilities:
Bank debt	160,000	135,500
Debt issuance costs	(1,256)	(1,526)
Total long-term debt	158,744	133,974
Income taxes payable	3,681	3,402
Deferred income taxes, net	9,882	6,764
Deferred compensation plan obligations	100,529	84,435
Contingent purchase price liability	16,030	17,170
Operating lease liability	139,796	—
Other non-current liabilities	2,024	22,309
Total non-current liabilities	430,686	268,054
Total liabilities	740,767	589,368
STOCKHOLDERS' EQUITY
Common stock	1,324	1,314
Additional paid in capital	706,450	692,398
Retained earnings	480,729	408,963
Treasury stock	(531,356)	(508,530)
Accumulated other comprehensive income (loss)	(851)	(482)
Total stockholders’ equity	656,296	593,663
Total liabilities and stockholders’ equity	$1,397,063	$1,183,031

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$239,790	$224,249	$745,286	$722,980
Operating expenses	209,146	198,607	622,790	608,459
Gross margin	30,644	25,642	122,496	114,521
Corporate general and administrative expenses	11,670	10,279	33,916	30,300
Operating income	18,974	15,363	88,580	84,221
Other income (expense):
Interest expense	(1,521)	(1,614)	(4,509)	(5,211)
(Loss) gain on sale of operations, net	(145)	—	402	663
Other income, net	6,767	3,143	12,716	2,544
Total other income (expense), net	5,101	1,529	8,609	(2,004)
Income from continuing operations before income tax expense	24,075	16,892	97,189	82,217
Income tax expense	6,069	3,297	25,004	19,691
Income from continuing operations	18,006	13,595	72,185	62,526
(Loss) gain from discontinued operations, net of tax	(200)	(9)	(318)	17
Net income	$17,806	$13,586	$71,867	$62,543
Earnings (loss) per share:
Basic:
Continuing operations	$0.33	$0.25	$1.33	$1.15
Discontinued operations	—	—	(0.01)	—
Net income	$0.33	$0.25	$1.32	$1.15
Diluted:
Continuing operations	$0.32	$0.24	$1.29	$1.11
Discontinued operations	—	—	(0.01)	—
Net income	$0.32	$0.24	$1.28	$1.11
Basic weighted average shares outstanding	54,268	54,794	54,215	54,489
Diluted weighted average shares outstanding	55,816	56,740	55,778	56,393
Comprehensive income:
Net income	$17,806	$13,586	$71,867	$62,543
Other comprehensive income, net of tax	(129)	55	(470)	343
Comprehensive income	$17,677	$13,641	$71,397	$62,886

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

							Accumulated
	Issued			Additional			Other
	Common	Treasury	Common	Paid-In	Retained	Treasury	Comprehensive
	Shares	Shares	Stock	Capital	Earnings	Stock	(Loss) Gain	Totals
June 30, 2019	132,108	77,428	$1,321	$700,800	$462,923	$(530,262)	$(722)	$634,060
Net income	—	—	—	—	17,806	—	—	17,806
Other comprehensive income	—	—	—	—	—	—	(129)	(129)
Share repurchases	—	48	—	—	—	(1,094)	—	(1,094)
Stock options exercised	180	—	2	1,810	—	—	—	1,812
Share-based compensation	—	—	—	1,859	—	—	—	1,859
Business acquisitions	97	—	1	1,981	—	—	—	1,982
September 30, 2019	132,385	77,476	$1,324	$706,450	$480,729	$(531,356)	$(851)	$656,296

							Accumulated
	Issued			Additional			Other
	Common	Treasury	Common	Paid-In	Retained	Treasury	Comprehensive
	Shares	Shares	Stock	Capital	Earnings	Stock	(Loss) Gain	Totals
June 30, 2018	131,132	75,703	$1,311	$686,983	$395,881	$(495,455)	$106	$588,826
Net income	—	—	—	—	13,586	—	—	13,586
Other comprehensive income	—	—	—	—	—	—	55	55
Share repurchases	—	160	—	—	—	(3,712)	—	(3,712)
Restricted stock	—	—	(1)	1	—	—	—	—
Stock options exercised	224	—	3	1,648	—	—	—	1,651
Share-based compensation	—	—	—	1,508	—	—	—	1,508
Business acquisitions	—	—	1	—	—	—	—	1
September 30, 2018	131,356	75,863	$1,314	$690,140	$409,467	$(499,167)	$161	$601,915

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

							Accumulated
	Issued			Additional			Other
	Common	Treasury	Common	Paid-In	Retained	Treasury	Comprehensive
	Shares	Shares	Stock	Capital	Earnings	Stock	(Loss) Gain	Totals
December 31, 2018	131,404	76,332	$1,314	$692,398	$408,963	$(508,530)	$(482)	$593,663
Cumulative-effect of accounting changes adjustment	—	—	—	—	(101)	—	101	—
Net income	—	—	—	—	71,867	—	—	71,867
Other comprehensive income	—	—	—	—	—	—	(470)	(470)
Share repurchases	—	1,144	—	—	—	(22,826)	—	(22,826)
Restricted stock	228	—	2	(2)	—	—	—	—
Stock options exercised	558	—	6	4,849	—	—	—	4,855
Share-based compensation	—	—	—	5,258	—	—	—	5,258
Business acquisitions	195	—	2	3,947	—	—	—	3,949
September 30, 2019	132,385	77,476	$1,324	$706,450	$480,729	$(531,356)	$(851)	$656,296

							Accumulated
	Issued			Additional			Other
	Common	Treasury	Common	Paid-In	Retained	Treasury	Comprehensive
	Shares	Shares	Stock	Capital	Earnings	Stock	(Loss) Gain	Totals
December 31, 2017	130,075	75,484	$1,301	$675,504	$345,302	$(491,046)	$(182)	$530,879
Cumulative-effect of accounting changes adjustment	—	—	—	—	1,622	—	—	1,622
Net income	—	—	—	—	62,543	—	—	62,543
Other comprehensive income	—	—	—	—	—	—	343	343
Share repurchases	—	379	—	—	—	(8,121)	—	(8,121)
Restricted stock	272	—	3	(3)	—	—	—	—
Stock options exercised	840	—	8	6,068	—	—	—	6,076
Share-based compensation	—	—	—	5,358	—	—	—	5,358
Business acquisitions	169	—	2	3,213	—	—	—	3,215
September 30, 2018	131,356	75,863	$1,314	$690,140	$409,467	$(499,167)	$161	$601,915

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$71,867	$62,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	16,610	17,528
Bad debt expense, net of recoveries	1,974	3,697
Adjustment to contingent earnout liability	322	3,290
Stock-based compensation expense	5,258	5,358
Other	1,395	(1,989)
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(54,025)	(38,937)
Other assets	495	(3,474)
Accounts payable	5,045	108
Income taxes payable	8,917	9,458
Accrued personnel costs	(9,160)	8,986
Other liabilities	1,020	(3,134)
Operating cash flows provided by continuing operations	49,718	63,434
Operating cash flows used in discontinued operations	(304)	(162)
Net cash provided by operating activities	49,414	63,272
Cash flows from investing activities:
Business acquisitions and purchases of client lists, net of cash acquired	(11,740)	(24,612)
Purchases of client fund investments	(21,171)	(10,745)
Proceeds from the sales and maturities of client fund investments	17,758	8,701
Increase in funds held for clients	406	(3,161)
Additions to property and equipment	(10,279)	(9,800)
Other	335	350
Net cash used in investing activities	(24,691)	(39,267)
Cash flows from financing activities:
Proceeds from bank debt	496,698	563,800
Payment of bank debt	(472,198)	(575,200)
Payment for acquisition of treasury stock	(22,826)	(8,121)
Decrease in client funds obligations	(45,818)	(76,285)
Proceeds from exercise of stock options	4,855	6,076
Payment of contingent consideration for acquisitions	(16,850)	(11,677)
Other, net	(334)	(1,431)
Net cash used in financing activities	(56,473)	(102,838)
Net decrease in cash, cash equivalents and restricted cash	(31,750)	(78,833)
Cash, cash equivalents and restricted cash at beginning of year	130,554	182,262
Cash, cash equivalents and restricted cash at end of period	$98,804	$103,429

Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$2,723	$3,493
Restricted cash	35,739	32,551
Cash equivalents included in funds held for clients	60,342	67,385
Total cash, cash equivalents and restricted cash	$98,804	$103,429

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

Tax Act – Tax Cuts and Jobs Act of 2017.

Topic 220 – ASU No. 2018-02, Income Statement – Reporting Comprehensive Income.

Topic 606 – ASU No. 2014-09, Revenue from Contracts with Customers.

Topic 815 – ASU No. 2017-12, Derivatives and Hedging.

Description of Business: CBIZ, Inc. is a diversified services company which, acting through its subsidiaries, has been providing professional business services since 1996, primarily to small and medium-sized businesses, as well as individuals, governmental entities, and not-for-profit enterprises throughout the United States and parts of Canada. CBIZ, Inc. manages and reports its operations along three practice groups: Financial Services, Benefits and Insurance Services and National Practices. A further description of products and services offered by each of the practice groups is provided in Note 16. Segment Disclosures, to the accompanying consolidated financial statements.

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

Changes in Accounting Policies: Except for the adoption of New Lease Standard, we have consistently applied the accounting policies for the periods presented as described in Note 1. Basis of Presentation and Significant Accounting Policies, to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Effective January 1, 2019, we have changed our accounting policy for the New Lease Standard as described below in Note 2. New Accounting Pronouncements.

Correction of Prior Period Errors: The Company has corrected an immaterial error related to the presentation of cash equivalents on the condensed Consolidated Statement of Cash Flows related to amounts included within funds held for clients. The correction resulted in an increase of $81.5 million of cash used in investing activities for the period ended September 30, 2018, an increase of $148.9 million of cash, cash equivalents and restricted cash at January 1, 2018 and an increase of $67.4 million of cash, cash equivalents and restricted cash as of September 30, 2018 as reflected on the Consolidated Statement of Cash Flows.

The Company’s Statement of Comprehensive Income for the three months ended September 30, 2019 included a correction of an immaterial prior period accounting error related to the gains and losses associated with the value of the investments held in a rabbi trust related to the Company’s deferred compensation plan. The correction resulted in an increase of $6.0 million in “Operating expenses”, $0.7 million in “Corporate general and administrative expenses”, and $6.7 million in “Other income, net” for the three months ended September 30, 2019. The non-qualified deferred compensation plan has no impact on “Income from continuing operations before income tax expense” or diluted earnings per share from continuing operations.

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

Office facilities account for approximately 96% of our total lease liability. The lease liability for our office facilities is based on the present value of the remaining minimum lease payments, discounted utilizing our secured incremental borrowing rate at the effective date of January 1, 2019. We also have other leases that consist primarily of information technology equipment and automobiles. The present value of the lease liability associated with other leases are measured based on the discounted remaining minimum lease payments at the effective date of January 1, 2019. The Company has elected not to separate lease and non-lease components and elected the practical expedient to exclude short-term leases at adoption.

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

Note 3. Revenue

The following table disaggregates our revenue by source (in thousands):

	Three Months Ended September 30, 2019
	Financial	Benefits &	National
	Services	Insurance	Practices	Consolidated
Accounting, tax, advisory and consulting	$153,794	$—	$—	$153,794
Core Benefits and Insurance Services	—	73,409	—	73,409
Non-core Benefits and Insurance Services	—	3,551	—	3,551
Managed networking, hardware services	—	—	6,553	6,553
National Practices consulting	—	—	2,483	2,483
Total revenue	$153,794	$76,960	$9,036	$239,790

	Three Months Ended September 30, 2018
	Financial	Benefits &	National
	Services	Insurance	Practices	Consolidated
Accounting, tax, advisory and consulting	$146,145	$—	$—	$146,145
Core Benefits and Insurance	—	67,192	—	67,192
Non-core Benefits and Insurance	—	2,877	—	2,877
Managed networking, hardware services	—	—	5,902	5,902
National Practices consulting	—	—	2,133	2,133
Total revenue	$146,145	$70,069	$8,035	$224,249

	Nine Months Ended September 30, 2019
	Financial	Benefits &	National
	Services	Insurance	Practices	Consolidated
Accounting, tax, advisory and consulting	$493,311	$—	$—	$493,311
Core Benefits and Insurance Services	—	216,394	—	216,394
Non-core Benefits and Insurance Services	—	8,948	—	8,948
Managed networking, hardware services	—	—	19,499	19,499
National Practices consulting	—	—	7,134	7,134
Total revenue	$493,311	$225,342	$26,633	$745,286

	Nine Months Ended September 30, 2018
	Financial	Benefits &	National
	Services	Insurance	Practices	Consolidated
Accounting, tax, advisory and consulting	$478,485	$—	$—	$478,485
Core Benefits and Insurance Services	—	210,292	—	210,292
Non-core Benefits and Insurance Services	—	9,860	—	9,860
Managed networking, hardware services	—	—	18,211	18,211
National Practices consulting	—	—	6,132	6,132
Total revenue	$478,485	$220,152	$24,343	$722,980

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

Note 4. Accounts Receivable, Net

Accounts receivable, net, at September 30, 2019 and December 31, 2018 were as follows (in thousands):

	September 30,	December 31,
	2019	2018
Trade accounts receivable	$175,724	$159,992
Unbilled revenue, at net realizable value	98,606	60,684
Total accounts receivable	274,330	220,676
Allowance for doubtful accounts	(13,361)	(13,389)
Accounts receivable, net	$260,969	$207,287

Note 5. Goodwill and Other Intangible Assets, Net

The components of goodwill and other intangible assets, net, at September 30, 2019 and December 31, 2018 were as follows (in thousands):

	September 30,	December 31,
	2019	2018
Goodwill	$588,213	$564,300
Intangible assets:
Client lists	189,120	181,564
Other intangible assets	9,878	9,447
Total intangible assets	198,998	191,011
Total goodwill and intangibles assets	787,211	755,311
Accumulated amortization:
Client lists	(122,595)	(112,905)
Other intangible assets	(6,174)	(5,397)
Total accumulated amortization	(128,769)	(118,302)
Goodwill and other intangible assets, net	$658,442	$637,009

Note 6. Depreciation and Amortization

Depreciation and amortization expense for property and equipment and intangible assets for the three and nine months ended September 30, 2019 and 2018 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating expenses	$5,599	$5,794	$16,505	$17,301
Corporate general and administrative expenses	35	58	105	227
Total depreciation and amortization expense	$5,634	$5,852	$16,610	$17,528

Note 7. Debt and Financing Arrangements

Our primary financing arrangement is the $400 million unsecured credit facility, by and among CBIZ Operations, Inc., CBIZ, Inc. and Bank of America, N.A., as administrative agent and bank, and other participating banks (as amended and restated, the “2018 credit facility” and, prior to being amended and restated by the 2018 credit facility, the “2014 credit facility”), which provides us with the capital necessary to meet our working capital needs as well as the flexibility to continue with our strategic initiatives, including business acquisitions and share repurchases. The 2018 credit facility will mature in 2023. We also have an unsecured $20 million line of credit used to support our short-term funding requirements of payroll client fund obligations due to the investment of client funds, rather than liquidating client funds that have already been invested in available-for-sale securities. The line of credit, which was renewed in August 2019, and will terminate on August 6, 2020, did not have a balance outstanding at September 30, 2019. Refer to our Annual Report on Form 10-K for the year ended December 31, 2018 for additional details of our debt and financing arrangements.

The balance outstanding under the 2018 credit facility was $160.0 million and $135.5 million at September 30, 2019 and December 31, 2018, respectively. Interest expense for the three months ended September 30, 2019 and 2018 was $1.5 million and $1.6 million, respectively. During the nine months ended September 30, 2019 and 2018, interest expense under the 2018 credit facility and 2014 credit facility was $4.5 million and $5.2 million, respectively. We had approximately $233.6 million of available funds under the 2018 credit facility at September 30, 2019, net of outstanding letters of credit of $1.3 million. As of September 30, 2019, we were in compliance with our debt covenants.

Interest rates for the nine months ended September 30, 2019 and 2018 were as follows:

	Nine Months Ended
	September 30,
	2019	2018
Weighted average rates	3.16%	3.07%
Range of effective rates	2.12% - 5.50%	2.37% - 5.25%

Note 8. Commitments and Contingencies

Letters of Credit and Guarantees

We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $1.3 million and $1.1 million at September 30, 2019 and December 31, 2018, respectively. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.5 million and $2.9 million at September 30, 2019 and December 31, 2018, respectively.

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

Note 9. Financial Instruments

Available-for-sale Debt Securities

In connection with certain services provided by our payroll operations, we collect funds from our clients’ accounts in advance of paying client obligations. These funds held for clients are segregated and invested in accordance with our investment policy, which requires all investments carry an investment grade rating at the time of initial investment. These investments, primarily consisting of corporate and municipal bonds and US treasury bills, are classified as available-for-sale and are included in the “Funds held for clients” line item on the accompanying Consolidated Balance Sheets. The par value of these investments totaled $59.1 million and $55.7 million at September 30, 2019 and December 31, 2018, respectively, and had maturity or callable dates ranging from October 2019 through February 2024. The following table summarizes activities related to these investments for the nine months ended September 30, 2019 and the twelve months ended December 31, 2018 (in thousands):

	Nine Months Ended	Twelve Months Ended
	September 30, 2019	December 31, 2018
Fair value at beginning of period	$56,556	$51,101
Purchases	21,171	18,426
Redemptions	(311)	(1,793)
Maturities	(17,447)	(10,445)
Decrease in bond premium	(390)	(377)
Fair market value adjustment	1,243	(356)
Fair value at end of period	$60,822	$56,556

In addition to the available-for-sale securities discussed above, we also hold certified deposits and other depository assets in the amount of $2.3 million and $2.3 million at September 30, 2019 and December 31, 2018, respectively, related to the funds held for clients.

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

The following table summarizes our outstanding interest rate swaps and their classification in the accompanying Consolidated Balance Sheets at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Notional	Fair
	Amount	Value	Balance Sheet Location
Interest rate swaps	$70,000	$(688)	Other non-current liability

	December 31, 2018
	Notional	Fair
	Amount	Value	Balance Sheet Location
Interest rate swaps	$70,000	$1,096	Other non-current assets

Under the terms of the interest rate swaps, we pay interest at a fixed rate of interest plus applicable margin as stated in the agreement, and receive interest that varies with the one-month LIBOR. The notional value, fixed rate of interest and expiration date of each interest rate swap as of September 30, 2019 was (i) $25 million – 1.300% - October 2020, (ii) $10 million – 1.120% - February 2021, (iii) $20 million – 1.770% - May 2022 and (iv) $15 million – 2.640% - June 2023. Refer to Note 10. Fair Value Measurements, for additional disclosures regarding fair value measurements.

The following table summarizes the effects of the interest rate swaps on the accompanying Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	(Loss) Gain Recognized in AOCL, net of tax		(Loss) Reclassified from AOCL into Expense
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest rate swap	$(194)	$123	$(98)	$(104)

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest rate swap	$(1,351)	$749	$(371)	$(229)

Note 10. Fair Value Measurements

The following table summarizes our assets and (liabilities) at September 30, 2019 and December 31, 2018, respectively, that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (in thousands):

	Level	September 30, 2019	December 31, 2018
Deferred compensation plan assets	1	$100,529	$84,435
Available-for-sale debt securities	1	$60,822	$56,556
Certified deposits and other depository assets	1	$2,284	$2,300
Deferred compensation plan liabilities	1	$(100,529)	$(84,435)
Interest rate swaps	2	$(688)	$1,096
Contingent purchase price liabilities	3	$(31,869)	$(39,708)

During the nine months ended September 30, 2019 and 2018, there were no transfers between the valuation hierarchy Levels 1, 2 and 3. The following table summarizes the change in Level 3 fair values of our contingent purchase price liabilities for the nine months ended September 30, 2019 and 2018 (pre-tax basis) (in thousands):

	2019	2018
Beginning balance – January 1	$(39,708)	$(37,574)
Additions from business acquisitions	(10,150)	(12,361)
Settlement of contingent purchase price liabilities	18,311	13,329
Change in fair value of contingencies	222	(2,574)
Change in net present value of contingencies	(544)	(716)
Ending balance – September 30	$(31,869)	$(39,896)

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

We probability weight risk-adjusted estimates of future performance of acquired businesses, then calculate the contingent purchase price based on the estimates and discount them to present value representing management’s best estimate of fair value. The fair value of the contingent purchase price liabilities are reassessed quarterly based on assumptions provided by practice group leaders and business unit controllers together with our corporate finance department. Any change in the fair value estimate is recorded in the earnings of that period. Refer to Note 14. Acquisitions, for further discussion of our acquisitions and contingent purchase price liabilities.

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

Note 11. Other Comprehensive Income

The following table is a summary of other comprehensive income and discloses the tax impact of each component of other comprehensive income for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net unrealized gain (loss) on available-for-sale securities, net of income taxes (1)	$72	$(65)	$894	$(391)
Net unrealized (loss) gain on interest rate swaps, net of income taxes (2)	(194)	123	(1,351)	749
Foreign currency translation	(7)	(3)	(13)	(15)
Total other comprehensive income	$(129)	$55	$(470)	$343

(1)

Net of income tax expense (benefit) of $27 and ($24) for the three months ended September 30, 2019 and 2018, respectively, and net of income tax expense (benefit) of $331 and ($145) for the nine months ended September 30, 2019 and 2018, respectively.

(2)

Net of income tax (benefit) expense of ($61) and $38 for the three months ended September 30, 2019 and 2018, respectively, and net of income tax (benefit) expense of ($419) and $230 for the nine months ended September 30, 2019 and 2018, respectively.

Accumulated other comprehensive loss, net of tax, was approximately $0.9 million and $0.5 million for the period ending September 30, 2019 and December 31, 2018, respectively. Accumulated other comprehensive loss consisted of adjustments, net of tax, for unrealized gains and losses on available-for-sale securities and interest rate swaps, and foreign currency translation.

Note 12. Employee Share Plans

On May 9, 2019, the CBIZ shareholders approved CBIZ, Inc. 2019 Stock Omnibus Incentive Plan, which amended and restated the CBIZ, Inc. 2014 Stock Incentive Plan (as amended and restated, the “2019 Plan”). The 2019 Plan expires in 2029 and provides for the grant of restricted stock awards, stock options and performance awards. The terms and vesting schedules for the share-based awards vary by type and date of grant. A maximum of 9.6 million stock-based compensation awards may be granted. Shares subject to award under the 2019 Plan may be either authorized but unissued shares of our common stock or treasury shares. Compensation expense for stock-based awards recognized during the three and nine months ended September 30, 2019 and 2018 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Stock options	$425	$531	$1,423	$2,078
Restricted stock awards	1,146	978	3,228	3,280
Performance share units	288	—	607	—
Total stock-based compensation expense	$1,859	$1,509	$5,258	$5,358

Stock Options and Restricted Stock Awards – The following table presents our stock options and restricted stock award activity during the nine months ended September 30, 2019 (in thousands, except per share data):

	Stock Options		Restricted Stock Awards
	Number of Options	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant-Date Fair Value (1)
Outstanding at beginning of year	3,622	$11.97	632	$15.35
Granted	—	$—	227	$19.78
Exercised or released	(558)	$8.70	(282)	$13.76
Expired or canceled	—	$—	—	$—
Outstanding at September 30, 2019	3,064	$12.57	577	$17.88
Exercisable at September 30, 2019	2,107	$10.71

(1)	Represents weighted average market value of the shares; awards are granted at no cost to the recipients.

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

The following table presents our PSU award activity during the nine months ended September 30, 2019 (in thousands, except per share data):

	PSUs	Grant-Date Fair Value Per Unit
Outstanding at beginning of year	—	$—
Granted	173	$19.82
Vested	—	$—
Adjustments for performance results	—	$—
Expired or cancelled	—	$—
Outstanding at September 30, 2019	173	$19.82

Note 13. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the three and nine months ended September 30, 2019 and 2018 (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Income from continuing operations	$18,006	$13,595	$72,185	$62,526
Denominator:
Basic
Weighted average common shares outstanding	54,268	54,794	54,215	54,489
Diluted
Stock options (1)	1,279	1,654	1,267	1,573
Restricted stock awards (1)	185	268	212	307
Contingent shares (2)	84	24	84	24
Diluted weighted average common shares outstanding (3)	55,816	56,740	55,778	56,393
Basic earnings per share from continuing operations	$0.33	$0.25	$1.33	$1.15
Diluted earnings per share from continuing operations	$0.32	$0.24	$1.29	$1.11

(1)

A total of 0.5 million and 0.5 million share based awards were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2019, respectively, and a total of 0.5 million and 0.3 million share based awards were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2018, respectively, as their effect would be anti-dilutive.

(2)

Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by us once future considerations have been met. Refer to Note 14. Acquisitions, for further details.

(3)

The denominator used in calculating diluted earnings per share did not include 173 thousand PSUs granted in March 2019. As of September 30, 2019, the performance conditions associated with these PSUs were not met and consequently none of these PSUs were considered as issuable for the three months and nine months periods ended September 30, 2019.

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

Business Acquisitions in 2019

During the nine months ended September 30, 2019, we have acquired substantially all of the assets of the following businesses:

•

Effective January 1, 2019, we acquired substantially all of the assets of Wenner Group, LLC (“Wenner”), located in Denver, Colorado. Wenner is a full service accounting, tax, compliance and financial consulting firm. Wenner is included as a component of our Financial Services practice group.

•

Effective July 1, 2019, we acquired substantially all of the assets of Paydayta, Inc. (d.b.a. Paytime) (“Paytime”), an Ohio-based payroll service provider. Paytime is included as a component of our Benefit and Insurance Services practice group.

•

Effective July 1, 2019, we acquired substantially all of the assets of Gavion, LLC (“Gavion”), a registered investment advisor based in Memphis, Tennessee. Gavion provides investment consulting services to a diverse base of institutional clients. Gavion is included as a component of our Benefit and Insurance Services practice group.

•

Effective August 1, 2019, we acquired substantially all of the assets of QBA Benefits, LLC. (“QBA”), an employee benefits agency based in Cleveland, Ohio. QBA provides employee benefits related services to small and mid-sized clients across multiple industries such as services, technology, energy, and manufacturing. QBA is included as a component of our Benefit and Insurance Services practice group.

•

Effective August 1, 2019, we acquired substantially all of the assets of Ericson CPAs (“Ericson”), an accounting firm based in San Luis Obispo, California. Ericson provides tax compliance, consulting, and planning services to a diverse base of clients. Ericson is included as a component of our Financial Services practice group.

•

Effective September 1, 2019, we acquired substantially all of the assets of Brinig Taylor Zimmer, Inc. (“BTZ”), a specialized financial consulting firm based in San Diego, California. BTZ provides forensic accounting, litigation consulting and business valuation services to a wide range of clients from individual to small business and large public traded entities. BTZ is included as a component of our Financial Services practice group.

Aggregated consideration for these six acquisitions consisted of approximately $19.4 million in cash (including $6.9 million acquired client funds and $0.8 million cash acquired), $2.0 million in our common stock, and $11.2 million in contingent considerations. The maximum potential undiscounted amount of all future payments that we could be required to make under the contingent arrangements is $11.6 million. As of September 30, 2019, the aggregated fair value of the contingent considerations related to these acquisitions was $10.3 million, of which $2.9 million was recorded in “Contingent purchase price liability – current” and $7.4 million was recorded in “Contingent purchase price liability – non-current” in the accompanying Consolidated Balance Sheets at September 30, 2019. Refer to Note 10. Fair Value Measurements, for additional information regarding contingent purchase price liability fair value and fair value adjustments.

Annualized aggregated revenue for these acquisitions is estimated to be approximately $17.4 million. Pro forma results of operations for these acquisitions are not presented because the effects of these acquisitions were not significant either individually or in aggregate to our consolidated “Income from continuing operations before income taxes.”

Business Acquisitions in 2018

During the nine months ended September 30, 2018, we acquired substantially all of the assets of two businesses; InR Advisory Services, LLC (“InR”), effective April 1, 2018, and Laurus Transaction Advisors, LLC (“Laurus”), effective February 1, 2018. InR, located in Media, Pennsylvania, provides investment advisory services for public and private sector clients and non-profit organizations. Operating results of InR are reported in the Benefits and Insurance Services practice group. Laurus, located in Denver, Colorado, provides financial and accounting due diligence and advisory services with respect to mergers and acquisition transactions to private equity groups and public and private sector companies. Operating results for Laurus are reported in the Financial Services practice group.

Aggregate consideration for the InR and Laurus acquisitions consisted of approximately $23.4 million in cash consideration, $0.9 million in CBIZ common stock and $12.4 million in contingent consideration. Under the terms of these acquisition agreements, a portion of the purchase price is contingent on future performance of the business acquired. The maximum potential undiscounted amount of all future payments that we could be required to make under the contingent arrangements is $12.4 million, of which $3.4 million was recorded in “Contingent purchase price liability – current” and $9.0 million was recorded in “Contingent purchase price liability – non-current” in the accompanying Consolidated Balance Sheets at September 30, 2018. Refer to Note 10. Fair Value Measurements, for additional information regarding contingent purchase price liability fair value and fair value adjustments.

Annualized revenue for these acquisitions is estimated to be approximately $9.1 million. Pro forma results of operations for these acquisitions have not been presented because the effects of the acquisitions were not significant either individually or in aggregate to our consolidated “Income from continuing operations before income taxes.”

The following table summarizes the amounts of identifiable assets acquired, liabilities assumed and aggregate purchase price for the acquisitions for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended
	September 30,
	2019	2018
Cash	$826	$306
Accounts receivable, net	1,843	1,920
Funds held for clients	6,878	—
Operating lease right-of-use asset, net	2,789	—
Other assets	99	12
Identifiable intangible assets	7,725	3,864
Operating lease liability - current	(1,013)	—
Other current liability	(2,245)	(1,717)
Operating lease liability - noncurrent	(1,776)	—
Client fund obligations	(6,878)	—
Total identifiable net assets	$8,248	$4,385
Goodwill	24,369	32,255
Aggregate purchase price	$32,617	$36,640

The goodwill of $24.4 million and $32.3 million arising from the acquisitions for the nine months ended September 30, 2019 and 2018, respectively, primarily results from expected future earnings and cash flows from the existing management team, as well as the synergies created by the integration of the new business within our organization, including cross-selling opportunities expected with our Financial Services practice group and the Benefits and Insurance Services practice group, to help strengthen our existing service offerings and expand our market position. All of the goodwill is deductible for income tax purposes.

Acquisitions of Client Lists

During the nine months ended September 30, 2019, we purchased one client list, reported in the Benefits and Insurance Services practice group, for $0.3 million, which included $0.2 million in contingent consideration. During the nine months ended September 30, 2018, we purchased one client list, reported in the Financial Services practice group, for $0.3 million in contingent consideration.

Change in Contingent Purchase Price Liability for Previous Acquisitions

During the nine months ended September 30, 2019 and 2018, the fair value of the contingent purchase price liability related to prior acquisitions increased by $0.3 million and $3.3 million, respectively. The change in fair value during the nine months ended September 30, 2019 is mostly attributable to the change in stock price related to the mark-to-market adjustment of future common stock issuances and net present value adjustments, offset by subsequent measurement adjustments based on projected future results of the acquired businesses, while the change in fair value for the nine months ended September 30, 2018 is mostly attributable to the change in stock price related to the mark-to-market adjustment of future common stock issuances. These adjustments are included in “Other income (expense), net” in the accompanying Consolidated Statements of Comprehensive Income.

Contingent Payments for Previous Business Acquisitions and Client Lists

We paid $16.3 million in cash and issued approximately 98,000 shares of our common stock during the nine months ended September 30, 2019 for previous acquisitions. For the same period in 2018, we paid $11.0 million in cash and issued approximately 66,000 shares of our common stock for previous acquisitions. During the nine months ended September 30, 2019 and 2018, we paid approximately $0.7 million and $1.1 million, respectively, in cash for previous client list purchases.

Note 15. Discontinued Operations and Divestitures

We will divest (through sale or closure) business operations that do not contribute to our long-term objectives for growth, or that are not complementary to our target service offerings and markets.

Discontinued Operations

Divestitures are classified as discontinued operations provided they meet the criteria and treatment as discontinued operations. Discontinued operations primarily consist of two insignificant businesses units under the Financial Services practice group that were sold in 2015. During the nine months ended September 30, 2019 and 2018, we did not discontinue the operations of any of our businesses.

Divestitures

Divested operations and assets that do not qualify for treatment as discontinued operations are recorded as “Gain on sale of operations, net” in the accompanying Consolidated Statements of Comprehensive Income. We recorded a gain of $0.4 million during the nine months ended September 30, 2019 related to a small accounting firm in the Financial Services practice group. We recorded a gain of $0.7 million during the nine months ended September 30, 2018 related to a small book of business under the Benefits and Insurance Services practice group.

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

Segment information for the three and nine months ended September 30, 2019 and 2018 is presented below. We do not manage our assets on a segment basis, therefore segment assets are not presented below.

	Three Months Ended September 30, 2019
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$153,794	$76,960	$9,036	$—	$239,790
Operating expenses	128,231	63,390	8,104	9,421	209,146
Gross margin	25,563	13,570	932	(9,421)	30,644
Corporate general & admin	—	—	—	11,670	11,670
Operating income (loss)	25,563	13,570	932	(21,091)	18,974
Other income (expense):
Interest expense	—	(14)	—	(1,507)	(1,521)
Gain (loss) on sale of operations, net	16	—	—	(161)	(145)
Other income, net	14	9	—	6,744	6,767
Total other income (expense)	30	(5)	—	5,076	5,101
Income (loss) from continuing operations before income tax expense	$25,593	$13,565	$932	$(16,015)	$24,075

	Three Months Ended September 30, 2018
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$146,145	$70,069	$8,035	$—	$224,249
Operating expenses	124,546	59,399	7,514	7,148	198,607
Gross margin	21,599	10,670	521	(7,148)	25,642
Corporate general & admin	—	—	—	10,279	10,279
Operating income (loss)	21,599	10,670	521	(17,427)	15,363
Other (expense) income:
Interest expense	—	(7)	—	(1,607)	(1,614)
Other (expense) income, net	(142)	129	—	3,156	3,143
Total other (expense) income	(142)	122	—	1,549	1,529
Income (loss) from continuing operations before income tax expense	$21,457	$10,792	$521	$(15,878)	$16,892

Segment information for the nine months ended September 30, 2019 and 2018 was as follows (in thousands):

	Nine Months Ended September 30, 2019
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$493,311	$225,342	$26,633	$—	$745,286
Operating expenses	390,847	185,836	24,308	21,799	622,790
Gross margin	102,464	39,506	2,325	(21,799)	122,496
Corporate general & admin	—	—	—	33,916	33,916
Operating income (loss)	102,464	39,506	2,325	(55,715)	88,580
Other income:
Interest expense	—	(38)	—	(4,471)	(4,509)
Gain (loss) on sale of operations, net	563	—	—	(161)	402
Other (expense) income, net	(188)	204	1	12,699	12,716
Total other income	375	166	1	8,067	8,609
Income (loss) from continuing operations before income tax expense	$102,839	$39,672	$2,326	$(47,648)	$97,189

	Nine Months Ended September 30, 2018
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$478,485	$220,152	$24,343	$—	$722,980
Operating expenses	386,649	181,697	22,356	17,757	608,459
Gross margin	91,836	38,455	1,987	(17,757)	114,521
Corporate general & admin	—	—	—	30,300	30,300
Operating income (loss)	91,836	38,455	1,987	(48,057)	84,221
Other income (expense):
Interest expense	—	(96)	—	(5,115)	(5,211)
Gain on sale of operations, net	—	—	—	663	663
Other income (expense), net	106	351	—	2,087	2,544
Total other income (expense)	106	255	—	(2,365)	(2,004)
Income (loss) from continuing operations before income tax expense	$91,942	$38,710	$1,987	$(50,422)	$82,217

NOTE 17. LEASES

We have operating leases primarily for office facilities, automobiles and information technology equipment. Office facilities account for approximately 97% of our total lease liability.

Balance sheet information related to the Company’s operating leases as of September 30, 2019 was as follows (in thousands):

September 30, 2019
Operating lease ROU assets	$148,870
Current portion of operating lease liabilities	29,513
Noncurrent portion of operating lease liabilities	139,796
Total operating lease liabilities	$169,309

September 30, 2019
Weighted-average remaining lease term	6.9 years
Weighted-average discount rate	3.9%

The components of lease expense and other lease information as of and during the three-month period ended September 30, 2019 are as follows (in thousands):

September 30, 2019
Operating lease cost	$9,406
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$9,535

The components of lease expense and other lease information as of and during the nine-month period ended September 30, 2019 are as follows (in thousands):

September 30, 2019
Operating lease cost	$27,864
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$27,994

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

A number of businesses acquired by us are located in properties owned indirectly by and leased from persons employed by the Company, none of whom are members of our senior management. In the aggregate, for the three and nine month periods ending September 30, 2019 and 2018, we made lease payments to those related parties of approximately $0.6 million and $0.8 million, respectively, and $1.8 million and $2.5 million, respectively,

The following table summarizes the maturity of our operating lease liabilities as of September 30, 2019 (in thousands):

Operating Leases
2019	$8,965
2020	34,067
2021	31,135
2022	25,068
2023	23,342
Thereafter	84,910
Total undiscounted lease payments	207,487
Less: imputed interest	(38,178)
Total lease liabilities	$169,309

The following table summarizes the maturity of our operating lease commitments as of December 31, 2018 (in thousands):

Operating Leases
2019	$34,256
2020	30,419
2021	26,172
2022	20,358
2023	18,981
Thereafter	65,854
Total future minimum rental commitments	$196,040

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we”, “us”, “our”, "CBIZ" or the "Company" shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.

The following discussion is intended to assist in the understanding of our financial position at September 30, 2019 and December 31, 2018, results of operations for the three months and nine months ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2018. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2018.

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

Executive Summary

Revenue for the three months ended September 30, 2019 increased $15.5 million, or 6.9%, to $239.8 million from $224.2 million for the same period in 2018. The increase was mainly attributable to an increase in same-unit revenue of $12.4 million, or 5.6%. In addition, revenue from newly acquired operations, net of divestitures, contributed $3.1 million, or 1.3%, of the growth.

Revenue for the nine months ended September 30, 2019 increased $22.3 million, or 3.1%, to $745.3 million from $723.0 million for the same period in 2018. The increase in revenue was mainly attributable to an increase in same-unit revenue of $18.0 million, or 2.5%. In addition, revenue from newly acquired operations, net of divestitures, contributed $4.3 million, or 0.6%, of the growth. A detailed discussion of revenue by practice group is included under “Operating Practice Groups”.

Income from continuing operations was $18.0 million, or $0.32 per diluted share, in the third quarter of 2019, compared to $13.6 million, or $0.24 per diluted share, in the third quarter of 2018. For the nine months ended September 30, 2019, income from continuing operations was $72.2 million, or $1.29 per diluted share, compared to $62.5 million, or $1.11 per diluted share, for the same period in 2018. Refer to “Results of Operations – Continuing Operations” for a detailed discussion of the components of income from continuing operations.

Strategic Use of Capital

Our first priority for the use of capital is to make strategic acquisitions. During the nine months ended September 30, 2019, we have made the following strategic acquisitions:

•

Effective January 1, 2019, we acquired substantially all of the assets of Wenner Group, LLC (“Wenner”), located in Denver, Colorado. Wenner is a full service accounting, tax, compliance and financial consulting firm. Wenner is included as a component of our Financial Services practice group.

•

Effective July 1, 2019, we acquired substantially all of the assets of Paydayta, Inc. (d.b.a. Paytime) (“Paytime”), an Ohio-based payroll service provider. Paytime is included as a component of our Benefit and Insurance Services practice group.

•

Effective July 1, 2019, we acquired substantially all of the assets of Gavion, LLC (“Gavion”), a registered investment advisor based in Memphis, Tennessee. Gavion provides investment consulting services to a diverse base of institutional clients. Gavion is included as a component of our Benefit and Insurance Services practice group.

•

Effective August 1, 2019, we acquired substantially all of the assets of QBA Benefits, LLC (“QBA”), an employee benefits agency based in Cleveland, Ohio. QBA provides employee benefits related services to small and mid-sized clients across multiple industries such as services, technology, energy, and manufacturing. QBA is included as a component of our Benefit and Insurance Services practice group.

•

Effective August 1, 2019, we acquired substantially all of the assets of Ericson CPAs (“Ericson”), an accounting firm based in San Luis Obispo, California. Ericson provides tax compliance, consulting, and planning services to a diverse base of clients. Ericson is included as a component of our Financial Services practice group.

•

Effective September 1, 2019, we acquired substantially all of the assets of Brinig Taylor Zimmer, Inc. (“BTZ”), a specialized financial consulting firm based in San Diego, California. BTZ provides forensic accounting, litigation consulting and business valuation services to a wide range of clients from individual to small business and large public traded entities. BTZ is included as a component of our Financial Services practice group.

We also have the financing flexibility and the capacity to take an opportunistic approach towards share repurchases. We believe that repurchasing shares of our common stock is a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our shareholders. We repurchased 1.1 million shares of our common stock at a total cost of approximately $22.8 million for the nine months ended September 30, 2019.

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

Results of Operations – Continuing Operations

Revenue

The following tables summarize total revenue for the three and nine months ended September 30, 2019 and 2018 (in thousands except percentages).

	Three Months Ended September 30,
	2019	% of Total	2018	% of Total	$ Change	% Change
Financial Services	$153,794	64.1%	$146,145	65.2%	$7,649	5.2%
Benefits and Insurance Services	76,960	32.1%	70,069	31.2%	6,891	9.8%
National Practices	9,036	3.8%	8,035	3.6%	1,001	12.5%
Total CBIZ	$239,790	100.0%	$224,249	100.0%	$15,541	6.9%

	Nine Months Ended September 30,
	2019	% of Total	2018	% of Total	$ Change	% Change
Financial Services	$493,311	66.2%	$478,485	66.2%	$14,826	3.1%
Benefits and Insurance Services	225,342	30.2%	220,152	30.5%	5,190	2.4%
National Practices	26,633	3.6%	24,343	3.4%	2,290	9.4%
Total CBIZ	$745,286	100.0%	$722,980	100.0%	$22,306	3.1%

A detailed discussion of same-unit revenue by practice group is included under “Operating Practice Groups.”

Operating Expenses

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
	(In thousands, except percentages)
Operating expenses	$209,146	$198,607	$10,539	5.3%
Operating expenses % of revenue	87.2%	88.6%

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
	(In thousands, except percentages)
Operating expenses	$622,790	$608,459	$14,331	2.4%
Operating expenses % of revenue	83.6%	84.2%

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

The amounts recorded in the third quarter of 2019 related to the deferred compensation plan included a correction of an immaterial prior period accounting error. The correction resulted in an increase of $6.0 million in “Operating expenses”, $0.7 million in “Corporate general and administrative expenses”, and $6.7 million in “Other income, net” for the three months ended September 30, 2019.

Three months ended September 30, 2019 compared to September 30, 2018. Total operating expenses for the third quarter of 2019 increased by $10.5 million, or 5.3%, to $209.1 million as compared to $198.6 million in the third quarter of 2018. The non-qualified deferred compensation contributed $6.5 million operating expense in the third quarter of 2019 as compared to $3.0 million during the same period in 2018. Excluding the non-qualified deferred compensation expenses, operating expenses would have been $202.7 million and $195.6 million, or 84.5% and 87.1% of revenue, for the third quarter of 2019 and 2018, respectively.

The majority of our operating expenses relate to personnel costs, which includes (i) salaries and benefits, (ii) commissions paid to producers, (iii) incentive compensation, and (iv) share-based compensation. The increase in operating expense during the third quarter of 2019 as compared to the same period in 2018 was primarily driven by a $6.2 million increase in personnel costs to support growth in revenue as well as the impact of acquisitions. Personnel costs are discussed in further detail under “Operating Practice Groups”. In addition, other components of operating expense increased by approximately $0.9 million primarily due to higher travel and entertainment as well as marketing related costs to support revenue growth.

Nine months ended September 30, 2019 compared to September 30, 2018. Total operating expenses for the nine months ended September 30, 2019 increased by $14.3 million, or 2.4%, to $622.8 million as compared to $608.5 million in the same period of 2018. The non-qualified deferred compensation added $11.7 million of expense for the nine months ended September 30, 2019 compared to $4.7 million during the same period in 2018. Excluding the non-qualified deferred compensation expenses, operating expenses would have been $611.1 million and $603.7 million, or 82.0% and 83.5% of revenue, for the nine months ending September 30, 2019 and 2018, respectively.

The increase in operating expense was primarily driven by a $8.1 million increase in personnel costs to support growth in revenue as well as the impact of acquisitions. The increase in personnel costs was offset by approximately $0.8 million decrease in other components of operating expense due to continued improvement in operation efficiency.

Corporate General & Administrative (“G&A”) Expenses

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
	(In thousands, except percentages)
G&A expenses	$11,670	$10,279	$1,391	13.5%
G&A expenses % of revenue	4.9%	4.5%

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
	(In thousands, except percentages)
G&A expenses	$33,916	$30,300	$3,616	11.9%
G&A expenses % of revenue	4.6%	4.2%

Three months ended September 30, 2019 compared to September 30, 2018. The increase in our G&A expenses is primarily due to higher general corporate costs and personnel costs to support revenue growth. Other general corporate costs increased by approximately $1.4 million primarily driven by facility costs, IT-related expenses, travel and entertainment related costs, and professional fees. Personnel costs were $5.7 million, or 2.4% of revenue, in the third quarter of 2019 compared to $5.6 million, or 2.5% of revenue, for the same period in 2018. G&A expenses, excluding the impact of the non-qualified deferred compensation plan, would have been $10.9 million and $9.9 million, or 4.6% and 4.4% of revenue, for the third quarter of 2019 and 2018, respectively.

Nine months ended September 30, 2019 compared to September 30, 2018. Our G&A expenses increased primarily due to the same factors as discussed above in the quarterly section. Personnel costs increased by $0.5 million, or 2.9%, due to an increase in compensation expense. Other general corporate costs increased by approximately $2.1 million, primarily driven by facility costs, IT-related expenses, travel and entertainment related costs, and professional fees. G&A expenses, excluding the impact of the non-qualified deferred compensation plan, would have been $32.6 million and $29.8 million, or 4.4% and 4.1% of revenue, for the nine months ended September 30, 2019 and 2018, respectively.

Other Income (Expense), Net

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
	(In thousands, except percentages)
Interest expense	$(1,521)	$(1,614)	$93	(5.8)%
Loss on sale of operations, net	(145)	—	(145)	NM
Other income, net (1)	6,767	3,143	3,624	115.3%
Total other income, net	$5,101	$1,529	$3,572	233.6%

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
	(In thousands, except percentages)
Interest expense	$(4,509)	$(5,211)	$702	(13.5)%
Gain on sale of operations, net	402	663	(261)	(39.4)%
Other income, net (2)	12,716	2,544	10,172	NM
Total other income (expense), net	$8,609	$(2,004)	$10,613	(529.6)%

(1)

Other income, net includes a net gain of $7.3 million in the third quarter of 2019, compared to a net gain of $3.4 million for the same period in 2018, associated with the value of investments held in a rabbi trust related to the deferred compensation plan. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan are offset by a corresponding increase or decrease to compensation expense, which is recorded as “Operating expenses” and “G&A expenses” in the accompanying Consolidated Statements of Comprehensive Income. The deferred compensation plan has no impact on “Income from continuing operations before income tax expense” or diluted earnings per share from continuing operations.

(2)

Other income, net includes a net gain of $13.0 million during the nine months ended September 30, 2019, compared to a net gain of $5.2 million for the same period in 2018, associated with the value of investments held in a rabbi trust related to the deferred compensation plan. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan are offset by a corresponding increase or decrease to compensation expense, which is recorded as “Operating expenses” and “G&A expenses” in the accompanying Consolidated Statements of Comprehensive Income. The deferred compensation plan has no impact on “Income from continuing operations before income tax expense” or diluted earnings per share from continuing operations.

Interest Expense

Three and nine months ended September 30, 2019 compared with September 30, 2018. Our primary financing arrangement is the 2018 credit facility. For the third quarter of 2019, our average debt balance and interest rate was $166.8 million and 3.10%, compared to $209.1 million and 3.07% for the third quarter of 2018. For the nine months ended September 30, 2019, our average debt balance and interest rate was $163.3 million and 3.16%, compared to $192.4 million and 3.07% for the nine months ended September 30, 2018. The decrease in interest expense for the quarter and nine months ended September 30, 2019 as compared to the same periods in 2018 was primarily driven by lower average debt balances. Our indebtedness is further discussed in Note 7. Debt and Financing Arrangements, to the accompanying consolidated financial statements.

Gain on Sale of Operations, Net

Three and nine months ended September 30, 2019 compared with September 30, 2018. We sold a small accounting firm in the Financial Services practice group during the nine months ended September 30, 2019 for a net gain of $0.4 million. As a result of reassessing the net realizable value of the small accounting firm, we recorded a $0.1 million reduction of gain on sale in the third quarter of 2019. During the nine months ended September 30, 2018, we sold a book of business under the Benefits and Insurance Services practice group for a net gain of $0.7 million.

Other Income, Net

Three and nine months ended September 30, 2019 compared with September 30, 2018. For the third quarter of 2019, other income, net, includes a net gain of $7.3 million associated with the non-qualified deferred compensation plan and a $0.5 million net increase to the fair value of our contingent purchase price liability related to prior acquisitions. For the same period in 2018, other income, net, includes a net gain of $3.4 million associated with the non-qualified deferred compensation plan and a $0.2 million net increase to the fair value of our contingent purchase price liability related to prior acquisitions.

For the nine months ended September 30, 2019, other income, net, includes a net gain of $13.0 million associated with the non-qualified deferred compensation plan as well as a $0.3 million net increase to the fair value of our contingent purchase price liability related to prior acquisitions. For the same period in 2018, other income, net, includes a net gain of $5.2 million associated with the non-qualified deferred compensation plan as well as a $3.3 million net increase to the fair value of our contingent purchase price liability related to prior acquisitions. Also included in other income net, for the nine months ended 2018 is $0.6 million in proceeds from business interruption insurance related to Hurricane Irma which did not recur during the same period in 2019.

Income Tax Expense

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
	(In thousands, except percentages)
Income tax expense	$6,069	$3,297	$2,772	84.1%
Effective tax rate	25.2%	19.5%

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
	(In thousands, except percentages)
Income tax expense	$25,004	$19,691	$5,313	27.0%
Effective tax rate	25.7%	24.0%

Three and nine months ended September 30, 2019 compared with September 30, 2018. Income tax expense for the third quarter of 2019 was $6.1 million, which resulted in an effective tax rate of 25.2%, compared to income tax expense of $3.3 million, which resulted in an effective tax rate of 19.5%, for the third quarter of 2018. The increase in the effective tax rate in the third quarter of 2019 compared to the third quarter of 2018 was primarily due to a decrease in the tax benefit recognized for share based compensation expense along with the reversal of an estimated tax reserve in the third quarter of 2018 due to the expiration of certain statutes of limitations.

Income tax expense for the nine months ended September 30, 2019 was $25.0 million, which resulted in an effective tax rate of 25.7%, compared to income tax expense of $19.7 million, which resulted in an effective tax rate of 24.0%, for the nine months ended September 30, 2018. The increase in the effective tax rate for the nine months ended September 30, 2019 compared to the same period in 2018 was primarily due to a decrease in the tax benefit recognized for share based compensation expense along with the reversal of an estimated tax reserve in the third quarter of 2018 due to the expiration of certain statutes of limitations.

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

Financial Services

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$152,625	$145,259	$7,366	5.1%
Acquired businesses	1,169	—	1,169
Divested operations	—	886	(886)
Total revenue	$153,794	$146,145	$7,649	5.2%
Operating expenses	128,231	124,546	3,685	3.0%
Gross margin	$25,563	$21,599	$3,964	18.4%
Gross margin percent	16.6%	14.8%

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$489,997	$474,660	$15,337	3.2%
Acquired businesses	3,314	—	3,314
Divested operations	—	3,825	(3,825)
Total revenue	$493,311	$478,485	$14,826	3.1%
Operating expenses	390,847	386,649	4,198	1.1%
Gross margin	$102,464	$91,836	$10,628	11.6%
Gross margin percent	20.8%	19.2%

Three months ended September 30, 2019 compared to September 30, 2018

Revenue

The Financial Services practice group revenue during the third quarter of 2019 grew by 5.2% to $153.8 million from $146.1 million in the third quarter of 2018, primarily reflecting same-unit growth of $7.4 million, or 5.1%, driven by those units that provide traditional accounting and tax related services. Revenue from traditional accounting and tax related services increased by $5.6 million, or 6.5%, primarily due to an increase in billable hours. Same-unit revenue from business units that provide consulting services also increased by approximately $2.0 million, or 3.3%, compared to the third quarter of 2018 primarily driven by growth in the government healthcare compliance business and project work.

The acquisitions of Wenner, Ericson, and BTZ contributed approximately $1.2 million of incremental revenue for the third quarter of 2019. Divested operations consists of two small accounting offices, which did not have material financial impact to the overall operation of the Financial Services practice group. Refer to Note 14. Acquisitions, to the accompanying consolidated financial statements for further discussions on acquisitions.

We provide a range of services to affiliated CPA firms under joint referral and administrative service agreements (“ASAs”). Fees earned under the ASAs are recorded as revenue in the accompanying Consolidated Statements of Comprehensive Income and were approximately $33.8 million and $33.2 million for the three months ended September 30, 2019 and 2018, respectively.

Operating Expenses

Operating expenses increased by $3.7 million, or 3.0%, during the third quarter of 2019 primarily driven by higher personnel costs. Personnel costs increased by $3.0 million, or 3.0%, with acquisitions contributing approximately $0.9 million to the increase in personnel costs. Operating expense as a percentage of revenue decreased to 83.4% from 85.2% for the prior year period, primarily due to the increase in revenue and the improvement in operating efficiency caused by leveraging personnel cost and controlling other operating expenses.

Nine months ended September 30, 2019 compared to September 30, 2018

Revenue

Revenue for the nine months ended September 30, 2019 grew by 3.1% to $493.3 million from $478.5 million in 2018. Same-unit growth of $15.3 million, or 3.2%, was driven by those units that provide traditional accounting and tax related services, which increased by $13.5 million, or 4.7%, due to the same factors as discussed above in the quarterly section. Same-unit revenue from business units that provide consulting services also increased by approximately $2.0 million, or 1.0%, compared to the same year-to-date period in 2018 primarily driven by the same factors as discussed above in the quarterly section.

The acquisitions of Wenner, Ericson, and BTZ in 2019 as well as the acquisition of Laurus in the first quarter of 2018 contributed approximately $3.3 million of incremental revenue for the nine months ended September 30, 2019. Divested operations consists of two small accounting offices. Refer to Note 14. Acquisitions, to the accompanying consolidated financial statements for further discussions on acquisitions.

Fees earned under the ASAs, as described above, were approximately $125.6 million and $124.1 million for the nine months ended September 30, 2019 and 2018, respectively.

Operating Expenses

Operating expenses increased by $4.2 million, or 1.1%, for the nine months ended September 30, 2019 primarily driven by higher personnel cost. Personnel costs increased by $5.0 million, or 1.6%, with acquisitions contributing approximately $1.8 million to the increase in personnel costs. The increase in personnel costs was partially offset by a reduction in other operating expenses. Operating expense as a percentage of revenue decreased to 79.2% from 80.8% for the prior year period, primarily due to the increase in revenue and the improvement in operating efficiency caused by leveraging personnel cost and controlling other operating expenses.

Benefits and Insurance Services

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$74,120	$70,069	$4,051	5.8%
Acquired businesses	2,840	—	2,840
Total revenue	$76,960	$70,069	$6,891	9.8%
Operating expenses	63,390	59,399	3,991	6.7%
Gross margin	$13,570	$10,670	$2,900	27.2%
Gross margin percent	17.6%	15.2%

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$220,527	$220,152	$375	0.2%
Acquired businesses	4,815	—	4,815
Total revenue	$225,342	$220,152	$5,190	2.4%
Operating expenses	185,836	181,697	4,139	2.3%
Gross margin	$39,506	$38,455	$1,051	2.7%
Gross margin percent	17.5%	17.5%

Three months ended September 30, 2019 compared to September 30, 2018

Revenue

The Benefits and Insurance Services practice group revenue during the third quarter of 2019 increased by $6.9 million, or 9.8%, to $77.0 million compared to $70.1 million for the same period in 2018, primarily due to an increase in same-unit revenue of $4.1 million, or 5.8%, primarily driven by property and casualty group and retirement plan services. The acquisitions of Gavion, QBA, and Paytime in 2019 and acquisitions of Sequoia in the third quarter of 2018 contributed $2.8 million in incremental revenue for the third quarter of 2019. Refer to Note 14. Acquisitions, to the accompanying consolidated financial statements for further discussions on acquisitions.

Operating Expenses

Operating expenses increased by $4.0 million, or 6.7%, during the third quarter of 2019. Operating expense as a percentage of revenue decreased to 82.4% from 84.8% for the same period in 2018, primarily due to higher revenue and improved operating efficiency. Personnel costs increased by $3.3 million, or 7.5%, with acquisitions contributing approximately $1.7 million to the increase in personnel costs.

Nine months ended September 30, 2019 compared to September 30, 2018

Revenue

Revenue for the nine months ended September 30, 2019 increased by $5.2 million, or 2.4%, to $225.3 million compared to $220.2 million for the same period in 2018, primarily due to incremental revenue contributed from acquisitions. The acquisitions of Gavion, QBA, and Paytime in 2019 and acquisitions of Sequoia and InR in the second and third quarters of 2018 contributed $4.8 million in incremental revenue for the nine months ended September 30, 2019. In addition, same-unit revenue increased by $0.4 million, or 0.2%, primarily driven by increased revenues from our property and casualty group and retirement plan services, offset by year over year decline in non-recurring project based revenue which is transactional in nature. Refer to Note 14. Acquisitions, to the accompanying consolidated financial statements for further discussions on acquisitions.

Operating Expenses

Operating expenses increased by $4.1 million, or 2.3%, for the nine months ended September 30, 2019. Operating expense as a percentage of revenue remained unchanged at 82.5%. Personnel costs increased by $3.7 million, or 2.7%, with acquisitions contributing approximately $2.7 million to the increase in personnel costs.

National Practices

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$9,036	$8,035	$1,001	12.5%
Operating expenses	8,104	7,514	590	7.9%
Gross margin	$932	$521	$411	78.9%
Gross margin percent	10.3%	6.5%

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$26,633	$24,343	$2,290	9.4%
Operating expenses	24,308	22,356	1,952	8.7%
Gross margin	$2,325	$1,987	$338	17.0%
Gross margin percent	8.7%	8.2%

Three and nine months ended September 30, 2019 compared to September 30, 2018

Revenue and Operating Expenses

The National Practices group is primarily driven by a cost-plus contract with a single client, which has existed since 1999. The cost-plus contract is a five year contract with the most recent renewal through December 31, 2023. Revenues from this single client accounted for approximately 75% of the National Practice group’s revenue. For the three and nine months ended September 30, 2019, revenue increased by $1.0 million, or 12.5%, and $2.3 million, or 9.4%, respectively, while operating expenses increased $0.6 million, or 7.9%, and $2.0 million, or 8.7%, driven by an increase in salaries and benefits.

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

Accounts receivable balances increase in response to the increase in first quarter revenue generated by the Financial Services practice group. A significant amount of this revenue is billed and collected in subsequent quarters. Days sales outstanding (“DSO”) from continuing operations represent accounts receivable and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve months daily revenue. We provide DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of our ability to collect on receivables in a timely manner. DSO was 93 days and 70 days at September 30, 2019 and December 31, 2018, respectively. DSO at September 30, 2018 was 87 days.

The following table presents selected cash flow information (in thousands). For additional details, refer to the accompanying Consolidated Statements of Cash Flows.

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$49,414	$63,272
Net cash used in investing activities	(24,691)	(39,267)
Net cash used in financing activities	(56,473)	(102,838)
Net increase in cash, cash equivalents and restricted cash	$(31,750)	$(78,833)

Operating Activities

Cash provided by operating activities was $49.4 million during the nine months ended September 30, 2019 primarily due to $71.9 million of net income and certain non-cash items, such as depreciation and amortization expense, totaling approximately $25.6 million.  This cash inflow was offset by $47.7 million cash used to fund accounts receivable and other working capital needs. On January 1, 2019, we adopted the New Lease Standard, which had a significant impact on total assets and liabilities, but had no impact on results of operations or operating cash flow. Cash provided by operating activities was $63.3 million during the nine months ended September 30, 2018 primarily due to net income of $62.5 million and certain non-cash items, such has depreciation and amortization expense, of $27.9 million in aggregate. This cash inflow was offset by working capital use of cash of $27.0 million to fund operations.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2019 consisted primarily of $11.7 million net cash used for acquisitions, $10.3 million capital expenditures, and $3.0 million net activity related to funds held for clients. Cash used in investing activities for the nine months ended September 30, 2018 consisted primarily of $24.6 million of cash used for acquisitions, $9.8 million capital expenditures, and $5.2 million net activity related to funds held for clients.

The balances in funds held for clients and client fund obligations can fluctuate with the timing of cash receipts and the related cash payments. The nature of these accounts is further described in Note 1. Organization and Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2019 primarily consisted of $45.8 million net decrease in client fund obligations, $22.8 million used to repurchase our common stock, as well as $16.9 million in contingent consideration payments related to prior acquisitions, partially offset by $24.5 million in net proceeds from additional borrowings under our 2018 credit facility.

Cash used in financing activities for the nine months ended September 30, 2018 primarily consisted of $76.3 million net decrease in client fund obligations, $11.7 million in contingent consideration payments related to prior acquisitions, $11.4 million in net payments on our 2018 credit facility, and $8.1 million used to repurchase our common stock.

Capital Resources

2018 Credit Facility

At September 30, 2019, we had $160.0 million outstanding under the 2018 credit facility as well as letters of credit and performance guarantees totaling $1.3 million. Available funds under the 2018 credit facility, based on the terms of the commitment, were approximately $233.6 million at September 30, 2019. The weighted average interest rate under the 2018 credit facility was 3.16% in the first nine months of 2019, compared to 3.07% for the same period in 2018. The 2018 credit facility allows for the allocation of funds for future strategic initiatives, including acquisitions and the repurchase of our common stock, subject to the terms and conditions of the 2018 credit facility.

Debt Covenant Compliance

We are required to meet certain financial covenants with respect to (i) total leverage ratio and (ii) a minimum fixed charge coverage ratio. We are in compliance with our covenants as of September 30, 2019. Our ability to service our debt and to fund future strategic initiatives will depend upon our ability to generate cash in the future.

For further discussion regarding our 2018 credit facility and debt, refer to Note 7. Debt and Financing Arrangements, to the accompanying consolidated financial statements.

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

•

We completed several strategic acquisitions during the nine months ended September 30, 2019. For further details on acquisitions, refer to Note 14. Acquisitions, to the accompanying condensed consolidated financial statements.

•

During the nine months ended September 30, 2019, we repurchased approximately 1.0 million shares of our common stock at a total cost of approximately $21.0 million, compared to 0.3 million shares of our common stock at a total cost of approximately $6.2 million for the same period in 2018. For the nine months ended September 30, 2019 and 2018, we withheld approximately 0.1 million and 0.1 million shares, respectively, with an aggregate value of approximately $1.9 million and $1.9 million, respectively, from employees who exercised stock options or who received vested restricted stock awards. Such shares were withheld, if applicable, to cover the required tax withholdings.

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

We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $1.3 million at both September 30, 2019 and December 31, 2018. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at September 30, 2019 and December 31, 2018 totaled $2.5 million and $2.9 million, respectively.

We have various agreements under which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by us under such indemnification clauses is generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2019, we are not aware of any material obligations arising under indemnification agreements that would require payment.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our floating rate debt under our 2018 credit facility exposes us to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which we could borrow funds under the credit facility. Balance outstanding under our credit facility at September 30, 2019 was $160.0 million, of which $90.0 million is subject to rate risk. If market rates were to increase or decrease 100 basis points from the levels at September 30, 2019, interest expense would increase or decrease approximately $0.9 million annually.

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

At September 30, 2019, we had four interest rate swaps with notional values, fixed rates of interest and expiration dates of (i) $25.0 million – 1.300% - October 2020; (ii) $10.0 million – 1.120% - February 2021, (iii) $20.0 million – 1.770% - May 2022; and (iv) $15.0 million – 2.640% - June 2023, respectively. Management will continue to evaluate the potential use of interest rate swaps as we deem appropriate under certain operating and market conditions. We do not enter into derivative instruments for trading or speculative purposes.

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

(b) Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our operating lease contracts and properly assessed the impact of the new accounting standard related to leases on our financial statements to facilitate the adoption on January 1, 2019. There were no significant changes to our internal control over financial reporting due to the adoption of the lease standard. Refer to Note 2. New Accounting Pronouncements, for further information.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent sales of unregistered securities

During the nine months ended September 30, 2019, we issued approximately 195 thousand shares of our common stock as payment for contingent consideration for previous acquisitions and as consideration for current year acquisitions. The foregoing shares were issued in transactions not involving a public offering in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act. The persons to whom the shares were issued had access to full information about the Company and represented that they acquired the shares for their own account and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold, or otherwise transferred without having first been registered under the Securities Act or pursuant to an exemption from the Securities Act.

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

Shares repurchased during the three months ended September 30, 2019 (reported on a trade-date basis) are summarized in the table below (in thousands, except per share data). Average price paid per share includes fees and commissions.

	Issuer Purchases of Equity Securities
Third Quarter Purchases	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
July 1 – July 31, 2019	—	$—	—	4,484
August 1 – August 31, 2019	34	$22.71	34	4,450
September 1 – September 30, 2019	14	$22.80	14	4,436
Third quarter purchases	48	$22.74	48

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1 *	First Amendment to Loan Agreement by and among CBIZ Benefits and Insurance, Inc. and The Huntington National Bank.

31.1 *	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments)

*	Indicates documents filed herewith.
**	Indicates document furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBIZ, Inc.
(Registrant)

Date:	November 1, 2019	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer