Form 10-K
period 2019-12-31
CBIZ, Inc.
filed 2020-02-26
CIK 944148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the last sales price of such common stock as of the closing of trading on June 28, 2019, was approximately $1.0 billion.

The number of outstanding shares of the registrant’s common stock is 55,305,500 as of February 21, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2020 Annual Meeting of Stockholders.

CBIZ, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

PART I

Item 1. Business.

Overview

CBIZ, Inc. is a leading provider of financial, insurance and advisory services tailored to help our clients and their businesses grow and succeed. As a trusted advisor to small and midsized businesses (“SMB”) across the United States, our comprehensive approach enables CBIZ to address our clients’ most urgent needs and complex challenges. With more than 100 offices in 31 states and the District of Columbia, we are one of the largest accounting, insurance brokerage and related financial services providers in the nation. Shares of our common stock are traded on the New York Stock Exchange (“NYSE”) under the symbol “CBZ.”

Business Strategy

Since our founding in 1996, we have built our business through investment in high-growth industries and service lines and the strategic acquisition of financial and insurance services providers, specialty businesses and advisory firms.

At CBIZ, our mission is to provide exceptional advice and solutions that help our clients achieve their goals. We strive to be our clients’ preferred partner for their financial, insurance and advisory needs. We achieve this by offering a higher level of individualized service for SMB clients than what is typically delivered by traditional national firms. We are embedded in local and regional markets and build meaningful relationships to foster deeper understanding of our clients’ business and industry.  Our localized resources are supported by a robust national network of subject matter experts and specialty services that respond to our clients’ evolving needs. We believe this approach enables CBIZ to “out local the nationals, and out national the locals” that ultimately creates a differentiated experience for the clients we serve.

Our custom integrated solutions are designed to be comprehensive and eliminate the need for coordination of multiple service providers. We also leverage technology to create efficiencies and to link aligned services such as benefits, payroll and human capital management services. Our strength is helping our clients to focus on their own core competencies and manage risk through the efficient coordination and delivery of essential professional services.

Available Information - Our principal executive office is located at 6050 Oak Tree Boulevard, South, Suite 500, Cleveland, Ohio 44131, and our telephone number is (216) 447-9000. Our website is located at https://www.cbiz.com. We make available, free of charge on our website, through our investor relations page, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after we file (or furnish) such reports with the SEC. In addition, the SEC maintains an Internet Website that contains reports, proxy and information statements and other information about us at https://www.sec.gov. Our corporate code of conduct and ethics and the charters of the Audit Committee, the Compensation and Human Capital Committee and the Nominating and Governance Committee of the Board of Directors are available on the investor relations page of our website, referenced above, and in print to any shareholder who requests them.

Business Services - We deliver our integrated services through the following three practice groups: Financial Services, Benefits and Insurance Services, and National Practices. A general description of the services provided by each practice group is presented in the table below.

Financial Services	Benefits and Insurance Services	National Practices
• Accounting and Tax • Government Healthcare Consulting • Financial Advisory • Valuation • Risk & Advisory Services	• Group Health Benefits Consulting • Payroll • Property and Casualty • Retirement Plan Services	• Managed Networking and Hardware Services • Healthcare Consulting

Financial Services

Financial Services  is comprised of core accounting services including traditional accounting, tax compliance and specialty services, including transaction and risk advisory services, litigation support, valuation, federal and state government health care compliance, real estate consulting and internal audit outsourcing nationwide. Financial Services reports to the President of Financial Services.

Restrictions imposed by independence requirements and state accountancy laws and regulations preclude us from rendering audit and attest services (other than internal audit services). As such, we maintain joint-referral relationships and administrative service agreements (“ASAs”) with independent licensed Certified Public Accounting (“CPA”) firms (the “CPA firms”) under which audit and attest services may be provided to our clients by such CPA firms. At December 31, 2019, we maintained ASAs with five CPA firms. Most of the members and/or stockholders of those CPA firms are also our employees, and we render services to the CPA firms as an independent contractor. One of our ASAs is with Mayer Hoffman McCann, P.C. (“Mayer Hoffman”), an independent national CPA firm headquartered in Kansas City, Missouri. Mayer Hoffman has 170 stockholders, the vast majority of whom are also our employees. Mayer Hoffman maintains an eight member board of directors. There are no board members of Mayer Hoffman who hold senior officer positions at CBIZ. Our association with Mayer Hoffman offers clients access to the multi-state resources and expertise of a national CPA firm. We also have an ASA with Myers and Stauffer LC (“MSLC”), an independent national governmental health care consulting firm headquartered in Kansas City, Missouri. MSLC has eleven equity members, all of whom are also our employees. MSLC maintains a five member executive committee, none of whom hold senior officer positions at CBIZ. Although the ASAs do not constitute control, we are one of the beneficiaries of the agreements and may bear certain economic risks. As such, the CPA firms with which we maintain ASAs qualify as variable interest entities.

The ASAs have terms ranging up to fifteen years, are renewable upon agreement by both parties, and have certain rights of extension and termination. Under these ASAs, we provide a range of services to the CPA firms, including (but not limited to): administrative functions such as office management, bookkeeping and accounting; preparing marketing and promotional materials; providing office space, computer equipment, systems support and administrative and professional staff. Services are performed in exchange for a fee. Fees earned by us under the ASAs are recorded as revenue in the accompanying Consolidated Statements of Comprehensive Income and totaled approximately $157.6 million, $154.0 million and $156.4 million for the years ended December 31, 2019, 2018 and 2017, respectively, a majority of which is related to services rendered to privately-held clients and governmental agencies. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to us is typically reduced on a proportional basis. Refer to Note 1, Basis of Presentation and Significant Accounting Policies, to the accompanying consolidated financial statements for further discussion.

Benefits and Insurance Services

Benefits and Insurance Services provides brokerage and consulting along lines of services which include group health benefits consulting and brokerage, property and casualty brokerage, retirement plan advisory, payroll, human capital management, actuarial, life insurance and other related services. The leader for each service line reports to the President of Benefits and Insurance Services.

The Benefits and Insurance Services practice group maintains relationships with many different insurance carriers. We do not assume underwriting risk. Some of these carriers have compensation arrangements with us whereby some portion of payments due to the Company may be contingent upon meeting certain performance goals, or upon our providing client services that would otherwise be provided by the carriers. These compensation arrangements are provided to us as a result of our performance and expertise, and may result in enhancing our ability to access certain insurance markets and services on behalf of our clients. The aggregate compensation related to these arrangements received during the years ended December 31, 2019, 2018 and 2017 was less than 2% of consolidated CBIZ revenue for the respective periods.

National Practices

Our National Practices group provides two services: healthcare consulting and information technology. The healthcare consulting business, with expertise in revenue management, reimbursement optimization and managed care contracting, serves hospitals and other healthcare providers. The information technology business has been serving one client in the United States and Canada for more than 15 years.

Revenue

Revenue by practice group for the years ended December 31, 2019, 2018 and 2017 is provided in the table below (in thousands) along with a discussion of certain external relationships and regulatory factors that currently impact those segments.

	Year Ended December 31,
	2019		2018		2017
Financial Services	$616,567	65.0%	$600,926	65.2%	$540,315	63.2%
Benefits and Insurance Services	296,228	31.2%	288,437	31.3%	283,909	33.2%
National Practices	35,629	3.8%	32,640	3.5%	31,116	3.6%
Total CBIZ revenue	$948,424	100.0%	$922,003	100.0%	$855,340	100.0%

Our revenue growth model includes three components; internal organic growth, cross-serving additional services to our existing clients, and targeted acquisitions. Each of these components is critical to our long-term growth strategy.

•

We believe we can capitalize on organic growth opportunities by offering more access to national resources than traditional local professional service firms, but delivering these services locally with a higher level of personal service than is delivered from traditional national firms. We are also able to leverage technology to create efficiencies and to link aligned services such as benefits, payroll and human capital management services.

•

Cross-serving provides us with the opportunity to offer and deliver multiple services to our existing clients. Cross-serving opportunities are identified by our professionals as they provide services to our existing clients. Being our clients’ preferred partner allows us the opportunity to respond to our clients’ needs with diverse and integrated services and solutions.

•

Our acquisition strategy is to selectively acquire businesses in high growth service lines and industries that strengthen our existing service offerings, introduce new specialties and expertise to better serve our clients and enter or expand in desirable geographies and growing markets. We seek target acquisitions with a commitment to exceptional client service, strong leadership and a positive market reputation. We look for opportunities that expand the potential for cross-serving additional services to our clients, an ability to integrate quickly with our existing operations and are accretive to earnings.

Clients

We provide professional services to over 90,000 clients of which more than 50,000 are business clients. Our clients represent a large variety of industries and markets. We target primarily SMB companies that have between 50 and 2,000 employees and annual revenues between $5 million and $200 million. Our largest client comprised less than 2.7% of our consolidated revenue in 2019 and is included in the National Practices group. Management believes that our client diversity helps insulate us from a downturn in a particular industry or geographic market. Nevertheless, economic conditions among select clients and groups of clients may have an impact on the demand for the services that we provide.

Acquisitions and Divestitures

We seek to acquire businesses that strengthen our existing service offerings, introduce new specialties and expertise to better serve our clients and enter or expand in desirable geographies and growing markets. In 2019, we completed six acquisitions and purchased one client list.

From time to time, we divest (through sale or closure) business operations on an as-needed basis that do not contribute to our long-term objectives for growth, or that are not complementary to our target service offerings and markets.

For further discussion regarding acquisitions and divestitures, refer to Note 18, Acquisitions and Note 19, Discontinued Operations and Divestitures, to the accompanying consolidated financial statement

Regulation

Our operations are subject to regulation by federal, state, local and professional governing bodies. Accordingly, our business services may be impacted by legislative changes by these bodies, particularly with respect to provisions relating to payroll, benefits administration and insurance services, pension plan administration and tax and accounting. We remain abreast of regulatory changes affecting our business, as these changes often affect clients’ activities with respect to employment, taxation, benefits, and accounting. For instance, changes in income, estate, or property tax laws may require additional consultation with clients subject to these changes to assist these clients to comply with revised regulations.

We are subject to industry regulation and changes, including changes in laws, regulations, and codes of ethics governing our accounting, insurance, valuation, registered investment advisory and broker-dealer operations, as well as in other industries, the interpretation of which may impact our operations.

We are subject to certain privacy and information security laws and regulations, including, but not limited to those under the Health Insurance Portability and Accountability Act of 1996, Financial Modernization Act of 1999 (the Gramm-Leach-Bliley Act), the Health Information Technology for Economic and Clinical Health Act, and other provisions of federal and state laws which may restrict our operations and give rise to expenses related to compliance.

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

As of December 31, 2019, we are in compliance with all governmental and professional organizations regulations relevant to the services we provide.

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

Seasonality

Core financial services (traditional tax and accounting services) are impacted by seasonality given the nature of tax season due to a heavier volume of activity during the first four months of the year.  Seasonality is most evident in the quarterly earnings per share (EPS) as most of the annual EPS is earned during the first half of the year. Like most professional service companies, most of our operating costs are relatively fixed in the short term, which generally results in higher operating margins in the first half of the year.

Competition

The professional business services industry is highly fragmented and competitive. We compete with national, regional and local professional services firms including accounting and tax firms, insurance brokers, payroll advisors and consulting firms. The majority of industry participants offers only a limited number of services. We differentiate ourselves from competitors through the quality and diversity of our service offerings.

We believe that our strong client relationships, high quality of professional services, range of service offerings, industry expertise, geographic proximity, as well as our ability to provide national expertise on a local level give us a competitive advantage.

Employees

We employed approximately 4,800 employees as of December 31, 2019. A large number of our employees hold professional licenses or credentials required of their respective profession. As a leading provider of professional services, our success depends on our ability to recruit, retain, engage, and develop a talented workforce. We believe that our employees are our most important asset and strive to be recognized as employer of choice by our employees.

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

We are dependent on the services of our executive officers and other key employees, the loss of any of whom may have a material adverse effect on our business, financial condition and results of operations. Our success depends in large part upon the abilities and continued services of our executive officers and other key employees, such as those who generate substantial client revenue and our business unit presidents. In the course of business operations, employees may retire, resign and seek employment elsewhere. Certain key employees, however, are bound in writing to agreements containing non-compete and other restrictive covenants barring competitive employment, client acceptance, and solicitation of employees for a period of between one and ten years following their resignation. We cannot assure you that we will be able to retain the services of our key personnel. If we cannot retain the services of key personnel, there could be a material adverse effect on our business, financial condition and results of operations. While we generally have contractual arrangements with key personnel that contain restrictive covenants, courts are at times reluctant to enforce such covenants. In addition, many of our executive officers and other key personnel are either participants in our 2019 Stock Omnibus Incentive Plan (the “2019 Plan”), holders of a significant amount of our common stock, or receive other incentive-based compensation. We believe that these interests provide additional incentives for these key employees to remain with us. In order to support our growth, we intend to continue to effectively recruit, hire, train and retain additional qualified management personnel. Our inability to attract and retain necessary personnel could have a material adverse effect on our business, financial condition and results of operations.

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

Under these ASAs, we provide a range of services to the CPA firms, including: administrative functions such as professional staff, office management, bookkeeping, and accounting; preparing marketing and promotion materials; providing office space, computer equipment, systems support and administrative support. Services are performed in exchange for a fee. Fees earned by us under the ASAs are recorded as revenue in the accompanying Consolidated Statements of Comprehensive Income. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to us is typically reduced on a proportional basis.

With respect to CPA firm clients that are required to file audited financial statements with the SEC, the SEC staff views us and the CPA firms with which we have contractual relationships as a single entity in applying independence rules established by the accountancy regulators and the SEC. Accordingly, we do not hold any financial interest in, nor do we enter into any business relationship with, an SEC-reporting attest client that the CPA firm performing an audit could not maintain; further, we do not provide any non-audit services to an SEC-reporting attest client that the CPA firm performing an audit could not sell under the auditor independence limitations set out in the Sarbanes-Oxley Act of 2002 and other professional accountancy independence standards. SEC staff informed us that independence rules that apply to clients that receive attest services under SEC and Public Company Accounting Oversight Board (“PCAOB”) standards from such CPA firms would prohibit such clients from holding any common stock of CBIZ. However, applicable professional standards generally permit us to provide additional services to privately-held companies, in addition to those services which may be provided to SEC-reporting attest clients of a CPA firm. We and the CPA firms have implemented policies and procedures designed to enable us to maintain independence and freedom from conflicts of interest in accordance with applicable standards. Given the pre-existing limits set by us on our relationships with SEC-reporting attest clients of associated CPA firms, and the limited number and size of such clients, the imposition of independence limitations under the Sarbanes-Oxley Act of 2002, SEC rule or interpretation, or PCAOB standards do not and are not expected to materially affect our revenues.

There can be no assurance that following the policies and procedures implemented by us and the CPA firms will enable us and the CPA firms to avoid circumstances that would cause us and them to lack independence from an SEC-reporting attest client; nor can there be any assurance that state, U.S. Government Accountability Office or U.S. Department Of Labor accountancy authorities will not impose additional restrictions on the profession. To the extent that the CPA firms for whom we provide staffing, administrative and other services are affected, we may experience a decline in fee revenue from these businesses as well as expenses related to addressing independence concerns. To date, revenues derived from providing services in connection with attestation engagements of the attest firms performed for SEC-reporting clients have not been material.

Our goodwill and other intangible assets could become impaired, which could lead to material non-cash charges against earnings. At December 31, 2019, the net carrying value of our goodwill and other intangible assets totaled $588.2 million and $66.5 million, respectively. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other, we assess these assets, including client lists, to determine if there is any indication of impairment. Significant negative industry or economic trends, disruptions to our business, adverse changes resulting from new governmental regulations, divestitures and sustained market capitalization declines may result in recognition of impairments. Any impairment of goodwill or intangible assets would result in a non-cash charge against current earnings, which could lead to a material impact on our results of operations and statements of financial position.

Certain liabilities resulting from acquisitions are estimated and could lead to a material impact on earnings. Through our acquisition activities, we record liabilities for future contingent earnout payments that are settled in cash or through the issuance of common stock. The fair value of these liabilities is assessed on a quarterly basis and changes in assumptions used to determine the amount of the liability or a change in the fair value of our common stock could lead to an adjustment that may have a material impact, favorable or unfavorable, on our results of operations.

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

We could be held liable for errors and omissions. All of our business services entail an inherent risk of malpractice and other similar claims resulting from errors and omissions. Therefore, we maintain errors and omissions insurance coverage. Although we believe that our insurance coverage is adequate, we cannot be certain that actual future claims, judgments, settlements, or related legal expenses would not exceed the coverage amounts. If such judgments, settlements, or related legal expenses exceed insurance coverage by a material amount, they could have material adverse effect on our business, financial condition and result of operations. In addition, we cannot be certain that the different insurance carriers which provide errors and omissions coverage for different lines of our business will not dispute their obligation to cover a particular claim. If we have a large claim, or a large number of claims, on our insurance, the rates for such insurance may increase, and amounts expended in defense or settlement of these claims prior to exhaustion of deductible or self-retention levels may become significant, but contractual arrangements with clients may constrain our ability to incorporate such increases into service fees. Insurance rate increases, disputes by carriers over coverage questions, payments by us within deductible or self-retention limits, as well as any underlying claims or settlement of such claims, could have a material adverse effect on our business, financial condition and results of operations.

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

The future issuance of additional shares could adversely affect the price of our common stock. Future sales or issuances of common stock, including those related to the uses described below, or the perception that sales could occur, could adversely affect the market price of our common stock and dilute the percentage ownership held by our stockholders. We have authorized 250 million shares of common stock, and have approximately 55.3 million shares of common stock outstanding at January 31, 2020. A substantial number of these shares have been issued in connection with acquisitions. As part of many acquisition transactions, shares are contractually restricted from sale for a one-year period, and as of January 31, 2020, approximately 0.1 million shares of our common stock were under lock-up contractual restrictions that expire by December 31, 2020. We cannot be sure when sales by holders of our stock will occur, how many shares will be sold or the effect that sales may have on the market price of our common stock.

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

We require a significant amount of cash for interest payments on our debt and to expand our business as planned. At December 31, 2019, our debt consisted primarily of $105.5 million in principal amount outstanding under our $400 million unsecured credit facility (the “2018 credit facility” or the “credit facility”). Our debt requires us to dedicate a portion of our cash flow from operations to pay interest on our indebtedness, thereby reducing the funds available to use for acquisitions, capital expenditures and general corporate purposes. Our ability to make interest payments on our debt, and to fund acquisitions, will depend upon our ability to generate cash in the future. Insufficient cash flow could place us at risk of default under our debt agreements or could prevent us from expanding our business as planned. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our credit facility in an amount sufficient to enable us to fund our other liquidity needs. Volatility in interest rates from monetary policy or economic conditions could increase expenses, cause uncertainty and impact our ability to pay interest on our indebtedness. Refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for further information regarding interest rate risk.

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

We may not be able to acquire and finance additional businesses which may limit our ability to pursue our business strategy. We acquired six businesses and one client list during 2019, and maintain a healthy pipeline of potential businesses for acquisition. Targeted acquisitions are part of our growth strategy, and it is our intention to selectively acquire businesses or client lists that are complementary to existing service offerings in our target markets. However, we cannot be certain that we will be able to continue identifying appropriate acquisition candidates and acquire them on satisfactory terms, and we cannot be assured that such acquisitions, even if completed, will perform as expected or will contribute significant synergies, revenues or profits. In addition, we may also face increased competition for acquisition opportunities, which may inhibit our ability to complete transactions on terms that are favorable to us. As discussed above, there are certain provisions under our credit facility that may limit our ability to acquire additional businesses. In the event that we are not in compliance with certain covenants as specified in our credit facility, we could be restricted from making acquisitions, restricted from borrowing funds from our credit facility for other uses, or required to pay down the outstanding balance on the line of credit. However, management believes that funds available under the credit facility, along with cash generated from operations, will be sufficient to meet our liquidity needs, including planned acquisition activity in the foreseeable future. To the extent we are unable to find suitable acquisition candidates, an important component of our growth strategy may not be realized.

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

Given our levels of share-based compensation, our tax rate may vary significantly depending on our stock price. We apply FASB Accounting Standards Codification 718, Compensation - Stock Compensation under which the tax effects of the accounting for share-based compensation may significantly impact our effective tax rate from period to period. In periods in which our stock price is higher than the grant date fair value of the share-based compensation vesting or exercises in that period, we will recognize excess tax benefits that will decrease our effective tax rate. In future periods in which our stock price is lower than the grant price of the share-based compensation vesting in that period, our effective tax rate may increase. The amount and value of share-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of share-based compensation on our effective tax rate. These tax effects are dependent on our stock price and exercise activity, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.

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

Rapid technological changes could significantly impact our competitive position, client relationships and operating results. The professional business services industry has been and continues to be impacted by significant technological changes, enabling companies to offer services competitive with ours. Those technological changes may (i) reduce demand for our services, (ii) enable the development of competitive products or services, or (iii) enable our current customers to reduce or bypass the use of our services. Additionally, rapid changes in artificial intelligence and block chain-based technology are increasing the competitiveness landscape. We may not be successful in anticipating or responding to these changes and demand for our services could be further reduced by advanced technologies being deployed by our competitors. The effort to gain technological expertise and develop new technologies in our business may require us to incur significant expenses. In some cases, we depend on key vendors and partners to provide technology and other support. If these third parties fail to perform their obligations or cease to work with us, our ability to execute on our strategic initiatives could be adversely affected.

Climate change legislation or regulations restricting emissions of “Greenhouse Gases” could result in increased operating costs. In 2009, the EPA published its findings that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”), present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth's atmosphere and other climate changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA has adopted two sets of regulations under the existing Clean Air Act that would require a reduction in emissions of GHGs from motor vehicles and could trigger permit review for GHG emissions from certain stationary sources. In addition, both houses of Congress have actively considered legislation to reduce emissions of GHGs, and almost one-half of the states have taken legal measures to reduce emissions of GHGs primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. The adoption and implementation of any regulations imposing GHG reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to monitor and to reduce emissions of GHGs associated with our operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located at 6050 Oak Tree Boulevard, South, Suite 500, Cleveland, Ohio 44131, in leased premises. We lease more than 100 offices in 31 states and the District of Columbia and believe that our current facilities are sufficient for our current needs.

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

Holders of Record - The number of holders of our common stock based on record ownership as of December 31, 2019 was approximately 2,200.

Dividends - Historically, we have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Refer to Note 9, Debt and Financing Arrangements, to the accompanying consolidated financial statements for information relating to restrictions on declaring or making dividend payments under our 2018 credit facility.

Recent Sales of Unregistered Securities - During the year ended December 31, 2019, we issued approximately 214.2 thousand shares of our common stock as payment for contingent consideration for current year and previous acquisitions. The above referenced shares were issued in transactions not involving a public offering in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act. The persons to whom the shares were issued had access to full information about the Company and represented that they acquired the shares for their own account and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold, or otherwise transferred without having first been registered under the Securities Act or pursuant to an exemption from the Securities Act.

Issuer Purchases of Equity Securities - Shares repurchased during the three months ended December 31, 2019 (reported on a trade-date basis) are summarized in the table below (in thousands, except per share data). Average price paid per share includes fees and commissions.

	Issuer Purchases of Equity Securities
Fourth Quarter Purchases	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
October 1 – October 31, 2019	4	$23.02	4	4,432
November 1 – November 30, 2019	33	$26.65	33	4,399
December 1 – December 31, 2019	124	$27.26	124	4,275
Fourth quarter purchases	161	$27.03	161
Refer to Note 13, Common Stock, to the accompanying consolidated financial statements for future discussion on the Share Repurchase Program.

Performance Graph - The graph below matches the cumulative five-year total return of holders of CBIZ, Inc.’s common stock with the cumulative total returns of the S&P 500 index, the Russell 2000 index and a customized peer group of five companies that includes: Brown & Brown, Inc., H & R Block, Inc., Paychex, Inc., Resources Connection, Inc. and Willis Towers Watson Plc. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2014 and tracks it through December 31, 2019.

	12/14	12/15	12/16	12/17	12/18	12/19
CBIZ, Inc.	$100.00	$115.19	$160.05	$180.49	$230.14	$314.95
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
Russell 2000	100.00	95.59	115.95	132.94	118.30	148.49
Peer Group	100.00	110.35	118.76	140.86	142.85	189.09

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share data)
Results of Operations Data
Revenue	$948,424	$922,003	$855,340	$799,832	$750,422
Income from continuing operations before income tax expense	92,889	79,840	74,320	67,006	57,832
Income tax expense	21,840	18,267	23,288	26,399	22,829
Income from continuing operations	71,049	61,573	51,032	40,607	35,003
Net income	$70,714	$61,570	$50,377	$40,065	$34,107
Basic weighted average common shares	54,299	54,561	53,862	52,321	50,280
Diluted weighted average common shares	55,895	56,487	55,689	53,513	52,693
Diluted earnings per share:
Continuing operations	$1.27	$1.09	$0.92	$0.76	$0.66
Net income	$1.26	$1.09	$0.91	$0.75	$0.65
Balance Sheet Data
Total assets	$1,400,774	$1,183,031	$1,176,231	$1,118,588	$996,331
Long-term debt	$105,500	$135,500	$178,500	$191,400	$206,550
Total liabilities	$741,536	$589,368	$645,352	$638,567	$568,383
Total stockholders’ equity	$659,238	$593,663	$530,879	$480,021	$427,948
Adjusted EBITDA (1)	$120,582	$109,135	$104,011	$94,842	$87,039

(1)

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

Executive Summary

Financial Year in Review - Revenue of $948.4 million in 2019 grew $26.4 million, or 2.9%, from revenue of $922.0 million in 2018. Same-unit revenue improved by $18.2 million, or 2.0%, while acquisitions, net of divestitures, contributed $8.2 million to revenue, or 0.9%. A detailed discussion of revenue by practice group is included under “Operating Practice Groups.” Income from continuing operations in 2019 increased $9.4 million, or 15.3%, to $71.0 million from $61.6 million in 2018. Refer to “Results of Operations - Continuing Operations” for a detailed discussion of the components of income from continuing operations. Earnings per diluted share from continuing operations were $1.27 in 2019, compared to $1.09 in 2018, with a fully diluted weighted average share count of 55.9 million shares in 2019, compared to 56.5 million shares in 2018.

Strategic Use of Capital - Our first priority for the use of capital is to make strategic acquisitions. We completed the following six acquisitions in 2019:

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

Refer to Note 18, Acquisitions, to the accompanying consolidated financial statements for further discussion on acquisitions.

We also have the financing flexibility and the capacity to actively repurchase shares of our common stock. We believe that repurchasing shares of our common stock is a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our shareholders. On February 6, 2020, the CBIZ Board of Directors authorized the purchase of up to 5.0 million shares of our common stock under our Share Repurchase Program (the “Share Repurchase Program”), which may be suspended or discontinued at any time and expires on April 1, 2021. The shares may be purchased (i) in the open market, (ii) in privately negotiated transactions, or (iii) under Rule 10b5-1 trading plans, which may include purchases from our employees, officers and directors, in accordance with the Securities and Exchange Commission (the “SEC”) rules.  CBIZ management will determine the timing and amount of the transaction based on its evaluation of market conditions and other factors.

Pursuant to previously authorized share repurchase programs, we repurchased 1.3 million shares of our common stock at a total cost of approximately $27.2 million in 2019, 0.9 million shares at a total cost of approximately $17.5 million in 2018 and 1.3 million shares at a total cost of approximately $19.7 million in 2017. Refer to Note 13, Common Stock, to the accompanying consolidated financial statements for further discussion on the Share Repurchase Program.

Recent Accomplishments and Other Events

Workplace Awards - In 2019, we were honored and recognized for 62 various national and local market awards. A sample of the awards won include;

•	America’s Best Mid-Size Employer - We were named one of “2019 America’s Best Mid-Size Employers” by Forbes magazine.

•	Best Workplace in Consulting and Professional Services - We were named one of the “2019 Best Workplaces in Consulting and Professional Services” by Great Place to Work and Fortune magazine.

•

Alliance for Workplace Excellence - We were recognized for three awards in 2019 by the Alliance for Workplace Excellence; (i) Workplace Excellence Seal of Approval, (ii) Health & Wellness Seal of Approval and (iii) Certificate of Recognition – Best Practices for Supporting Works 50+.

•

Best Places to Work - We were selected and honored for the fifth consecutive year as a “Best Places to Work in Insurance” by Business Insurance magazine based on our commitment to attracting, developing and retaining great talent through employee benefits and other programs. We were recognized for this award based on core focus areas such as leadership and planning, corporate culture, communications, work environment and overall engagement.

•

2019 Healthiest 100 Workplaces in America – Springbuk evaluated over 1,000 applicants across six key categories: Culture and Leadership Commitment, Foundational Components, Strategic Planning, Marketing and Communications, Programming and Interventions, and Reporting and Analytics. We were honored to be named one of the top 100 winners for a second time.

•

Best and Brightest Companies in the Nation Top 101 - For the fourth year in a row, we were honored as a “Best and Brightest Company” by National Association of Business Resources (NABR) based on our commitment to human resource practices and employee enrichment.

•	Best and Brightness in Wellness – We were again honored by NABR as an organization that promotes a culture of wellness.

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

Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on July 1, 2018, revenue for the period January 1, 2019 through June 30, 2019 would be reported as revenue from acquired businesses; same-unit revenue would include revenue for the periods July 1 through December 31 of both years. Divested operations represent operations that did not meet the criteria for treatment as discontinued operations. Those businesses that have met the requirements to be treated as a discontinued operation are eliminated from continuing operations for all periods presented below.

Revenue

The following table summarizes total revenue for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	Percent	2018	Percent	2017	Percent
	(Dollars in thousands)
Financial Services	$616,567	65.0%	$600,926	65.2%	$540,315	63.2%
Benefits and Insurance Services	296,228	31.2%	288,437	31.3%	283,909	33.2%
National Practices	35,629	3.8%	32,640	3.5%	31,116	3.6%
Total CBIZ revenue	$948,424	100.0%	$922,003	100.0%	$855,340	100.0%

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

Operating Expenses

The following table presents our operating expenses for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Operating expenses	$823,496	$790,283	$755,584
Operating expenses % of revenue	86.8%	85.7%	88.3%

2019 compared to 2018 - Our operating expenses increased by $33.2 million, and increased to 86.8% of revenue from 85.7% of revenue for the prior year. The deferred compensation plan increased operating expenses by $17.2 million in 2019, but decreased operating expenses by $4.5 million in 2018. Excluding the impact of the deferred compensation plan, operating expenses would have been $806.3 million, or 85.0% of revenue, in 2019 compared to $794.8 million, or 86.2% of revenue, in 2018.

The majority of our operating expenses relate to personnel costs, which includes (i) salaries and benefits, (ii) commissions paid to producers (iii) incentive compensation and (iv) share-based compensation. Personnel costs increased $11.1 million, or 1.8%, to support our growth in revenue, with acquisitions contributing approximately $5.7 million to personnel costs. Personnel costs and other operating expenses are discussed in further detail under “Operating Practice Groups.”

2018 compared to 2017 - Our operating expenses increased by $34.7 million, or 4.6%, in 2018 compared to 2017, and decreased to 85.7% of revenue from 88.3% of revenue for the prior year. The deferred compensation plan decreased operating expenses by $4.5 million in 2018, but increased operating expenses by $10.9 million in 2017.  Excluding the impact of the deferred compensation plan, operating expenses would have been $794.8 million, or 86.2% of revenue, in 2018 compared to $744.7 million, or 87.1% of revenue, in 2017. Personnel costs increased $44.8 million, or 7.7%, to support our growth in revenue, with acquisitions contributing approximately $15.0 million to personnel costs.

Corporate General & Administrative Expenses

The following table presents our Corporate General & Administrative (“G&A”) expenses for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands, except percentages)
G&A expenses	$44,406	$39,173	$33,295
G&A expenses % of revenue	4.7%	4.2%	3.9%

2019 compared to 2018 - Our G&A expenses increased by approximately $5.2 million, or 13.4%, in 2019 compared to 2018, and increased to 4.7% of revenue from 4.2% of revenue for the prior year. The deferred compensation plan increased G&A expenses by $2.0 million in 2019, but decreased G&A expenses by $0.4 million in 2018. Excluding the impact of the deferred compensation plan, G&A expenses would have been $42.4 million, or 4.5% of revenue, in 2019 compared to $39.6 million, or 4.3% of revenue, in 2018. Personnel costs, including stock-based compensation, increased $1.1 million, or 5.1%.

2018 compared to 2017 - Our G&A expenses increased by approximately $5.9 million, or 17.7%, in 2018 compared to 2017, and increased to 4.2% of revenue from 3.9% of revenue for the prior year. The deferred compensation plan reduced G&A expenses by $0.4 million in 2018, but increased G&A expenses by $1.2 million in 2017. Excluding the impact of the deferred compensation plan, G&A expenses would have been $39.6 million, or 4.3% of revenue, in 2018 compared to $32.1 million, or 3.8% of revenue, in 2017. Personnel costs increased $3.7 million, or 20.5%, mainly due to an increase in incentive-based compensation.  An increase in marketing expenses of approximately $1.6 million, mostly attributable to the national marketing campaign, also contributed to the increase in G&A expenses.

Other Income (Expense), net

The following table presents our other income (expense), net for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Interest expense	$(5,765)	$(6,645)	$(6,675)
Gain on sale of operations, net	417	1,025	45
Other income (expense), net (1)	17,715	(7,087)	14,489
Total other income (expense), net	$12,367	$(12,707)	$7,859

(1)

Other income (expense), net includes a net gain of $19.2 million in 2019, compared to net loss of $4.9 million in 2018 and net gain of $12.1 in 2017, associated with the value of investments held in a rabbi trust related to the deferred compensation plan. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan are offset by a corresponding increase or decrease to compensation expense, which is recorded as “Operating expenses” and “G&A expenses” in the accompanying Consolidated Statements of Comprehensive Income. The deferred compensation plan has no impact on “Income from continuing operations before income tax expense” or diluted earnings per share from continuing operations.

Interest Expense - Our primary financing arrangement is the 2018 credit facility. Interest expense was $5.8 million in 2019, compared to $6.6 million in 2018. Our average debt balance and interest rate was $158.3 million and 3.09%, respectively, in 2019 compared to $182.3 million and 3.08%, respectively, in 2018. Interest expense was $6.7 million in 2017 with an average debt balance and interest rate of $205.3 million and 2.72%, respectively. Our debt is further discussed in Note 9, Debt and Financing Arrangements, to the accompanying consolidated financial statements.

Gain on Sale of Operations, net – We sold a small office in the Financial Services practice group during 2019.  We sold a small office in the Financial Services practice group, along with two small books of business, both in the Benefits and Insurance practice group in 2018 and sold one small book of business in the Financial Services practice group in 2017.

Other Income (Expense), net - The majority of “Other income (expense), net” consists of net gains and losses associated with the value of the deferred compensation plan as discussed above in Note 1, Basis of Presentation and Significant Accounting Policies, as well as net adjustments to the fair value of our contingent purchase price liability related to prior acquisitions. Other income of $17.7 million in 2019 consisted of a $19.2 million net gain related to the deferred compensation plan, partially offset by a $1.6 million net adjustment increase to the fair value of our contingent purchase price liability. Other expense of $7.1 million in 2018 consisted of a net loss of $4.9 million related to the deferred compensation plan and a $2.6 million net adjustment increase to the fair value of our contingent purchase price liability. Other income of $14.5 million in 2017 consisted of a net gain of $12.1 million related to the deferred compensation plan, as well as a $1.5 million net adjustment decrease to the fair value of our contingent purchase price liability.

Income Tax Expense

The following table presents our income tax expense for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands, except percentages)
Income tax expense	$21,840	$18,267	$23,288
Effective tax rate	23.5%	22.9%	31.3%

The increase in income tax expense from 2018 to 2019 was primarily driven by higher pre-tax income. The increase in the effective tax rate from 2018 to 2019 was primarily attributable to a larger reversal of estimated tax reserves due to the expiration of certain statutes of limitation in 2018 compared to 2019. The decrease in income tax expense and effective tax rate from 2017 to 2018 was primarily due to the Tax Cuts and Jobs Act of 2017. Refer to Note 8, Income Taxes, for additional information on our provision for income taxes.

GAAP RECONCILIATION

Income from Continuing Operations to Non-GAAP Financial Measure (1)

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Income from continuing operations	$71,049	$61,573	$51,032	$40,607	$35,003
Interest expense	5,765	6,645	6,675	6,593	8,902
Income tax expense	21,840	18,267	23,288	26,399	22,829
Gain on sale of operations, net	(417)	(1,025)	(45)	(855)	(84)
Depreciation	8,283	6,140	5,274	5,378	5,658
Amortization	14,062	17,535	17,787	16,720	14,731
Adjusted EBITDA	$120,582	$109,135	$104,011	$94,842	$87,039

(1)

We report our financial results in accordance with GAAP. This table reconciles Adjusted EBITDA, a Non-GAAP financial measure to the nearest GAAP financial measure, “Income from continuing operations.” Adjusted EBITDA is not defined by GAAP, is not based on any comprehensive set of accounting rules or principles, and should not be considered in isolation from, or regarded as an alternative or replacement to, any measurement of performance or cash flow under GAAP. Because of these limitations, Adjusted EBITDA should be considered alongside our financial results presented in accordance with GAAP.

Operating Practice Groups

We deliver our integrated services through three practice groups: Financial Services, Benefits and Insurance Services and National Practices. A description of these groups’ operating results and factors affecting their businesses is provided below.

Financial Services

	Year Ended December 31,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Revenue
Same-unit	$611,539	$596,549	$14,990	2.5%
Acquired businesses	5,028	—	5,028
Divested operation	—	4,377	(4,377)
Total revenue	616,567	600,926	15,641	2.6%
Operating expenses	515,240	508,653	6,587	1.3%
Gross margin	$101,327	$92,273	$9,054	9.8%
Gross margin percentage	16.4%	15.4%

2019 compared to 2018 - The Financial Services practice group revenue in 2019 grew by 2.6% to $616.6 million from $600.9 million in 2018, reflecting same-unit growth of $15.0 million, or 2.5%, driven by those units that provide traditional accounting and tax-related services, which increased by $15.1 million, or 4.3%. Traditional accounting and tax-related services growth was attributable to favorable pricing and an increase in billable hours. Same-unit revenue also benefited from moderate growth in government healthcare compliance business and project work. The acquisition of businesses provided incremental revenue of $5.0 million. We provide a range of services to affiliated CPA firms under ASAs. Fees earned under the ASAs are recorded as revenue in the accompanying Consolidated Statements of Comprehensive Income and were $157.6 million and $154.0 million in 2019 and 2018, respectively.

Operating expenses increased by $6.6 million in 2019, but decreased to 83.6% of revenue from 84.6% of revenue for the prior year, primarily due to leveraging personnel costs and other operating expenses with the increase in revenue. Personnel costs increased by $6.9 million, or 1.7%, with acquisitions contributing approximately $3.1 million to personnel costs in 2019.

	Year Ended December 31,
	2018	2017	$ Change	% Change
	(Dollars in thousands)
Revenue
Same-unit	$578,308	$540,120	$38,188	7.1%
Acquired businesses	22,618	-	22,618
Divested operation	-	195	(195)
Total revenue	600,926	540,315	60,611	11.2%
Operating expenses	508,653	468,089	40,564	8.7%
Gross margin	$92,273	$72,226	$20,047	27.8%
Gross margin percentage	15.4%	13.4%

2018 compared to 2017 - The Financial Services practice group revenue in 2018 grew by 11.2% to $600.9 million from $540.3 million in 2017, reflecting same-unit growth of $38.2 million, or 7.1%, driven by those units that provide traditional accounting and tax-related services, which increased by $19.5 million, or 5.6%, as well as those units that provide consulting services, which increased by $18.7 million, or 9.2%. Traditional accounting and tax-related services growth was attributable to favorable pricing and an increase in billable hours. Business units that provide consulting services benefited from both project work and growth in the governmental health care compliance business, as well as growth in the advisory business. The acquisition of CMF Associates, L.L.C. (“CMF”), Laurus, and McKay & Carnahan, Inc. (“McKay”) provided incremental revenue of $22.6 million. We provide a range of services to affiliated CPA firms under ASAs. Fees earned under the ASAs are recorded as revenue in the accompanying Consolidated Statements of Comprehensive Income and were $154.0 million and $156.4 million in 2018 and 2017, respectively.

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

Benefits and Insurance Services

	Year Ended December 31,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Revenue
Same-unit	$288,447	$288,243	$204	0.1%
Acquired businesses	7,781	—	7,781
Divested operation	—	194	(194)
Total revenue	296,228	288,437	7,791	2.7%
Operating expenses	246,245	239,646	6,599	2.8%
Gross margin	$49,983	$48,791	$1,192	2.4%
Gross margin percentage	16.9%	16.9%

2019 compared to 2018 - The Benefits and Insurance Services practice group revenue in 2019 grew by 2.7% to $296.2 million from $288.4 million in 2018, primarily driven by $7.8 million of incremental revenue from the acquisition of businesses. Same-unit revenue increased slightly by $0.2 million, or 0.1%, in 2019 driven by growth in our property and casualty and retirement service groups, offset by year over year declines non-recurring project based revenue which is transactional in nature. Operating expenses increased by $6.6 million in 2019 due to personnel costs which increased by $5.1 million, or 2.8%, primarily due to acquisitions, as well as an increase in the hiring of sales production staff.

	Year Ended December 31,
	2018	2017	$ Change	% Change
	(Dollars in thousands)
Revenue
Same-unit	$284,366	$283,909	$457	0.2%
Acquired businesses	4,071	-	4,071
Total revenue	288,437	283,909	4,528	1.6%
Operating expenses	239,646	236,317	3,329	1.4%
Gross margin	$48,791	$47,592	$1,199	2.5%
Gross margin percentage	16.9%	16.8%

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

National Practices

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Revenue
Same-unit	$35,629	$32,640	$31,116
Operating expenses	32,474	30,003	28,382
Gross margin	$3,155	$2,637	$2,734
Gross margin percentage	8.9%	8.1%	8.8%

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

Liquidity AND CAPITAL RESOURCES

The following table is derived from our Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net cash flows provided by operating activities	$98,185	$105,248	$77,036
Net cash used in investing activities	(27,685)	(47,576)	(48,681)
Net cash flows used in financing activities	(54,549)	(109,380)	(45,593)

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

Our working capital management primarily relates to trade accounts receivable, accounts payable, incentive-based compensation and other assets which consists of other receivables and prepaid assets typically related to activities in the normal course of our business operations. At any specific point in time, working capital is subject to many variables, including seasonality and the timing of cash receipts and payments, most notably in the timing of insurance premiums to the carriers within our Benefits and Insurance practice group. We have restricted cash on deposit from clients in connection with the pass-through of insurance premiums to the carrier with the related liability for these funds recorded in “Accounts payable” in the accompanying Consolidated Balance Sheets.

Accounts receivable balances increase in response to the increase in revenue generated by the Financial Services practice group during the first four months of the year. A significant amount of this revenue is billed and collected in subsequent quarters. Days sales outstanding (“DSO”) from continuing operations represent accounts receivable and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve months daily revenue. DSO was 75 days as of both December 31, 2019 and 2018. We provide DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of our ability to collect on receivables in a timely manner.

Cash Provided by Operating Activities

2019 compared to 2018 - Cash flow from operating activities generated cash of $98.2 million during 2019 and consisted of net income of $70.7 million, adjusted for certain non-cash items, such as depreciation and amortization expense of $22.3 million, deferred income taxes of $9.7 million and share-based compensation expense of $7.3 million, as well as a working capital use of cash of $11.4 million. The $7.1 million decrease in cash provided by operating activities in 2019 compared to 2018 was primarily due to a net decrease in cash from working capital of $16.5 million, which was offset by the increase in net income $9.1 million.

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

Investing Activities

The majority of our investing activities relate to acquisitions, capital expenditures and net activity related to funds held for clients. Refer to Note 1, Basis of Presentation and Significant Accounting Policies, and Note 18, Acquisitions, to the accompanying consolidated financial statements for further discussion on our acquisitions and a further description of funds held for clients and client fund obligations.

2019 - Net cash used in investing activities in 2019 consisted primarily of $11.7 million related to business acquisitions, as well as $13.9 million in capital expenditures. Net activity related to funds held for clients also contributed $3.3 million to cash used in investing activities.

2018 - Net cash used in investing activities in 2018 consisted primarily of $29.1 million related to the acquisitions of Laurus, InR and Sequoia, as well as $14.6 million in capital expenditures. Net activity related to funds held for clients also contributed $6.2 million to cash used in investing activities

2017 - Net cash used in investing activities in 2017 consisted primarily of $28.1 million related to the acquisition of CMF and Slaton and working capital adjustments related to the Savitz acquisition, as well as $11.9 million of capital expenditures. Net activity related to funds held for clients of $6.8 million also contributed to cash used in investing activities.

Financing Activities

The majority of our financing activities relates to our 2018 credit facility, share repurchases, net client fund obligation activity, as well as contingent consideration payments for prior acquisitions. Refer to Note 9, Debt and Financing Arrangements, and Note 13, Common Stock, to the accompanying consolidated financial statements for further discussion on our 2018 credit facility and Share Repurchase Program.

2019 - Net cash used in financing activities in 2019 consisted primarily of net payments on our 2018 credit facility of $30.0 million, a net increase of $10.1 million in client fund obligations, $10.6 million in proceeds from the exercise of stock options, $27.2 million of share repurchases, and $17.5 million of contingent consideration payments for prior acquisitions.

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

Capital Resources

The following table presents our capital structure (in thousands).

	December 31,
	2019	2018
Bank debt	$105,500	$135,500
Stockholders' equity	659,238	593,663
Total capital	$764,738	$729,163

Credit Facility - Our primary financing arrangement is the $400 million unsecured credit facility, by and among CBIZ Operations, Inc., CBIZ, Inc. and Bank of America, N.A., as administrative agent and bank, and other participating banks, which provides us with the capital necessary to meet our working capital needs as well as the flexibility to continue with our strategic initiatives, including business acquisitions and share repurchases and matures in 2023.  At December 31, 2019, we had $105.5 million outstanding under the credit facility, as well as letters of credit and performance guarantees totaling $3.6 million. Available funds under the credit facility, based on the terms of the commitment, were approximately $287.7 million at December 31, 2019. The weighted average interest rate under the credit facility was 3.09% in 2019 and 3.08% in 2018. The credit facility allows for the allocation of funds for future strategic initiatives, including acquisitions and the repurchase of our common stock, subject to the terms and conditions of the credit facility.

Debt Covenant Compliance - We are required to meet certain financial covenants with respect to (i) total leverage ratio and (ii) a minimum fixed charge coverage ratio. We were in compliance with our covenants as of December 31, 2019. Our ability to service our debt and to fund future strategic initiatives will depend upon our ability to generate cash in the future. For further discussion regarding our credit facility, refer to Note 9, Debt and Financing Arrangements, to the accompanying consolidated financial statements.

Use of Capital - Our first priority for the use of capital is to make strategic acquisitions. We completed six acquisitions in 2019: Wenner, Paytime, Gavion, QBA, Ericson and BTZ, as well as one client list. Refer to Note 18, Acquisitions, to the accompanying consolidated financial statements for further discussion on acquisitions. We also have the financing flexibility and the capacity actively repurchase shares of our common stock. We believe that repurchasing shares of our common stock is a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our shareholders. We repurchased 1.3 million shares of our common stock at a total cost of approximately $27.2 million in 2019, 0.9 million shares at a total cost of approximately $17.5 million in 2018 and 1.3 million shares at a total cost of approximately $19.7 million in 2017. Refer to Note 13, Common Stock, to the accompanying consolidated financial statements for further discussion on the Share Repurchase Program.

Cash Requirements for 2020 - Cash requirements for 2020 will include acquisitions, interest payments on debt, seasonal working capital requirements, contingent earnout payments for previous acquisitions, share repurchases and capital expenditures. We believe that cash provided by operations, as well as available funds under our credit facility will be sufficient to meet cash requirements for the next 12 months.

Obligations and Commitments

Our aggregate amount of future obligations for the next five years and thereafter is set forth below (in thousands):

	Total	2020	2021-2022	2023-2024	2025 and Thereafter
Credit facility (1)	$116,095	$3,260	$6,520	$106,315	$—
Operating leases (2)	206,134	34,775	58,483	45,851	67,025
Contingent purchase price liabilities (3)	33,440	15,767	17,673	—	—
Other liabilities (4)	4,997	3,394	286	283	1,034
Total	$360,666	$57,196	$82,962	$152,449	$68,059

(1)

Our credit facility matures on April 3, 2023. Interest on the credit facility is not determinable due to the revolving nature of the credit facility and the variability of the related interest rate. Dollar amounts are estimates based on applying the 3.09% weighted average rate of the credit facility at December 31, 2019 to the $105.5 million outstanding balance of the credit facility at December 31, 2019.

(2)	Operating leases include the minimum rent commitments under non-cancelable operating leases. Amount excludes cash expected to be received under subleases and impact of future renewals.
(3)

Represents the contingent earnout liability that is expected to be paid over the next three years resulting from business acquisitions. For the years ended December 31, 2020, 2021 and 2022 the cash portions of the contingent earnout liability are $13.0 million, $8.8 million and $5.8 million, respectively, with the remaining balance representing the stock portions.

(4)

Other liabilities include letters of credit and license bonds, contingencies related to the purchase of client lists and federal and state income taxes. For further discussion regarding commitments and contingencies, refer to Note 12, Commitments and Contingencies, to the accompanying consolidated financial statements. The liability for unrecognized tax benefits of $2.5 million under FASB ASC Topic 740, Income Taxes, is excluded, since we are unable to reasonably estimate the timing of cash settlements with the respective tax authorities.

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

We provide letters of credit for insurance needs as well as to landlords (lessors) of our leased premises in lieu of cash security deposits. Letters of credit totaled $1.3 million and $1.1 million at December 31, 2019 and 2018. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.3 million and $2.9 million at December 31, 2019 and 2018, respectively.

We have various agreements under which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by us under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2019, we were not aware of any obligations arising under indemnification agreements that would require material payments.

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

As of December 31, 2019, the notional value of all of our interest rate swaps was $70.0 million, with maturity dates ranging from October 2020 to June 2023. For further details on our interest rate swaps, refer to Note 6, Financial Instruments, to the accompanying consolidated financial statements.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with GAAP is based on the selection and application of accounting policies that require us to make significant estimates and assumptions that in certain circumstances affect amounts reported in the accompanying consolidated financial statements. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. We consider the accounting policies discussed below to be critical to the understanding of our consolidated financial statements. Actual results could differ from our estimates and assumptions, and any such difference could be material to our consolidated financial statements. Significant accounting policies, including Revenue Recognition, are described more fully in Note 1, Basis of Presentation and Significant Accounting Policies, to the accompanying consolidated financial statements.

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

Goodwill and Other Intangible Assets - Goodwill represents the difference between the purchase price of the acquired business and the related fair value of the net assets acquired. A significant portion of our assets in the accompanying Consolidated Balance Sheets is goodwill. At December 31, 2019, the carrying value of goodwill totaled $588.2 million, compared to total assets of $1.4 billion and total shareholders’ equity of $659.2 million. Intangible assets consist of identifiable intangibles other than goodwill. Identifiable intangible assets other than goodwill include client lists and non-compete agreements which require significant judgments in determining the fair value. We carry client lists and non-compete agreements at cost, less accumulated amortization, in the accompanying Consolidated Balance Sheets.

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

The goodwill impairment test is performed at a reporting unit level. A reporting unit is an operating segment of a business or one level below an operating segment. At December 31, 2019, we had five reporting units. We may use either a qualitative or quantitative approach when testing a reporting unit’s goodwill for impairment. Under the qualitative assessment, we are not required to calculate the fair value of a reporting unit unless we determine that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured. Any such impairment charge would reduce earnings and could be material.

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

Loss Contingencies - Loss contingencies, including litigation claims, are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Contingent liabilities are often resolved over long time periods. Estimating probable losses requires analysis that often depends on judgment about potential actions by third parties. Refer to Note 11, Commitments and Contingencies, to the accompanying consolidated financial statements for further information.

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

Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which we could borrow funds under our credit facility. Our balance outstanding under the credit facility at December 31, 2019 was $105.5 million, of which $35.5 million is subject to rate risk. If market rates were to increase or decrease 100 basis points from the levels at December 31, 2019, interest expense would increase or decrease approximately $0.4 million annually.

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

Item 8. Financial Statements and Supplementary Data.

The Financial Statements, together with the notes thereto and the report of KPMG LLP dated February 26, 2020 thereon, and the Supplementary Data required hereunder, are included in this Annual Report as set forth in Item 15(a) hereof and are incorporated herein by reference.

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

Conclusions - Based upon the Controls Evaluation, our CEO and CFO have concluded that as of the end of the period covered by this report, our Disclosure Controls are effective at the reasonable assurance level described above. There were no changes in our Internal Controls that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

Management’s Report on Internal Control Over Financial Reporting - Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision of management, including our CEO and CFO, we conducted an evaluation of our internal control over financial reporting based on the framework provided in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

Our independent auditor, KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting which appears in Item 8 of this Annual Report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information with respect to this item not included below is incorporated by reference from our Definitive Proxy Statement for the 2020 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of CBIZ’s fiscal year.

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

Information about our Executive Officers, Directors and Key Employees - The following table sets forth certain information regarding the directors, executive officers and certain key employees of CBIZ. Each executive officer and director of CBIZ named in the following table has been elected to serve until his/her successor is duly appointed or elected or until his/her earlier removal or resignation from office. No arrangement or understanding exists between any executive officer of CBIZ and any other person pursuant to which he or she was selected as an officer.

Name	Age	Position(s)
Executive Officers and Directors:
Steven L. Gerard (1)	74	Chairman
Jerome P. Grisko, Jr. (1)	58	President & Chief Executive Officer, Director
Rick L. Burdick (1)	68	Lead Director and Vice Chairman
Michael H. DeGroote (3)	59	Director
Joseph S. DiMartino (2)(3)(4)	76	Director
Gina D. France (3)	61	Director
Sherrill W. Hudson (2)(3)	76	Director
Todd J. Slotkin (2)(3)(4)	66	Director
Donald V. Weir (2)(3)	78	Director
Benaree Pratt Wiley (3)(4)	73	Director
Ware H. Grove	69	Senior Vice President and Chief Financial Officer
Chris Spurio	54	President, Financial Services
Michael P. Kouzelos	51	President, Benefits and Insurance Services
Other Key Employees:
Richard E. Mills	64	Chief Operating Officer, Financial Services
Michael W. Gleespen	61	Secretary and General Counsel
John A. Fleischer	58	Senior Vice President and Chief Information Officer
Mark M. Waxman	61	Senior Vice President and Chief Marketing Officer
Teresa E. Bur	55	Senior Vice President and Chief Human Resources Officer
Bruce J. Kowalski	59	Vice President, Tax
Cynthia L. Sobe	52	Treasurer
Andrew K. Dambrosio	62	Controller

(1)	Member of Executive Management Committee
(2)	Member of Audit Committee
(3)	Member of Nominating & Governance Committee
(4)	Member of Compensation Committee

Steven L. Gerard was elected by the Board to serve as its Chairman in October 2002. He was appointed Chief Executive Officer and Director in October 2000, and served as CEO until March 2016. Mr. Gerard continues to serve as non-executive Chairman. Mr. Gerard was Chairman and Chief Executive Officer of Great Point Capital, Inc., a provider of operational and advisory services from 1997 to October 2000. From 1991 to 1997, he was Chairman and Chief Executive Officer of Triangle Wire & Cable, Inc. and its successor Ocean View Capital, Inc. Mr. Gerard’s prior experience includes 16 years with Citibank, N.A. in various senior corporate finance and banking positions. Further, Mr. Gerard served seven years with the American Stock Exchange, where he last served as Vice President of the Securities Division. Mr. Gerard also serves on the Boards of Directors of Lennar Corporation and AutoNation, Inc. He previously served on the Board of the Las Vegas Sands Corporation and was a member of the Board of Directors of Joy Global, Inc. until its acquisition by Komatsu Limited in 2017.

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

Rick L. Burdick has served as a Director of CBIZ since October 1997, when he was elected as an independent director. On May 17, 2007, Mr. Burdick was elected by the Board to be its Lead Director, a non-officer position. Previously, in October 2002, he was elected by the Board as Vice Chairman, a non-officer position. Mr. Burdick is a Partner Emeritus at the law firm of Akin Gump Strauss Hauer & Feld LLP, and was a Partner in the firm from 1988 until 2019. Mr. Burdick serves as Lead Director on the Board of Directors of AutoNation, Inc.

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

Joseph S. DiMartino has served as a Director of CBIZ since November 1997, when he was elected as an independent director. Mr. DiMartino has been Chairman of the Boards of the funds in the BNY Mellon Corporation (formerly The Dreyfus Corporation) since January 1995. Mr. DiMartino served as President, Chief Operating Officer and Director of The Dreyfus Corporation from October 1982 until December 1994 and also served as a director of Mellon Bank Corporation.

Gina D. France was appointed to the CBIZ Board in February, 2015. Ms. France founded France Strategic Partners, LLC, a strategy and transaction advisory firm, and has served as its President and Chief Executive Officer since 2003. Ms. France has over 35 years of experience in strategy, investment banking and corporate finance. Prior to founding France Strategic Partners, Ms. France was a Managing Director with Ernst & Young, LLP and directed the Firm’s Center for Strategic Transactions. Prior to her work with Ernst & Young, Ms. France was a Senior Vice President with Lehman Brothers, Inc. Ms. France serves on the boards of Huntington Bancshares, Inc., Cedar Fair, L.P. and on the boards of the BNY Mellon Family of Funds. Ms. France has previously served on the boards of FirstMerit Corporation, Dawn Food Products, Inc. and Mack Industries.

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

Benaree Pratt Wiley has served as a Director of CBIZ since May 2008, when she was elected as an independent director. Ms. Wiley is a Principal of The Wiley Group, a firm specializing in personnel strategy, talent management, and leadership development primarily for global insurance and consulting firms. Ms. Wiley served as the President and Chief Executive Officer of The Partnership, Inc., a talent management organization for multicultural professionals in the greater Boston region for fifteen years before retiring in 2005. Ms. Wiley is currently a director on the boards of the BNY Mellon Family of Funds and Blue Cross and Blue Shield of Massachusetts. Her civic activities include serving on the boards of the Efficacy Institute, Howard University Dress for Success Boston, Partners Continuing Care and Spaulding Hospital.

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

Other Key Employees:

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

Mark M. Waxman has served as Chief Marketing Officer since 2001. Mr. Waxman has over thirty years of experience in marketing and branding. Prior to joining CBIZ, he was Chief Executive Officer/Creative Director of one of Silicon Valley’s most well-known advertising agencies, Carter Waxman. He was also a founding partner of SK Consulting (acquired by CBIZ in 1998) providing strategic marketing and branding services to a wide range of companies and industries. Mr. Waxman has been a featured marketing columnist and contributor to many business and trade publications, and currently serves on the Advisory Board of several Silicon Valley start-ups. He serves on the Board of Silicon Valley Creates, the Institute of Contemporary Art and the West Valley Mission Foundation.  He has served as the Chairman of the Board for organizations including the Silicon Valley Chamber of Commerce, Artsopolis.com, the Silicon Valley Ad Club, and The San Jose Repertory Theatre.

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

Item 11. Executive Compensation.

Information with respect to this item is incorporated by reference from our Definitive Proxy Statement for the 2020 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to this item is incorporated by reference from our Definitive Proxy Statement for the 2020 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information with respect to this item is incorporated by reference from our Definitive Proxy Statement for the 2020 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of our fiscal year.

Item 14. Principal Accounting Fees and Services.

Information with respect to this item is incorporated by reference from our Definitive Proxy Statement for the 2020 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of our fiscal year.

PART IV

Item 15. Exhibits.

(a)	The following documents are filed as part of this Annual Report or incorporated by reference:

1. Financial Statements.

As to financial statements and supplementary information, reference is made to “Index to Financial Statements” on page F-1 of this Annual Report.

2. Exhibits.

The following documents are filed as exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K. Since its incorporation, CBIZ has operated under various names including: Republic Environmental Systems, Inc.; International Alliance Services, Inc.; Century Business Services, Inc.; and CBIZ, Inc. Exhibits listed below refer to these names collectively as the “Company”.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-8, File No. 333-197284, and incorporated herein by reference).

3.2

Certificate of Amendment of the Certificate of Incorporation of the Company, effective August 1, 2005 (filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 000-25890, dated March 16, 2006, and incorporated herein by reference).

3.3	Amended and Restated Bylaws of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-8, File No. 333-197284, and incorporated herein by reference).

3.4

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

4.2	Employee Stock Investment Plan (filed as Exhibit 4.4 to the Company’s Report on Form S-8, File No. 000-333-62148, dated June 1, 2001, and incorporated herein by reference).

4.3 *	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

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

10.5 †

Consulting Agreement by and between the Company and Steven L. Gerard, dated March 9, 2016 (filed as Exhibit 10.1 to the Company’s Report on Form 10-Q, File No. 001-32961, dated March 3, 2016, and incorporated herein by reference).

10.6 †

Employment Agreement by and between the Company and Jerome P. Grisko, Jr., dated September 1, 2016 (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated September 8, 2016, and incorporated herein by reference).

10.7 †

Amended and Restated Employment Agreement by and between the Company and Ware H. Grove, dated March 30, 2017 (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated April 4, 2017, and incorporated herein by reference).

10.8

Loan Agreement dated as of August 16, 2018 by and among CBIZ Benefits and Insurance, Inc. and The Huntington Bank (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-32961, on November 1, 2018, and incorporated herein by reference).

10.9

Amended and Restated Credit Agreement by and among CBIZ Operations, Inc., CBIZ, Inc., and Bank of America, N.A., as administrative agent, and the other financial institutions from time to time party thereto, dated April 3, 2018 (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, on April 5, 2018, and incorporated herein by reference).

10.10 †	2019 CBIZ, Inc. Omnibus Incentive Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 333-197284, and incorporated herein by reference).

21.1*	List of Subsidiaries of CBIZ, Inc.

Exhibit No.	Description

23*	Consent of KPMG LLP

24*	Powers of attorney (included on the signature page hereto).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments)*

*	Indicates documents filed herewith.
**	Indicates documents furnished herewith.
†	Management contract or compensatory plan contract or arrangement filed pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBIZ, INC.
(REGISTRANT)

By	/s/ WARE H. GROVE
Ware H. Grove
Chief Financial Officer
February 26, 2020

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

Signature	Title	Date

/s/ JEROME P. GRISKO, JR.	President & Chief Executive Officer, Director (Principal Executive Officer)	February 26, 2020
Jerome P. Grisko, Jr.

/s/ WARE H. GROVE	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2020
Ware H. Grove

/s/ STEVEN L. GERARD	Chairman	February 26, 2020
Steven L. Gerard

/s/ RICK L. BURDICK	Lead Director	February 26, 2020
Rick L. Burdick

/s/ MICHAEL H. DE GROOTE	Director	February 26, 2020
Michael H. DeGroote

/s/ JOSEPH S. DI MARTINO	Director	February 26, 2020
Joseph S. DiMartino

/s/ GINA D. FRANCE	Director	February 26, 2020
Gina D. France

/s/ SHERRILL W. HUDSON	Director	February 26, 2020
Sherrill W. Hudson

/s/ TODD J. SLOTKIN	Director	February 26, 2020
Todd J. Slotkin

/s/ DONALD V. WEIR	Director	February 26, 2020
Donald V. Weir

/s/ BENAREE PRATT WILEY	Director	February 26, 2020
Benaree Pratt Wiley

CBIZ, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
CBIZ, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of CBIZ, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases effective January 1, 2019 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 842, Leases.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition effective January 1, 2018 due to the adoption of FASB ASC Topic 606, Revenue from Contracts with Customers.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Estimation of losses related to billed and unbilled receivables

As discussed in Note 1 to the consolidated financial statements, the Company maintains allowances for doubtful accounts and unbilled services for estimated losses. As of December 31, 2019, the allowance for doubtful accounts was $14.4 million, or 6.1% of total accounts receivable. The allowance for doubtful accounts and unbilled services is recorded based on the Company’s historical bad debts, client credit-worthiness, the age of accounts receivable, and economic trends and conditions.

We have identified the evaluation of the Company’s estimation of losses related specifically to the Financial Services practice for billed and unbilled receivables as a critical audit matter. There is a high degree of subjectivity in assessing the assumptions, which are used in estimating losses related to billed and unbilled receivables including the probability of the Company’s collection of receivables based on historical experience, the consideration of economic conditions that may affect the ability of clients to pay billed and unbilled fees, and the Company’s ability to successfully execute the contracts in line with the current estimated level of effort.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to develop the assumptions used to estimate losses related to billed and unbilled receivables. For specific clients, we inquired of relevant Company personnel to evaluate the rationale for establishing an allowance for doubtful accounts and unbilled services.  We evaluated the Company’s cash collections and billings subsequent to December 31, 2019. We obtained and inspected relevant underlying documentation, including contractual documents, historical trends, age of accounts receivable and realization analyses to assess the Company’s loss estimation rationale. We performed the following analyses over billed and unbilled receivables and related accounts to identify and address evidence that might be contrary to assumptions used by the Company:

1.	Compared actual incurred bad debt for certain billed and unbilled receivables to the corresponding previously established allowance for doubtful accounts and unbilled services, and
2.

Compared the age of the current billed and unbilled receivables as of December 31, 2019, which represents the days outstanding for the current billed and unbilled receivables to the age of the Company’s billed and unbilled receivables in prior periods.

/s/ KPMG LLP

We have served as the Company’s auditor since 1996.

Cleveland, Ohio

February 26, 2020

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2019 AND 2018

(In thousands, except per share data)

	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$567	$640
Restricted cash	29,595	27,481
Accounts receivable, net	222,031	207,287
Other current assets	24,325	26,841
Current assets before funds held for clients	276,518	262,249
Funds held for clients	179,502	161,289
Total current assets	456,020	423,538
Non-current assets:
Property and equipment, net	39,412	34,205
Goodwill and other intangible assets, net	654,671	637,009
Assets of deferred compensation plan	106,851	84,435
Operating lease right-of-use asset, net	140,831	—
Other non-current assets	2,989	3,844
Total non-current assets	944,754	759,493
Total assets	$1,400,774	$1,183,031
LIABILITIES
Current liabilities:
Accounts payable	$68,510	$58,630
Income taxes payable	57	464
Accrued personnel costs	59,898	63,953
Contingent purchase price liability	16,193	22,538
Operating lease liability	29,030	—
Other current liabilities	13,218	13,656
Current liabilities before client fund obligations	186,906	159,241
Client fund obligations	179,020	162,073
Total current liabilities	365,926	321,314
Non-current liabilities:
Bank debt	105,500	135,500
Debt issuance costs	(1,167)	(1,526)
Total long-term debt	104,333	133,974
Income taxes payable	3,053	3,402
Deferred income taxes, net	11,720	6,764
Deferred compensation plan obligations	106,851	84,435
Contingent purchase price liability	15,896	17,170
Operating lease liability	132,018	—
Other non-current liabilities	1,739	22,309
Total non-current liabilities	375,610	268,054
Total liabilities	741,536	589,368
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; shares authorized 250,000; shares issued 133,056 and 131,404; shares outstanding 55,419 and 55,072	1,331	1,314
Additional paid-in capital	714,704	692,398
Retained earnings	479,576	408,963
Treasury stock, 77,637 and 76,332 shares	(535,693)	(508,530)
Accumulated other comprehensive loss	(680)	(482)
Total stockholders’ equity	659,238	593,663
Total liabilities and stockholders’ equity	$1,400,774	$1,183,031

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

(In thousands, except per share data)

	2019	2018	2017
Revenue	$948,424	$922,003	$855,340
Operating expenses	823,496	790,283	755,584
Gross margin	124,928	131,720	99,756
Corporate general and administrative expenses	44,406	39,173	33,295
Operating income	80,522	92,547	66,461
Other income (expense):
Interest expense	(5,765)	(6,645)	(6,675)
Gain on sale of operations, net	417	1,025	45
Other income (expense), net	17,715	(7,087)	14,489
Total other income (expense), net	12,367	(12,707)	7,859
Income from continuing operations before income tax expense	92,889	79,840	74,320
Income tax expense	21,840	18,267	23,288
Income from continuing operations	71,049	61,573	51,032
Loss from operations of discontinued operations, net of tax	(335)	(3)	(655)
Net income	$70,714	$61,570	$50,377
Earnings (loss) per share:
Basic:
Continuing operations	$1.31	$1.13	$0.95
Discontinued operations	(0.01)	—	(0.01)
Net income	$1.30	$1.13	$0.94
Diluted:
Continuing operations	$1.27	$1.09	$0.92
Discontinued operations	(0.01)	—	(0.01)
Net income	$1.26	$1.09	$0.91
Basic weighted average common shares outstanding	54,299	54,561	53,862
Diluted weighted average common shares outstanding	55,895	56,487	55,689
Comprehensive income:
Net income	$70,714	$61,570	$50,377
Other comprehensive income:
Net unrealized gain(loss) on available-for-sale securities, net of income tax expense (benefit) of $351, $(96) and $(16)	940	(259)	(42)
Net unrealized gain (loss) on interest rate swaps, net of income tax expense (benefit) of $(380), $(8) and $107	(1,222)	(17)	379
Foreign currency translation	(17)	(24)	(15)
Total other comprehensive (loss) income	(299)	(300)	322
Total comprehensive income	$70,415	$61,270	$50,699

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

(In thousands)

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Totals
December 31, 2016	128,191	74,147	$1,282	$655,629	$294,925	$(471,311)	$(504)	$480,021
Net income	—	—	—	—	50,377	—	—	50,377
Other comprehensive income	—	—	—	—	—	—	322	322
Share repurchases	—	1,337	—	—	—	(19,735)	—	(19,735)
Restricted stock	292	—	3	(3)	—	—	—	—
Stock options exercised	1,176	—	12	7,996	—	—	—	8,008
Share-based compensation	—	—	—	5,705	—	—	—	5,705
Business acquisitions	416	—	4	6,177	—	—	—	6,181
December 31, 2017	130,075	75,484	1,301	675,504	345,302	(491,046)	(182)	530,879
Cumulative-effect adjustment	—	—	—	—	2,091	—	—	2,091
Adjusted balance at January 1, 2018	130,075	75,484	1,301	675,504	347,393	(491,046)	(182)	532,970
Net income	—	—	—	—	61,570	—	—	61,570
Other comprehensive income	—	—	—	—	—	—	(300)	(300)
Share repurchases	—	848	—	—	—	(17,484)	—	(17,484)
Restricted stock	272	—	3	(3)	—	—	—	—
Stock options exercised	864	—	8	6,283	—	—	—	6,291
Share-based compensation	—	—	—	6,866	—	—	—	6,866
Business acquisitions	193	—	2	3,748	—	—	—	3,750
December 31, 2018	131,404	76,332	1,314	692,398	408,963	(508,530)	(482)	593,663
Cumulative-effect of accounting changes adjustment (Note 1)					(101)		101	—
Net income	—	—	—	—	70,714	—	—	70,714
Other comprehensive loss	—	—	—	—	—	—	(299)	(299)
Share repurchases	—	1,305	—	—	—	(27,163)	—	(27,163)
Restricted stock	228	—	2	(2)	—	—	—	—
Stock options exercised	1,210	—	12	10,596	—	—	—	10,608
Share-based compensation	—	—	—	7,254	—	—	—	7,254
Business acquisitions	214	—	3	4,458	—	—	—	4,461
December 31, 2019	133,056	77,637	$1,331	$714,704	$479,576	$(535,693)	$(680)	$659,238

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

(In thousands)

	2019	2018	2017
Cash flows from operating activities:
Net income	$70,714	$61,570	$50,377
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of operations, net of tax	(417)	(1,025)	(45)
Depreciation and amortization expense	22,345	23,675	23,061
Bad debt expense, net of recoveries	2,415	3,665	5,137
Adjustment to contingent earnout liability, net	1,599	2,617	(1,494)
Deferred income taxes	9,695	5,775	3,674
Employee stock awards	7,254	6,866	5,705
Excess tax benefits from share based payment arrangements	(4,773)	(3,260)	(3,837)
Other, net	1,077	400	1,178
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(15,529)	(10,668)	(13,849)
Other assets	907	(3,344)	3,180
Accounts payable	9,829	974	3,738
Income taxes payable	(687)	426	(2,071)
Accrued personnel costs	(4,093)	17,901	(599)
Other liabilities	(1,813)	(140)	3,508
Net cash provided by continuing operations	98,523	105,432	77,663
Operating cash flows (used in) provided by discontinued operations	(338)	(184)	(627)
Net cash provided by operating activities	98,185	105,248	77,036
Cash flows from investing activities:
Business acquisitions and purchases of client lists, net of cash acquired	(11,744)	(29,080)	(28,093)
Purchases of client fund investments	(27,216)	(18,426)	(15,546)
Proceeds from the sales and maturities of client fund investments	23,958	12,238	8,785
Additions to property and equipment	(13,873)	(14,624)	(11,892)
Other, net	1,190	2,316	(1,935)
Net cash used in investing activities	(27,685)	(47,576)	(48,681)
Cash flows from financing activities:
Proceeds from bank debt	648,648	690,173	533,900
Payment of bank debt	(678,648)	(733,173)	(546,800)
Payment for acquisition of treasury stock	(27,163)	(17,484)	(19,735)
(Decrease) increase in client funds obligations	10,069	(41,509)	(10,273)
Payment of contingent consideration of acquisitions	(17,457)	(11,787)	(10,515)
Proceeds from exercise of stock options	10,608	6,291	8,008
Other, net	(606)	(1,891)	(178)
Net cash used in financing activities	(54,549)	(109,380)	(45,593)
Net (decrease) increase in cash, cash equivalents and restricted cash	15,951	(51,708)	(17,238)
Cash, cash equivalents and restricted cash at beginning of year	130,554	182,262	199,500
Cash, cash equivalents and restricted cash at end of year	$146,505	$130,554	$182,262

Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$567	$640	$424
Restricted cash	29,595	27,481	32,985
Cash equivalents included in funds held for clients	116,343	102,433	148,853
Cash, cash equivalents and restricted cash at end of year	$146,505	$130,554	$182,262

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,556	$6,340	$6,117
Cash paid for income taxes, net of income tax refunds	$17,497	$15,327	$25,085

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

ASU - Accounting Standards Update.

CPA firm - Certified Public Accounting firm.

FASB - The Financial Accounting Standards Board.

GAAP - United States Generally Accepted Accounting Principles.

LIBOR - London Interbank Offered Rate.

Legacy ASC Topic 840 - ASC Topic 840, Leases

New Lease Standard - ASC Topic 842, Leases.

SEC - United States Securities & Exchange Commission.

Tax Act - Tax Cuts and Jobs Act of 2017.

Topic 220 - ASU No. 2018-02, Income Statement – Reporting Comprehensive Income.

Topic 606 – ASC Topic 606, Revenue from Contracts with Customers.

Topic 815 - ASU No. 2017-12, Derivatives and Hedging.

Organization - CBIZ, Inc. is a leading provider of financial, insurance and advisory services to businesses throughout the United States and parts of Canada. Acting through its subsidiaries, it has been serving small and medium-sized businesses, as well as individuals, governmental entities, and not-for-profit enterprises. CBIZ, Inc. manages and reports its operations along three practice groups: Financial Services, Benefits and Insurance Services and National Practices. A further description of products and services offered by each of the practice groups is provided in Note 21, Segment Disclosures, to the accompanying consolidated financial statements.

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

Fees earned by us under the ASAs are recorded at net realizable value as a component of “Revenue” in the accompanying Consolidated Statements of Comprehensive Income and were approximately $157.6 million, $154.0 million and $156.4 million for the years ended December 31, 2019, 2018 and 2017, respectively, the majority of which was related to services rendered to privately-held clients. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to us is typically reduced on a proportional basis. Although the ASAs do not constitute control, we are one of the beneficiaries of the agreements and may bear certain economic risks. Refer to Note 17, Related Parties, for further discussion regarding the ASAs.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Significant Accounting Policies - We consider the following policies to be beneficial in understanding the judgments that are involved in the preparation of our consolidated financial statements and the uncertainties that could impact our financial condition, results of operations and cash flows.

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

Revenue Recognition - We account for revenue in accordance with Topic 606, Revenue from Contracts with Customers, which was adopted on January 1, 2018 using the modified retrospective transition method. We recognize revenue based on the five-step model; (i) identify the contract with the customer; (ii) identify the performance obligation in the contract; (iii) determine the contract price; (iv) allocate the transaction price; and (v) recognize revenue (or as) each performance obligation is satisfied. If we determine that a contract with enforceable rights and obligations does not exist, revenues are deferred until all criteria for an enforceable contract are met. For further information on our various streams of revenue, refer to Note 2, Revenue, to the accompanying consolidated financial statements.

Operating Expenses - Operating expenses represent costs of service and other costs incurred to operate our business units and are primarily comprised of personnel costs and occupancy related expenses. Personnel costs include (i) salaries and benefits; (ii) commissions paid to producers; (iii) incentive compensation; and (iv) share-based compensation. Incentive compensation costs and share-based compensation are estimated and accrued. The final determination of incentive compensation is made after year-end results are finalized. The largest components of occupancy costs are rent expense and utilities. Base rent expense is recognized over respective lease terms, while utilities and common area maintenance charges are recognized as incurred.

Share-Based Compensation - The measurement of all share-based compensation arrangements is based on their respective grant date fair value. The grant date fair value of stock options is based on the Black-Scholes-Merton pricing model, which incorporates assumptions regarding the expected volatility, the expected option life, the risk-free interest rate and the expected dividend yield. The grant date fair value of restricted stock is based on the closing price of the underlying stock on the date of issuance. The grant date fair value of the performance share unit is based on the closing price of the underlying stock on the date of issuance and recorded based on achievement of target performance metrics. The expense related to stock options and restricted stocks is recognized over the requisite service period which is generally three to four years. The expense related to performance share units is recorded over the three-year performance period based on the fair value on the grant date and adjusted each reporting period for the achievement of the performance metrics, based on our best estimate using available information.

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

Operating Leases – We have leases for our office space and facilities, automobiles, and certain information technology equipment. Certain of these leases include options to extend the lease and some include options to terminate the lease early. Effective January 1, 2019, we adopted the New Lease Standard using the modified retrospective method of applying the new standard at the adoption date. Under the New Lease Standard, all of our existing leases are classified as operating leases. The adoption of the New Lease Standard resulted in recording of the right of use (“ROU”) assets and the corresponding lease liabilities associated with our leases. The ROU assets and lease liabilities are recognized as of the commencement date based on the present value of the lease payments over the lease term. The lease term may include the options to extend or terminate the lease when it is reasonably certain that we will exercise the applicable option. Related rent expense under such leases is recognized evenly throughout the term of the lease when the total lease commitment is a known amount, and recorded on an as incurred basis when future rent payment increases under the obligation are unknown due to rent escalations being tied to factors that are not currently measurable (such as increases in the consumer price index). Differences between rent expense recognized and the cash payments required under these leases are recorded as a component of “Operating lease liability” in the Non-current liabilities section of the accompanying Consolidated Balance Sheets. We may receive incentives to lease office facilities in certain areas. Such incentives are recorded as a change in lease payments and may require us to remeasure the lease liability to reflect the change in lease payments. For further information on the adoption of New Lease Standard, refer to “Accounting Standards Adopted in 2019” section of this Note.

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

Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable, less allowances for doubtful accounts, reflects the net realizable value of receivables and approximates fair value. Unbilled revenues are recorded at estimated net realizable value. Assessing the collectability of receivables (billed and unbilled) requires management judgment based on a combination of factors. When evaluating the adequacy of the allowance for doubtful accounts and the overall probability of collecting on receivables, we analyze historical experience, client credit-worthiness, the age of the trade receivable balances, current economic conditions that may affect a client’s ability to pay and current and projected economic trends and conditions at the balance sheet date. At December 31, 2019 and 2018, the allowance for doubtful accounts was $14.4 million and $13.4 million, respectively, in the accompanying Consolidated Balance Sheets.

Funds Held for Clients and Client Fund Obligations - Services provided by our payroll operations include the preparation of payroll checks, federal, state, and local payroll tax returns, and flexible spending account administration. In relation to these services, as well as other similar service offerings, we collect funds from our clients’ accounts in advance of paying client obligations. These funds, collected before they are due, are segregated and invested in accordance with our investment policy, which requires all investments carry an investment grade rating at the time of initial investment. These investments, primarily consisting of corporate and municipal bonds and U.S. treasury bills, are classified as available-for-sale and are included in the “Funds held for clients” line item on the accompanying Consolidated Balance Sheets. The underlying obligation is recorded as “Client fund obligation” on the Consolidated Balance Sheets. The balances in these accounts fluctuate with the timing of cash receipts and the related cash payments and may vary significantly during the year based on the timing of client’s payroll periods. Other than certain federal and state regulations pertaining to flexible spending account administration, there are no regulatory or other contractual restrictions placed on these funds. Refer to Note 6, Financial Instruments, to the accompanying consolidated financial statements for further discussion of investments related to funds held for clients.

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

Goodwill and Other Intangible Assets - Goodwill represents the excess of the purchase price of the acquired businesses and the related fair value of the net assets acquired. At December 31, 2019, the carrying value of goodwill totaled $588.2 million, compared to total assets of $1.4 billion and total shareholders’ equity of $659.2 million. Intangible assets consist of identifiable intangibles other than goodwill. Identifiable intangible assets other than goodwill include client lists and non-compete agreements which require significant judgments in determining the fair value. We carry client lists and non-compete agreements at cost, less accumulated amortization, in the accompanying Consolidated Balance Sheets.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Goodwill is reviewed for impairment annually during the fourth quarter or more frequently in the event of an impairment indicator. We are required to consider whether it is more likely than not (defined as a likelihood of more than 50%) that the fair value of each reporting unit has fallen below its carrying value, thus requiring us to perform an interim goodwill impairment test. Intangible assets with definite lives, such as client lists and non-compete agreements, are amortized using the straight-line method over their estimated useful lives (generally ranging from two to fifteen years). We review these assets for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. Recoverability is assessed based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value determined by a discounted cash flow analysis or market comparable method.

The goodwill impairment test is performed at a reporting unit level. A reporting unit is an operating segment of a business or one level below an operating segment. At December 31, 2019, we had five reporting units. We may use either a qualitative or quantitative approach when testing a reporting unit’s goodwill for impairment. Under the qualitative assessment, we are not required to calculate the fair value of a reporting unit unless we determine that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured. Any such impairment charge would reduce earnings and could be material.

After considering changes to assumptions used in our most recent quantitative testing for each reporting unit, including the capital market environment, economic and market conditions, industry competition and trends, our weighted average cost of capital, changes in management and key personnel, the price of our common stock, changes in our results of operations, the magnitude of the excess of fair value over the carrying amount of each reporting unit as determined in our most recent quantitative testing, and other factors, we concluded that it was more likely than not that the fair values of each of our reporting units exceeded their respective carrying values and, therefore, did not perform a quantitative impairment analysis. For further information regarding our goodwill balances, refer to Note 5, Goodwill and Other Intangible Assets, net, to the accompanying consolidated financial statements.

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

A valuation allowance is provided when it is more-likely-than-not that all or some portion of a deferred tax asset will not be realized. We determine valuation allowances based on all available evidence. Such evidence includes historical results, the reversal of deferred tax liabilities, expectations of future consolidated and/or separate company profitability and the feasibility of tax-planning strategies. Determining valuation allowances includes significant judgment by management, and different judgments could yield different results.

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Contingent Purchase Price Liabilities - Contingent purchase price liabilities consisting of cash payments and common stock issuances result from our business acquisitions and are recorded at fair value at the time of acquisition as “Contingent purchase price liability - current” and “Contingent purchase price liability - non-current” in the accompanying Consolidated Balance Sheets. We estimate the fair value of our contingent purchase price liabilities using a probability-weighted discounted cash flow model. We probability weight risk-adjusted estimates of future performance of acquired businesses, then calculate the contingent purchase price based on the estimates and discount them to present value representing management’s best estimate of fair value. The fair value of the contingent purchase price liabilities, which is considered a Level 3 unobservable input, is reassessed on a quarterly basis based on assumptions provided by practice group leaders and business unit controllers together with our corporate finance department. Any change in the fair value estimate, including the revaluation of common stock, is recorded in the earnings of that period. For the years ended December 31, 2019, 2018 and 2017, we recorded other (expense) income of ($1.6) million, ($2.6) million and $1.5 million, respectively, related to net changes in the fair value of contingent consideration.

Refer to Note 7, Fair Value Measurements, and Note 18, Acquisitions, for further discussion of our contingent purchase price liabilities and acquisitions.

Interest Rate Derivative Instruments - We maintain interest rate swaps that are designated as cash flow hedges to manage the market risk from changes in interest rates on our floating-rate debt under our $400.0 million unsecured credit facility, by and among CBIZ Operations, Inc., CBIZ, Inc. and Bank of America, N.A., as administrative agent and bank, and other participating banks (the “2018 credit facility”). The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determine how we reflect the change in fair value of the derivative instrument. A derivative qualifies for hedge accounting treatment if, at inception, it meets defined correlation and effectiveness criteria. These criteria require that the anticipated cash flows and/or changes in fair value of the hedging instrument substantially offset those of the position being hedged.

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table presents the impact of adopting the New Lease Standard on our consolidated balance sheet.

	Balance at		Balance at
	December 31, 2018	New Lease Standard	January 1, 2019
Operating lease right-of-use asset, net	$—	$144,675	$144,675
Total assets	1,183,031	144,675	1,327,706
Operating lease liability - current	—	28,109	28,109
Total current liabilities	321,314	28,109	349,423
Operating lease liability - non-current	—	116,566	116,566
Total non-current liabilities	268,054	116,566	384,620
Total liabilities and stockholders' equity	1,183,031	144,675	1,327,706

Office facility leases generally account for approximately 96% of our total lease liability. The lease liability for our office facilities is based on the present value of the remaining minimum lease payments, discounted utilizing our secured incremental borrowing rate at the effective date of January 1, 2019. We also have other leases that consist primarily of information technology equipment and automobiles. The present value of the lease liability associated with other leases are measured based on the discounted remaining minimum lease payments at the effective date of January 1, 2019. The Company has elected not to separate lease and non-lease components and elected the practical expedient to exclude short-term leases at adoption.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income: On January 1, 2019, we adopted Topic 220 which provides the optional election for the reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The adoption of Topic 220 resulted in a reclassification between accumulated other comprehensive loss and retained earnings of $0.1 million, and had no impact on our consolidated financial position or results of operations.

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

Internal-Use Software: In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a service contract hosting arrangement with those of developing or obtaining internal-use software. This standard is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. We early adopted this guidance on January 1, 2019 and the impact of adoption on our consolidated financial position and results of operations was not material.

Accounting Standards Issued But Not Yet Adopted

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

Credit Losses: In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses. This ASU introduces a “current expected credit loss” (“CECL”) model which requires us to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. The CECL model replaces the existing incurred loss model and is applicable to the measurement of credit losses of financial assets, including trade receivables. ASU No. 2016-13 will be effective for us as of January 1, 2020. We are currently reviewing the effect of this new standard on our consolidated financial statements.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 2. Revenue

The following tables disaggregate our revenue by source (in thousands):

	For the Year Ended December 31, 2019
	Financial	Benefits &	National
	Services	Insurance	Practices	Consolidated
Accounting, tax, advisory and consulting	$616,567	$—	$—	$616,567
Core Benefits and Insurance Services	—	283,783	—	283,783
Non-core Benefits and Insurance Services	—	12,445	—	12,445
Managed networking, hardware services	—	—	25,982	25,982
National Practices consulting	—	—	9,647	9,647
Total revenue	$616,567	$296,228	$35,629	$948,424

	For the Year Ended December 31, 2018
	Financial	Benefits &	National
	Services	Insurance	Practices	Consolidated
Accounting, tax, advisory and consulting	$600,926	$—	$—	$600,926
Core Benefits and Insurance Services	—	276,496	—	276,496
Non-core Benefits and Insurance Services	—	11,941	—	11,941
Managed networking, hardware services	—	—	24,404	24,404
National Practices consulting	—	—	8,236	8,236
Total revenue	$600,926	$288,437	$32,640	$922,003

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

Benefits and Insurance Services

Benefits and Insurance Services provides brokerage and consulting along lines of service which include group health benefits consulting and brokerage, property and casualty brokerage, retirement plan advisory, payroll, human capital management, actuarial, life insurance and other related services. Revenue consists primarily of fee income for administering health and retirement plans and brokerage commissions. Revenue also includes investment income related to client payroll funds that are held in CBIZ accounts, as is industry practice. Under Topic 606, the cost to obtain a contract must be capitalized unless the contract period is one year or less. We pay commissions monthly and require the recipient of the commission to be employed by us at the time of the payment. Failure to remain employed at the date the commission is payable results in the forfeiture of commissions that would otherwise be due. Therefore, we have determined that the requirement of continued employment is substantive and accordingly, do not consider the commissions to be incremental costs of obtaining the customer contract and consequently a contract acquisition cost is not recognized for those commissions.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Revenue related to group health benefits consulting consists of (i) commissions, (ii) fee income which can be fixed or variable based on a price per participant and (iii) contingent revenue.

•

Commission revenue and fee income are recognized over the contract period as these services are provided to clients continuously throughout the term of the arrangement. Our customers benefit from each month of service on its own and although volume and the number of participants may differ month to month, our obligation to perform substantially remains the same.

•

Contingent revenue arrangements are related to carrier-based performance targets. Due to the uncertainty of the outcome and the probability that a change in estimate would result in a significant reversal of revenue, we have applied a constraint on recording contingent revenue. Revenue is recognized when the constraint has been lifted which is the earlier of written notification from a carrier that the target has been achieved or cash collection. Contingent revenue is not a significant revenue stream to our consolidated financial position or results of operations.

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

•

Contingent revenue arrangements related to carrier-based performance targets include claim loss experience and other factors. Due to the uncertainty of the outcome and the probability that a change in estimate would result in a significant reversal of revenue, we have applied a constraint on recording contingent revenue. Revenue is recognized when the constraint has been lifted which is the earlier of written notification from a carrier that the target has been achieved or cash collection. Contingent revenue is not a significant revenue stream to our consolidated financial position or results of operations.

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

•

Third party administration revenue is recognized over the contract period as these services are provided to clients continuously throughout the term of the arrangement. Our clients benefit from each month of service on its own, and although the volume of tasks may differ month to month, our obligation to perform substantially remains the same.

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

Revenue related to payroll processing consists of a (i) fixed fee or (ii) variable fee based on a price per employee or check processed. Revenue is recognized when the actual payroll processing occurs. Our customers benefit from each month of service on its own and although volume and the variability may differ month to month, our obligation to perform substantially remains the same.

Non-core Benefits and Insurance Services consists of transactional businesses that tend to fluctuate. These include life insurance, wholesale benefits agency and talent and compensation services.

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

Transaction Price Allocated to Future Obligations - The revenue recognition standard requires the disclosure of the aggregate amount of transaction price allocated to performance obligations that have not yet been satisfied as of the reporting date. The guidance provides certain practical expedients that limit this requirement, including performance obligations that are part of a contract that is one year or less. Since the majority of our contracts are one year or less, we have applied this practical expedient related to quantifying remaining performance obligations. In regards to contracts with terms in excess of one year, certain contract periods related to our government healthcare consulting, group health and benefits consulting, and property and casualty insurance businesses have an original specified contract duration in excess of one year, however, the agreements provide CBIZ and the client with the right to cancel or terminate the contract with no substantial penalty. We have applied the provisions of Topic 606 and the FASB Transition Resource Group memo number 10-14, and note that the definition of contract duration does not extend beyond the goods and services already transferred for contracts that provide both the Company and the client with the right to cancel or terminate the contract with no substantial penalty.

Note 3. Accounts Receivable, Net

Accounts receivable, net balances at December 31, 2019 and 2018 were as follows (in thousands):

	2019	2018
Trade accounts receivable	$176,375	$159,992
Unbilled revenue, at net realizable value	60,035	60,684
Total accounts receivable	236,410	220,676
Allowance for doubtful accounts	(14,379)	(13,389)
Accounts receivable, net	$222,031	$207,287

Changes in the allowance for doubtful accounts on accounts receivable are as follows (in thousands):

	2019	2018	2017
Balance at beginning of period	$(13,389)	$(13,827)	$(13,508)
Provision for losses	(2,430)	(3,776)	(5,529)
Charge-offs, net of recoveries	1,440	4,214	5,210
Balance at end of period	$(14,379)	$(13,389)	$(13,827)

Note 4. Property and Equipment, Net

Property and equipment, net at December 31, 2019 and 2018 consisted of the following (in thousands):

	2019	2018
Buildings and leasehold improvements	$33,284	$28,456
Furniture and fixtures	27,560	27,690
Capitalized software	37,203	37,281
Equipment	21,088	17,875
Total property and equipment	119,135	111,302
Accumulated depreciation	(79,723)	(77,097)
Property and equipment, net	$39,412	$34,205

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Depreciation expense for property and equipment was $8.3 million, $6.1 million and $5.3 million in 2019, 2018 and 2017, respectively.

Note 5. Goodwill and Other Intangible Assets, Net

A summary of changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2019 and 2018 were as follows (in thousands):

	Financial Services	Benefits and Insurance Services	National Practices	Total Goodwill
December 31, 2017	$306,861	$219,897	$1,666	$528,424
Additions	22,978	13,111	—	36,089
Divestitures	(213)	-	—	(213)
December 31, 2018	$329,626	$233,008	$1,666	$564,300
Additions	5,077	19,292	—	24,369
Divestitures	(456)	—	—	(456)
December 31, 2019	$334,247	$252,300	$1,666	$588,213

We review goodwill at the reporting unit level at least annually, as of November 1, for impairment. We had five reporting units at November 1, 2019. No goodwill impairment was recognized as a result of the annual evaluation.

The components of goodwill and other intangible assets, net at December 31, 2019 and 2018 were as follows (in thousands):

	2019	2018
Goodwill	$588,213	$564,300
Intangibles :
Client lists	188,898	181,564
Other intangibles	9,882	9,447
Total intangibles	198,780	191,011
Total goodwill and other intangibles assets	786,993	755,311
Accumulated amortization:
Client lists	(125,887)	(112,905)
Other intangibles	(6,435)	(5,397)
Total accumulated amortization	(132,322)	(118,302)
Goodwill and other intangible assets, net	$654,671	$637,009

Amortization expense for client lists and other intangible assets was $14.1 million, $17.5 million and $17.8 million in 2019, 2018 and 2017, respectively. The weighted-average useful lives of total intangible assets, client lists and other intangible assets were 6.5 years, 6.8 years and 6.7 years, respectively. Other intangible assets are amortized over periods ranging from 2 to 10 years. Based on the amount of intangible assets subject to amortization at December 31, 2019, the estimated amortization expense is $13.1 million for 2020, $11.6 million for 2021, $9.9 million for 2022, $8.7 million for 2023 and $7.6 million for 2024.

Note 6. Financial Instruments

The carrying amounts of our cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments and are classified as Level 1 in the fair value hierarchy. The carrying value of bank debt approximates fair value, as the interest rate on the bank debt is variable and approximates current market rates.  As a result, the fair value measurement of our bank debt is classified as Level 2 in the fair value hierarchy.

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

Bonds - We held corporate and municipal bonds with net par values totaling $58.9 million and $55.7 million at December 31, 2019 and 2018, respectively. All bonds are investment grade and are classified as available-for-sale. Our bonds have maturity dates or callable dates ranging from January 2020 through February 2024, and are included in “Funds held for clients — current” in the accompanying Consolidated Balance Sheets based on our intent and ability to sell these investments at any time under favorable conditions.

The following table summarizes our bond activity for the years ended December 31, 2019 and 2018 (in thousands):

	2019	2018
Fair value at January 1	$56,556	$51,101
Purchases	27,216	18,426
Sales	(1,686)	(1,793)
Maturities and calls	(22,272)	(10,445)
Decrease in bond premium	(460)	(377)
Fair market value adjustment	1,305	(356)
Fair value at December 31	$60,659	$56,556

In addition to the available-for-sale securities discussed above, we also hold certified deposits and other depository assets in the amount of $2.5 million and $2.3 million at December 31, 2019 and December 31, 2018, respectively, related to the funds held for clients.

Interest Rate Swaps - We do not purchase or hold any derivative instruments for trading or speculative purposes. We utilize interest rate swaps to manage interest rate risk exposure associated with our floating-rate debt under the 2018 credit facility. Under these interest rate swap contracts, we receive cash flows from counterparties at variable rates based on LIBOR and pay the counterparties a fixed rate. To mitigate counterparty credit risk, we only enter into contracts with selected major financial institutions with investment grade ratings and continually assess their creditworthiness. There are no credit risk-related contingent features in our interest rate swaps nor do the swaps contain provisions under which we would be required to post collateral.

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

We had no fair value hedging instruments at December 31, 2019 or 2018. Our interest rate swaps are designated as cash flow hedges. Accordingly, the interest rate swaps are recorded as either an asset or liability in the accompanying Consolidated Balance Sheets at fair value. The mark-to-market gains or losses on the swaps are deferred and included as a component of accumulated other comprehensive loss (“AOCL”), net of tax, to the extent the hedge is determined to be effective, and reclassified to interest expense in the same period during which the hedged transaction affects earnings. The interest rate swaps are assessed for effectiveness and continued qualification for hedge accounting on a quarterly basis. For the years ended December 31, 2019 and 2018, the interest rate swaps were deemed to be highly effective.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table summarizes our outstanding interest rate swaps and their classification in the accompanying Consolidated Balance Sheets at December 31, 2019 and 2018 (in thousands). Refer to Note 7, Fair Value Measurements, to the accompanying consolidated financial statements for additional disclosures regarding fair value measurements.

	December 31, 2019
	Notional Amount	Fair Value	Balance Sheet Location
Interest rate swaps	$45,000	$(591)	Other non-current liabilities
Interest rate swap	$25,000	$66	Other current assets

	December 31, 2018
	Notional Amount	Fair Value	Balance Sheet Location
Interest rate swaps	$70,000	$1,096	Other non-current assets

Under the terms of the interest rate swaps, we pay interest at a fixed rate of interest plus applicable margin as stated in the agreement, and receive interest that varies with the one-month LIBOR. The notional value, fixed rate of interest and expiration date of each interest rate swap as of December 31, 2019 is (i) $25 million – 1.300% - October 2020, (ii) $10 million – 1.120% - February 2021 and (iii) $20 million – 1.770% - May 2022 and (iv) $15 million – 2.640% - June 2023.

During the next twelve months, the amount of the December 31, 2019 AOCL balance that will be reclassified to earnings is expected to be immaterial. The following table summarizes the effects of the interest rate swap on our accompanying Consolidated Statements of Comprehensive Income for the years ended December 31, 2019 and 2018 (in thousands):

	(Loss) recognized in AOCL, net of tax		Gain reclassified from AOCL into expense
	Twelve Months Ended December 31,		Twelve Months Ended December 31,		Location
	2019	2018	2019	2018
Interest rate swaps	$(1,222)	$(17)	$399	$357	Interest expense

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

For the years ended December 31, 2019 and 2018, there were no transfers between the valuation hierarchy Levels 1, 2 and 3. The following table summarizes our assets and liabilities at December 31, 2019 and 2018 that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (in thousands):

	Level	December 31, 2019	December 31, 2018
Deferred compensation plan assets	1	$106,851	$84,435
Corporate and municipal bonds	1	60,659	56,556
Deferred compensation plan liabilities	1	(106,851)	(84,435)
Interest rate swaps, net	2	(525)	1,096
Contingent purchase price liabilities	3	(32,089)	(39,708)

Contingent Purchase Price Liabilities - During the years ended December 31, 2019 and December 31, 2018, we recorded expense of $1.6 million and $2.6 million, respectively, due to accretion, adjusting for expected results of acquired businesses and the revaluation of stock related to contingent payments. These increases are included in “Other Income, net” in the accompanying Consolidated Statements of Comprehensive Income. Refer to Note 18, Acquisitions, for further discussion of our acquisitions and contingent purchase price liabilities.

The following table summarizes the change in fair value of our contingent purchase price liabilities identified as Level 3 for the years ended December 31, 2019 and 2018 (pre-tax basis, in thousands):

Contingent Purchase Price Liabilities
Beginning balance — January 1, 2018	$(37,574)
Additions from business acquisitions	(13,382)
Settlement of contingent purchase price payable	13,865
Change in fair value of contingency	(1,673)
Change in net present value of contingency	(944)
Balance — December 31, 2018	$(39,708)
Additions from business acquisitions	(10,150)
Settlement of contingent purchase price payable	19,368
Change in fair value of contingency	(865)
Change in net present value of contingency	(734)
Balance — December 31, 2019	$(32,089)

Note 8. Income Taxes

For financial reporting purposes, income from continuing operations before income taxes includes the following components (in thousands):

	2019	2018	2017
United States	$92,710	$79,669	$74,151
Foreign (Canada)	179	171	169
Total	$92,889	$79,840	$74,320

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Income tax expense (benefit) included in the accompanying Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017 was as follows (in thousands):

	2019	2018	2017
Continuing operations :
Current:
Federal	$12,776	$12,626	$21,086
Foreign	48	45	45
State and local	4,110	2,808	2,475
Total	16,934	15,479	23,606
Deferred:
Federal	3,685	2,047	(1,086)
State and local	1,221	741	768
Total	4,906	2,788	(318)
Total income tax expense from continuing operations	21,840	18,267	23,288
Discontinued operations :
Operations of discontinued operations:
Current	(107)	2	(418)
Deferred	(1)	(1)	(19)
Total income tax expense from discontinued operations	(108)	1	(437)
Total income tax expense	$21,732	$18,268	$22,851

The provision for income taxes attributable to income from continuing operations differed from the amount obtained by applying the federal statutory income tax rate to income from continuing operations before income taxes, as follows (in thousands, except percentages):

	2019	2018	2017
Tax at U.S. federal statutory rates	$19,507	$16,766	$26,012
State taxes (net of federal benefit)	4,774	3,745	2,724
Business meals and entertainment — non-deductible	987	915	820
Change in valuation allowance	932	264	221
Reserves for uncertain tax positions	(263)	(1,124)	(35)
Share-based compensation	(4,773)	(3,260)	(3,837)
Impact of the Tax Cuts and Jobs Act of 2017		—	(2,487)
Non-deductible expenses	713	785	236
Other, net	(37)	176	(366)
Provision for income taxes from continuing operations	$21,840	$18,267	$23,288
Effective income tax rate	23.5%	22.9%	31.3%

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2019 and 2018, were as follows (in thousands):

	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$1,594	$1,091
Allowance for doubtful accounts	3,156	2,902
Employee benefits and compensation	26,442	24,761
Lease costs	4,889	4,099
State tax credit carryforwards	1,322	1,353
Property and equipment		—
Other deferred tax assets	30	287
Total gross deferred tax assets	37,433	34,493
Less: valuation allowance	(2,799)	(1,840)
Total deferred tax assets, net	34,634	32,653
Deferred tax liabilities:
Client list intangible assets	846	1,184
Goodwill and other intangibles	42,496	35,840
Property and equipment	2,291	1,356
Other deferred tax liabilities	721	1,037
Total gross deferred tax liabilities	46,354	39,417
Net deferred tax liability	$(11,720)	$(6,764)

We have established valuation allowances for deferred tax assets related to certain employee benefits and compensation, state net operating loss (“NOL”) carryforwards and state income tax credit carryforwards at December 31, 2019 and December 31, 2018. The net increase in the valuation allowance of $1.0 million for the year ended December 31, 2019 primarily related to changes in the valuation allowance for NOLs.

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

We file income tax returns in the United States, Canada, and most state jurisdictions. With limited exceptions, our state and local income tax returns and non-U.S. income tax returns are no longer subject to tax authority examinations for years ending prior to January 1, 2015 and January 1, 2014, respectively.

The availability of NOLs and state tax credits are reported as deferred tax assets, net of applicable valuation allowances, in the accompanying Consolidated Balance Sheets. At December 31, 2019, we had state net operating loss carryforwards of $39.4 million and state tax credit carryforwards of $1.3 million. The state net operating loss carryforwards expire on various dates between 2020 and 2039 and the state tax credit carryforwards expire on various dates between 2020 and 2029.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2019	2018	2017
Balance at January 1	$2,819	$3,882	$4,090
Additions for tax positions of the current year	145	119	123
Settlements of prior year positions	(282)	(16)	—
Lapse of statutes of limitation	(146)	(1,166)	(331)
Balance at December 31	$2,536	$2,819	$3,882

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Included in the balance of unrecognized tax benefits at December 31, 2019 are $1.6 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. We believe it is reasonably possible that certain of these unrecognized tax benefits could change in the next twelve months. We expect reductions in the liability for unrecognized tax benefits of approximately $1.5 million within the next twelve months due to expiration of statutes of limitation. Given the number of years that are currently subject to examination, we are unable to estimate the range of potential adjustments to the remaining balance of unrecognized tax benefits at this time.

We recognize interest expense, and penalties related to unrecognized tax benefits as a component of income tax expense. During 2019, we accrued interest expense of less than $0.1 million and, as of December 31, 2019, had recognized a liability for interest expense and penalties of $0.7 million and $0.2 million, respectively, relating to unrecognized tax benefits. During 2018, we accrued interest expense of less than $0.1 million and, as of December 31, 2018, had recognized a liability for interest expense and penalties of $0.7 million and $0.2 million, respectively, relating to unrecognized tax benefits.

Note 9. Debt and Financing Arrangements

2018 credit facility

Our primary financing arrangement is the 2018 credit facility, which provides us with the capital necessary to meet our working capital needs as well as the flexibility to continue with our strategic initiatives, including business acquisitions and share repurchases. The 2018 credit facility matures in 2023. The balance outstanding under the 2018 credit facility was $105.5 million and $135.5 million at December 31, 2019 and 2018, respectively. Effective interest rates, including the impact of interest rate swaps associated with the 2018 credit facility, were as follows:

	2019	2018
Weighted average rates	3.09%	3.08%
Range of effective rates	2.12% - 5.50%	2.12% - 5.50%

We have approximately $287.7 million of available funds under the 2018 credit facility at December 31, 2019, based on the terms of the commitment. Available funds under the credit facility are based on a multiple of earnings before interest, taxes, depreciation and amortization as defined in the credit facility, and are reduced by letters of credit, performance guarantees, other indebtedness and outstanding borrowings under the credit facility. Under the 2018 credit facility, loans are charged an interest rate consisting of a base rate or Eurodollar rate plus an applicable margin, letters of credit are charged based on the same applicable margin, and a commitment fee is charged on the unused portion of the credit facility.

The 2018 credit facility contains certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens or other encumbrances, making certain payments, investments, or to sell or otherwise dispose of a substantial portion of assets, or to merge or consolidate with an unaffiliated entity. The 2018 credit facility also limits our ability to make dividend payments. Historically, we have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Our Board of Directors has discretion over the payment and level of dividends on common stock, subject to the limitations of the credit facility and applicable law. The credit facility contains a provision that, in the event of a defined change in control, the credit facility may be terminated. In addition, the 2018 credit facility contains financial covenants that require us to meet certain requirements with respect to (i) a total leverage ratio and (ii) minimum fixed charge coverage ratio which may limit our ability to borrow up to the total commitment amount. As of December 31, 2019, we are in compliance with all covenants.

Other line of credit

We have an unsecured $20 million line of credit by and among CBIZ Benefits and Insurance, Inc. and the Huntington Bank. We utilize this line of credit to support our short-term funding requirements of payroll client fund obligations due to the investment of client funds, rather than liquidating client funds that have already been invested in available-for-sale securities. Refer to Note 6, Financial Instruments, for further discussion regarding these investments. The line of credit, which was renewed in August 2019, will terminate on August 6, 2020. It did not have a balance outstanding at December 31, 2019 and 2018. Borrowings under the line of credit bear interest at the prime rate.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Interest expense

Interest expense, including amortization of deferred financing costs, commitment fees, line of credit fees, and other applicable bank charges, was as follows (in thousands):

	2019	2018	2017
2018 credit facility	$5,672	$6,509	$6,638
Other line of credit	22	1	—
Other	71	135	37
	$5,765	$6,645	$6,675

Note 10. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at December 31, 2019 and 2018 were as follows (in thousands):

	2019	2018
Net unrealized gain (loss) on available-for-sale securities, net of income tax expense (benefit) of $220 and $(183), respectively	$393	$(495)
Net unrealized gain (loss) on interest rate swap, net of income tax expense (benefit) of $(320) and $213, respectively	(375)	694
Foreign currency translation	(698)	(681)
Accumulated other comprehensive loss	$(680)	$(482)

Note 11. Commitments and Contingencies

Acquisitions - The purchase price that we normally pay for businesses and client lists consists of two components: an up-front non-contingent portion, and a portion which is contingent upon the acquired businesses or client lists’ future performance. The fair value of the contingent purchase price consideration is recorded at the date of acquisition and re-measured each reporting period until the liability is settled. Shares of our common stock that are issued in connection with acquisitions may be contractually restricted from sale for periods up to one year. Acquisitions are further disclosed in Note 18, Acquisitions.

Indemnifications - We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by us under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2019, we were not aware of any obligations arising under indemnification agreements that would require material payments, and therefore have not recorded a liability.

Employment Agreements - We maintain severance and employment agreements with certain of our executive officers, whereby such officers may be entitled to payment in the event of termination of their employment. We also have arrangements with certain non-executive employees which may include severance and other employment provisions. We accrue for amounts payable under these contracts and arrangements as triggering events occur and obligations become known. During the years ended December 31, 2019, 2018 and 2017, payments under such contracts and arrangements were not material.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Letters of Credit and Guarantees - We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits which totaled $1.3 million and $1.1 million at December 31, 2019 and 2018, respectively. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.3 million and $2.9 million at December 31, 2019 and 2018, respectively.

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

On September 16, 2016, CBIZ, Inc. and its subsidiary CBIZ Benefits & Insurance Services, Inc. (“CBIZ Benefits”) were named as defendants in a lawsuit filed in the U.S. District Court for the Western District of Pennsylvania. The federal court case is brought by UPMC, d/b/a University of Pittsburgh Medical Center, and a health system it acquired, UPMC Altoona (formerly, Altoona Regional Health System).  The lawsuit asserts professional negligence, breach of contract, and negligent misrepresentation claims against CBIZ, CBIZ Benefits and a former employee of CBIZ Benefits in connection with actuarial services provided by CBIZ Benefits to Altoona Regional Health System. The plaintiff now seeks compensatory damages of between $124.0 million and $266.0 million, plus punitive damages.  The Court recently denied CBIZ Benefits’ motion for a summary judgment and trial is set for May 2020.

We cannot predict the outcome of the above matters or estimate the possible loss or range of possible loss, if any. Although the proceedings are subject to uncertainties inherent in the litigation process and the ultimate disposition of these proceedings is not presently determinable, we intend to vigorously defend these cases and we believe we have meritorious defenses to these claims. In addition to those items disclosed above, we are, from time to time, subject to claims and suits arising in the ordinary course of business.

Note 12. Employee Benefits

Employee Savings Plan - We sponsor a qualified 401(k) defined contribution plan that covers substantially all of our employees. Participating employees may elect to contribute, on a tax-deferred basis, up to 80% of their pre-tax annual compensation (subject to a maximum permissible contribution under Section 401(k) of the Internal Revenue Code). Matching contributions by us are 50% of the first 6% of base compensation that the participant contributes, and additional amounts may be contributed at the discretion of the Board of Directors. Participants may elect to invest their contributions in various funds including: equity, fixed income, stable value, and balanced-lifecycle funds. Employer contributions (net of forfeitures) made to the plan during the years ended December 31, 2019, 2018 and 2017 were approximately $11.1 million, $10.8 million and $10.4 million, respectively.

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

We recorded income of $19.2 million for the year ended December 31, 2019 and expense of $4.9 million for the year ended December 31, 2018 and income of $12.1 million for the years ended December 31, 2017, related to these investments. These investments are specifically designated as available to us solely for the purpose of paying benefits under the non-qualified deferred compensation plan. However, the investments in the rabbi trusts would be available to all unsecured general creditors in the event that we become insolvent.

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

The assets and liabilities related to the non-qualified deferred compensation plan at December 31, 2019 and 2018 were $106.9 million and $84.4 million, respectively.

Note 13. Common Stock

Share Repurchase Program - Our Board of Directors approved various share repurchase programs that were effective during the years ended December 31, 2019, 2018 and 2017. Under these programs, shares may be purchased in the open market or in privately negotiated transactions according to SEC rules.

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

Under the Share Repurchase Program, we repurchased 1.2 million and 0.8 million shares on the open market at a cost (including fees and commissions) of $25.3 million and $15.6 million during the years ended December 31, 2019 and 2018, respectively. Shares repurchased to settle statutory employee withholding related to vesting of stock awards were 0.1 million shares at a cost of $1.9 million during the year ended December 31, 2019 and 0.1 million shares at a cost of $1.9 million during the year ended December 31, 2018.

Note 14. Employee Share Plans

Employee Stock Purchase Plan - The 2007 Employee Stock Purchase Plan (“ESPP”), which has a termination date of June 30, 2022, allows qualified employees to purchase shares of common stock through payroll deductions up to a limit of $25,000 of stock per calendar year. The price an employee pays for shares is 85% of the fair market value of our common stock on the last day of the purchase period. Purchase periods begin on the sixteenth day of the month and end on the fifteenth day of the subsequent month. Other than a one-year holding period from the date of purchase, there are no vesting or other restrictions on the stock purchased by employees under the ESPP. The total number of shares of common stock that can be purchased under the ESPP shall not exceed two million shares.

Stock Awards – Effective May 9, 2019, the CBIZ shareholders approved CBIZ, Inc. 2019 Stock Omnibus Incentive Plan (“2019 Plan”), which amended and restated the CBIZ, Inc. 2014 Stock Incentive Plan (“2014 Plan”), of which we have granted various stock-based awards through the year ended December 31,2019. The terms and vesting schedules for the share-based awards vary by type and date of grant. At December 31, 2019, approximately 2.2 million shares were available for future grant under the 2014 Plan. Effective January 1, 2020, the 2019 Plan will replace and, for future grants, supersede the 2014 Plan. The operating terms of the 2019 Plan are substantially similar to those of the 2014 Plan. Under the 2019 Plan, which expires in 2029, a maximum of 3.1 million stock options, restricted stock or other stock based

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

compensation awards may be granted. Shares subject to award under the 2019 Plan may be either authorized but unissued shares of our common stock or treasury shares.

During the years ended December 31, 2019, 2018 and 2017, we recognized compensation expense (before income tax expense) for these awards as follows (in thousands):

	2019	2018	2017
Stock options	$1,848	$2,609	$2,105
Restricted stock awards	4,375	4,257	3,600
Performance share units	1,031	—	—
Total share-based compensation expense	$7,254	$6,866	$5,705

Stock Options - Stock options granted during the years ended December 31, 2018 and 2017 were generally subject to a 25% incremental vesting schedule over a four-year period commencing from the date of grant. Stock options expire six years from the date of grant and are awarded with an exercise price equal to the market value of our common stock on the date of grant. At the discretion of the Compensation Committee of the Board of Directors, options awarded under the 2014 Plan may vest in a time period shorter than four years. Under the 2014 Plan, stock options awarded to non-employee directors have generally been granted with immediate vesting. Stock options may be granted alone or in addition to other awards and may be of two types: incentive stock options and nonqualified stock options. Stock option activity during the year ended December 31, 2019 was as follows (number of options in thousands):

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2018	3,622	$11.97
Granted	—	$—
Exercised	(1,210)	$8.77
Expired or canceled	—	$—
Outstanding at December 31, 2019	2,412	$13.58	2.75 years	$32.3
Vested and exercisable at December 31, 2019	1,456	$11.54	2.13 years	$22.4

•	The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2018 and 2017 was $3.0 million and $2.3 million, respectively.
•

The aggregate intrinsic value of stock options exercised during each of the years ended December 31, 2019, 2018 and 2017 was $18.8 million, $10.9 million and $9.4 million, respectively. The intrinsic value is calculated as the difference between our stock price on the exercise date and the exercise price of each option exercised.

•	At December 31, 2019, we had unrecognized compensation cost for non-vested stock options of $3.8 million to be recognized over a weighted average period of approximately 1.03 years.

We utilized the Black-Scholes-Merton option-pricing model to determine the fair value of stock options on the date of grant. The fair value of stock options granted during the years ended December 31, 2018, and 2017 were $4.73 and $3.49, respectively. We didn’t grant any stock options during the year ended December 31, 2019. The following weighted average assumptions were utilized:

	2018	2017
Expected volatility (1)	22.04%	22.22%
Expected option life (years) (2)	4.62	4.61
Risk-free interest rate (3)	2.80%	1.85%
Expected dividend yield (4)	0%	0%

(1)	The expected volatility assumption was determined based upon the historical volatility of our stock price, using daily price intervals.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

Restricted Stock Awards - Under the 2014 Plan, certain employees and non-employee directors were granted restricted stock awards. Restricted stock awards are independent of option grants and vest at no cost to the recipients. The awards are subject to forfeiture if employment terminates prior to the release of restrictions, generally one to four years from the date of grant. Recipients of restricted stock awards are entitled to the same dividend and voting rights as holders of other CBIZ common stock, subject to certain restrictions during the vesting period, and the awards are considered to be issued and outstanding from the date of grant. Shares granted under the 2014 Plan cannot be sold, pledged, transferred or assigned during the vesting period.

Restricted stock award activity during the year ended December 31, 2019 was as follows:

	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value (1)
Non-vested at December 31, 2018	632	$15.35
Granted	227	$19.78
Vested	(282)	$13.76
Forfeited	—	$—
Non-vested at December 31, 2019	577	$17.87

(1)	Represents weighted average market value of the shares as the awards are granted at no cost to the recipients.
•	At December 31, 2019, we had unrecognized compensation cost for restricted stock awards of $10.3 million to be recognized over a weighted average period of approximately 1.02 years.
•	The total fair value of shares vested during the years ended December 31, 2019, 2018 and 2017 was approximately $3.9 million, $4.1 million and $3.4 million, respectively.
•

The market value of shares awarded during the years ended December 31, 2019, 2018 and 2017 was $4.5 million, $5.1 million and $4.4 million, respectively. This market value was recorded as unearned compensation and is recognized as expense ratably over the periods which the restrictions lapse.

•	Awards outstanding at December 31, 2019 will be released from restrictions at dates ranging from February 2020 through May 2022.

Performance Share Units (“PSUs”) – PSUs are earned based on our financial performance over a contractual term of three years and the associated expense is recognized over that period based on the fair value of the award. A three-year cliff vesting schedule of the PSUs is dependent upon the Company’s performance relative to pre-established goals based on earnings per share target (weighted 70%) and total growth in revenue (weighted 30%). The fair value of PSUs is calculated using the market value of our common stock on the date of grant. For performance achieved above specified levels, the recipient may earn additional shares of stock, not to exceed 200% of the number of PSUs initially granted.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table presents our PSU award activity during the twelve months ended December 31, 2019 (in thousands, except per share data):

	Number of PSUs (in thousands)	Grant-Date Fair Value Per Unit
Outstanding at beginning of year	—	$—
Granted	173	$19.82
Vested	—	$—
Adjustments for performance results	27	$19.82
Expired or cancelled	—	$—
Outstanding at December 31, 2019	200	$19.82

Note 15. Earnings Per Share

The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share from continuing operations for the years ended December 31, 2019, 2018 and 2017 (in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Income from continuing operations	$71,049	$61,573	$51,032
Denominator:
Basic
Weighted average common shares outstanding	54,299	54,561	53,862
Diluted
Stock options (1)	1,288	1,542	1,499
Restricted stock awards	234	302	328
Contingent shares (2)	74	82	—
Diluted weighted average common shares outstanding	55,895	56,487	55,689
Earnings Per Share:
Basic earnings per share from continuing operations	$1.31	$1.13	$0.95
Diluted earnings per share from continuing operations	$1.27	$1.09	$0.92

(1)

For the years ended December 31, 2019, 2018 and 2017, a total of 0.5 million, 0.4 million and 0.5 million stock based awards, respectively, were excluded from the calculation of diluted earnings per share as their exercise prices would render them anti-dilutive.

(2)

Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by us once future conditions have been met. For further details, refer to Note 18, Acquisitions.

Note 16. LEASES

We determine if a contract is a lease at inception. We have leases for office space and facilities, automobiles and certain information technology equipment. All of our leases are classified as operating leases and the majority of which are for office space and facilities.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Balance sheet information related to the Company’s leases as of December 31, 2019 was as follows (in thousands):

December 31, 2019
Operating lease ROU assets	$140,831
Current portion of operating lease liabilities	29,030
Noncurrent portion of operating lease liabilities	132,018
Total operating lease liabilities	$161,048

December 31, 2019
Weighted-average remaining lease term	6.9 years
Weighted-average discount rate	3.6%

The components of lease cost and other lease information as of and during the year ended December 31, 2019 are as follows (in thousands):

December 31, 2019
Operating lease cost	$37,275
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows for operating leases	$37,667

Our leases have remaining lease terms ranging from 1 to 11 years. These leases generally contain renewal options for periods ranging from two to five years. Because the Company is not reasonably certain to exercise these renewal options, the options are not included in the lease term, and associated potential option payments are excluded from lease payments.  Lease expense, as accounted for under Legacy ASC Topic 840, was $38.0 million and $38.4 million for the years ended December 31, 2018 and 2017, respectively.

Maturities of operating lease liabilities at December 31, 2019 and minimum cash commitments under operating leases at December 31, 2018 were as follows (in thousands):

December 31, 2019
2020	$34,775
2021	32,371
2022	26,112
2023	24,273
2024	21,578
Thereafter	67,025
Total undiscounted lease payments	206,134
Less: imputed interest	(45,086)
Total lease liabilities	$161,048

December 31, 2018
2019	$34,256
2020	30,419
2021	26,172
2022	20,358
2023	18,981
Thereafter	65,854
Total future minimum rental commitments	$196,040

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

A number of the businesses acquired by us are located in properties owned indirectly by and leased from persons employed by us, none of whom are members of our senior management. In the aggregate, we paid approximately $2.4 million, $3.0 million and $3.3 million during the years ended December 31, 2019, 2018 and 2017, respectively, under such leases.

Rick L. Burdick, a Lead Director of CBIZ, is a Partner Emeritus of Akin Gump Strauss Hauer & Feld LLP (“Akin Gump”) and was a Partner in the firm from 1988 until 2019. Akin Gump performed legal work for us during the years ended December 31, 2019, 2018 and 2017 for which we paid approximately $0.2 million, $0.2 million and $0.2 million, respectively.

We maintain joint-referral relationships and administrative service agreements with independent licensed CPA firms under which we provide administrative services in exchange for a fee. Fees earned by us under the ASAs are recorded as “Revenue” (at net realizable value) in the accompanying Consolidated Statements of Comprehensive Income and were approximately $157.6 million in 2019, 154.0 million in 2018 and $156.4 million in 2017. These firms are owned by licensed CPAs who are employed by our subsidiaries and provide audit and attest services to clients including our clients. The CPA firms with which we maintain administrative service agreements operate as limited liability companies, limited liability partnerships or professional corporations. The firms are separate legal entities with separate governing bodies and officers. We have no ownership interest in any of these CPA firms, and neither the existence of the administrative service agreements nor the providing of services thereunder is intended to constitute control of the CPA firms by us. CBIZ and the CPA firms maintain their own respective liability and risk of loss in connection with performance of each of its respective services, and we do not believe that our arrangements with these CPA firms result in additional risk of loss.

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

Business Acquisitions in 2019

During the year ended December 31, 2019, we completed the following acquisitions:

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

Aggregated consideration for these six acquisitions consisted of approximately $19.4 million in cash (including $6.9 million acquired client funds and $0.8 million cash acquired), $2.0 million in our common stock, and $11.2 million in contingent consideration. The maximum potential undiscounted amount of all future payments that we could be required to make under the contingent arrangement is $11.5 million. As of December 31, 2019, the aggregated fair value of the contingent consideration related to these acquisitions was $10.3 million, of which $2.8 million was recorded in “Contingent purchase price liability – current” and $ 7.5 million was recorded in “Contingent purchase price liability – non-current” in the accompanying Consolidated Balance Sheets. Refer to Note 7. Fair Value Measurements, for additional information regarding contingent purchase price liability fair value and fair value adjustments.

Annualized aggregated revenue for these acquisitions is estimated to be approximately $ 17.4 million. Pro forma results of operations for these acquisitions are not presented because the effects of these acquisitions were not significant either individually or in aggregate to our consolidated “Income from continuing operations before income taxes.”

Business Acquisitions in 2018

During the year ended December 31, 2018, we acquired substantially all of the assets of the following businesses.

•

The acquisition of Laurus, located in Denver, Colorado, was effective February 1, 2018. Laurus provides financial and accounting due diligence and advisory services with respect to mergers and acquisition transactions. Operating results are reported in the Financial Services practice group.

•

The acquisition of InR, located in Media, Pennsylvania, was effective April 1, 2018. InR is a pension consultant and provider of investment advisory services for public and private sector clients. Operating results are reported in the Benefits and Insurance practice group.

•

The acquisition of Sequoia, located in Cleveland, Ohio, was effective December 1, 2018. Sequoia provides retirement plan and advisory services. Operating results are reported in the Benefits and Insurance practice group.

Aggregate consideration for the acquisitions consisted of approximately $27.9 million in cash (including $0.3 million cash acquired), $0.9 million in our common stock, and $13.4 million in contingent consideration. The maximum potential undiscounted amount of all future payments that we could be required to make under the contingent arrangements is $15.3 million.  We are required to record the fair value of this obligation at the acquisition date which was determined to be $13.4 million, of which $3.9 million was recorded in “Contingent purchase price liability - current” and $9.5 million was recorded in “Contingent purchase price liability - non-current” in the accompanying Consolidated Balance Sheets at December 31, 2018. Refer to Note 7, Fair Value Measurements, for additional information regarding contingent purchase price liability fair value and fair value adjustments.

Annualized revenue for these acquisitions is estimated to be approximately $11.0 million. Pro forma results of operations have not been presented because the effects of these acquisitions, individually and in aggregate, were not material to our “Income from continuing operations before income taxes.”

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table summarizes the amounts of identifiable assets acquired, liabilities assumed and aggregate purchase price for the acquisitions in 2019 and 2018 (in thousands):

	2019	2018
Cash	$826	$306
Accounts receivable, net	1,843	1,958
Funds held for clients	6,878	—
Operating lease right-of-use asset, net	2,789	—
Other assets	99	12
Identifiable intangible assets	7,725	5,539
Operating lease liability - current	(1,013)	—
Other current liability	(2,245)	(1,753)
Operating lease liability - noncurrent	(1,776)	—
Client fund obligations	(6,878)	—
Total identifiable net assets	8,248	6,062
Goodwill	24,369	36,054
Aggregate purchase price	$32,617	$42,116

The goodwill of $24.4 million and $36.1 million arising from the acquisitions in 2019 and 2018, respectively, primarily resulted from expected future cash flows as well as the synergies created by the integration of the new businesses within the CBIZ organization, including cross-selling opportunities expected with our Financial Services group and the Benefit and Insurance Services group, to help strengthen our existing service offerings and expand our market position. All of the goodwill is deductible for income tax purposes.

Acquisitions of client lists

In 2019, we purchased one client list, which was recorded in the Benefits and Insurance Services practice group. Total consideration for this client list was $0.3 million, of which $0.2 million was contingent. In 2018, we purchased one client list, which was recorded in the Financial Services practice group. Total consideration for this client list was $0.3 million in cash paid at closing and an additional $0.2 million in contingent consideration.

Change in Contingent Purchase Price Liability for Previous Acquisitions

We are required to evaluate in subsequent reporting periods the fair value of contingent consideration related to previous acquisitions. We increased the fair value of the contingent purchase price liability related to prior acquisitions in 2019 and 2018 by $1.6 million and $2.6 million, respectively, due to expected results of acquired businesses and the revaluation of stock related to contingent payments. The increases are included as expense in “Other income, net” in the accompanying Consolidated Statements of Comprehensive Income. For further discussion on contingent purchase price liabilities, refer to Note 7, Fair Value Measurements, to the accompanying consolidated financial statements.

Contingent Payments for Previous Business Acquisitions and Client Lists

Under the terms of the acquisition agreements, we pay cash consideration and issue shares of our common stock as contingent earnout for previous acquisitions. In the years ended December 31, 2019 and 2018, we paid cash of $16.9 million and $11.0 million respectively, and issued shares of our common stock of approximately 0.1 million shares in each year.  In the years ended December 31, 2019 and 2018, we paid $0.9 million and $0.8 million, respectively, in cash for previous client list purchases.

Note 19. Discontinued Operations and Divestitures

We divest (through sale or closure) business operations that do not contribute to our long-term objectives for growth, or that are not complementary to our target service offerings and markets.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Discontinued Operations

Divestitures are classified as discontinued operations provided they meet the criteria and treatment as discontinued operations. Discontinued operations primarily consist of two small businesses under the Financial Services segment that were sold in 2015.  During the years ended December 31, 2019 and 2018, we did not discontinue the operations of any of our businesses.

Divestitures

Divested operations and assets that do not qualify for treatment as discontinued operations are recorded as “Gain on sale of operations, net” in the accompanying Consolidated Statements of Comprehensive Income. In 2019, we sold a small office in the Financial Services practice group and recorded a gain of $0.4 million from the sale.  In 2018, we sold a small office in the Financial Services practice group, along with two small books of business, both in the Benefits and Insurance practice group in 2018 and recorded a gain of $1.0 million from the sale.

Note 20. Quarterly Financial Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2019 and 2018 (in thousands, except per share amounts).

	2019
	March 31,	June 30,	September 30,	December 31,
Revenue	$269,998	$235,498	$239,790	$203,138
Operating expenses	215,496	198,148	209,146	200,706
Gross margin	54,502	37,350	30,644	2,432
Corporate general and administrative expenses	11,680	10,566	11,670	10,490
Operating income	42,822	26,784	18,974	(8,058)
Other (expense) income:
Interest expense	(1,401)	(1,587)	(1,521)	(1,256)
Gain on sale of operations, net	497	50	(145)	15
Other (expense) income, net	9,260	(3,311)	6,767	4,999
Total other (expense) income, net	8,356	(4,848)	5,101	3,758
Income (loss) from continuing operations before income tax expense	51,178	21,936	24,075	(4,300)
Income tax expense (benefit)	13,613	5,322	6,069	(3,164)
Income (loss) from continuing operations	37,565	16,614	18,006	(1,136)
Gain (loss) from operations of discontinued operations, net of tax	(96)	(22)	(200)	(17)
Net income (loss)	$37,469	$16,592	$17,806	$(1,153)
Earnings (loss) per share:
Basic:
Continuing operations	$0.69	$0.31	$0.33	$(0.02)
Discontinued operations	—	—	—	—
Net income (loss)	$0.69	$0.31	$0.33	$(0.02)
Diluted:
Continuing operations	$0.67	$0.30	$0.32	$(0.02)
Discontinued operations	—	—	—	—
Net income (loss)	$0.67	$0.30	$0.32	$(0.02)
Basic weighted average common shares	54,287	54,090	54,268	54,547
Diluted weighted average common shares	55,915	55,495	55,816	54,547

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	2018
	March 31,	June 30,	September 30,	December 31,
Revenue	$266,090	$232,641	$224,249	$199,023
Operating expenses	204,750	205,102	198,607	181,824
Gross margin	61,340	27,539	25,642	17,199
Corporate general and administrative expenses	10,028	9,993	10,279	8,873
Operating income (loss)	51,312	17,546	15,363	8,326
Other income:
Interest expense	(1,780)	(1,817)	(1,614)	(1,434)
Gain on sale of operations, net	663	—	—	362
Other income, net	(1,229)	630	3,143	(9,631)
Total other income, net	(2,346)	(1,187)	1,529	(10,703)
Income from continuing operations before income tax expense	48,966	16,359	16,892	(2,377)
Income tax expense (benefit)	13,156	3,238	3,297	(1,424)
Income from continuing operations	35,810	13,121	13,595	(953)
(Loss) gain from operations of discontinued operations, net of tax	41	(15)	(9)	(20)
Net income	$35,851	$13,106	$13,586	$(973)
Earnings (loss) per share:
Basic:
Continuing operations	$0.66	$0.24	$0.25	$(0.02)
Discontinued operations	—	—	—	—
Net income	$0.66	$0.24	$0.25	$(0.02)
Diluted:
Continuing operations	$0.64	$0.23	$0.24	$(0.02)
Discontinued operations	—	—	—	—
Net income	$0.64	$0.23	$0.24	$(0.02)
Basic weighted average common shares	54,071	54,594	54,794	54,775
Diluted weighted average common shares	55,924	56,437	56,740	54,775

Quarterly earnings per share amounts do not always add to the full-year amounts due to the averaging of common shares outstanding.

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

We operate in the United States and Canada and revenue generated from such operations during the years ended December 31, 2019, 2018 and 2017 was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$946,801	$920,481	$853,802
Canada	1,623	1,522	1,538
Total revenue	$948,424	$922,003	$855,340

There is no one customer that represents a significant portion of our revenue.

Segment information for the years ended December 31, 2019, 2018 and 2017 is presented below (in thousands). We do not manage our assets on a segment basis, therefore segment assets are not presented below.

	For the Year Ended December 31, 2019
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$616,567	$296,228	$35,629	$—	$948,424
Operating expenses	515,240	246,245	32,474	29,537	823,496
Gross margin	101,327	49,983	3,155	(29,537)	124,928
Corporate general and administrative expenses	—	—	—	44,406	44,406
Operating income (loss)	101,327	49,983	3,155	(73,943)	80,522
Other (expense) income:
Interest expense	—	(57)	—	(5,708)	(5,765)
Gain on sale of operations, net	578	—	—	(161)	417
Other (expense) income, net	(121)	238	1	17,597	17,715
Total other (expense) income	457	181	1	11,728	12,367
Income (loss) from continuing operations before income tax expense	$101,784	$50,164	$3,156	$(62,215)	$92,889

	For the Year Ended December 31, 2018
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$600,926	$288,437	$32,640	$—	$922,003
Operating expenses	508,653	239,646	30,003	11,981	790,283
Gross margin	92,273	48,791	2,637	(11,981)	131,720
Corporate general and administrative expenses	—	—	—	39,173	39,173
Operating income (loss)	92,273	48,791	2,637	(51,154)	92,547
Other income (expense):
Interest expense	—	(102)	—	(6,543)	(6,645)
Gain on sale of operations, net	—	—	—	1,025	1,025
Other income (expense), net	(263)	493	3	(7,320)	(7,087)
Total other income (expense)	(263)	391	3	(12,838)	(12,707)
Income (loss) from continuing operations before income tax expense	$92,010	$49,182	$2,640	$(63,992)	$79,840

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	For the Year Ended December 31, 2017
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$540,315	$283,909	$31,116	$—	$855,340
Operating expenses	468,089	236,317	28,382	22,796	755,584
Gross margin	72,226	47,592	2,734	(22,796)	99,756
Corporate general and administrative expenses	—	—	—	33,295	33,295
Operating income (loss)	72,226	47,592	2,734	(56,091)	66,461
Other income (expense):
Interest expense	—	(36)	—	(6,639)	(6,675)
Gain on sale of operations, net	—	—	—	45	45
Other income, net	158	442	(8)	13,897	14,489
Total other income	158	406	(8)	7,303	7,859
Income (loss) from continuing operations before income tax expense	$72,384	$47,998	$2,726	$(48,788)	$74,320

Note 22. Subsequent Events

Subsequent to December 31, 2019 up to February 21, 2020, we repurchased approximately 0.2 million shares of our common stock in the open market at a total cost of approximately $5.2 million.

On February 6, 2020, our Board of Directors authorized the continuation of the Share Repurchase Program, which has been renewed annually for the past sixteen years. It is effective beginning April 1, 2020, to which the amount of shares to be purchased will be reset to 5.0 million, and expires one year from the respective effective date. This authorization allows us to purchase shares of our common stock (i) in the open market, (ii) in privately negotiated transactions, or (iii) under Rule 10b5-1 trading plans.

We acquired substantially all of the assets of following business subsequent to December 31, 2019:

•

Effective February 1, 2020, we acquired substantially all the assets of Alliance Insurance Services, Inc. (“Alliance”), a provider of insurance and advisory services based in Washington, DC.  Operating results will be reported in the Benefits and Insurance Services practice group.

•

Effective February 1, 2020, we acquired substantially all the assets of Pension Dynamics Company, LLC (“PD”), a full-service retirement and benefits plan advisor based in Pleasant Hill, California.  Operating results will be reported in the Benefits and Insurance Services practice group.

•

Effective February 1, 2020, we acquired substantially all the assets of Sunshine Systems, (“Sunshine”), a payroll solutions provider based in Massachusetts.  Operating results will be reported in the Benefits and Insurance Services practice group.

Annualized revenue from the acquired businesses is estimated to be more than $6.0 million.