Form 10-Q
period 2020-03-31
CBIZ, Inc.
filed 2020-05-08
CIK 944148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	CBZ	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at April 30, 2020
Common Stock, par value $0.01 per share	54,513,892

CBIZ, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$216,942	$567
Restricted cash	28,927	29,595
Accounts receivable, net	263,180	222,031
Other current assets	24,540	24,325
Current assets before funds held for clients	533,589	276,518
Funds held for clients	141,984	179,502
Total current assets	675,573	456,020
Non-current assets:
Property and equipment, net	39,899	39,412
Goodwill and other intangible assets, net	666,112	654,671
Assets of deferred compensation plan	92,613	106,851
Operating lease right-of-use asset, net	138,485	140,831
Other non-current assets	3,876	2,989
Total non-current assets	940,985	944,754
Total assets	$1,616,558	$1,400,774
LIABILITIES
Current liabilities:
Accounts payable	$62,329	$68,510
Income taxes payable	13,089	57
Accrued personnel costs	29,809	59,898
Contingent purchase price liability	17,514	16,193
Operating lease liability	28,652	29,030
Other current liabilities	15,817	13,218
Current liabilities before client fund obligations	167,210	186,906
Client fund obligations	142,219	179,020
Total current liabilities	309,429	365,926
Non-current liabilities:
Bank debt	383,000	105,500
Debt issuance costs	(1,077)	(1,167)
Total long-term debt	381,923	104,333
Income taxes payable	3,185	3,053
Deferred income taxes, net	11,469	11,720
Deferred compensation plan obligations	92,613	106,851
Contingent purchase price liability	15,167	15,896
Operating lease liability	129,624	132,018
Other non-current liabilities	2,888	1,739
Total non-current liabilities	636,869	375,610
Total liabilities	946,298	741,536
STOCKHOLDERS' EQUITY
Common stock	1,332	1,331
Additional paid in capital	719,616	714,704
Retained earnings	516,424	479,576
Treasury stock	(565,180)	(535,693)
Accumulated other comprehensive loss	(1,932)	(680)
Total stockholders’ equity	670,260	659,238
Total liabilities and stockholders’ equity	$1,616,558	$1,400,774

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2020	2019
Revenue	$277,455	$269,998
Operating expenses	199,827	215,496
Gross margin	77,628	54,502
Corporate general and administrative expenses	10,489	11,680
Operating income	67,139	42,822
Other (expense) income:
Interest expense	(1,119)	(1,401)
Gain on sale of operations, net	95	497
Other (expense) income, net	(15,800)	9,260
Total other (expense) income, net	(16,824)	8,356
Income from continuing operations before income tax expense	50,315	51,178
Income tax expense	13,453	13,613
Income from continuing operations	36,862	37,565
Loss from discontinued operations, net of tax	(14)	(96)
Net income	$36,848	$37,469

Earnings per share - basic	$0.68	$0.69
Earnings per share - diluted	$0.66	$0.67

Basic weighted average shares outstanding	54,571	54,287
Diluted weighted average shares outstanding	55,945	55,915

Comprehensive income:
Net income	$36,848	$37,469
Other comprehensive (loss) income, net of tax	(1,252)	81
Comprehensive income	$35,596	$37,550

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

							Accumulated
	Issued			Additional			Other
	Common	Treasury	Common	Paid-In	Retained	Treasury	Comprehensive
	Shares	Shares	Stock	Capital	Earnings	Stock	Loss	Totals
December 31, 2019	133,056	77,637	$1,331	$714,704	$479,576	$(535,693)	$(680)	$659,238
Net income	—	—	—	—	36,848	—	—	36,848
Other comprehensive loss	—	—	—	—	—	—	(1,252)	(1,252)
Share repurchases	—	1,174	—	—	—	(29,487)	—	(29,487)
Stock options exercised	116	—	1	1,012	—	—	—	1,013
Stock-based compensation	—	—	—	2,023	—	—	—	2,023
Business acquisitions	69	—	—	1,877	—	—	—	1,877
March 31, 2020	133,241	78,811	$1,332	$719,616	$516,424	$(565,180)	$(1,932)	$670,260

							Accumulated
	Issued			Additional			Other
	Common	Treasury	Common	Paid-In	Retained	Treasury	Comprehensive
	Shares	Shares	Stock	Capital	Earnings	Stock	Loss	Totals
December 31, 2018	131,404	76,332	$1,314	$692,398	$408,963	$(508,530)	$(482)	$593,663
Cumulative impact of ASU 2018-02 adoption	—	—	—	—	(101)	—	101	—
Net income	—	—	—	—	37,469	—	—	37,469
Other comprehensive income	—	—	—	—	—	—	81	81
Share repurchases	—	580	—	—	—	(11,558)	—	(11,558)
Restricted stock	173	—	1	(1)	—	—	—	—
Stock options exercised	189	—	2	1,398	—	—	—	1,400
Stock-based compensation	—	—	—	1,482	—	—	—	1,482
Business acquisitions	47	—	1	949	—	—	—	950
March 31, 2019	131,813	76,912	$1,318	$696,226	$446,331	$(520,088)	$(300)	$623,487

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income	$36,848	$37,469
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	5,704	5,659
Bad debt expense, net of recoveries	2,289	1,054
Adjustment to contingent earnout liability	(684)	(281)
Stock-based compensation expense	2,023	1,482
Excess tax benefits from share based payment arrangements	(501)	(673)
Other, net	190	(298)
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(42,566)	(57,886)
Other assets	(1,237)	1,778
Accounts payable	(6,336)	2,860
Income taxes payable	13,665	14,195
Accrued personnel costs	(30,201)	(29,978)
Other liabilities	2,175	(43)
Operating cash flows used in continuing operations	(18,631)	(24,662)
Operating cash flows used in discontinued operations	(16)	(91)
Net cash used in operating activities	(18,647)	(24,753)
Cash flows from investing activities:
Business acquisitions and purchases of client lists, net of cash acquired	(7,848)	(1,291)
Purchases of client fund investments	(3,447)	(9,470)
Proceeds from the sales and maturities of client fund investments	17,118	6,865
Increase (decrease) in funds held for clients	822	(395)
Additions to property and equipment	(2,641)	(5,452)
Other, net	351	7
Net cash provided by (used in) investing activities	4,355	(9,736)
Cash flows from financing activities:
Proceeds from bank debt	379,754	141,800
Payment of bank debt	(102,254)	(95,300)
Payment for acquisition of treasury stock	(29,487)	(11,558)
Decrease in client funds obligations	(38,517)	(23,207)
Proceeds from exercise of stock options	1,013	1,400
Payment of contingent consideration of acquisitions	(2,624)	(2,999)
Other, net	(113)	(111)
Net cash provided by financing activities	207,772	10,025
Net Increase (decrease) in cash, cash equivalents and restricted cash	193,480	(24,464)
Cash, cash equivalents and restricted cash at beginning of year	146,505	130,554
Cash, cash equivalents and restricted cash at end of period	$339,985	$106,090

Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$216,942	$2,143
Restricted cash	28,927	27,721
Cash equivalents included in funds held for clients	94,116	76,226
Total cash, cash equivalents and restricted cash	$339,985	$106,090

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Selected Terms Used in Notes to the Consolidated Financial Statements

ASA – Administrative Service Agreement

ASC – Accounting Standards Codification

ASU – Accounting Standards Update

CPA firm – Certified Public Accounting firm

FASB – The Financial Accounting Standards Board

GAAP – United States Generally Accepted Accounting Principles

LIBOR – London Interbank Offered Rate

SEC – United States Securities and Exchange Commission

Topic 815 – ASU No. 2017-12, Derivatives and Hedging

Topic 326 – ASU No. 2016-13, Financial Instruments – Credit Losses

CECL – Current expected credit losses

Description of Business: CBIZ, Inc. is a leading provider of financial, insurance and advisory services to businesses throughout the United States and parts of Canada. Acting through its subsidiaries, it has been serving small and medium-sized businesses, as well as individuals, government entities, and not-for-profit enterprises. CBIZ, Inc. manages and reports its operations along three practice groups; Financial Services, Benefits and Insurance Services and National Practices. A further description of products and services offered by each of the practice groups is provided in Note 13, Segment Disclosures, to the accompanying consolidated financial statements.

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

Unaudited Interim Financial Statements: The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

In our opinion, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2020.

Use of Estimates: The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Changes in circumstances could cause actual results to differ materially from these estimates.

Changes in Accounting Policies: Except for the adoption of Topic 326, we have consistently applied the accounting policies for the periods presented as described in Note 1, Basis of Presentation and Significant Accounting Policies, to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.  Effective January 1, 2020, we changed our accounting policy for the valuation of accounts receivable allowances and available-for-sale securities as a result of adopting Topic 326 as described in Note 2, New Accounting Pronouncements.

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

Accounting Standards Adopted in 2020

Credit Losses: Effective January 1, 2020, we adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss model with an expected loss model that is referred to as the current expected credit loss model.  The CECL model requires the Company to immediately recognize an estimate of credit losses that are expected to occur over the life of financial instruments recorded at amortized cost, including trade receivables.

Topic 326 also amends the other-than-temporary impairment model for available-for-sale securities by requiring the recognition of credit loss impairments as an allowance rather than a write-down on available-for-sale securities. The length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists.

For financial instruments recorded at amortized cost, we did not recognize a cumulative-effect adjustment to retained earnings as the adoption of Topic 326 did not have a material impact on our consolidated financial statements. For available-for-sale securities, the updated guidance was applied prospectively.

Fair Value Measurement: On January 1, 2020, we adopted ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. This standard amends existing fair value measurement disclosure requirements by adding, changing, or removing certain disclosures. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Income Taxes: On January 1, 2020, we adopted ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Standards

Reference Rate Reform: In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.  We are currently evaluating the effect of this new standard on our consolidated financial statements.

Note 3. Accounts Receivable, Net

Accounts receivable, less the allowance for doubtful accounts, represents the net amount expected to be collected.  Assessing the collectability of the receivables (billed and unbilled) requires management judgment based on a combination of factors, including but not limited to, an evaluation of our historical incurred loss experience, credit-worthiness of our clients, age of the trade receivable balance, current economic conditions that may affect a client’s ability to pay, and reasonable and supportable forecasts. Receivables are charged-off against the allowance when the balance is deemed uncollectible.

We considered the impact of the COVID-19 pandemic, the resulting macroeconomic conditions, and client’s location, industry, and financial position in our estimation of the allowance for doubtful accounts.  During the three months ended March 31, 2020, we recorded bad debt expense of $2.0 million due to the COVID-19 pandemic.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Accounts receivable, net balances at March 31, 2020 and December 31, 2019 were as follows (in thousands):

	March 31,	December 31,
	2020	2019
Trade accounts receivable	$177,788	$176,375
Unbilled revenue	102,497	60,035
Total accounts receivable	280,285	236,410
Allowance for doubtful accounts	(17,105)	(14,379)
Accounts receivable, net	$263,180	$222,031

Changes to the allowance for doubtful accounts for the three month ended March 31, 2020 are as follows (in thousands):

March 31,
2020
Balance at beginning of period	$(14,379)
Provision for losses	(2,840)
Charge-offs, net of recoveries	114
Allowance for doubtful accounts	$(17,105)

Note 4. Debt and Financing Arrangements

2018 Credit Facility - Our primary financing arrangement is the $400 million unsecured credit facility (the “2018 credit facility” or the “credit facility”), which provides us with the capital necessary to meet our working capital needs as well as the flexibility to continue with our strategic initiatives, including business acquisitions and share repurchases. The 2018 credit facility matures in 2023. The balance outstanding under the 2018 credit facility was $383.0 million and $105.5 million at March 31, 2020 and December 31, 2019, respectively. Effective interest rates, including the impact of interest rate swaps associated with the 2018 credit facility, were as follows:

	Three Months Ended
	March 31,
	2020	2019
Weighted average rates	2.50%	3.18%
Range of effective rates	1.61% - 4.75%	2.12% - 5.50%

We had approximately $10.0 million of available funds under the credit facility at March 31, 2020, net of outstanding letters of credit of $1.3 million. As of March 31, 2020, we were in compliance with our debt covenants.

Other Line of Credit - We have an unsecured $20.0 million line of credit by and among CBIZ Benefits and Insurance, Inc. and the Huntington National Bank. We utilize this line to support our short-term funding requirements of payroll client fund obligations due to the investment of client funds, rather than liquidating client funds that have already been invested in available-for-sale securities. The line of credit, which terminates August 6, 2020, did not have a balance outstanding at March 31, 2020. Refer to our Annual Report on Form 10-K for the year ended December 31, 2019 for additional details of our debt and financing arrangements.

Interest Expense - Interest expense, including amortization of deferred financing costs, commitment fees, line of credit fees, and other applicable bank charges, was as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
2018 credit facility	$1,101	$1,382
Other line of credit	1	—
Other	17	19
	$1,119	$1,401

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 5. Commitments and Contingencies

Letters of Credit and Guarantees – We provide letters of credit to landlords (lessors) of our leased office facilities in lieu of cash security deposits which totaled $1.3 million at both March 31, 2020 and December 31, 2019. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.3 million at both March 31, 2020 and December 31, 2019.

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

On September 16, 2016, CBIZ, Inc. and its subsidiary CBIZ Benefits & Insurance Services, Inc. (“CBIZ Benefits”) were named as defendants in a lawsuit filed in the U.S. District Court for the Western District of Pennsylvania. The federal court case is brought by UPMC, d/b/a University of Pittsburgh Medical Center, and a health system it acquired, UPMC Altoona (formerly, Altoona Regional Health System).  The lawsuit asserts professional negligence, breach of contract, and negligent misrepresentation claims against CBIZ, CBIZ Benefits and a former employee of CBIZ Benefits in connection with actuarial services provided by CBIZ Benefits to Altoona Regional Health System. The plaintiff now seeks compensatory damages of between $124.0 million and $266.0 million, plus punitive damages.  The Court recently denied CBIZ Benefits’ motion for a summary judgment and trial is set for September 2020.

We cannot predict the outcome of the above matters or estimate the possible loss or range of possible loss, if any.

Although the proceedings are subject to uncertainties inherent in the litigation process and the ultimate disposition of these proceedings is not presently determinable, we intend to vigorously defend these cases. In addition to those items disclosed above, we are, from time to time, subject to claims arising in the ordinary course of business.

Note 6. Financial Instruments

Available-For-Sale Debt Securities – In connection with certain services provided by our payroll operations, we collect funds from our clients’ accounts in advance of paying client obligations. These funds held for clients are segregated and invested in accordance with our investment policy, which requires all investments carry an investment grade rating at the time of initial investment. These investments, primarily consisting of corporate and municipal bonds and US treasury bills, are classified as available-for-sale and are included in the “Funds held for clients” line item on the accompanying Consolidated Balance Sheets. The par value of these investments totaled $45.3 million and $58.9 million at March 31, 2020 and December 31, 2019, respectively. These bonds have maturity or callable dates ranging from April 2020 through November 2024.

At March 31, 2020, unrealized losses on the securities totaling $0.4 million have not been recognized as a credit loss because the bonds are investment grade quality and management is not required or does not intend to sell prior to an expected recovery in value. The bond issuers continue to make timely principal and interest payments.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following table summarizes our bond activity for the three months ended March 31, 2020 and the twelve months ended December 31, 2019 (in thousands):

	Three Months Ended	Twelve Months Ended
	March 31, 2020	December 31, 2019
Fair value at beginning of period	$60,659	$56,556
Purchases	3,447	27,216
Sales	(13,768)	(1,686)
Maturities and calls	(3,350)	(22,272)
Change in bond premium	(343)	(460)
Fair market value adjustment	(797)	1,305
Fair value at end of period	$45,848	$60,659

In addition to the available-for-sale securities discussed above, we also hold certificates of deposit and other depository assets in the amount of $2.0 million and $2.5 million at March 31, 2020 and December 31, 2019, respectively, related to the funds held for clients.

Interest Rate Swaps – We utilize interest rate swaps to manage interest rate risk exposure associated with our floating-rate debt under the 2018 credit facility, or the forecasted acquisition of such liability. We do not purchase or hold any derivative instruments for trading or speculative purposes.

In March 2020, we entered into a forward starting swap with a notional amount of $50 million. Refer to the Annual Report on Form 10-K for the year ended December 31, 2019 for further discussion on our interest rate swaps.

Under the terms of the interest rate swaps, we pay interest at a fixed rate of interest plus applicable margin as stated in the agreement, and receive interest that varies with the one-month LIBOR. The notional value, fixed rate of interest and expiration date of each interest rate swap as of March 31, 2020 was (i) $25 million – 1.300% – October 2020, (ii) $10 million – 1.120% – February 2021, (iii) $20 million – 1.770% – May 2022 (iv) $15 million – 2.640% – June 2023 and (v) $50 million – 0.885% – April 2025. Refer to Note 7, Fair Value Measurements, for additional disclosures regarding fair value measurements.

The following table summarizes our outstanding interest rate swaps and their classification in the accompanying Consolidated Balance Sheets at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	Notional	Fair
	Amount	Value	Balance Sheet Location
Interest rate swaps	$35,000	$(178)	Other current liabilities
Interest rate swaps	$35,000	$(1,706)	Other non-current liabilities
Interest rate swap	$50,000	$492	Other non-current assets
	December 31, 2019
	Notional	Fair
	Amount	Value	Balance Sheet Location
Interest rate swaps	$45,000	$(591)	Other non-current liabilities
Interest rate swap	$25,000	$66	Other current assets

The following table summarizes the effects of the interest rate swap on our accompanying Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019 (in thousands):

	Loss Recognized in AOCL, Net of Tax		(Loss) Gain Reclassified from AOCL into Expense
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Interest rate swaps	$(653)	$(427)	$(34)	$139

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 7. Fair Value Measurements

The following table summarizes our assets and liabilities at March 31, 2020 and December 31, 2019 that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (in thousands):

	Level	March 31, 2020	December 31, 2019
Deferred compensation plan assets	1	$92,613	$106,851
Corporate and municipal bonds	1	45,848	60,659
Deferred compensation plan liabilities	1	(92,613)	(106,851)
Interest rate swaps, net	2	(1,392)	(525)
Contingent purchase price liabilities	3	(32,681)	(32,089)

During the three months ended March 31, 2020 and 2019, there were no transfers between the valuation hierarchy Levels 1, 2 and 3. The following table summarizes the change in Level 3 fair values of our contingent purchase price liabilities for the three months ended March 31, 2020 and 2019 (pre-tax basis, in thousands):

	2020	2019
Beginning balance – January 1	$(32,089)	$(39,708)
Additions from business acquisitions	(4,670)	(1,806)
Settlement of contingent purchase price liabilities	3,394	3,685
Change in fair value of contingencies	875	502
Change in net present value of contingencies	(191)	(221)
Ending balance – March 31	$(32,681)	$(37,548)

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

We probability weight risk-adjusted estimates of future performance of acquired businesses, then calculate the contingent purchase price based on the estimates and discount them to present value representing management’s best estimate of fair value. The fair value of the contingent purchase price liabilities are reassessed quarterly based on assumptions provided by practice group leaders and business unit controllers together with our corporate finance department. Any change in the fair value estimate is recorded in the earnings of that period. Refer to Note 11, Business Combinations, for further discussion of our acquisitions and contingent purchase price liabilities.

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 8. Other Comprehensive (LOSS) Income

The following table is a summary of other comprehensive (loss) income and discloses the tax impact of each component of other comprehensive (loss) income for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Net unrealized (loss) gain on available-for-sale securities, net of income taxes (1)	$(587)	$510
Net unrealized loss on interest rate swaps, net of income taxes (2)	(653)	(427)
Foreign currency translation	(12)	(2)
Total other comprehensive (loss) income	$(1,252)	$81

(1)	Net of income tax (benefit) expense of ($210) and $189 for the three months ended March 31, 2020 and 2019, respectively.
(2)	Net of income tax benefit of ($210) and ($132) for the three months ended March 31, 2020 and 2019, respectively.

Note 9. Employee SHARE PLANS

The 2019 Stock Omnibus Incentive Plan (the “2019 Plan”), which expires in 2029, permits the grant of various forms of stock-based awards. The terms and vesting schedules for the stock-based awards vary by type and date of grant. A maximum of 3.1 million stock options, restricted stock or other stock-based compensation awards may be granted. Shares subject to award under the 2019 Plan may be either authorized but unissued shares of our common stock or treasury shares. Refer to the Annual Report on Form 10-K for the year ended December 31, 2019 for further discussion on the 2019 Plan.

Compensation expense for stock-based awards recognized during the three months ended March 31, 2020 and 2019 was as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Stock options	$421	$519
Restricted stock units and awards	1,171	929
Performance share units	431	34
Total stock-based compensation expense	$2,023	$1,482

Stock Options and Restricted Stock Units and Awards – The following table presents our stock options and restricted stock award activity during the three months ended March 31, 2020 (in thousands, except per share data):

	Stock Options		Restricted Stock Units and Awards
	Number of Options	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant-Date Fair Value (1)
Outstanding at beginning of year	2,412	$13.58	577	$17.87
Granted	—	$—	132	$25.75
Exercised / Vested	(116)	$8.76	(85)	$18.62
Expired or cancelled	—	$—	—	$—
Outstanding at March 31, 2020	2,296	$13.82	624	$19.43
Exercisable at March 31, 2020	1,340	$11.78

(1)	Represents weighted average market value of the shares; awards are granted at no cost to the recipients.

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

The following table presents our PSU award activity during the three months ended March 31, 2020 (in thousands, except per share data):

	Performance Share Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of year	200	$19.82
Granted	132	$25.75
Vested	—	$—
Expired or cancelled	—	$—
Outstanding at March 31, 2020	332	$22.17

Note 10. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the three months ended March 31, 2020 and 2019 (in thousands, except per share data).

	Three Months Ended
	March 31,
	2020	2019
Numerator:
Income from continuing operations	$36,862	$37,565
Denominator:
Basic
Weighted average common shares outstanding	54,571	54,287
Diluted
Stock options (1)	993	1,311
Restricted stock units and awards (1)	296	274
Contingent shares (2)	85	43
Diluted weighted average common shares outstanding (3)	55,945	55,915
Basic earnings per share from continuing operations	$0.68	$0.69
Diluted earnings per share from continuing operations	$0.66	$0.67

(1)

Approximately 33 thousand share based awards were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2020 as their effect would be anti-dilutive whereas 642 thousand share based awards were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2019.

(2)

Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by us once future conditions have been met. Refer to Note 11, Business Combinations, for further details.

(3)

The denominator used in calculated diluted earnings per share did not include approximately 332 thousand and 173 thousand performance share units for the three months ended March 31, 2020 and 2019, respectively. The performance conditions associated with these performance share units were not met and consequently none of these performance share units were considered as issuable for the three months ended March 31, 2020 and 2019.

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Note 11. BUSINESS COMBINATIONS

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

During the three months ended March 31, 2020, we completed the following acquisitions:

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

•

Effective February 1, 2020, we acquired substantially all the assets of Sunshine Systems (“Sunshine”), a payroll solutions provider based in Massachusetts. Operating results will be reported in the Benefits and Insurance Services practice group.

Aggregate consideration for these acquisitions consisted of approximately $9.4 million in cash, $0.9 million in our common stock and $4.8 million in contingent consideration. Under the terms of the acquisition agreements, a portion of the purchase price is contingent on future performance of the business acquired. The maximum potential undiscounted amount of all future payments that we could be required to make under the contingent arrangements is $6.2 million.  As of March 31, 2020, the aggregated fair value of contingent consideration related to these acquisitions was $4.7 million, of which $2.0 million was recorded in “Contingent purchase price liability – current” and $2.7 million was recorded in “Contingent purchase price liability – non-current” in the accompanying Consolidated Balance Sheets at March 31, 2020. Refer to Note 7, Fair Value Measurements, for additional information regarding contingent purchase price liability fair value and fair value adjustments.

Annualized revenue from the acquired businesses is estimated to be approximately $6.1 million. Pro forma results of operations for this acquisition have not been presented because the effects of the acquisition were not material to our “Income from continuing operations before income taxes.”

During the three months ended March 31, 2019, we completed the following acquisition:

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

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following table is a preliminary summary of the identifiable assets acquired, liabilities assumed and aggregate purchase price for the acquisitions for  the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Cash and cash equivalents	$125	$-
Accounts receivable, net	871	550
Client funds	1,716	-
Operating lease right of use asset, net	224	-
Identifiable intangible assets	3,629	654
Other current assets	53	5
Operating lease liability - current	(66)	-
Other current liabilities	(779)	(288)
Client fund obligations	(1,716)	-
Operating lease liability - noncurrent	(158)	-
Total identifiable net assets	$3,899	$921
Goodwill	11,158	2,165
Aggregate purchase price	$15,057	$3,086

The goodwill of $11.2 million and $2.2 million arising from the acquisitions in the first quarter of 2020 and 2019, respectively, primarily results from expected future cash flows as well as the synergies created by the integration of the new business within our organization, including cross-selling opportunities expected with our Financial Services practice group and the Benefits and Insurance Services practice group, to help strengthen our existing service offerings and expand our market position. All of the goodwill is deductible for income tax purposes.

Acquisitions of Client Lists – During the three months ended March 31, 2020, we purchased two client lists in the Benefits and Insurance Services practice group for total consideration of $0.5 million, of which $0.3 million is contingent.  During the three months ended March 31, 2019, we did not purchase any client lists.

Change in Contingent Purchase Price Liability for Previous Acquisitions – During the three months ended March 31, 2020 and 2019, the fair value of the contingent purchase price liability related to prior acquisitions decreased by $0.7 million and $0.3 million, respectively. These changes in fair value are attributable to subsequent measurement adjustments based on projected future results of the acquired businesses, net present value adjustments and changes in stock price. These adjustments are included in “Other (expense) income, net” in the accompanying Consolidated Statements of Comprehensive Income.

Contingent Earnouts for Previous Acquisitions and Client Lists – We paid $2.4 million in cash and issued 0.1 million shares of our common stock during the three months ended March 31, 2020 for previous acquisitions. During the same period last year, we paid $2.7 million in cash and issued no shares of our common stock.  During the three months ended March 31, 2020 and 2019, we paid approximately $0.3 million in cash for previous client list purchases, respectively.

Note 12. Divestitures

Divested operations and assets that do not qualify for treatment as discontinued operations are recorded as “Gain on sale of operations, net” in the accompanying Consolidated Statements of Comprehensive Income. We recorded a gain of $0.1 million for the three months ended March 31, 2020, mostly attributable to a small book of business in the Benefits and Insurance practice group. For the same period in 2019, we recorded a gain of $0.5 million related to a small accounting firm in the Financial Services practice group.

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

The following table disaggregates our revenue by source (in thousands):

	Three Months Ended March 31, 2020
	Financial	Benefits &	National
	Services	Insurance	Practices	Consolidated
Accounting, tax, advisory and consulting	$188,777	$—	$—	$188,777
Core Benefits and Insurance Services	—	76,472	—	76,472
Non-core Benefits and Insurance Services	—	3,140	—	3,140
Managed networking, hardware services	—	—	6,575	6,575
National Practices consulting	—	—	2,491	2,491
Total revenue	$188,777	$79,612	$9,066	$277,455

	Three Months Ended March 31, 2019
	Financial	Benefits &	National
	Services	Insurance	Practices	Consolidated
Accounting, tax, advisory and consulting	$185,144	$—	$—	$185,144
Core Benefits and Insurance Services	—	73,538	—	73,538
Non-core Benefits and Insurance Services	—	2,717	—	2,717
Managed networking, hardware services	—	—	6,424	6,424
National Practices consulting	—	—	2,175	2,175
Total revenue	$185,144	$76,255	$8,599	$269,998

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Segment information for the three months ended March 31, 2020 and 2019 was as follows (in thousands):

	Three Months Ended March 31, 2020
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$188,777	$79,612	$9,066	$—	$277,455
Operating expenses	138,598	65,223	8,283	(12,277)	199,827
Gross margin	50,179	14,389	783	12,277	77,628
Corporate general & administrative expenses	—	—	—	10,489	10,489
Operating income	50,179	14,389	783	1,788	67,139
Other (expense) income:
Interest expense	—	(11)	—	(1,108)	(1,119)
Gain on sale of operations, net	40	55	—	—	95
Other (expense) income, net	19	96	1	(15,916)	(15,800)
Total other (expense) income	59	140	1	(17,024)	(16,824)
Income (loss) from continuing operations before income tax expense	$50,238	$14,529	$784	$(15,236)	$50,315

	Three Months Ended March 31, 2019
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$185,144	$76,255	$8,599	$—	$269,998
Operating expenses	134,458	61,371	8,000	11,667	215,496
Gross margin	50,686	14,884	599	(11,667)	54,502
Corporate general & administrative expenses	—	—	—	11,680	11,680
Operating income (loss)	50,686	14,884	599	(23,347)	42,822
Other income (expense):
Interest expense	—	(10)	—	(1,391)	(1,401)
Gain on sale of operations, net	497	—	—	—	497
Other income (expense), net	(136)	21	—	9,375	9,260
Total other income	361	11	—	7,984	8,356
Income (loss) from continuing operations before income tax expense	$51,047	$14,895	$599	$(15,363)	$51,178

NOTE 14. LEASES

We determine if a contract is a lease at inception. We have leases for office space and facilities, automobiles, and certain information technology equipment. All of our leases are classified as operating leases and the majority of which are for office space and facilities.

Supplemental balance sheet information related to the Company’s operating leases as of March 31, 2020 and December 31, 2019 was as follows (in thousands):

	March 31, 2020	December 31, 2019
Weighted-average remaining lease term	6.7 years	6.9 years
Weighted-average discount rate	3.9%	3.6%

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The components of lease cost and other lease information as of and during the three-month period ended March 31, 2020 are as follows (in thousands):

	March 31, 2020	March 31, 2019
Operating lease cost	$8,822	$9,242
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$9,263	$9,260

Our leases have remaining lease terms of 1 year to 11 years. These leases generally contain renewal options for periods ranging from two to five years. Because the Company is not reasonably certain to exercise these renewal options, the options are not considered in determining the lease term, and associated potential option payments are excluded from lease payments.

A number of businesses acquired by us are located in properties owned indirectly by and leased from persons employed by the Company, none of whom are members of our senior management. In the aggregate, we made lease payments to those related parties of approximately $0.6 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively.

Maturities of lease liabilities at March 31, 2020 and December 31, 2019 were as follows (in thousands):

March 31, 2020
2020	$25,892
2021	32,878
2022	26,636
2023	24,771
2024	22,175
Thereafter	68,338
Total undiscounted lease payments	200,690
Less: imputed interest	(42,414)
Total lease liabilities	$158,276

December 31, 2019
2020	$34,775
2021	32,371
2022	26,112
2023	24,273
2024	21,578
Thereafter	67,025
Total undiscounted lease payments	206,134
Less: imputed interest	(45,086)
Total lease liabilities	$161,048

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we”, “us”, “our”, "CBIZ" or the "Company" shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.

The following discussion is intended to assist in the understanding of our financial position at March 31, 2020 and December 31, 2019, results of operations for the three months ended March 31, 2020 and 2019, and cash flows for the three months ended March 31, 2020 and 2019, and should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2019. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” included in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2019.

Overview

We provide professional business services, products and solutions that help our clients grow and succeed by better managing their finances and employees. These services are provided to primarily small and midsized businesses, as well as individuals, governmental entities and not-for-profit enterprises throughout the United States. We also provide limited information technology services through our National Practices segment in the United States and parts of Canada. We deliver integrated services through three practice groups: Financial Services, Benefits and Insurance Services, and National Practices. Refer to Note 13, Segment Disclosures, to the accompanying condensed consolidated financial statements for a general description of services provided by each practice group.

Refer to the Annual Report on Form 10-K for the year ended December 31, 2019 for further discussion of our business and strategies, as well as the external relationships and regulatory factors that currently impact our operations.

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic as the disease spread throughout the world. As a provider of essential services, our primary concern is protecting the health and safety of our employees and the communities in which we operate while assuring the continuity of our business operations to serve our clients’ needs.

We announced a variety of measures to ensure the ongoing performance of our services to our clients while taking the necessary health and safety actions consistent with CDC guidelines starting in late February. As the COVID-19 situation evolved, these actions ultimately included bans on business travel and a migration to remote work conditions.  A number of states enacted stay-at-home measures throughout March. Our workforce is accustomed to remote work conditions and is equipped to continue to serve client needs throughout this period of time.

The widespread nature of these health related actions and the impact of these measures on the economy will create financial distress within our small and medium-size business client base and could cause a slowdown, write-down or write-off in client payments to us as a result. As discussed in the Liquidity and Capital Resources section, on March 25, 2020, we borrowed substantially all of the available capacity on our 2018 credit facility as a precautionary measure to preserve flexibility during this period of disruption and uncertainty. As a result, at March 31, 2020, we have unrestricted cash and cash equivalents of $216.9 million. We have taken a number of measures to control costs and expenditures including suspension of share repurchase activity. The high degree of uncertainty, coupled with the challenges of remote work conditions, has caused a temporary pause in acquisition activity as we work with potential acquisition candidates to assess next steps. We believe that we have ample liquidity, and we believe we are in strong financial condition at March 31, 2020; however, depending upon the severity and duration, the COVID-19 pandemic presents potential new risks to our business, which could have a material adverse effect on our results of operation and financial condition.

The recurring and essential nature of the majority of our business services provides stability to our financial results, and through the first quarter of 2020, there has been no material adverse impact on our financial results.  The deferral of tax-related filing deadlines as a result of the enactment of Coronavirus Aid, Relief, and Economic Security (“CARES”) Act will cause tax compliance work to be delayed into the second or third quarters. The sharp increase in unemployment within our client base will impact volumes and demand for certain of our services. Client decisions on project work may be deferred or delayed and all of these factors are expected to result in lower second quarter of 2020 revenues compared to the same period in 2019.

The conditions surrounding the COVID-19 pandemic remains highly uncertain. The longer the pandemic and the governmental response remains impactful to economic activities in the United States and globally, the higher the possibility for a material adverse effect on our company. For this reason, we cannot reasonably estimate with any degree of certainty the future impact the COVID-19 pandemic may have on our results of operations, financial position, and liquidity.

See Part II, Item 1A, “Risk Factors”, for a detailed discussion of the risk factor.

Executive Summary

Quarter in Review – Revenue for the three months ended March 31, 2020 increased $7.5 million, or 2.8%, to $277.5 million from $270.0 million for the same period in 2019. The increase in revenue was primarily attributable to acquired businesses which contributed $5.2 million, or 1.9%, and same-unit revenue growth of $2.3 million, or 0.9%. A detailed discussion of revenue by practice group is included under “Operating Practice Groups.” Income from continuing operations decreased $0.7 million, or 1.9%, to $36.9 million during the three months ended March 31, 2020 compared to $37.6 million during the same period in 2019. Refer to “Results of Operations – Continuing Operations” for a detailed discussion of the components of income from continuing operations.

Strategic Use of Capital –We completed three acquisitions during the first quarter of 2020. Refer to Note 11, Business Combinations, to the accompanying consolidated financial statements for further discussions on acquisitions.

We also have the financing flexibility and the capacity to actively repurchase shares of our common stock. We believe that repurchasing shares of our common stock can be a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our shareholders. We repurchased 1.2 million shares of our common stock at a total cost of approximately $29.5 million in the first quarter of 2020, but suspended further repurchase activity in mid-March as the COVID-19 pandemic began to have a severe impact on macroeconomic conditions.

During the first quarter of 2020, the CBIZ Board of Directors authorized the purchase of up to 5.0 million shares of our common stock under our Share Repurchase Program (the “Share Repurchase Program”), which may be suspended or discontinued at any time and expires on April 1, 2021. The shares may be purchased in open market, privately negotiated or Rule 10b5-1 trading plan purchases, which may include purchases from our employees, officers and directors, in accordance with the Securities and Exchange Commission (the “SEC”) rules. CBIZ management will determine the timing and amount of the transactions based on its evaluation of market conditions and other factors.

Results of Operations – Continuing Operations

Revenue

The following tables summarize total revenue for the three months ended March 31, 2020 and 2019 (in thousands except percentages).

	Three Months Ended March 31,
	2020	% of Total	2019	% of Total	$ Change	% Change
Financial Services	$188,777	68.0%	$185,144	68.6%	$3,633	2.0%
Benefits and Insurance Services	79,612	28.7%	76,255	28.2%	3,357	4.4%
National Practices	9,066	3.3%	8,599	3.2%	467	5.4%
Total CBIZ	$277,455	100.0%	$269,998	100.0%	$7,457	2.8%

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

Operating Expenses

The following table presents our operating expenses for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(In thousands, except percentages)
Operating expenses	$199,827	$215,496	$(15,669)	(7.3)%
Operating expenses % of revenue	72.0%	79.8%

The deferred compensation plan decreased operating expenses by $14.8 million in the first quarter of 2020, but increased operating expenses by $8.2 million during the same period in 2019. Excluding the impact of the deferred compensation plan, operating expenses would have been $214.6 million, or 77.3% of revenue, for the first quarter of 2020, compared to $207.3 million, or 76.8% of revenue, for the first quarter of 2019.

The majority of our operating expenses relate to personnel costs, which includes (i) salaries and benefits, (ii) commissions paid to producers, (iii) incentive compensation, and (iv) stock-based compensation. Excluding the impact of the deferred compensation plan, the increase in operating expense was primarily attributable to $4.7 million increase in personnel costs, $1.1 million increase in professional fees offset by a decrease of $0.7 million in travel and entertainment costs. In addition, the impact of COVID-19 resulted in approximately $2.0 million higher bad debt expense for the quarter ended March 31, 2020.

Corporate General & Administrative Expenses

The following table presents our corporate general & administrative (“G&A”) expenses for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(In thousands, except percentages)
G&A expenses	$10,489	$11,680	$(1,191)	(10.2)%
G&A expenses % of revenue	3.8%	4.3%

The deferred compensation plan decreased G&A expenses by $1.8 million in the first quarter of 2020, but increased G&A expenses by $0.9 million during the same period in 2019. G&A expenses, excluding the impact of the deferred compensation plan, would have been $12.3 million, or 4.4% of revenue, for the first quarter of 2020, compared to $10.8 million, or 4.0% of revenue, for the first quarter of 2019. An increase in consulting fees of $0.7 million and personnel costs of $0.7 million contributed to the increase in G&A expenses.

Other (Expense) Income, net

The following table presents our other (expense) income, net for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(In thousands, except percentages)
Interest expense	$(1,119)	$(1,401)	$282	(20.1)%
Gain on sale of operations, net	95	497	(402)	(80.9)%
Other income (expense), net (1)	(15,800)	9,260	(25,060)	n/m
Total other income (expense), net	$(16,824)	$8,356	$(25,180)	n/m

(1)

Other (expense) income, net includes a net loss of $16.6 million in the first quarter of 2020, compared to a net gain of $9.1 million for the same period in 2019, associated with the value of investments held in a rabbi trust related to the deferred compensation plan. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan are offset by a corresponding increase or decrease to compensation expense, which is recorded as “Operating expenses” and “G&A expenses” in the accompanying Consolidated Statements of Comprehensive Income. The deferred compensation plan has no impact on “Income from continuing operations before income tax expense” or diluted earnings per share from continuing operations.

Interest Expense – Our primary financing arrangement is the 2018 credit facility. Interest expense was $1.1 million for the first quarter of 2020, compared to $1.4 million for the same period in 2019. Our average debt balance and interest rate was $145.2 million and 2.50% at March 31, 2020 compared to $151.2 million and 3.18% for the same period in 2019.

Gain on Sale of Operations, net – We sold a small book of business in the in the Benefits and Insurance practice group during the first quarter of 2020 for a net gain of $0.1 million. For the same period in 2019, we sold a small accounting firm in the Financial Services practice group for a net gain of $0.5 million.

Other (Expense) Income, net – For the first quarter of 2020, other (expense) income, net consists of a net loss of $16.6 million associated with the deferred compensation plan, as well as a $0.7 million net adjustment to decrease to the fair value of our contingent purchase price liability related to prior acquisitions. For the same period in 2019, other (expense) income, net consists of a net gain of $9.1 million associated with the deferred compensation plan, as well as $0.3 million net adjustment to decrease to the fair value of our contingent purchase price liability related to prior acquisitions.

Income Tax Expense

The following table presents our income tax expense for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(In thousands, except percentages)
Income tax expense	$13,453	$13,613	$(160)	(1.2)%
Effective tax rate	26.7%	26.6%

The effective tax rate for the first quarter of 2020 was 26.7%, compared to an effective tax rate of 26.6% for the comparable period in 2019.

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

Financial Services

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(In thousands, except per share data)
Revenue
Same-unit	$187,385	$185,144	$2,241	1.2%
Acquired businesses	1,392	—	1,392
Total revenue	$188,777	$185,144	$3,633	2.0%
Operating expenses	138,598	134,458	4,140	3.1%
Gross margin	$50,179	$50,686	$(507)	(1.0)%
Gross margin percent	26.6%	27.4%

Three months ended March 31, 2020 compared to March 31, 2019 – The Financial Services practice group revenue for the three months ended March 31, 2020 grew by 2.0% to $188.8 million from $185.1 million during the same period in 2019, primarily reflecting same-unit growth of $2.2 million, or 1.2%, driven by those units that provide project work as well as moderate growth in government healthcare compliance business which increased $3.0 million, or 4.7%, offset by traditional accounting and tax-related services, which decreased $0.3 million, or 0.3%. Acquired businesses provided incremental revenue of $1.4 million.

We provide a range of services to affiliated Certified Public Accounting (“CPA”) firms (the “CPA firms”) under administrative service agreements (“ASAs”). Fees earned under the ASAs are recorded as revenue in the accompanying Consolidated Statements of Comprehensive Income and were $52.7 million and $50.2 million for the three months ended March 31, 2020 and 2019, respectively.

Operating expenses increased by $4.1 million, or 3.1%, as compared to the same period last year. Operating expense as a percentage of revenue increased to 73.4% for the quarter ended March 31, 2020 from 72.6% of revenue for the prior year. The increase in operating expense was primarily attributed to higher bad debt expense of $2.0 million as a result of the impact of COVID-19, and higher other operating expenses of $2.1 million to support the revenue growth. Personnel costs increased by $1.3 million, or 1.1%, with acquisitions contributing approximately $1.0 million to personnel costs.

Benefits and Insurance Services

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$75,784	$76,255	$(471)	(0.6)%
Acquired businesses	3,828	—	3,828
Total revenue	$79,612	$76,255	$3,357	4.4%
Operating expenses	65,223	61,371	3,852	6.3%
Gross margin	$14,389	$14,884	$(495)	(3.3)%
Gross margin percent	18.1%	19.5%

Three months ended March 31, 2020 compared to March 31, 2019 – The Benefits and Insurance Services practice group revenue increased by $3.4 million, or 4.4%, to $79.6 million during the three months ended March 31, 2020 compared to $76.3 million for the same period in 2019. Acquisitions contributed $3.8 million of incremental revenue for the three months ended March 31, 2020. Same-unit revenue remained relatively flat when compared to the same period in 2019.

Operating expenses increased by $3.9 million, or 6.3%, when compared to the same period last year. Operating expense as a percentage of revenue increased to 81.9% for the quarter ended March 31, 2020 from 80.5% of revenue for the prior period. The increase in operating expense was mostly attributable to higher personnel costs of $3.4 million, of which $2.0 million related to acquired businesses.

National Practices

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$9,066	$8,599	$467	5.4%
Operating expenses	8,283	8,000	283	3.5%
Gross margin	$783	$599	$184	30.7%
Gross margin percent	8.6%	7.0%

Three months ended March 31, 2020 compared to March 31, 2019 – The National Practice group is primarily driven by a cost-plus contract with a single client, which has existed since 1999. The cost-plus contract is a five year contract with the most recent renewal through December 31, 2023. Revenues from this single client accounted for nearly 75% of the National Practice group’s revenue.

Liquidity

Our principal sources of liquidity are cash generated from operating activities and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements while our cash flows from financing activities are dependent upon our ability to access credit or other capital. We historically maintain low cash levels and apply any available cash to pay down the outstanding debt balance. During the three months ended March 31, 2020, we drew $210.0 million on our existing line of credit in response to the evolving COVID-19 pandemic and the uncertainty related to macroeconomic conditions and financial markets. We believe that the Company has ample liquidity, but we are increasing our cash position as a precautionary measure to preserve flexibility for working capital, ongoing operating needs and other general corporate purposes.

We typically experience a use of cash to fund working capital requirements during the first quarter of each fiscal year due to the seasonal accounting and tax services period of the Financial Services practice group. Upon completion of the seasonal accounting and tax services period, cash provided by operations during the remaining three quarters of the fiscal year has historically substantially exceeded the use of cash in the first quarter of the fiscal year.

Accounts receivable balances typically increase in the first quarter from revenue generated by the Financial Services practice group. A significant amount of this revenue is billed and collected in subsequent quarters. During the three months ended March 31, 2020, we recorded $2.0 million additional bad debt expense due to the impact caused by the COVID-19 pandemic. Days sales outstanding (“DSO”) from continuing operations represent accounts receivable and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve months daily revenue. We provide DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of our ability to collect on receivables in a timely manner. DSO was 94 days and 97 days at March 31, 2020 and 2019, respectively. DSO at December 31, 2019 was 75 days.

The following table is derived from our Consolidated Statements of Cash Flows (in thousands):

	March 31,
	2020	2019
Net cash used in operating activities	$(18,647)	$(24,753)
Net cash provided by (used in) investing activities	4,355	(9,736)
Net cash provided by financing activities	207,772	10,025
Net increase (decrease) in cash, cash equivalents and restricted cash	$193,480	$(24,464)

Operating Activities – Cash used in operating activities was $18.6 million during the three months ended March 31, 2020 and consisted of working capital use of cash of $64.5 million, offset by net income of $36.8 million and certain non-cash items, such as depreciation and amortization expense of $5.7 million. Cash used in operating activities was $24.8 million during the three months ended March 31, 2019 and consisted of working capital use of cash of $69.1 million, partially offset by net income of $37.5 million and certain non-cash items, such as depreciation and amortization expense of $5.7 million.

Investing Activities – Cash provided by investing activities for the three months ended March 31, 2020 consisted primarily of proceeds from the sales and maturities of client fund investments of $17.1 million and a net increase in funds held for clients of $0.8 million. This was offset by net cash used in investing activities for business acquisitions of $7.8 million, purchases of client fund investments of $3.4 million and capital expenditures of $2.6 million.  Cash used in investing activities for the three months ended March 31, 2019 consisted primarily of capital expenditures of $5.5 million and net activity related to funds held for clients of $3.0 million, as well as the acquisition of Wenner for $1.3 million.

The balances in funds held for clients and client fund obligations fluctuate with the timing of cash receipts and the related cash payments. The nature of these accounts is further described in Note 1, Organization and Summary of Significant Accounting Policies, to the condensed consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Financing Activities – Cash provided by financing activities for the three months ended March 31, 2020 consisted of $277.5 million in net proceeds from the credit facility, partially offset by a decrease in client fund obligations of $38.5 million and $29.5 million in share repurchases. Cash provided by investing activities for the three months ended March 31, 2019 consisted of $46.5 million in net proceeds from the credit facility, partially offset by a decrease in client fund obligations of $23.2 million and $11.6 million in share repurchases.

Capital Resources

Credit Facility – At March 31, 2020, we had $383.0 million outstanding under the 2018 credit facility, as well as letters of credit and performance guarantees totaling $3.6 million. Available funds under the credit facility, based on the terms of the commitment, were approximately $10.0 million at March 31, 2020. The weighted average interest rate under the credit facility was 2.5% in the first quarter of 2020, compared to 3.18% for the same period in 2019. The credit facility allows for the allocation of funds for future strategic initiatives, including acquisitions and the repurchase of our common stock, subject to the terms and conditions of the credit facility.

Debt Covenant Compliance – We are required to meet certain financial covenants with respect to (i) a total leverage ratio and (ii) a minimum fixed charge coverage ratio. We are in compliance with our covenants as of March 31, 2020. Our ability to service our debt and to fund future strategic initiatives will depend upon our ability to generate cash in the future. For further discussion regarding our credit facility, refer to Note 4, Debt and Financing Arrangements, to the accompanying consolidated financial statements.

Use of Capital –During the first quarter of 2020, we completed three acquisitions. Refer to Note 11, Business Combinations, to the accompanying consolidated financial statements for further discussion on acquisitions. We also have the financing flexibility and the capacity to actively repurchase shares of our common stock. We believe that repurchasing shares of our common stock is a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our shareholders. During the first quarter of 2020, we repurchased 1.2 million shares of our common stock at a total cost of approximately $29.5 million, but suspended further repurchase activities in mid-March as the COVID-19 pandemic began to have a severe impact on macroeconomic conditions.

Off-Balance Sheet Arrangements

We maintain ASAs with independent CPA firms (as described more fully under “Business – Financial Services” and in Note 1, Organization and Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019), which qualify as variable interest entities. The accompanying condensed consolidated financial statements do not reflect the operations or accounts of variable interest entities as the impact is not material to the financial condition, results of operations, or cash flows of CBIZ.

We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $1.3 million at both March 31, 2020 and December 31, 2019. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at both March 31, 2020 and December 31, 2019 was $2.3 million.

We have various agreements under which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by us under such indemnification clauses is generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2020, we are not aware of any material obligations arising under indemnification agreements that would require payment.

Critical Accounting Policies

The SEC defines critical accounting policies as those that are most important to the portrayal of a company’s financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our discussion and analysis of results of operations, financial position and liquidity are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgements that affect the amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities as of the date of the financial statements.  As more information becomes known, these estimates and assumptions could change, which would have an impact on actual results that may differ materially from these estimates and judgments under different assumptions.  We have not made any changes in estimates or judgments that have had a significant effect on the reported amounts as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

New Accounting Pronouncements

Refer to Note 2, New Accounting Pronouncements, to the accompanying condensed consolidated financial statements for a discussion of recently issued accounting pronouncements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this Quarterly Report, including without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our financial position, business strategy and plans and objectives for future performance are forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are commonly identified by the use of such terms and phrases as "intends", "believes", "estimates", "expects", "projects", "anticipates", "foreseeable future", "seeks", and words or phrases of similar import in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated services, sales efforts, expenses, and financial results. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements that we make, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, the impact of COVID-19 on the Company’s business and operations and those of our clients; the Company’s ability to adequately manage and sustain its growth; the Company’s dependence on the current trend of outsourcing business services; the Company’s dependence on the services of its CEO and other key employees; competitive pricing pressures; general business and economic conditions; and changes in governmental regulation and tax laws affecting the Company’s insurance business or its business service operations. Such forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Should one or more of these risks or assumptions materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

Consequently, no forward-looking statement can be guaranteed. A more detailed description of risk factors may be found in “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019. Except as required by the federal securities laws, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the SEC, such as quarterly, periodic and annual reports.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our floating rate debt under our credit facility exposes us to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which we could borrow funds under the credit facility. Our balance outstanding under our credit facility at March 31, 2020 was $383.0 million, of which $313.0 million is subject to interest rate risk at March 31, 2020. If market rates were to increase or decrease 100 basis points from the levels at March 31, 2020, interest expense would increase or decrease approximately $3.1 million annually.

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

At March 31, 2020, we had five interest rate swaps; with notional values, fixed rate of interest and expiration dates of (i) $25.0 million – 1.300% - October 2020; (ii) $10.0 million – 1.120% - February 2021; (iii) $20.0 million – 1.770% - May 2022; (iv) $15.0 million – 2.640% - June 2023, and (v) $50.0 million – 0.885% - April 2025, respectively. Management will continue to evaluate the potential use of interest rate swaps as we deem appropriate under certain operating and market conditions. We do not enter into derivative instruments for trading or speculative purposes.

In connection with our payroll business, funds held for clients are segregated and invested in short-term investments, such as corporate and municipal bonds. In accordance with our investment policy, all investments carry an investment grade rating at the time of the initial investment. At each respective balance sheet date, these investments are adjusted to fair value with fair value adjustments being recorded to other comprehensive income or loss and reflected in the accompanying Consolidated Statements of Comprehensive Income for the respective period. If an adjustment is deemed to be a credit loss, then the adjustment is recorded to “Other income (expense), net” in the accompanying Consolidated Statements of Comprehensive Income. Refer to Note 6, Financial Instruments, and Note 7, Fair Value Measurements, to the accompanying condensed consolidated financial statements for further discussion regarding these investments and the related fair value assessments.

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

(b) Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our current expected credit losses on financial assets measured at amortized cost and properly assessed the impact of the new accounting standard that was adopted on January 1, 2020. There were no significant changes to our internal control over financial reporting due to the adoption of the standard. Refer to Note 2, New Accounting Pronouncements, for further information. We have not experienced any material impact to our internal controls over financial reporting despite the fact that the majority of our employees are currently working remotely due to the COVID-19 pandemic.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding certain legal proceedings in which we are involved is incorporated by reference from Note 5, Commitments and Contingencies, to the accompanying condensed consolidated financial statements.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC. These risks could materially and adversely affect the business, financial condition and results of operations of CBIZ.

The widespread outbreak of a communicable illness or any other public health crisis could adversely affect our business, results of operations and financial condition.

We may face risks related to public health threats or widespread outbreak of a communicable illness. A widespread outbreak of a communicable disease or a public health crisis could adversely affect the global and domestic economy and our business partners’ ability to conduct business in the United States for an indefinite period of time. For example, in March 2020, the World Health Organization declared a new strain of coronavirus (“COVID-19”) a pandemic. The global spread of COVID-19 has negatively impacted the global economy and disrupted both financial markets and international trade. The COVID-19 pandemic resulted in increased unemployment levels and significantly impacted global supply chain. In addition, federal, state, and local governments have implemented various mitigation measures, including travel restrictions, restrictions on public gatherings, shelter-in-place restrictions, and limitations on business activities.  Although we are considered an essential business, some of these actions have adversely impacted the ability of our employees, contractors, suppliers, customers, and other business partners to conduct business activities, and could ultimately do so for an indefinite period of time. This could have a material adverse effect on our results of operations, financial condition, and liquidity, and will depend on numerous factors that we may not be able to predict, including:

•	the duration and severity of the pandemic;
•	governmental actions in response to the pandemic;
•	the impact of business and economic disruptions on our clients and their demand for our services; and
•	our clients’ ability to pay for our services.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent sales of unregistered securities – During the first quarter of 2020, approximately 37 thousand shares of our common stock were issued as payment for contingent consideration for previous acquisitions. The above referenced shares were issued in transactions not involving a public offering in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act. The persons to whom the shares were issued had access to full information about the Company and represented that they acquired the shares for their own account and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold, or otherwise transferred without having first been registered under the Securities Act or pursuant to an exemption from the Securities Act

(c) Issuer purchases of equity securities – On February 6, 2020, our Board of Directors authorized the continuation of the Share Repurchase Program, which has been renewed annually for the past sixteen years. It is effective beginning April 1, 2020, to which the amount of shares to be purchased will be reset to 5 million, and expires one year from the effective date. The Share Repurchase Program allows us to purchase shares of our common stock (i) in the open market, (ii) in privately negotiated transactions, and (iii) under Rule 10b5-1 trading plans. Privately negotiated transactions may include purchases from our employees, Officers and Directors, in accordance with SEC rules. Rule 10b5-1 trading plans allow for repurchases during periods when we would not normally be active in the trading market due to regulatory restrictions. The Share Repurchase Program does not obligate us to acquire any specific number of shares and may be suspended at any time.

Shares repurchased during the three months ended March 31, 2020 (reported on a trade-date basis) are summarized in the table below (in thousands, except per share data). During the first quarter of 2020, approximately 27 thousand shares were purchased from stock plan recipients in lieu of cash to satisfy certain tax obligations under the 2019 Plan. Average price paid per share includes fees and commissions.

	Issuer Purchases of Equity Securities
First Quarter Purchases	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
January 1 – January 31, 2020	115	$27.20	115	4,160
February 1 – February 29, 2020	151	$26.90	151	4,009
March 1 – March 31, 2020	908	$24.55	908	3,101
First quarter purchases	1,174	$25.11	1,174

According to the terms of our credit facility, we are not permitted to declare or make any dividend payments, other than dividend payments made by one of our wholly owned subsidiaries to the parent company. Refer to Note 9, Debt and Financing Arrangements, to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2019 for a description of working capital restrictions and limitations on the payment of dividends.

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

CBIZ, Inc.
(Registrant)

Date:	May 8, 2020	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer