Form 10-Q
period 2020-06-30
CBIZ, Inc.
filed 2020-08-03
CIK 944148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at July 30, 2020
Common Stock, par value $0.01 per share	54,681,666

CBIZ, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$9,620	$567
Restricted cash	42,411	29,595
Accounts receivable, net	267,198	222,031
Other current assets	22,472	24,325
Current assets before funds held for clients	341,701	276,518
Funds held for clients	130,473	179,502
Total current assets	472,174	456,020
Non-current assets:
Property and equipment, net	40,199	39,412
Goodwill and other intangible assets, net	661,180	654,671
Assets of deferred compensation plan	107,709	106,851
Operating lease right-of-use asset, net	143,143	140,831
Other non-current assets	3,203	2,989
Total non-current assets	955,434	944,754
Total assets	$1,427,608	$1,400,774
LIABILITIES
Current liabilities:
Accounts payable	$86,484	$68,510
Income taxes payable	17,803	57
Accrued personnel costs	40,185	59,898
Contingent purchase price liability	15,646	16,193
Operating lease liability	28,305	29,030
Other current liabilities	14,934	13,218
Current liabilities before client fund obligations	203,357	186,906
Client fund obligations	129,942	179,020
Total current liabilities	333,299	365,926
Non-current liabilities:
Bank debt	120,000	105,500
Debt issuance costs	(987)	(1,167)
Total long-term debt	119,013	104,333
Income taxes payable	3,245	3,053
Deferred income taxes, net	12,332	11,720
Deferred compensation plan obligations	107,709	106,851
Contingent purchase price liability	11,815	15,896
Operating lease liability	135,013	132,018
Other non-current liabilities	9,962	1,739
Total non-current liabilities	399,089	375,610
Total liabilities	732,388	741,536
STOCKHOLDERS' EQUITY
Common stock	1,335	1,331
Additional paid in capital	725,064	714,704
Retained earnings	537,892	479,576
Treasury stock	(566,762)	(535,693)
Accumulated other comprehensive loss	(2,309)	(680)
Total stockholders’ equity	695,220	659,238
Total liabilities and stockholders’ equity	$1,427,608	$1,400,774

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$236,943	$235,498	$514,398	$505,496
Operating expenses	209,016	198,148	408,843	413,644
Gross margin	27,927	37,350	105,555	91,852
Corporate general and administrative expenses	11,160	10,566	21,649	22,246
Operating income	16,767	26,784	83,906	69,606
Other income (expense):
Interest expense	(2,074)	(1,587)	(3,193)	(2,988)
Gain on sale of operations, net	57	50	152	547
Other income (expense), net	13,336	(3,311)	(2,464)	5,949
Total other income (expense), net	11,319	(4,848)	(5,505)	3,508
Income from continuing operations before income tax expense	28,086	21,936	78,401	73,114
Income tax expense	6,607	5,322	20,060	18,935
Income from continuing operations	21,479	16,614	58,341	54,179
Loss from discontinued operations, net of tax	(11)	(22)	(25)	(118)
Net income	$21,468	$16,592	$58,316	$54,061
Earnings per share:
Basic:
Continuing operations	$0.40	$0.31	$1.07	$1.00
Discontinued operations	—	—	—	—
Net income	$0.40	$0.31	$1.07	$1.00
Diluted:
Continuing operations	$0.39	$0.30	$1.05	$0.97
Discontinued operations	—	—	—	—
Net income	$0.39	$0.30	$1.05	$0.97
Basic weighted average shares outstanding	54,142	54,090	54,356	54,188
Diluted weighted average shares outstanding	55,116	55,495	55,515	55,701
Comprehensive income:
Net income	$21,468	$16,592	$58,316	$54,061
Other comprehensive loss, net of tax	(377)	(422)	(1,629)	(341)
Comprehensive income	$21,091	$16,170	$56,687	$53,720

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

							Accumulated
	Issued			Additional			Other
	Common	Treasury	Common	Paid-In	Retained	Treasury	Comprehensive
	Shares	Shares	Stock	Capital	Earnings	Stock	Loss	Totals
March 31, 2020	133,241	78,811	$1,332	$719,616	$516,424	$(565,180)	$(1,932)	$670,260
Net income	—	—	—	—	21,468	—	—	21,468
Other comprehensive loss	—	—	—	—	—	—	(377)	(377)
Share repurchases	—	70	—	—	—	(1,582)	—	(1,582)
Restricted stock	40	—	—	—	—	—	—	—
Stock options exercised	211	—	2	2,212	—	—	—	2,214
Stock-based compensation	—	—	—	2,257	—	—	—	2,257
Business acquisitions	44	—	1	979	—	—	—	980
June 30, 2020	133,536	78,881	$1,335	$725,064	$537,892	$(566,762)	$(2,309)	$695,220

							Accumulated
	Issued			Additional			Other
	Common	Treasury	Common	Paid-In	Retained	Treasury	Comprehensive
	Shares	Shares	Stock	Capital	Earnings	Stock	Loss	Totals
March 31, 2019	131,813	76,912	$1,318	$696,226	$446,331	$(520,088)	$(300)	$623,487
Net income	—	—	—	—	16,592	—	—	16,592
Other comprehensive loss	—	—	—	—	—	—	(422)	(422)
Share repurchases	—	516	—	—	—	(10,174)	—	(10,174)
Restricted stock	55	—	1	(1)	—	—	—	—
Stock options exercised	189	—	2	1,641	—	—	—	1,643
Stock-based compensation	—	—	—	1,917	—	—	—	1,917
Business acquisitions	51	—	—	1,017	—	—	—	1,017
June 30, 2019	132,108	77,428	$1,321	$700,800	$462,923	$(530,262)	$(722)	$634,060

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

							Accumulated
	Issued			Additional			Other
	Common	Treasury	Common	Paid-In	Retained	Treasury	Comprehensive
	Shares	Shares	Stock	Capital	Earnings	Stock	Loss	Totals
December 31, 2019	133,056	77,637	$1,331	$714,704	$479,576	$(535,693)	$(680)	$659,238
Net income	—	—	—	—	58,316	—	—	58,316
Other comprehensive loss	—	—	—	—	—	—	(1,629)	(1,629)
Share repurchases	—	1,244	—	—	—	(31,069)	—	(31,069)
Restricted stock	40	—	—	—	—	—	—	—
Stock options exercised	327	—	3	3,224	—	—	—	3,227
Stock-based compensation	—	—	—	4,280	—	—	—	4,280
Business acquisitions	113	—	1	2,856	—	—	—	2,857
June 30, 2020	133,536	78,881	$1,335	$725,064	$537,892	$(566,762)	$(2,309)	$695,220

							Accumulated
	Issued			Additional			Other
	Common	Treasury	Common	Paid-In	Retained	Treasury	Comprehensive
	Shares	Shares	Stock	Capital	Earnings	Stock	(Loss) Gain	Totals
December 31, 2018	131,404	76,332	$1,314	$692,398	$408,963	$(508,530)	$(482)	$593,663
Cumulative-effect of accounting changes adjustment	—	—	—	—	(101)	—	101	—
Net income	—	—	—	—	54,061	—	—	54,061
Other comprehensive loss	—	—	—	—	—	—	(341)	(341)
Share repurchases	—	1,096	—	—	—	(21,732)	—	(21,732)
Restricted stock	228	—	2	(2)	—	—	—	—
Stock options exercised	378	—	4	3,039	—	—	—	3,043
Stock-based compensation	—	—	—	3,399	—	—	—	3,399
Business acquisitions	98	—	1	1,966	—	—	—	1,967
June 30, 2019	132,108	77,428	$1,321	$700,800	$462,923	$(530,262)	$(722)	$634,060

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$58,316	$54,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	11,491	10,976
Bad debt expense, net of recoveries	3,234	1,506
Adjustment to contingent earnout liability	(155)	(193)
Stock-based compensation expense	4,280	3,399
Excess tax benefits from share based payment arrangements	(1,427)	(1,475)
Deferred income taxes	1,129	1,797
Other, net	(14)	(250)
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(47,545)	(65,684)
Other assets	894	362
Accounts payable	17,810	28,987
Income taxes payable	19,365	8,518
Accrued personnel costs	(19,824)	(21,703)
Other liabilities	8,014	(602)
Operating cash flows provided by continuing operations	55,568	19,699
Operating cash flows used in discontinued operations	(45)	(119)
Net cash provided by operating activities	55,523	19,580
Cash flows from investing activities:
Business acquisitions and purchases of client lists, net of cash acquired	(7,888)	(1,293)
Purchases of client fund investments	(3,447)	(13,920)
Proceeds from the sales and maturities of client fund investments	25,316	10,556
Increase in funds held for clients	3,125	369
Additions to property and equipment, net	(5,306)	(6,916)
Other, net	1,007	325
Net cash provided by (used in) investing activities	12,807	(10,879)
Cash flows from financing activities:
Proceeds from bank debt	440,254	265,796
Payment of bank debt	(425,754)	(242,296)
Payment for acquisition of treasury stock	(31,069)	(21,732)
Decrease in client funds obligations	(50,793)	(34,947)
Proceeds from exercise of stock options	3,227	3,043
Payment of contingent consideration for acquisitions	(6,199)	(11,718)
Other, net	(226)	(222)
Net cash used in financing activities	(70,560)	(42,076)
Net decrease in cash, cash equivalents and restricted cash	(2,230)	(33,375)
Cash, cash equivalents and restricted cash at beginning of year	146,505	130,554
Cash, cash equivalents and restricted cash at end of period	$144,275	$97,179

Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$9,620	$2,628
Restricted cash	42,411	30,126
Cash equivalents included in funds held for clients	92,244	64,425
Total cash, cash equivalents and restricted cash	$144,275	$97,179

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

Changes in Accounting Policies: Except for the adoption of Topic 326, which required a change in our accounting policy, we have consistently applied the accounting policies for the periods presented as described in Note 1, Basis of Presentation and Significant Accounting Policies, to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.  Effective January 1, 2020, we changed our accounting policy for the valuation of accounts receivable allowances and available-for-sale securities as a result of adopting Topic 326 as described in Note 2, New Accounting Pronouncements.

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

Accounting Standards Adopted in 2020

Credit Losses: Effective January 1, 2020, we adopted Topic 326, which replaces the incurred loss model with an expected loss model that is referred to as the current expected credit loss model. The CECL model requires the Company to immediately recognize an estimate of credit losses that are expected to occur over the life of financial instruments recorded at amortized cost, including trade receivables.

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

Accounting Standards Issued But Not Yet Adopted

Reference Rate Reform: In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU are effective for all entities through December 31, 2022. We are currently evaluating the effect of this new standard on our consolidated financial statements.

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

We considered the impact of the COVID-19 pandemic, the resulting macroeconomic conditions, client’s location, industry, and financial position in our estimation of the allowance for doubtful accounts.  During the three and six month periods ended June 30, 2020, we recorded bad debt expense due to the COVID-19 pandemic of $0.2 million and $2.2 million, respectively.

Accounts receivable, net, at June 30, 2020 and December 31, 2019 were as follows (in thousands):

	June 30,	December 31,
	2020	2019
Trade accounts receivable	$197,725	$176,375
Unbilled revenue, at net realizable value	85,845	60,035
Total accounts receivable	283,570	236,410
Allowance for doubtful accounts	(16,372)	(14,379)
Accounts receivable, net	$267,198	$222,031

Changes to the allowance for doubtful accounts for the six months ended June 30, 2020 are as follows (in thousands):

June 30,
2020
Balance at beginning of period	$(14,379)
Provision for losses	(4,982)
Charge-offs, net of recoveries	2,989
Allowance for doubtful accounts	$(16,372)

Note 4. Debt and Financing Arrangements

2018 Credit Facility - Our primary financing arrangement is the $400 million unsecured credit facility (the “2018 credit facility” or the “credit facility”), which provides us with the capital necessary to meet our working capital needs as well as the flexibility to continue with our strategic initiatives, including business acquisitions and share repurchases. The 2018 credit facility matures in 2023. The balance outstanding under the 2018 credit facility was $120.0 million and $105.5 million at June 30, 2020 and December 31, 2019, respectively. Effective interest rates, including the impact of interest rate swaps associated with the 2018 credit facility, were as follows:

	Six Months Ended
	June 30,
	2020	2019
Weighted average rates	2.43%	3.20%
Range of effective rates	1.11% - 4.75%	2.12% - 5.50%

We had approximately $270.4 million of available funds under the credit facility at June 30, 2020, net of outstanding letters of credit of $1.3 million. As of June 30, 2020, we were in compliance with our debt covenants.

Other Line of Credit - We have an unsecured $20.0 million line of credit by and among CBIZ Benefits and Insurance, Inc. and the Huntington National Bank. We utilize this line to support our short-term funding requirements of payroll client fund obligations due to the investment of client funds, rather than liquidating client funds that have already been invested in available-for-sale securities. The line of credit, which terminates August 6, 2020, did not have a balance outstanding at June 30, 2020. Refer to our Annual Report on Form 10-K for the year ended December 31, 2019 for additional details of our debt and financing arrangements.

Interest Expense - Interest expense, including amortization of deferred financing costs, commitment fees, line of credit fees, and other applicable bank charges, was as follows (in thousands):

	Three Months Ended June 30,
	2020	2019
2018 credit facility	$2,056	$1,564
Other	18	23
Total	$2,074	$1,587

	Six Months Ended June 30,
	2020	2019
2018 credit facility	$3,157	$2,946
Other line of credit	1	—
Other	35	42
Total	$3,193	$2,988

Note 5. Commitments and Contingencies

Letters of Credit and Guarantees - We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $1.3 million at both June 30, 2020 and December 31, 2019. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.3 million at both June 30, 2020 and December 31, 2019.

Legal Proceedings - In 2010, CBIZ, Inc. and its subsidiary, CBIZ MHM, LLC (fka CBIZ Accounting, Tax & Advisory Services, LLC) (the “CBIZ Parties”), were named as defendants in lawsuits filed in the U.S. District Court for the District of Arizona and the Superior Court for Maricopa County, Arizona. The federal court case is captioned Robert Facciola, et al v. Greenberg Traurig LLP, et al, and the state court cases are captioned Victims Recovery, LLC v. Greenberg Traurig LLP, et al, Roger Ashkenazi, et al v. Greenberg Traurig LLP, et al, Mary Marsh, et al v. Greenberg Traurig LLP, et al; and ML Liquidating Trust v. Mayer Hoffman McCann, P.C. (“Mayer Hoffman”), et al. Prior to these lawsuits CBIZ MHM, LLC was named as a defendant in Jeffrey C. Stone v. Greenberg Traurig LLP, et al.

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

On September 16, 2016, CBIZ, Inc. and its subsidiary CBIZ Benefits & Insurance Services, Inc. (“CBIZ Benefits”) were named as defendants in a lawsuit filed in the U.S. District Court for the Western District of Pennsylvania. The federal court case is brought by UPMC, d/b/a University of Pittsburgh Medical Center, and a health system it acquired, UPMC Altoona (formerly, Altoona Regional Health System).  The lawsuit asserts professional negligence, breach of contract, and negligent misrepresentation claims against CBIZ, CBIZ Benefits and a former employee of CBIZ Benefits in connection with actuarial services provided by CBIZ Benefits to Altoona Regional Health System. The plaintiff now seeks compensatory damages of between $124.0 million and $266.0 million, plus punitive damages. The Court recently denied CBIZ Benefits’ motion for a summary judgment and trial is set for March 2021.

We cannot predict the outcome of the above matters or estimate the possible loss or range of possible loss, if any. Although the proceedings are subject to uncertainties inherent in the litigation process and the ultimate disposition of these proceedings is not presently determinable, we intend to vigorously defend these cases. In addition to those items disclosed above, we are, from time to time, subject to claims and lawsuits arising in the ordinary course of business.

Note 6. Financial Instruments

Available-For-Sale Debt Securities - In connection with certain services provided by our payroll operations, we collect funds from our clients’ accounts in advance of paying client obligations. These funds held for clients are segregated and invested in accordance with our investment policy, which requires all investments carry an investment grade rating at the time of initial investment. These investments, primarily consisting of corporate and municipal bonds and US treasury bills, are classified as available-for-sale and are included in the “Funds held for clients” line item in the accompanying Consolidated Balance Sheets. The par value of these investments totaled $37.1 million and $58.9 million at June 30, 2020 and December 31, 2019, respectively, and had maturity or callable dates ranging from July 2020 through November 2024.

At June 30, 2020, unrealized losses on the securities totaling $0.1 million have not been recognized as a credit loss because the bonds are investment grade quality and management is not required or does not intend to sell prior to an expected recovery in value. The bond issuers continue to make timely principal and interest payments.

The following table summarizes activities related to these investments for the six months ended June 30, 2020 and the twelve months ended December 31, 2019 (in thousands):

	Six Months Ended	Twelve Months Ended
	June 30, 2020	December 31, 2019
Fair value at beginning of period	$60,659	$56,556
Purchases	3,447	27,216
Redemptions	(19,048)	(1,686)
Maturities	(6,268)	(22,272)
Decrease in bond premium	(625)	(460)
Fair market value adjustment	64	1,305
Fair value at end of period	$38,229	$60,659

In addition to the available-for-sale securities discussed above, we also hold certificates of deposit and other    depository assets in the amount of $2.5 million at December 31, 2019. We did not have any depository items at June 30, 2020.

Interest Rate Swaps - We utilize interest rate swaps to manage interest rate risk exposure associated with our floating-rate debt under the 2018 credit facility, or the forecasted acquisition of such liability. We do not purchase or hold any derivative instruments for trading or speculative purposes. In March 2020, we entered into a new interest rate swap with a notional amount of $50 million and a fixed interest rate of 0.885%. Effective June 26, 2020, we terminated an existing interest rate swap with the notional value of $25 million, fixed interest rate of 1.30% and an expiration date of October 2020. Refer to the Annual Report on Form 10-K for the year ended December 31, 2019 for further discussion on our interest rate swaps.

As of June 30, 2020, we have four interest rate swaps outstanding. Under the terms of the interest rate swaps, we pay interest at a fixed rate of interest plus applicable margin as stated in the agreement, and receive interest that varies with the one-month LIBOR. The notional value, fixed rate of interest and expiration date of each interest rate swap as of June 30, 2020 was (i) $10 million – 1.120% - February 2021, (ii) $20 million – 1.770% - May 2022, (iii) $15 million – 2.640% - June 2023 and (iv) $50 million - 0.885% - April 2025. Refer to Note 7. Fair Value Measurements, for additional disclosures regarding fair value measurements.

The following table summarizes our outstanding interest rate swaps and their classification in the accompanying Consolidated Balance Sheets at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Notional	Fair
	Amount	Value	Balance Sheet Location
Interest rate swap	$10,000	$(60)	Other current liability
Interest rate swaps	$85,000	$(2,669)	Other non-current liabilities

	December 31, 2019
	Notional	Fair
	Amount	Value	Balance Sheet Location
Interest rate swap	$25,000	$66	Other current assets
Interest rate swaps	$45,000	$(591)	Other non-current liabilities

The following table summarizes the effects of the interest rate swaps on the accompanying Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Loss Recognized in AOCL, net of tax		(Loss) Gain Reclassified from AOCL into Expense
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest rate swaps	$(1,007)	$(730)	$(350)	$134

	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest rate swaps	$(1,660)	$(1,157)	$(383)	$273

Note 7. Fair Value Measurements

The following table summarizes our assets and (liabilities) at June 30, 2020 and December 31, 2019, respectively, that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (in thousands):

	Level	June 30, 2020	December 31, 2019
Deferred compensation plan assets	1	$107,709	$106,851
Available-for-sale debt securities	1	38,229	60,659
Deferred compensation plan liabilities	1	(107,709)	(106,851)
Interest rate swaps	2	(2,729)	(525)
Contingent purchase price liabilities	3	(27,461)	(32,089)

During the six months ended June 30, 2020 and 2019, there were no transfers between the valuation hierarchy Levels 1, 2 and 3. The following table summarizes the change in Level 3 fair values of our contingent purchase price liabilities for the six months ended June 30, 2020 and 2019 (pre-tax basis) (in thousands):

	2020	2019
Beginning balance – January 1	$(32,089)	$(39,708)
Additions from business acquisitions	(3,385)	(1,806)
Settlement of contingent purchase price liabilities	7,859	13,316
Change in fair value of contingencies	497	561
Change in net present value of contingencies	(343)	(368)
Ending balance – June 30	$(27,461)	$(28,005)

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

Note 8. Other Comprehensive Income

The following table is a summary of other comprehensive income and discloses the tax impact of each component of other comprehensive income for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net unrealized gain on available-for-sale securities, net of income taxes (1)	$632	$312	$45	$822
Net unrealized loss on interest rate swaps, net of income taxes (2)	(1,007)	(730)	(1,660)	(1,157)
Foreign currency translation	(2)	(4)	(14)	(6)
Total other comprehensive loss	$(377)	$(422)	$(1,629)	$(341)

(1)

Net of income tax expense of $228 and $116 for the three months ended June 30, 2020 and 2019, respectively, and net of income tax expense of $19 and $304 for the six months ended June 30, 2020 and 2019, respectively.

(2)

Net of income tax benefit of $324 and $225 for the three months ended June 30, 2020 and 2019, respectively, and net of income tax benefit of $534 and $358 for the six months ended June 30, 2020 and 2019, respectively.

Note 9. Employee STOCK Plans

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

Compensation expense for stock-based awards recognized during the three and six months ended June 30, 2020 and 2019 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Stock options	$367	$479	$788	$998
Restricted stock units and awards	1,324	1,153	2,495	2,082
Performance share units	566	285	997	319
Total stock-based compensation expense	$2,257	$1,917	$4,280	$3,399

Stock Options and Restricted Stock Units and Awards – The following table presents our stock options and restricted stock award activity during the six months ended June 30, 2020 (in thousands, except per share data):

	Stock Options		Restricted Stock Units and Awards
	Number of Options	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant-Date Fair Value (1)
Outstanding at beginning of year	2,412	$13.58	577	$17.87
Granted	—	$—	178	$24.48
Exercised or released	(327)	$9.88	(276)	$16.74
Expired or canceled	(8)	$18.15	(9)	$20.96
Outstanding at June 30, 2020	2,077	$14.14	470	$20.97
Exercisable at June 30, 2020	1,605	$12.96

(1)	Represents weighted average market value of the shares; awards are granted at no cost to the recipients.

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

The following table presents our PSU award activity during the six months ended June 30, 2020 (in thousands, except per share data):

	Performance Share Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding at beginning of year	200	$19.82
Granted	132	$25.75
Vested	—	$—
Adjustments for performance results	—	$—
Expired or canceled	(8)	$22.14
Outstanding at June 30, 2020	324	$22.17

Note 10. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the three and six months ended June 30, 2020 and 2019 (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Income from continuing operations	$21,479	$16,614	$58,341	$54,179
Denominator:
Basic
Weighted average common shares outstanding	54,142	54,090	54,356	54,188
Diluted
Stock options (1)	760	1,188	869	1,247
Restricted stock units and awards (1)	146	176	222	225
Contingent shares (2)	68	41	68	41
Diluted weighted average common shares outstanding (3)	55,116	55,495	55,515	55,701
Basic earnings per share from continuing operations	$0.40	$0.31	$1.07	$1.00
Diluted earnings per share from continuing operations	$0.39	$0.30	$1.05	$0.97

(1)

A total of 0.4 million and 0.4 million share based awards were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2020, respectively, and a total of 0.5 million and 0.5 million share based awards were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2019, respectively, as their effect would be anti-dilutive.

(2)

Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by us once future considerations have been met. Refer to Note 11, Business Combinations, for further details.

(3)

The denominator used in calculating diluted earnings per share did not include 0.3 million performance share units for both the three and six months ended June 30, 2020, and the denominator used in calculating diluted earnings per share did not include 0.2 million performance share units for both the three and six months ended June 30, 2019. The performance conditions associated with these performance share units were not met and consequently none of these performance share units were considered as issuable for the three and six months ended June 30, 2020 and 2019.

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

During the six months ended June 30, 2020, we completed the following acquisitions:

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

Aggregate consideration for these acquisitions consisted of approximately $9.4 million in cash, $0.9 million in our common stock and $4.8 million in contingent consideration. Under the terms of the acquisition agreements, a portion of the purchase price is contingent on future performance of the business acquired. The maximum potential undiscounted amount of all future payments that we could be required to make under the contingent arrangements is $6.2 million.  As of June 30, 2020, the aggregated fair value of contingent consideration related to these acquisitions was $4.7 million, of which $2.0 million was recorded in “Contingent purchase price liability – current” and $2.7 million was recorded in “Contingent purchase price liability – non-current” in the accompanying Consolidated Balance Sheets at June 30, 2020. Refer to Note 7, Fair Value Measurements, for additional information regarding contingent purchase price liability fair value and fair value adjustments.

Annualized revenue from the acquired businesses is estimated to be approximately $6.1 million. Pro forma results of operations for these acquisitions have not been presented because the effects of the acquisitions were not significant to our “Income from continuing operations before income taxes.”

During the first six months of 2019, we completed one acquisition, acquiring substantially all of the assets of Wenner Group, LLC (“Wenner”), located in Denver, Colorado effective January 1, 2019. Wenner is a full service accounting, tax, compliance and financial consulting firm. Operating results are reported in the Financial Services practice group.

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

The following table summarizes the amounts of identifiable assets acquired, liabilities assumed and aggregate purchase price for the acquisitions for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended
	June 30,
	2020	2019
Cash and cash equivalents	$125	$—
Accounts receivable, net	871	550
Client funds	1,716	—
Operating lease right of use asset, net	224	—
Identifiable intangible assets	3,629	654
Other assets	53	5
Operating lease liability - current	(66)	—
Other current liabilities	(779)	(288)
Client fund obligations	(1,716)	—
Operating lease liability - noncurrent	(158)	—
Total identifiable net assets	$3,899	$921
Goodwill	11,158	2,165
Aggregate purchase price	$15,057	$3,086

The goodwill of $11.2 million and $2.2 million arising from the acquisitions in the first half of 2020 and 2019, respectively, primarily results from expected future earnings and cash flows from the existing management team, as well as the synergies created by the integration of the new business within our organization, including cross-selling opportunities expected with our Financial Services practice group and the Benefits and Insurance Services practice group, to help strengthen our existing service offerings and expand our market position. All of the goodwill is deductible for income tax purposes.

Acquisitions of client lists - During the six months ended June 30, 2020, we purchased two client lists in the Benefits and Insurance Services practice group and one client list in the Financial Services practice group for total consideration of $0.6 million, of which $0.3 million is contingent. During the six months ended June 30, 2019, we did not purchase any client lists.

Change in Contingent Purchase Price Liability for Previous Acquisitions - During the first half of 2020 and 2019, the fair value of the contingent purchase price liability related to prior acquisitions decreased by $0.2 million and by $0.2 million, respectively. These changes in fair value are attributable to subsequent measurement adjustments based on projected future results of the acquired businesses, net present value adjustments and changes in stock price. These adjustments are included in “Other income (expense), net” in the accompanying Consolidated Statements of Comprehensive Income.

Contingent Payments for Previous Business Acquisitions and Client Lists - We paid $5.9 million in cash and issued approximately 0.1 million shares of our common stock during the six months ended June 30, 2020 for previous acquisitions. For the same period in 2019, we paid $11.3 million in cash and issued approximately 0.1 million shares of our common stock for previous acquisitions. For both the first half of 2020 and 2019, we paid approximately $0.3 million in cash for previous client list purchases.

Note 12. Divestitures

Divested operations and assets that do not qualify for treatment as discontinued operations are recorded as “Gain on sale of operations, net” in the accompanying Consolidated Statements of Comprehensive Income. We recorded a gain of $0.2 million in the first half of 2020 related to a small book of business in the Benefits and Insurance practice group. We recorded a gain of $0.6 million in the first half of 2019 related to a small accounting firm in the Financial Services practice group.

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

Corporate and Other. Included in “Corporate and Other” are operating expenses that are not directly allocated to the individual business units. These expenses are primarily comprised of certain health care costs, gains or losses attributable to assets held in our non-qualified deferred compensation plan, stock-based compensation, consolidation and integration charges, certain professional fees, certain advertising costs and other various expenses.

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

Segment information for the three and six months ended June 30, 2020 and 2019 is presented below. We do not manage our assets on a segment basis, therefore segment assets are not presented below.

The following table disaggregates our revenue by source (in thousands):

	Three Months Ended June 30, 2020
	Financial	Benefits &	National
	Services	Insurance	Practices	Consolidated
Accounting, tax, advisory and consulting	$154,083	$—	$—	$154,083
Core Benefits and Insurance Services	—	71,393	—	71,393
Non-core Benefits and Insurance Services	—	2,547	—	2,547
Managed networking, hardware services	—	—	6,581	6,581
National Practices consulting	—	—	2,339	2,339
Total revenue	$154,083	$73,940	$8,920	$236,943

	Three Months Ended June 30, 2019
	Financial	Benefits &	National
	Services	Insurance	Practices	Consolidated
Accounting, tax, advisory and consulting	$154,373	$—	$—	$154,373
Core Benefits and Insurance	—	69,447	—	69,447
Non-core Benefits and Insurance	—	2,680	—	2,680
Managed networking, hardware services	—	—	6,522	6,522
National Practices consulting	—	—	2,476	2,476
Total revenue	$154,373	$72,127	$8,998	$235,498

	Six Months Ended June 30, 2020
	Financial	Benefits &	National
	Services	Insurance	Practices	Consolidated
Accounting, tax, advisory and consulting	$342,860	$—	$—	$342,860
Core Benefits and Insurance Services	—	147,865	—	147,865
Non-core Benefits and Insurance Services	—	5,687	—	5,687
Managed networking, hardware services	—	—	13,156	13,156
National Practices consulting	—	—	4,830	4,830
Total revenue	$342,860	$153,552	$17,986	$514,398

	Six Months Ended June 30, 2019
	Financial	Benefits &	National
	Services	Insurance	Practices	Consolidated
Accounting, tax, advisory and consulting	$339,517	$—	$—	$339,517
Core Benefits and Insurance Services	—	142,985	—	142,985
Non-core Benefits and Insurance Services	—	5,397	—	5,397
Managed networking, hardware services	—	—	12,946	12,946
National Practices consulting	—	—	4,651	4,651
Total revenue	$339,517	$148,382	$17,597	$505,496

Segment information for the three months ended June 30, 2020 and 2019 was as follows (in thousands):

	Three Months Ended June 30, 2020
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$154,083	$73,940	$8,920	$—	$236,943
Operating expenses	127,417	61,283	7,990	12,326	209,016
Gross margin	26,666	12,657	930	(12,326)	27,927
Corporate general & admin	—	—	—	11,160	11,160
Operating income (loss)	26,666	12,657	930	(23,486)	16,767
Other income (expense):
Interest expense	—	(9)	—	(2,065)	(2,074)
Gain on sale of operations, net	11	46	—	—	57
Other income, net	27	130	—	13,179	13,336
Total other income	38	167	—	11,114	11,319
Income (loss) from continuing operations before income tax expense	$26,704	$12,824	$930	$(12,372)	$28,086

	Three Months Ended June 30, 2019
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$154,373	$72,127	$8,998	$—	$235,498
Operating expenses	128,158	61,075	8,204	711	198,148
Gross margin	26,215	11,052	794	(711)	37,350
Corporate general & admin	—	—	—	10,566	10,566
Operating income (loss)	26,215	11,052	794	(11,277)	26,784
Other (expense) income:
Interest expense	—	(14)	—	(1,573)	(1,587)
Gain on sale of operations, net	50	—	—	—	50
Other (expense) income, net	(66)	174	1	(3,420)	(3,311)
Total other (expense) income	(16)	160	1	(4,993)	(4,848)
Income (loss) from continuing operations before income tax expense	$26,199	$11,212	$795	$(16,270)	$21,936

Segment information for the six months ended June 30, 2020 and 2019 was as follows (in thousands):

	Six Months Ended June 30, 2020
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$342,860	$153,552	$17,986	$—	$514,398
Operating expenses	266,015	126,506	16,273	49	408,843
Gross margin	76,845	27,046	1,713	(49)	105,555
Corporate general & admin	—	—	—	21,649	21,649
Operating income (loss)	76,845	27,046	1,713	(21,698)	83,906
Other (expense) income:
Interest expense	—	(20)	—	(3,173)	(3,193)
Gain on sale of operations, net	51	101	—	—	152
Other (expense) income, net	46	226	1	(2,737)	(2,464)
Total other (expense) income	97	307	1	(5,910)	(5,505)
Income (loss) from continuing operations before income tax expense	$76,942	$27,353	$1,714	$(27,608)	$78,401

	Six Months Ended June 30, 2019
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$339,517	$148,382	$17,597	$—	$505,496
Operating expenses	262,616	122,446	16,204	12,378	413,644
Gross margin	76,901	25,936	1,393	(12,378)	91,852
Corporate general & admin	—	—	—	22,246	22,246
Operating income (loss)	76,901	25,936	1,393	(34,624)	69,606
Other income (expense):
Interest expense	—	(24)	—	(2,964)	(2,988)
Gain on sale of operations, net	547	—	—	—	547
Other income (expense), net	(202)	195	1	5,955	5,949
Total other income	345	171	1	2,991	3,508
Income (loss) from continuing operations before income tax expense	$77,246	$26,107	$1,394	$(31,633)	$73,114

NOTE 14. LEASES

We determine if a contract is a lease at inception. We have leases for office space and facilities, automobiles, and certain information technology equipment. All of our leases are classified as operating leases and the majority of which are for office space and facilities.

Supplemental balance sheet information related to the Company’s operating leases as of June 30, 2020 and December 31, 2019 was as follows (in thousands):

	June 30, 2020	December 31, 2019
Weighted-average remaining lease term	6.7 years	6.9 years
Weighted-average discount rate	3.9%	3.6%

The components of lease expense and other lease information as of and during the three-month period ended June 30, 2020 and 2019 are as follows (in thousands):

	June 30, 2020	June 30, 2019
Operating lease cost	$8,855	$9,216
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$9,539	$9,199

The components of lease expense and other lease information as of and during the six-month period ended June 30, 2020 and 2019 are as follows (in thousands):

	June 30, 2020	June 30, 2019
Operating lease cost	$17,677	$18,458
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$18,802	$18,459

Our leases have remaining lease terms of 1 year to 11 years. These leases generally contain renewal options for periods ranging from two to five years. Because the Company is not reasonably certain to exercise these renewal options, the options are not considered in determining the lease term, and associated potential option payments are excluded from lease payments.

A number of leased properties are owned indirectly by and leased from persons employed by the Company, none of whom are members of our senior management. In the aggregate, for the three and six month periods ending June 30, 2020 and 2019, we made lease payments to those related parties of approximately $0.5 million and $0.5 million, respectively, and $1.1 million and $1.2 million, respectively.

The following table summarizes the maturity of our operating lease liabilities as of June 30, 2020 (in thousands):

June 30, 2020
2020	$16,696
2021	32,817
2022	26,792
2023	25,066
2024	22,506
Thereafter	68,936
Total undiscounted lease payments	192,813
Less: imputed interest	(29,495)
Total lease liabilities	$163,318

The following table summarizes the maturity of our operating lease commitments as of December 31, 2019 (in thousands):

December 31, 2019
2020	$34,775
2021	32,371
2022	26,112
2023	24,273
2024	21,578
Thereafter	67,025
Total undiscounted lease payments	206,134
Less: imputed interest	(45,086)
Total lease liabilities	$161,048

Note 15. Subsequent Events

Effective July 1, 2020, we acquired substantially all the assets of Prince-Wood Insurance, L.L.C. (“PWI”), a provider of financial, insurance and advisory services based in Woodbridge, Virginia. Operating results will be reported in the Benefits and Insurance Services practice group. Annualized revenue is estimated to be $1.2 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we”, “us”, “our”, "CBIZ" or the "Company" shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.

The following discussion is intended to assist in the understanding of our financial position at June 30, 2020 and December 31, 2019, results of operations for the three months and six months ended June 30, 2020 and 2019, and cash flows for the six months ended June 30, 2020 and 2019, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2019. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” included in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2019.

Overview

We provide professional business services, products and solutions that help our clients grow and succeed by better managing their finances and employees. These services are provided to businesses of various sizes, as well as individuals, governmental entities and not-for-profit enterprises throughout the United States and parts of Canada. We deliver integrated services through three practice groups: Financial Services, Benefits and Insurance Services, and National Practices. Refer to Note 13, Segment Disclosures, to the accompanying consolidated financial statements for a general description of services provided by each practice group.

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

We announced a variety of measures to ensure the ongoing performance of our services to our clients while taking the necessary health and safety actions consistent with CDC guidelines starting in late February. As the COVID-19 situation evolved, these actions ultimately included bans on business travel, a migration to remote work conditions and multi-stage plans to bring our employees safely back to our offices. Our workforce is accustomed to remote work conditions and is equipped to continue to serve client needs throughout this period of time.

The widespread nature of these health related actions and the impact of these measures on the economy will create financial distress within our small and medium-size business client base and could cause a slowdown, write-down or write-off in client payments to us as a result. On March 25, 2020, we borrowed $210.0 million of the available capacity on our 2018 credit facility as a precautionary measure to preserve flexibility during this period of disruption and uncertainty. On May 21, 2020, we repaid $210.0 million that was borrowed during the first quarter and as a result, at June 30, 2020, we have unrestricted cash and cash equivalents of $9.6 million, a balance outstanding under our credit facility of $120.0 million and available funds under credit facility of approximately $270.4 million. We have taken a number of measures to control costs and expenditures including suspension of share repurchase activity. The high degree of uncertainty, coupled with the challenges of remote work conditions, has caused a slowdown in acquisition activity as we work with potential acquisition candidates to assess next steps. We believe that we have ample liquidity, and we believe we are in strong financial condition at June 30, 2020; however, depending upon the severity and duration, the COVID-19 pandemic presents potential new risks to our business, which could have a material adverse effect on our results of operation and financial condition.

The recurring and essential nature of the majority of our business services provides stability to our financial results, and through the second quarter of 2020, there has been no material adverse impact on our financial results. The deferral of tax-related filing deadlines as a result of the enactment of Coronavirus Aid, Relief, and Economic Security (“CARES”) Act will cause some tax compliance work to be delayed into third quarter. The sharp increase in unemployment within our client base will impact volumes and demand for certain of our services.

The conditions surrounding the COVID-19 pandemic remain highly uncertain. The longer the pandemic and the governmental response remains impactful to economic activities in the United States and globally, the higher the possibility for a material adverse effect on our company. For this reason, we cannot reasonably estimate with any degree of certainty the future impact the COVID-19 pandemic may have on our results of operations, financial position, and liquidity.

Executive Summary

Revenue for the three months ended June 30, 2020 increased $1.4 million, or 0.6%, to $236.9 million from $235.5 million for the same period in 2019. The increase was driven primarily by revenue from newly acquired operations, net of divestitures, of $4.6 million, or 2.0%, which was offset by lower same-unit revenue of $3.2 million, or 1.4%.

Revenue for the six months ended June 30, 2020 increased $8.9 million, or 1.8%, to $514.4 million from $505.5 million for the same period in 2019. The increase was driven primarily by revenue from newly acquired operations, net of divestitures, of $9.8 million, or 1.9%, which was offset by lower same-unit revenue of $0.9 million, or 0.1%. A detailed discussion of revenue by practice group is included under “Operating Practice Groups.”

Income from continuing operations was $21.5 million, or $0.39 per diluted share, in the second quarter of 2020, compared to $16.6 million, or $0.30 per diluted share, in the second quarter of 2019. For the first half of 2020, income from continuing operations was $58.3 million, or $1.05 per diluted share, compared to $54.2 million, or $0.97 per diluted share, for the same period in 2019. Refer to “Results of Operations – Continuing Operations” for a detailed discussion of the components of income from continuing operations.

Strategic Use of Capital

We completed three acquisitions during the first half of 2020. Refer to Note 11, Business Combinations, to the accompanying consolidated financial statements for further discussion of acquisitions.

We also have the financing flexibility and the capacity to actively repurchase shares of our common stock. We believe that repurchasing shares of our common stock can be a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our stockholders. We repurchased 1.2 million shares of our common stock at a total cost of approximately $31.1 million in the first half of 2020, but suspended further repurchase activity in mid-March as the COVID-19 pandemic began to have a severe impact on macroeconomic conditions.

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

Results of Operations – Continuing Operations

Revenue

The following tables summarize total revenue for the three and six months ended June 30, 2020 and 2019 (in thousands except percentages).

	Three Months Ended June 30,
	2020	% of Total	2019	% of Total	$ Change	% Change
Financial Services	$154,083	65.0%	$154,373	65.6%	$(290)	(0.2)%
Benefits and Insurance Services	73,940	31.2%	72,127	30.6%	1,813	2.5%
National Practices	8,920	3.8%	8,998	3.8%	(78)	(0.9)%
Total CBIZ	$236,943	100.0%	$235,498	100.0%	$1,445	0.6%

	Six Months Ended June 30,
	2020	% of Total	2019	% of Total	$ Change	% Change
Financial Services	$342,860	66.6%	$339,517	67.1%	$3,343	1.0%
Benefits and Insurance Services	153,552	29.9%	148,382	29.4%	5,170	3.5%
National Practices	17,986	3.5%	17,597	3.5%	389	2.2%
Total CBIZ	$514,398	100.0%	$505,496	100.0%	$8,902	1.8%

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

Operating Expenses

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
	(In thousands, except percentages)
Operating expenses	$209,016	$198,149	$10,867	5.5%
Operating expenses % of revenue	88.2%	84.1%
Operating expenses excluding deferred compensation	$196,784	$201,156	$(4,372)	(2.2)%
Operating expenses excluding deferred compensation % of revenue	83.1%	85.4%

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	(In thousands, except percentages)
Operating expenses	$408,843	$413,644	$(4,801)	(1.2)%
Operating expenses % of revenue	79.5%	81.8%
Operating expenses excluding deferred compensation	$411,411	$408,434	$2,977	0.7%
Operating expenses excluding deferred compensation % of revenue	80.0%	80.8%

Three months ended June 30, 2020 compared to June 30, 2019. Total operating expenses for the second quarter of 2020 increased by $10.9 million, or 5.5%, to $209.0 million as compared to $198.1 million in the second quarter of 2019. The non-qualified deferred compensation increased operating expense by $12.2 million in the second quarter of 2020 compared to a reduction of $3.0 million of expense during the same period in 2019.

The majority of our operating expenses relate to personnel costs, which includes (i) salaries and benefits, (ii) commissions paid to producers (iii) incentive compensation and (iv) stock-based compensation. Excluding the impact of deferred compensation, operating expenses decreased as compared to the same period in 2019 due to lower travel and discretionary spending of $6.8 million and other professional fees of $1.0 million, offset by approximately $3.4 million increase in personnel costs. Employee benefits, a component of personnel costs, decreased by approximately $4.3 million primarily due to lower healthcare related costs. Personnel costs are discussed in further detail under “Operating Practice Groups.”

Six months ended June 30, 2020 compared to June 30, 2019. Total operating expenses for the first half of 2020 decreased by $4.8 million, or 1.2%, to $408.8 million as compared to $413.6 million in the same period of 2019. The non-qualified deferred compensation decreased operating expenses $2.6 million for the first half of 2020 and increased operating expenses $5.2 million during the same period in 2019.

Personnel costs increased $8.1 million, primarily due to the impact of acquisitions. Employee benefits, a component of personnel costs, decreased by approximately $3.2 million primarily due to lower healthcare related costs. The increase in personnel cost was offset by lower travel and discretionary spending of $7.6 million. In addition, bad debt expense increased by $1.7 million primarily attributable to $2.2 million COVID-19 related adjustments for the first half of 2020.

Corporate General & Administrative (“G&A”) Expenses

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
	(In thousands, except percentages)
G&A expenses	$11,161	$10,566	$595	5.6%
G&A expenses % of revenue	4.7%	4.5%
G&A expenses excluding deferred compensation	$9,687	$10,909	$(1,222)	(11.2)%
G&A expenses excluding deferred compensation % of revenue	4.1%	4.6%

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	(In thousands, except percentages)
G&A expenses	$21,649	$22,246	$(597)	(2.7)%
G&A expenses % of revenue	4.2%	4.4%
G&A expenses excluding deferred compensation	$21,979	$21,712	$267	1.2%
G&A expenses excluding deferred compensation % of revenue	4.3%	4.3%

Three months ended June 30, 2020 compared to June 30, 2019. The decrease in our G&A expenses excluding deferred compensation is primarily due to lower personnel costs of $0.9 million

Six months ended June 30, 2020 compared to June 30, 2019. Our G&A expenses excluding deferred compensation increased due to higher professional service fees of $0.5 million while personnel costs decreased by $0.3 million.

Other Income (Expense), Net

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
	(In thousands, except percentages)
Interest expense	$(2,074)	$(1,587)	$(487)	30.7%
Gain on sale of operations, net	57	50	7	14.0%
Other income (expense), net (1)	13,336	(3,311)	16,647	NM
Total other income (expense), net	$11,319	$(4,848)	$16,167	NM

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	(In thousands, except percentages)
Interest expense	$(3,193)	$(2,988)	$(205)	6.9%
Gain on sale of operations, net	152	547	(395)	(72.2)%
Other (expense) income, net (2)	(2,464)	5,949	(8,413)	NM
Total other (expense) income, net	$(5,505)	$3,508	$(9,013)	NM

(1)

Other income (expense), net includes a net gain of $13.7 million in the second quarter of 2020, compared to a net loss of $3.4 million for the same period in 2019, associated with the value of investments held in a rabbi trust related to the deferred compensation plan. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan are offset by a corresponding increase or decrease to compensation expense, which is recorded as “Operating expenses” and “G&A expenses” in the accompanying Consolidated Statements of Comprehensive Income. The deferred compensation plan has no impact on “Income from continuing operations before income tax expense” or diluted earnings per share from continuing operations.

(2)

Other (expense) income, net includes a net loss of $2.9 million during the six months ended June 30, 2020, compared to a net gain of $5.7 million for the same period in 2019, associated with the value of investments held in a rabbi trust related to the deferred compensation plan. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan are offset by a corresponding increase or decrease to compensation expense, which is recorded as “Operating expenses” and “G&A expenses” in the accompanying Consolidated Statements of Comprehensive Income. The deferred compensation plan has no impact on “Income from continuing operations before income tax expense” or diluted earnings per share from continuing operations.

Interest Expense

Three and six months ended June 30, 2020 compared with June 30, 2019. Our primary financing arrangement is the 2018 credit facility. For the second quarter of 2020, our average debt balance and interest rate was $260.8 million and 2.39%, compared to $171.7 million and 3.21% for the second quarter of 2019. For the first half of 2020, our average debt balance and interest rate was $203.0 million and 2.43%, compared to $161.5 million and 3.20% for the first half of 2019. The increase in interest expense for the quarter and six months ended June 30, 2020 as compared to the same periods in 2019 was primarily driven by higher average debt balances. Our indebtedness is further discussed in Note 4, Debt and Financing Arrangements, to the accompanying consolidated financial statements.

Gain on Sale of Operations, Net

Three and six months ended June 30, 2020 compared with June 30, 2019. We sold a small book of business in the Benefits and Insurance practice group during the first half of 2020 for a net gain of $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively. We sold a small accounting firm in the Financial Services practice group during the first half of 2019 for a net gain of $0.1 million and $0.5 million for the three and six months ended June 30, 2019, respectively.

Other Income (Expense), Net

Three and six months ended June 30, 2020 compared with June 30, 2019. For the second quarter of 2020, other income (expense), net, includes a net gain of $13.7 million associated with the non-qualified deferred compensation plan as well as a $0.5 million net increase to the fair value of our contingent purchase price liability related to prior acquisitions. For the same period in 2019, other income (expense), net, includes a net loss of $3.4 million associated with the non-qualified deferred compensation plan as well as a $0.1 million net increase to the fair value of our contingent purchase price liability related to prior acquisitions.

For the first half of 2020, other income (expense), net, includes a net loss of $2.9 million associated with the non-qualified deferred compensation plan as well as a $0.2 million net decrease to the fair value of our contingent purchase price liability related to prior acquisitions. For the same period in 2019, other income (expense), net, includes a net gain of $5.7 million associated with the non-qualified deferred compensation plan as well as a $0.2 million net decrease to the fair value of our contingent purchase price liability related to prior acquisitions.

Income Tax Expense

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
	(In thousands, except percentages)
Income tax expense	$6,607	$5,322	$1,285	24.1%
Effective tax rate	23.5%	24.3%

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	(In thousands, except percentages)
Income tax expense	$20,060	$18,935	$1,125	5.9%
Effective tax rate	25.6%	25.9%

Three and six months ended June 30, 2020 compared with June 30, 2019. Income tax expense for the second quarter of 2020 was $6.6 million, which resulted in an effective tax rate of 23.5%, compared to income tax expense of $5.3 million, which resulted in an effective tax rate of 24.3%, for the second quarter of 2019.

Income tax expense for the first half of 2020 was $20.1 million, which resulted in an effective tax rate of 25.6%, compared to income tax expense of $18.9 million, which resulted in an effective tax rate of 25.9%, for the first half of 2019.

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

Financial Services

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$152,836	$154,373	$(1,537)	(1.0)%
Acquired businesses	1,247	—	1,247
Total revenue	$154,083	$154,373	$(290)	(0.2)%
Operating expenses	127,417	128,158	(741)	(0.6)%
Gross margin	$26,666	$26,215	$451	1.7%
Gross margin percent	17.3%	17.0%

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$340,221	$339,517	$704	0.2%
Acquired businesses	2,639	—	2,639
Total revenue	$342,860	$339,517	$3,343	1.0%
Operating expenses	266,015	262,616	3,399	1.3%
Gross margin	$76,845	$76,901	$(56)	(0.1)%
Gross margin percent	22.4%	22.7%

Three months ended June 30, 2020 compared to June 30, 2019

Revenue

The Financial Services practice group revenue during the second quarter of 2020 decreased by 0.2% to $154.1 million from $154.4 million in the second quarter of 2019, primarily reflecting lower same-unit revenue of $1.5 million, or 1.0%. Same-unit revenue decreased $4.0 million in those units that provide project work and consulting services while those units providing traditional accounting and tax related services increased by $2.5 million. Acquired businesses contributed approximately $1.2 million of incremental revenue.

We provide a range of services to affiliated CPA firms under joint referral and administrative service agreements (“ASAs”). Fees earned under the ASAs are recorded as revenue in the accompanying Consolidated Statements of Comprehensive Income and were approximately $39.7 million and $41.8 million for the three months ended June 30, 2020 and 2019, respectively.

Operating Expenses

Operating expenses decreased by $0.7 million, or 0.6%, during the second quarter of 2020. Operating expense as a percentage of revenue decreased to 82.7% from 83.0% for the prior year period, primarily due to approximately $4.5 million lower travel and discretionary spending, offset by $3.6 million higher personnel cost driven by an increase in traditional accounting and tax related services, of which $0.9 million was contributed by acquired businesses.

Six months ended June 30, 2020 compared to June 30, 2019

Revenue

Revenue for the first half of 2020 grew by 1.0% to $342.9 million from $339.5 million in 2019. Same-unit growth of $0.7 million, or 0.2%, was driven by units providing traditional accounting and tax related services which increased by $2.2 million. Same-unit revenue decreased $1.5 million in those units that provide project work and consulting services. Acquired businesses contributed approximately $2.6 million incremental revenue.

Fees earned under the ASAs, as described above, were $92.4 million and $92.0 million for the six months ended June 30, 2020 and 2019, respectively.

Operating Expenses

Operating expenses increased by $3.4 million, or 1.3%, for the six months ended June 30, 2020. Operating expense as a percentage of revenue increased to 77.6% from 77.3% for the prior year period, primarily due to higher personnel costs of $4.8 million.  The increase in personnel costs was attributable to an increase in traditional accounting and tax related services, of which $1.9 million was contributed by acquired businesses. Operating expenses also included higher bad debt expense of $2.2 million as a result of COVID-19 which was offset by lower professional services, travel and discretionary spending of $3.6 million.

Benefits and Insurance Services

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$70,320	$71,876	$(1,556)	(2.2)%
Acquired businesses	3,577	—	3,577
Divested operations	43	251	(208)
Total revenue	$73,940	$72,127	$1,813	2.5%
Operating expenses	61,283	61,075	208	0.3%
Gross margin	$12,657	$11,052	$1,605	14.5%
Gross margin percent	17.1%	15.3%

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$146,104	$148,131	$(2,027)	(1.4)%
Acquired businesses	7,405	—	7,405
Divested operations	43	251	(208)
Total revenue	$153,552	$148,382	$5,170	3.5%
Operating expenses	126,506	122,446	4,060	3.3%
Gross margin	$27,046	$25,936	$1,110	4.3%
Gross margin percent	17.6%	17.5%

Three months ended June 30, 2020 compared to June 30, 2019

Revenue

The Benefits and Insurance Services practice group revenue during the second quarter of 2020 increased by $1.8 million, or 2.5%, to $73.9 million compared to $72.1 million for the same period in 2019. Acquired businesses, net of divestures, contributed $3.4 million in incremental revenue with same-unit revenue decreasing $1.6 million due to lower non-recurring transactional revenue for the second quarter of 2020.

Operating Expenses

Operating expenses increased by $0.2 million, or 0.3%, during the second quarter of 2020. Operating expense as a percentage of revenue decreased to 82.9% from 84.7% of revenue for the same period in 2019, primarily due to higher revenue. Personnel costs increased by $2.2 million which was attributed to acquired businesses. The increase in personnel cost was offset by a decrease of $2.0 million in other professional services, travel and discretionary spending.

Six months ended June 30, 2020 compared to June 30, 2019

Revenue

Revenue for the first half of 2020 increased by $5.2 million, or 3.5%, to $153.6 million compared to $148.4 million for the same period in 2019.  The increase is primarily due to acquired businesses, net of divestitures, contributing $7.2 million in incremental revenue for the first half of 2020, offset by a decrease in same-unit revenue of $2.0 million, or 1.4%, caused by a decrease in non-recurring transactional revenue as well as decrease from our core benefit and insurance services.

Operating Expenses

Operating expenses increased by $4.1 million, or 3.3%, for the six months ended June 30, 2020. Operating expense as a percentage of revenue decreased to 82.4% from 82.5% of revenue for the prior year due to the same factors as discussed above in the quarterly section. Personnel costs increased by $5.8 million with acquisitions contributing $4.1 million to personnel costs. The increase in personnel costs was offset by a decrease of $1.7 million in other professional services, travel and discretionary expenses.

National Practices

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$8,920	$8,998	$(78)	(0.9)%
Operating expenses	7,990	8,204	(214)	(2.6)%
Gross margin	$930	$794	$136	17.1%
Gross margin percent	10.4%	8.8%

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$17,986	$17,597	$389	2.2%
Operating expenses	16,273	16,204	69	0.4%
Gross margin	$1,713	$1,393	$320	23.0%
Gross margin percent	9.5%	7.9%

Three and six months ended June 30, 2020 compared to June 30, 2019

Revenue and Operating Expenses

The National Practices group is primarily driven by a cost-plus contract with a single client, which has existed since 1999. The cost-plus contract is a five year contract with the most recent renewal through December 31, 2023. Revenues from this single client accounted for approximately 75% of the National Practice group’s revenue. For the second quarter and first half of 2020, revenue decreased by $0.1 million, or 0.9%, and increased $0.4 million, or 2.2%, respectively, while operating expenses decreased $0.2 million, or 2.6%, and increased $0.1 million, or 0.4%.

LIQUIDITY

Our principal sources of liquidity are cash generated from operating activities and financing activities. Our cash flows from operating activities are driven primarily by our operating results and changes in our working capital requirements while our cash flows from financing activities are dependent upon our ability to access credit or other capital. We historically maintain low cash levels and apply any available cash to pay down the outstanding debt balance. During the first quarter 2020, we drew $210.0 million on our existing line of credit in response to the evolving COVID-19 pandemic and the uncertainty related to macroeconomic conditions and financial markets. We repaid the $210.0 million in the second quarter as we were generating sufficient cash flow to support our working capital, ongoing operating needs and other general corporate purposes.

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

Accounts receivable balances increase in response to the increase in first quarter revenue generated by the Financial Services practice group. A significant amount of this revenue is billed and collected in subsequent quarters. During the three and six months ended June 30, 2020, we recorded $0.2 million and $2.2 million, respectively, of additional bad debt expense due to the impact caused by the COVID-19 pandemic. Days sales outstanding (“DSO”) from continuing operations represent accounts receivable and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve months daily revenue. We provide DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of our ability to collect on receivables in a timely manner. DSO was 87 days and 90 days at June 30, 2020 and 2019, respectively. DSO at December 31, 2019 was 75 days.

The following table presents selected cash flow information (in thousands). For additional details, refer to the accompanying Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$55,523	$19,580
Net cash provided by (used in) investing activities	12,807	(10,879)
Net cash used in financing activities	(70,560)	(42,076)
Net decrease in cash, cash equivalents and restricted cash	$(2,230)	$(33,375)

Operating Activities

Cash provided by operating activities was $55.5 million during the six months ended June 30, 2020 primarily due to $58.3 million of net income and certain non-cash items, such as depreciation and amortization expense, totaling $18.5 million. This cash inflow was offset by $21.3 million cash used to fund working capital needs. Cash provided by operating activities was $19.6 million during the six months ended June 30, 2019 primarily due to $54.1 million of net income and certain non-cash items, such as depreciation and amortization expense, totaling approximately $15.8 million.  This cash inflow was offset by $50.1 million cash used to fund working capital needs.

Investing Activities

Cash provided by investing activities for the first half of 2020 consisted primarily of proceeds from the sales and maturities of client fund investments of $25.3 million and a net increase in funds held for clients of 3.1 million. This was offset by net cash used in investing activities for business acquisitions of $7.9 million, purchases of client fund investments of $3.4 million and capital expenditures of $5.3 million. Cash used in investing activities for the first half of 2019 consisted primarily of $6.9 million capital expenditures, $3.0 million net activity related to funds held for clients and $1.3 million used for business acquisitions.

The balances in funds held for clients and client fund obligations can fluctuate with the timing of cash receipts and the related cash payments. The nature of these accounts is further described in Note 1, Organization and Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Financing Activities

Cash used in financing activities for the first half of 2020 primarily consisted of $50.8 million net decrease in client fund obligations, $31.1 million used to repurchase our common stock, as well as $6.2 million in contingent consideration payments related to prior acquisitions, partially offset by $14.5 million in net proceeds from additional borrowings under our 2018 credit facility.

Cash used in financing activities for the first half of 2019 primarily consisted of $34.9 million net decrease in client fund obligations, $21.7 million used to repurchase our common stock, as well as $11.7 million in contingent consideration payments related to prior acquisitions, partially offset by $23.5 million in net proceeds from additional borrowings under our 2018 credit facility.

Capital Resources

2018 Credit Facility

At June 30, 2020, we had $120.0 million outstanding under the 2018 credit facility as well as letters of credit and performance guarantees totaling $3.6 million. Available funds under the 2018 credit facility, based on the terms of the commitment, were approximately $270.4 million at June 30, 2020. The weighted average interest rate under the 2018 credit facility was 2.43% in the first half of 2020, compared to 3.20% for the same period in 2019. The 2018 credit facility allows for the allocation of funds for future strategic initiatives, including acquisitions and the repurchase of our common stock, subject to the terms and conditions of the 2018 credit facility.

Debt Covenant Compliance

We are required to meet certain financial covenants with respect to (i) total leverage ratio and (ii) a minimum fixed charge coverage ratio. We are in compliance with our covenants as of June 30, 2020. Our ability to service our debt and to fund future strategic initiatives will depend upon our ability to generate cash in the future.

For further discussion regarding our credit facility and debt, refer to Note 4. Debt and Financing Arrangements, to the accompanying consolidated financial statements.

Use of Capital

During the first half of 2020, we completed three acquisitions. Refer to Note 11, Business Combinations, to the accompanying consolidated financial statements for further discussion on acquisitions. We also have the financing flexibility and the capacity to actively repurchase shares of our common stock. We believe that repurchasing shares of our common stock is a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our stockholders. During the first half of 2020, we repurchased 1.2 million shares of our common stock at a total cost of approximately $31.1 million, but suspended further repurchase activities in mid-March as the COVID-19 pandemic began to have a severe impact on macroeconomic conditions.

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

We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $1.3 million at both June 30, 2020 and December 31, 2019. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at both June 30, 2020 and December 31, 2019 totaled $2.3 million.

We have various agreements under which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by us under such indemnification clauses is generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2020, we are not aware of any material obligations arising under indemnification agreements that would require payment.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our floating rate debt under our 2018 credit facility exposes us to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which we could borrow funds under the credit facility. Balance outstanding under our credit facility at June 30, 2020 was $120.0 million, of which $25.0 million is subject to rate risk. If market rates were to increase or decrease 100 basis points from the levels at June 30, 2020, interest expense would increase or decrease approximately $0.3 million annually.

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

At June 30, 2020, we had four interest rate swaps with notional values, fixed rates of interest and expiration dates of (i) $10.0 million – 1.120% - February 2021, (ii) $20.0 million – 1.770% - May 2022, (iii) $15.0 million – 2.640% - June 2023 and (iv) $50.0 million – 0.885% - April 2025, respectively. Management will continue to evaluate the potential use of interest rate swaps as we deem appropriate under certain operating and market conditions. We do not enter into derivative instruments for trading or speculative purposes.

In connection with the services provided by our payroll operations, funds collected from our clients’ accounts in advance are segregated and may be invested in short-term investments, such as corporate and municipal bonds. In accordance with our investment policy, all investments carry an investment grade rating at the time of the initial acquisition, and are classified as available-for-sale securities. At each respective balance sheet date, these investments are adjusted to fair value with fair value adjustments being recorded to other comprehensive income or loss and reflected in the accompanying Consolidated Statements of Comprehensive Income for the respective period. If an investment is deemed to be impaired due to credit loss, then the adjustment is recorded to “Other income (expense), net” in the accompanying Consolidated Statements of Comprehensive Income. Refer to Note 6. Financial Instruments, and Note 7. Fair Value Measurements, to the accompanying consolidated financial statements for further discussion regarding these investments and the related fair value assessments.

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

(b) Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our current expected credit losses on financial assets measured at amortized cost and properly assessed the impact of the new accounting standard that was adopted on January 1, 2020. There were no significant changes to our internal control over financial reporting due to the adoption of the standard. Refer to Note 2, New Accounting Pronouncements, for further information. We have not experienced any material impact to our internal controls over financial reporting despite the fact that a portion of our employees are working remotely due to the COVID-19 pandemic.

Starting July 1, 2020, we are launching a new cloud-based accounting and financial reporting solution which includes general ledger, accounts payable, and fixed assets applications. As of June 30, 2020, we have successfully performed various end-user acceptance testing, including but not limited to, data validation, security, and employee training. However, the implementation of a new accounting and financial reporting solution could potentially affect the processes that constitute our internal controls over financial reporting and will require testing of such controls for effectiveness in the third quarter 2020.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding certain legal proceedings in which we are involved is incorporated by reference from Note 5, Commitments and Contingencies, to the accompanying consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent sales of unregistered securities – During the first half of 2020, approximately 81 thousand shares of our common stock were issued as payment for contingent consideration for previous acquisitions. The above referenced shares were issued in transactions not involving a public offering in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act. The persons to whom the shares were issued had access to full information about the Company and represented that they acquired the shares for their own account and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold, or otherwise transferred without having first been registered under the Securities Act or pursuant to an exemption from the Securities Act.

(c) Issuer purchases of equity securities - On February 6, 2020, our Board of Directors authorized the continuation of the Share Repurchase Program, which has been renewed annually for the past sixteen years. It is effective beginning April 1, 2020, to which the amount of shares to be purchased will be reset to 5 million, and expires one year from the effective date. The Share Repurchase Program allows us to purchase shares of our common stock (i) in the open market, (ii) in privately negotiated transactions, and (iii) under Rule 10b5-1 trading plans. Privately negotiated transactions may include purchases from our employees, Officers and Directors, in accordance with SEC rules. Rule 10b5-1 trading plans allow for repurchases during periods when we would not normally be active in the trading market due to regulatory restrictions. The Share Repurchase Program does not obligate us to acquire any specific number of shares and may be suspended at any time.

Shares repurchased during the three months ended June 30, 2020 (reported on a trade-date basis) are summarized in the table below (in thousands, except per share data). During the second quarter of 2020, approximately 70 thousand shares were purchased from stock plan recipients in lieu of cash to satisfy certain tax obligations under the 2019 Plan. Average price paid per share includes fees and commissions.

	Issuer Purchases of Equity Securities
Second Quarter Purchases	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
April 1 – April 30, 2020	—	$—	—	5,000
May 1 – May 31, 2020	70	$22.45	70	4,930
June 1 – June 30, 2020	—	$—	—	4,930
Second quarter purchases	70	$22.45	70

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

CBIZ, Inc.
(Registrant)

Date:	August 3, 2020	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer