Form 10-Q
period 2020-09-30
CBIZ, Inc.
filed 2020-11-02
CIK 944148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at October 29, 2020
Common Stock, par value $0.01 per share	54,531,473

CBIZ, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$6,113	$567
Restricted cash	25,275	29,595
Accounts receivable, net	248,886	222,031
Other current assets	21,862	24,325
Current assets before funds held for clients	302,136	276,518
Funds held for clients	123,755	179,502
Total current assets	425,891	456,020
Non-current assets:
Property and equipment, net	41,733	39,412
Goodwill and other intangible assets, net	695,562	654,671
Assets of deferred compensation plan	113,749	106,851
Operating lease right-of-use asset, net	143,880	140,831
Other non-current assets	4,301	2,989
Total non-current assets	999,225	944,754
Total assets	$1,425,116	$1,400,774
LIABILITIES
Current liabilities:
Accounts payable	$50,592	$68,510
Income taxes payable	10,175	57
Accrued personnel costs	55,326	59,898
Contingent purchase price liability	15,430	16,193
Operating lease liability	29,232	29,030
Other current liabilities	14,082	13,218
Current liabilities before client fund obligations	174,837	186,906
Client fund obligations	123,219	179,020
Total current liabilities	298,056	365,926
Non-current liabilities:
Bank debt	110,000	105,500
Debt issuance costs	(897)	(1,167)
Total long-term debt	109,103	104,333
Income taxes payable	3,308	3,053
Deferred income taxes, net	9,332	11,720
Deferred compensation plan obligations	113,749	106,851
Contingent purchase price liability	18,678	15,896
Operating lease liability	139,257	132,018
Other non-current liabilities	15,629	1,739
Total non-current liabilities	409,056	375,610
Total liabilities	707,112	741,536
STOCKHOLDERS' EQUITY
Common stock	1,338	1,331
Additional paid in capital	731,696	714,704
Retained earnings	557,969	479,576
Treasury stock	(570,504)	(535,693)
Accumulated other comprehensive loss	(2,495)	(680)
Total stockholders’ equity	718,004	659,238
Total liabilities and stockholders’ equity	$1,425,116	$1,400,774

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$238,389	$239,790	$752,787	$745,286
Operating expenses	204,760	209,146	613,603	622,790
Gross margin	33,629	30,644	139,184	122,496
Corporate general and administrative expenses	11,339	11,670	32,988	33,916
Operating income	22,290	18,974	106,196	88,580
Other income (expense):
Interest expense	(974)	(1,521)	(4,167)	(4,509)
(Loss) gain on sale of operations, net	(74)	(145)	78	402
Other income, net	5,914	6,767	3,450	12,716
Total other income (expense), net	4,866	5,101	(639)	8,609
Income from continuing operations before income tax expense	27,156	24,075	105,557	97,189
Income tax expense	7,060	6,069	27,120	25,004
Income from continuing operations	20,096	18,006	78,437	72,185
Loss from discontinued operations, net of tax	(19)	(200)	(44)	(318)
Net income	$20,077	$17,806	$78,393	$71,867
Earnings (loss) per share:
Basic:
Continuing operations	$0.37	$0.33	$1.44	$1.33
Discontinued operations	—	—	—	(0.01)
Net income	$0.37	$0.33	$1.44	$1.32
Diluted:
Continuing operations	$0.36	$0.32	$1.41	$1.29
Discontinued operations	—	—	—	(0.01)
Net income	$0.36	$0.32	$1.41	$1.28
Basic weighted average shares outstanding	54,403	54,268	54,372	54,215
Diluted weighted average shares outstanding	55,360	55,816	55,473	55,778
Comprehensive income:
Net income	$20,077	$17,806	$78,393	$71,867
Other comprehensive loss, net of tax	(186)	(129)	(1,815)	(470)
Comprehensive income	$19,891	$17,677	$76,578	$71,397

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

							Accumulated
	Issued			Additional			Other
	Common	Treasury	Common	Paid-In	Retained	Treasury	Comprehensive
	Shares	Shares	Stock	Capital	Earnings	Stock	Loss	Totals
June 30, 2020	133,536	78,881	$1,335	$725,064	$537,892	$(566,762)	$(2,309)	$695,220
Net income	—	—	—	—	20,077	—	—	20,077
Other comprehensive loss	—	—	—	—	—	—	(186)	(186)
Share repurchases	—	165	—	—	—	(3,742)	—	(3,742)
Stock options exercised	115	—	2	1,490	—	—	—	1,492
Stock-based compensation	—	—	—	2,485	—	—	—	2,485
Business acquisitions	108	—	1	2,657	—	—	—	2,658
September 30, 2020	133,759	79,046	$1,338	$731,696	$557,969	$(570,504)	$(2,495)	$718,004

							Accumulated
	Issued			Additional			Other
	Common	Treasury	Common	Paid-In	Retained	Treasury	Comprehensive
	Shares	Shares	Stock	Capital	Earnings	Stock	Loss	Totals
June 30, 2019	132,108	77,428	$1,321	$700,800	$462,923	$(530,262)	$(722)	$634,060
Net income	—	—	—	—	17,806	—	—	17,806
Other comprehensive loss	—	—	—	—	—	—	(129)	(129)
Share repurchases	—	48	—	—	—	(1,094)	—	(1,094)
Stock options exercised	180	—	2	1,810	—	—	—	1,812
Stock-based compensation	—	—	—	1,859	—	—	—	1,859
Business acquisitions	97	—	1	1,981	—	—	—	1,982
September 30, 2019	132,385	77,476	$1,324	$706,450	$480,729	$(531,356)	$(851)	$656,296

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

							Accumulated
	Issued			Additional			Other
	Common	Treasury	Common	Paid-In	Retained	Treasury	Comprehensive
	Shares	Shares	Stock	Capital	Earnings	Stock	Loss	Totals
December 31, 2019	133,056	77,637	$1,331	$714,704	$479,576	$(535,693)	$(680)	$659,238
Net income	—	—	—	—	78,393	—	—	78,393
Other comprehensive loss	—	—	—	—	—	—	(1,815)	(1,815)
Share repurchases	—	1,409	—	—	—	(34,811)	—	(34,811)
Restricted stock	40	—	—	—	—	—	—	—
Stock options exercised	442	—	5	4,714	—	—	—	4,719
Stock-based compensation	—	—	—	6,765	—	—	—	6,765
Business acquisitions	221	—	2	5,513	—	—	—	5,515
September 30, 2020	133,759	79,046	$1,338	$731,696	$557,969	$(570,504)	$(2,495)	$718,004

							Accumulated
	Issued			Additional			Other
	Common	Treasury	Common	Paid-In	Retained	Treasury	Comprehensive
	Shares	Shares	Stock	Capital	Earnings	Stock	Loss	Totals
December 31, 2018	131,404	76,332	$1,314	$692,398	$408,963	$(508,530)	$(482)	$593,663
Cumulative-effect of accounting changes adjustment	—	—	—	—	(101)	—	101	—
Net income	—	—	—	—	71,867	—	—	71,867
Other comprehensive loss	—	—	—	—	—	—	(470)	(470)
Share repurchases	—	1,144	—	—	—	(22,826)	—	(22,826)
Restricted stock	228	—	2	(2)	—	—	—	—
Stock options exercised	558	—	6	4,849	—	—	—	4,855
Stock-based compensation	—	—	—	5,258	—	—	—	5,258
Business acquisitions	195	—	2	3,947	—	—	—	3,949
September 30, 2019	132,385	77,476	$1,324	$706,450	$480,729	$(531,356)	$(851)	$656,296

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$78,393	$71,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	17,277	16,610
Bad debt expense, net of recoveries	3,166	1,974
Adjustment to contingent earnout liability	(80)	322
Stock-based compensation expense	6,765	5,258
Excess tax benefits from share based payment arrangements	(1,674)	(1,999)
Deferred income taxes	(1,809)	3,209
Other, net	310	185
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(27,913)	(54,025)
Other assets	1,823	495
Accounts payable	(18,404)	5,045
Income taxes payable	12,048	8,917
Accrued personnel costs	(4,862)	(9,160)
Other liabilities	16,822	1,020
Operating cash flows provided by continuing operations	81,862	49,718
Operating cash flows used in discontinued operations	(66)	(304)
Net cash provided by operating activities	81,796	49,414
Cash flows from investing activities:
Business acquisitions and purchases of client lists, net of cash acquired	(33,782)	(11,740)
Purchases of client fund investments	(3,447)	(21,171)
Proceeds from the sales and maturities of client fund investments	32,967	17,758
Increase in funds held for clients	3,250	406
Additions to property and equipment, net	(9,486)	(10,279)
Other	1,007	335
Net cash used in investing activities	(9,491)	(24,691)
Cash flows from financing activities:
Proceeds from bank debt	550,454	496,698
Payment of bank debt	(545,954)	(472,198)
Payment for acquisition of treasury stock	(34,123)	(22,826)
Decrease in client funds obligations	(57,517)	(45,818)
Proceeds from exercise of stock options	4,719	4,855
Payment of contingent consideration for acquisitions	(11,242)	(16,850)
Other, net	(395)	(334)
Net cash used in financing activities	(94,058)	(56,473)
Net decrease in cash, cash equivalents and restricted cash	(21,753)	(31,750)
Cash, cash equivalents and restricted cash at beginning of year	146,505	130,554
Cash, cash equivalents and restricted cash at end of period	$124,752	$98,804

Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$6,113	$2,723
Restricted cash	25,275	35,739
Cash equivalents included in funds held for clients	93,364	60,342
Total cash, cash equivalents and restricted cash	$124,752	$98,804

See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Selected Terms Used in Notes to the Consolidated Financial Statements

ASA – Administrative Service Agreement

ASC – Accounting Standards Codification

ASU – Accounting Standards Update

CECL– Current expected credit losses

CPA firm – Certified Public Accounting firm

FASB – The Financial Accounting Standards Board

GAAP – United States Generally Accepted Accounting Principles

LIBOR – London Interbank Offered Rate

SEC – United States Securities and Exchange Commission

Topic 326 – ASU No. 2016-13, Financial Instruments – Credit Losses

Description of Business: CBIZ, Inc. is a diversified services company which, acting through its subsidiaries, has been providing professional business services since 1996, primarily to small and medium-sized businesses, as well as individuals, governmental entities, and not-for-profit enterprises throughout the United States and parts of Canada. CBIZ, Inc. manages and reports its operations along three practice groups: Financial Services, Benefits and Insurance Services and National Practices. A further description of products and services offered by each of the practice groups is provided in Note 13. Segment Disclosures, to the accompanying consolidated financial statements.

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

We considered the impact of the COVID-19 pandemic, the resulting macroeconomic conditions, client’s location, industry, and financial position in our estimation of the allowance for doubtful accounts.  During the nine month period ended September 30, 2020, we recorded bad debt expense due to the COVID-19 pandemic of $2.2 million. We did not recognize any bad debt expense related to the COVID-19 pandemic for the three month period ended September 30, 2020.

Accounts receivable, net, at September 30, 2020 and December 31, 2019 were as follows (in thousands):

	September 30,	December 31,
	2020	2019
Trade accounts receivable	$173,980	$176,375
Unbilled revenue, at net realizable value	89,851	60,035
Total accounts receivable	263,831	236,410
Allowance for doubtful accounts	(14,945)	(14,379)
Accounts receivable, net	$248,886	$222,031

Changes to the allowance for doubtful accounts for the nine months ended September 30, 2020 are as follows (in thousands):

September 30,
2020
Balance at beginning of period	$(14,379)
Provision for losses	(6,658)
Charge-offs, net of recoveries	6,092
Allowance for doubtful accounts	$(14,945)

Note 4. Debt and Financing Arrangements

2018 Credit Facility - Our primary financing arrangement is the $400 million unsecured credit facility (the “2018 credit facility” or the “credit facility”), which provides us with the capital necessary to meet our working capital needs as well as the flexibility to continue with our strategic initiatives, including business acquisitions and share repurchases. The 2018 credit facility matures in 2023. The balance outstanding under the 2018 credit facility was $110.0 million and $105.5 million at September 30, 2020 and December 31, 2019, respectively. Effective interest rates, including the impact of interest rate swaps associated with the 2018 credit facility, were as follows:

	Nine Months Ended
	September 30,
	2020	2019
Weighted average rates	2.46%	3.16%
Range of effective rates	1.10% - 4.75%	2.12% - 5.50%

We had approximately $284.0 million of available funds under the credit facility at September 30, 2020, net of outstanding letters of credit of $1.7 million. As of September 30, 2020, we were in compliance with our debt covenants.

Other Line of Credit - We have an unsecured $20.0 million line of credit by and among CBIZ Benefits and Insurance, Inc. and the Huntington National Bank. We utilize this line to support our short-term funding requirements of payroll client fund obligations due to the investment of client funds, rather than liquidating client funds that have already been invested in available-for-sale securities. The line of credit, which was renewed on August 6, 2020 and will terminate on August 5, 2021, did not have a balance outstanding at September 30, 2020. Refer to our Annual Report on Form 10-K for the year ended December 31, 2019 for additional details of our debt and financing arrangements.

Interest Expense - Interest expense, including amortization of deferred financing costs, commitment fees, line of credit fees, and other applicable bank charges, was as follows (in thousands):

	Three Months Ended September 30,
	2020	2019
2018 credit facility	$955	$1,498
Other	19	23
Total	$974	$1,521

	Nine Months Ended September 30,
	2020	2019
2018 credit facility	$4,112	$4,444
Other line of credit	1	—
Other	54	65
Total	$4,167	$4,509

Note 5. Commitments and Contingencies

Letters of Credit and Guarantees - We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $1.7 million and $1.3 million at September 30, 2020 and December 31, 2019, respectively. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.3 million at September 30, 2020 and December 31, 2019, respectively.

Legal Proceedings - In 2010, CBIZ, Inc. and its subsidiary, CBIZ MHM, LLC (formally, CBIZ Accounting, Tax & Advisory Services, LLC) (the “CBIZ Parties”), were named as defendants in lawsuits filed in the U.S. District Court for the District of Arizona and the Superior Court for Maricopa County, Arizona. The federal court case is captioned Robert Facciola, et al v. Greenberg Traurig LLP, et al, and the state court cases are captioned Victims Recovery, LLC v. Greenberg Traurig LLP, et al, Roger Ashkenazi, et al v. Greenberg Traurig LLP, et al, Mary Marsh, et al v. Greenberg Traurig LLP, et al; and ML Liquidating Trust v. Mayer Hoffman McCann, P.C. (“Mayer Hoffman”), et al. Prior to these suits CBIZ MHM, LLC was named as a defendant in Jeffrey C. Stone v. Greenberg Traurig LLP, et al.

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

On September 16, 2016, CBIZ, Inc. and its subsidiary CBIZ Benefits & Insurance Services, Inc. (“CBIZ Benefits”) were named as defendants in a lawsuit filed in the U.S. District Court for the Western District of Pennsylvania. The federal court case is brought by UPMC, d/b/a University of Pittsburgh Medical Center, and a health system it acquired, UPMC Altoona (formerly, Altoona Regional Health System).  The lawsuit asserts professional negligence, breach of contract, and negligent misrepresentation claims against CBIZ, CBIZ Benefits and a former employee of CBIZ Benefits in connection with actuarial services provided by CBIZ Benefits to Altoona Regional Health System. The plaintiff now seeks compensatory damages of between $124.0 million and $266.0 million, plus punitive damages. The Court denied CBIZ Benefits’ motion for a summary judgment and trial is set for March 2021.

On December 19, 2016, CBIZ Operations, Inc. (“CBIZ Operations”) was named as a defendant in a lawsuit filed by Zotec Partners, LLC (“Zotec”) in the Marion County Indiana Superior Court.  After various amendments, the lawsuit asserts claims under Indiana law for securities, statutory and common law fraud or deception, unjust enrichment, breach of contract, and vicarious liability against CBIZ Operations and a former employee of CBIZ MMP in connection with the sale of the CBIZ MMP medical billing practice to Zotec. The plaintiff claims that CBIZ Operations had a duty to disclose the fact, unknown to employees of CBIZ Operations at the time of the transaction, that the former employee had a financial arrangement with a Zotec vendor at the time CBIZ Operations sold CBIZ MMP to Zotec. The plaintiff is now seeking damages of up to $177.0 million out of the $200.0 million transaction price. The Company believes we have strong defenses to these claims and damages demanded. Trial is set for March 2021.

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

Note 6. Financial Instruments

Available-For-Sale Debt Securities - In connection with certain services provided by our payroll operations, we collect funds from our clients’ accounts in advance of paying client obligations. These funds held for clients are segregated and invested in accordance with our investment policy, which requires all investments carry an investment grade rating at the time of initial investment. These investments, primarily consisting of corporate and municipal bonds and US treasury bills, are classified as available-for-sale and are included in the “Funds held for clients” line item on the accompanying Consolidated Balance Sheets. The par value of these investments totaled $29.4 million and $58.9 million at September 30, 2020 and December 31, 2019, respectively, and had maturity or callable dates ranging from October 2020 through November 2024.

At September 30, 2020, unrealized losses on the securities totaling $0.1 million have not been recognized as a credit loss because the bonds are investment grade quality and management is not required or does not intend to sell prior to an expected recovery in value. The bond issuers continue to make timely principal and interest payments.

The following table summarizes activities related to these investments for the nine months ended September 30,     2020 and the twelve months ended December 31, 2019 (in thousands):

	Nine Months Ended	Twelve Months Ended
	September 30, 2020	December 31, 2019
Fair value at beginning of period	$60,659	$56,556
Purchases	3,447	27,216
Redemptions	(22,078)	(1,686)
Maturities	(10,889)	(22,272)
Decrease in bond premium	(750)	(460)
Fair market value adjustment	2	1,305
Fair value at end of period	$30,391	$60,659

In addition to the available-for-sale securities discussed above, we also held certified deposits and other depository assets in the amount of $2.5 million at December 31, 2019. We did not have any depository items at September 30, 2020.

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

As of September 30, 2020, we have four interest rate swaps outstanding. Under the terms of the interest rate swaps, we pay interest at a fixed rate of interest plus applicable margin as stated in the agreement, and receive interest that varies with the one-month LIBOR. The notional value, fixed rate of interest and expiration date of each interest rate swap as of September 30, 2020 was (i) $10 million – 1.120% - February 2021, (ii) $20 million – 1.770% - May 2022, (iii) $15 million – 2.640% - June 2023 and (iv) $50 million - 0.885% - April 2025. Refer to Note 7. Fair Value Measurements, for additional disclosures regarding fair value measurements.

The following table summarizes our outstanding interest rate swaps and their classification in the accompanying Consolidated Balance Sheets at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
	Notional	Fair
	Amount	Value	Balance Sheet Location
Interest rate swaps	$10,000	$(37)	Other current liability
Interest rate swaps	$85,000	$(2,878)	Other non-current liabilities
	December 31, 2019
	Notional	Fair
	Amount	Value	Balance Sheet Location
Interest rate swap	$25,000	$66	Other current assets
Interest rate swaps	$45,000	$(591)	Other non-current liabilities

The following table summarizes the effects of the interest rate swaps on the accompanying Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Loss Recognized in AOCL, net of tax		(Loss) Gain Reclassified from AOCL into Expense
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest rate swap	$(136)	$(194)	$(293)	$98

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest rate swap	$(1,796)	$(1,351)	$(676)	$371

Note 7. Fair Value Measurements

The following table summarizes our assets and (liabilities) at September 30, 2020 and December 31, 2019, respectively, that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (in thousands):

	Level	September 30, 2020	December 31, 2019
Deferred compensation plan assets	1	$113,749	$106,851
Available-for-sale debt securities	1	30,391	60,659
Deferred compensation plan liabilities	1	(113,749)	(106,851)
Interest rate swaps	2	(2,915)	(525)
Contingent purchase price liabilities	3	(34,108)	(32,089)

During the nine months ended September 30, 2020 and 2019, there were no transfers between the valuation hierarchy Levels 1, 2 and 3. The following table summarizes the change in Level 3 fair values of our contingent purchase price liabilities for the nine months ended September 30, 2020 and 2019 (pre-tax basis) (in thousands):

	2020	2019
Beginning balance – January 1	$(32,089)	$(39,708)
Additions from business acquisitions	(14,953)	(10,150)
Settlement of contingent purchase price liabilities	12,854	18,311
Change in fair value of contingencies	612	222
Change in net present value of contingencies	(532)	(544)
Ending balance – September 30	$(34,108)	$(31,869)

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

We probability weight risk-adjusted estimates of future performance of acquired businesses, then calculate the contingent purchase price based on the estimates and discount them to present value representing management’s best estimate of fair value. The fair value of the contingent purchase price liabilities are reassessed quarterly based on assumptions provided by practice group leaders and business unit controllers together with our corporate finance department. Any change in the fair value estimate is recorded in the earnings of that period. Refer to Note 11. Business Combinations, for further discussion of our acquisitions and contingent purchase price liabilities.

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

Note 8. Other Comprehensive LOSS

The following table is a summary of other comprehensive loss and discloses the tax impact of each component of other comprehensive loss for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net unrealized (loss) gain on available-for-sale securities, net of income taxes (1)	$(46)	$72	$(1)	$894
Net unrealized loss on interest rate swaps, net of income taxes (2)	(136)	(194)	(1,796)	(1,351)
Foreign currency translation	(4)	(7)	(18)	(13)
Total other comprehensive loss	$(186)	$(129)	$(1,815)	$(470)

(1)

Net of income tax (benefit) expense of ($17) and $27 for the three months ended September 30, 2020 and 2019, respectively, and net of income tax expense of $2 and $331 for the nine months ended September 30, 2020 and 2019, respectively.

(2)

Net of income tax benefit of $45 and $61 for the three months ended September 30, 2020 and 2019, respectively, and net of income tax benefit of $579 and $419 for the nine months ended September 30, 2020 and 2019, respectively.

Accumulated other comprehensive loss, net of tax, was approximately $2.5 million and $0.7 million as of September 30, 2020 and December 31, 2019, respectively. Accumulated other comprehensive loss consisted of adjustments, net of tax, for unrealized gains and losses on available-for-sale securities and interest rate swaps, and foreign currency translation.

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

Compensation expense for stock-based awards recognized during the three and nine months ended September 30, 2020 and 2019 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Stock options	$615	$425	$1,403	$1,423
Restricted stock units and awards	1,266	1,146	3,761	3,228
Performance share units	604	288	1,601	607
Total stock-based compensation expense	$2,485	$1,859	$6,765	$5,258

Stock Options and Restricted Stock Units and Awards – The following table presents our stock options and restricted stock units and awards activity during the nine months ended September 30, 2020 (in thousands, except per share data):

	Stock Options		Restricted Stock Units and Awards
	Number of Options	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant-Date Fair Value (1)
Outstanding at beginning of year	2,412	$13.58	577	$17.87
Granted	50	$24.62	178	$24.48
Exercised or released	(442)	$10.68	(276)	$16.74
Expired or canceled	(8)	$18.15	(9)	$20.96
Outstanding at September 30, 2020	2,012	$14.47	470	$20.97
Exercisable at September 30, 2020	1,540	$13.34

(1)	Represents weighted average market value of the shares; awards are granted at no cost to the recipients.

CBIZ utilized the Black-Scholes-Merton options pricing model to determine the fair value of stock options on the date of grant. The per-share fair value of stock options granted on August 6, 2020 was $5.79.

The following weighted average assumptions were utilized:

Nine Months Ended September 30, 2020
Expected volatility (1)	27.27%
Expected option life (years) (2)	4.67
Risk-free interest rate (3)	0.19%
Expected dividend yield (4)	0.00%

(1)	The expected volatility assumption was determined based upon the historical volatility of CBIZ’s stock price, using daily price intervals.
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

Performance Share Units (“PSUs”) – PSUs are earned based on our financial performance over a contractual term of three years and the associated expense is recognized over that period based on the fair value of the award. A three-year cliff vesting schedule of the PSUs is dependent upon the Company’s performance relative to pre-established goals based on an earnings per share target (weighted 70%) and total growth in revenue (weighted 30%). The fair value of PSUs is calculated using the market value of a share of our common stock on the date of grant. For performance achieved above specified levels, the recipient may earn additional shares of stock, not to exceed 200% of the number of PSUs initially granted.

The following table presents our PSU award activity during the nine months ended September 30, 2020 (in thousands, except per share data):

	Performance Share Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding at beginning of year	200	$19.82
Granted	132	$25.75
Vested	—	$—
Adjustments for performance results	—	$—
Canceled	(8)	$22.14
Outstanding at September 30, 2020	324	$22.17

Note 10. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the three and nine months ended September 30, 2020 and 2019 (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Income from continuing operations	$20,096	$18,006	$78,437	$72,185
Denominator:
Basic
Weighted average common shares outstanding	54,403	54,268	54,372	54,215
Diluted
Stock options (1)	738	1,279	825	1,267
Restricted stock awards (1)	135	185	192	212
Contingent shares (2)	84	84	84	84
Diluted weighted average common shares outstanding (3)	55,360	55,816	55,473	55,778
Basic earnings per share from continuing operations	$0.37	$0.33	$1.44	$1.33
Diluted earnings per share from continuing operations	$0.36	$0.32	$1.41	$1.29

(1)

A total of 0.3 million and 0.2 million share based awards were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2020, respectively, and a total of 0.5 million and 0.5 million share based awards were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2019, respectively, as their effect would be anti-dilutive.

(2)

Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by us once future considerations have been met. Refer to Note 11. Business Combinations, for further details.

(3)

The denominator used in calculating diluted earnings per share did not include 0.3 million performance share units for both the three and nine months ended September 30, 2020, and the denominator used in calculating diluted earnings per share did not include 0.2 million performance share units for both the three and nine months ended September 30, 2019. The performance conditions associated with these performance share units were not met and consequently none of these performance share units were considered as issuable for the three and nine months ended September 30, 2020 and 2019.

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

During the nine months ended September 30, 2020, we completed the following acquisitions:

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

•

Effective July 1, 2020, we acquired substantially all the assets of Prince-Wood Insurance, L.L.C. (“PWI”), a provider of financial, insurance and advisory services based in Woodbridge, Virginia. Operating results will be reported in the Benefits and Insurance practice group.

•

Effective September 1, 2020, we acquired substantially all the assets of ARC Consulting LLC and ARC Placement Group LLC (collectively “ARC”), a provider of financial, insurance and advisory services based in San Francisco, California. Operating results will be reported in the Financial Services practice group.

Aggregate consideration for these acquisitions consisted of approximately $35.5 million in cash, $3.5 million in our common stock and $16.3 million in contingent consideration. Under the terms of the acquisition agreements, a portion of the purchase price is contingent on future performance of the business acquired. The maximum potential undiscounted amount of all future payments for 2020 acquisitions that we could be required to make under the contingent arrangements is $18.7 million. As of September 30, 2020, the aggregated fair value of contingent consideration related to these acquisitions was $16.4 million, of which $5.0 million was recorded in Contingent purchase price liability – current and $11.4 million was recorded in Contingent purchase price liability – non-current in the accompanying Consolidated Balance Sheets at September 30, 2020. Refer to Note 7. Fair Value Measurements, for additional information regarding contingent purchase price liability fair value and fair value adjustments.

Annualized revenue from the acquired businesses is estimated to be approximately $24.6 million. Pro forma results of operations for these acquisitions have not been presented because the effects of the acquisitions were not significant to our Income from continuing operations before income taxes.

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

•

Effective July 1, 2019, we acquired substantially all of the assets of Gavion, LLC (“Gavion”), a registered investment advisor based in Memphis, Tennessee. Gavion provides investment-consulting services to a diverse base of institutional clients. Gavion is included as a component of our Benefit and Insurance Services practice group.

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

Aggregated consideration for these six acquisitions consisted of approximately $19.4 million in cash (including $6.9 million acquired client funds and $0.8 million cash acquired), $2.0 million in our common stock, and $11.2 million in contingent considerations. The maximum potential undiscounted amount of all future payments for 2019 acquisitions that we could be required to make under the contingent arrangements is $11.6 million. As of September 30, 2019, the aggregated fair value of the contingent considerations related to these acquisitions was $10.3 million, of which $2.9 million was recorded in Contingent purchase price liability – current and $7.4 million was recorded in Contingent purchase price liability – non-current in the accompanying Consolidated Balance Sheets at September 30, 2019. Refer to Note 7. Fair Value Measurements, for additional information regarding contingent purchase price liability fair value and fair value adjustments.

Annualized aggregated revenue for these acquisitions is estimated to be approximately $17.4 million. Pro forma results of operations for these acquisitions are not presented because the effects of these acquisitions were not significant either individually or in aggregate to our consolidated Income from continuing operations before income taxes.

The following table summarizes the amounts of identifiable assets acquired, liabilities assumed and aggregate purchase price for the acquisitions for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Cash	$233	$826
Accounts receivable	3,314	1,843
Funds held for clients	1,716	6,878
Operating lease right-of-use asset, net	1,427	2,789
Other assets	250	99
Identifiable intangible assets	4,788	7,725
Operating lease liability - current	(408)	(1,013)
Other current liabilities	(1,856)	(2,245)
Operating lease liability - noncurrent	(1,019)	(1,776)
Client fund obligations	(1,716)	(6,878)
Total identifiable net assets	$6,729	$8,248
Goodwill	48,584	24,369
Aggregate purchase price	$55,313	$32,617

The goodwill of $48.6 million and $24.4 million arising from the acquisitions for the nine months ended September 30, 2020 and 2019, respectively, primarily results from expected future earnings and cash flows from the existing management team, as well as the synergies created by the integration of the new business within our organization, including cross-selling opportunities expected with our Financial Services practice group and the Benefits and Insurance Services practice group, to help strengthen our existing service offerings and expand our market position. All of the goodwill is deductible for income tax purposes.

Acquisition of Client Lists - During the nine months ended September 30, 2020, we purchased two client lists reported in the Benefits and Insurance Services practice group and one client list reported in the Financial Services practice group for total consideration of $0.6 million, of which $0.3 million is contingent.  During the nine months ended September 30, 2019, we purchased one client list, reported in the Benefits and Insurance Services practice group, for $0.3 million, which included $0.2 million in contingent consideration.

Change in Contingent Purchase Price Liability for Previous Acquisitions - During the nine months ended September 30, 2020 and 2019, the fair value of the contingent purchase price liability related to prior acquisitions decreased by $0.1 million and increased by $0.3 million, respectively. The change in fair value during the nine months ended September 30, 2020 is mostly attributable to the change in stock price related to the mark-to-market adjustment of future common stock issuances offset by net present value adjustments. The change in fair value during the nine months ended September 30, 2019 is mostly attributable to the change in stock price related to the mark-to-market adjustment of future common stock issuances and net present value adjustments, offset by subsequent measurement adjustments based on future results of the acquired businesses. These adjustments are included in Other income (expense), net in the accompanying Consolidated Statements of Comprehensive Income.

Contingent Payments for Previous Business Acquisitions and Client Lists - We paid $10.9 million in cash and issued approximately 0.1 million shares of our common stock during the nine months ended September 30, 2020 for previous acquisitions. For the same period in 2019, we paid $16.3 million in cash and issued approximately 0.1 million shares of our common stock for previous acquisitions. During the nine months ended September 30, 2020 and 2019, we paid approximately $0.5 million and $0.7 million, respectively, in cash for previous client list purchases.

Note 12. Divestitures

Divested operations and assets that do not qualify for treatment as discontinued operations are recorded as “Gain on sale of operations, net” in the accompanying Consolidated Statements of Comprehensive Income. We recorded a gain of $0.1 million during the nine months ended September 30, 2020 related to a small book of business in the Benefits and Insurance Practice and a small accounting firm in the Financial Services practice group. We recorded a gain of $0.4 million during the nine months ended September 30, 2019 related to a small accounting firm in the Financial Services practice group.

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

Segment information for the three and nine months ended September 30, 2020 and 2019 is presented below. We do not manage our assets on a segment basis, therefore segment assets are not presented below.

The following table disaggregates our revenue by source (in thousands):

	Three Months Ended September 30, 2020
	Financial	Benefits &	National
	Services	Insurance	Practices	Consolidated
Accounting, tax, advisory and consulting	$155,499	$—	$—	$155,499
Core Benefits and Insurance Services	—	71,497	—	71,497
Non-core Benefits and Insurance Services	—	2,384	—	2,384
Managed networking, hardware services	—	—	6,592	6,592
National Practices consulting	—	—	2,417	2,417
Total revenue	$155,499	$73,881	$9,009	$238,389

	Three Months Ended September 30, 2019
	Financial	Benefits &	National
	Services	Insurance	Practices	Consolidated
Accounting, tax, advisory and consulting	$153,794	$—	$—	$153,794
Core Benefits and Insurance	—	73,409	—	73,409
Non-core Benefits and Insurance	—	3,551	—	3,551
Managed networking, hardware services	—	—	6,553	6,553
National Practices consulting	—	—	2,483	2,483
Total revenue	$153,794	$76,960	$9,036	$239,790

	Nine Months Ended September 30, 2020
	Financial	Benefits &	National
	Services	Insurance	Practices	Consolidated
Accounting, tax, advisory and consulting	$498,359	$—	$—	$498,359
Core Benefits and Insurance Services	—	219,362	—	219,362
Non-core Benefits and Insurance Services	—	8,071	—	8,071
Managed networking, hardware services	—	—	19,748	19,748
National Practices consulting	—	—	7,247	7,247
Total revenue	$498,359	$227,433	$26,995	$752,787

	Nine Months Ended September 30, 2019
	Financial	Benefits &	National
	Services	Insurance	Practices	Consolidated
Accounting, tax, advisory and consulting	$493,311	$—	$—	$493,311
Core Benefits and Insurance Services	—	216,394	—	216,394
Non-core Benefits and Insurance Services	—	8,948	—	8,948
Managed networking, hardware services	—	—	19,499	19,499
National Practices consulting	—	—	7,134	7,134
Total revenue	$493,311	$225,342	$26,633	$745,286

Segment information for the three months ended September 30, 2020 and 2019 was as follows (in thousands):

	Three Months Ended September 30, 2020
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$155,499	$73,881	$9,009	$—	$238,389
Operating expenses	129,922	62,013	8,070	4,755	204,760
Gross margin	25,577	11,868	939	(4,755)	33,629
Corporate general & admin	—	—	—	11,339	11,339
Operating income (loss)	25,577	11,868	939	(16,094)	22,290
Other income (expense):
Interest expense	—	(10)	—	(964)	(974)
Gain (loss) on sale of operations, net	(76)	2	—	—	(74)
Other income, net	(14)	(36)	—	5,964	5,914
Total other income (expense)	(90)	(44)	0	5,000	4,866
Income (loss) from continuing operations before income tax expense	$25,487	$11,824	$939	$(11,094)	$27,156

	Three Months Ended September 30, 2019
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$153,794	$76,960	$9,036	$—	$239,790
Operating expenses	128,231	63,390	8,104	9,421	209,146
Gross margin	25,563	13,570	932	(9,421)	30,644
Corporate general & admin	—	—	—	11,670	11,670
Operating income (loss)	25,563	13,570	932	(21,091)	18,974
Other income (expense):
Interest expense	—	(14)	—	(1,507)	(1,521)
Gain (loss) on sale of operations, net	16	—	—	(161)	(145)
Other income, net	14	9	—	6,744	6,767
Total other income (expense)	30	(5)	0	5,076	5,101
Income (loss) from continuing operations before income tax expense	$25,593	$13,565	$932	$(16,015)	$24,075

Segment information for the nine months ended September 30, 2020 and 2019 was as follows (in thousands):

	Nine Months Ended September 30, 2020
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$498,359	$227,433	$26,995	$—	$752,787
Operating expenses	395,937	188,519	24,343	4,804	613,603
Gross margin	102,422	38,914	2,652	(4,804)	139,184
Corporate general & admin	—	—	—	32,988	32,988
Operating income (loss)	102,422	38,914	2,652	(37,792)	106,196
Other income:
Interest expense	—	(30)	—	(4,137)	(4,167)
Gain (loss) on sale of operations, net	(25)	103	—	—	78
Other (expense) income, net	32	190	1	3,227	3,450
Total other income	7	263	1	(910)	(639)
Income (loss) from continuing operations before income tax expense	$102,429	$39,177	$2,653	$(38,702)	$105,557

	Nine Months Ended September 30, 2019
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$493,311	$225,342	$26,633	$—	$745,286
Operating expenses	390,847	185,836	24,308	21,799	622,790
Gross margin	102,464	39,506	2,325	(21,799)	122,496
Corporate general & admin	—	—	—	33,916	33,916
Operating income (loss)	102,464	39,506	2,325	(55,715)	88,580
Other income:
Interest expense	—	(38)	—	(4,471)	(4,509)
Gain (loss) on sale of operations, net	563	—	—	(161)	402
Other (expense) income, net	(188)	204	1	12,699	12,716
Total other income	375	166	1	8,067	8,609
Income (loss) from continuing operations before income tax expense	$102,839	$39,672	$2,326	$(47,648)	$97,189

NOTE 14. LEASES

We determine if a contract is a lease at inception.  We have leases for office space and facilities, automobiles, and certain information technology equipment.  All of our leases are classified as operating leases and the majority of which are for office space and facilities.

Supplemental balance sheet information related to the Company’s operating leases as of September 30, 2020 and December 31, 2019 was as follows (in thousands):

	September 30, 2020	December 31, 2019
Weighted-average remaining lease term	6.8 years	6.9 years
Weighted-average discount rate	3.7%	3.6%

The components of lease expense and other lease information as of and during the three-month period ended September 30, 2020 and 2019 are as follows (in thousands):

	September 30, 2020	September 30, 2019
Operating lease cost	$8,329	$9,406
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$7,773	$9,535

The components of lease expense and other lease information as of and during the nine-month period ended September 30, 2020 and 2019 are as follows (in thousands):

	September 30, 2020	September 30, 2019
Operating lease cost	$26,006	$27,864
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$26,575	$27,994

Our leases have remaining lease terms of 1 year to 11 years. These leases generally contain renewal options for periods ranging from two to five years. Because the Company is not reasonably certain to exercise these renewal options, the options are not considered in determining the lease term, and associated potential option payments are excluded from lease payments.

A number of leased properties are owned indirectly by and leased from persons employed by the Company, none of whom are members of our senior management. In the aggregate, for the three and nine month periods ending September 30, 2020 and 2019, we made lease payments to those related parties of approximately $0.6 million and $0.6 million, respectively, and $1.7 million and $1.8 million, respectively.

The following table summarizes the maturity of our operating lease liabilities as of September 30, 2020 (in thousands):

Operating Leases
2020	$8,973
2021	35,003
2022	28,666
2023	26,258
2024	23,081
Thereafter	69,278
Total undiscounted lease payments	191,259
Less: imputed interest	(22,770)
Total lease liabilities	$168,489

The following table summarizes the maturity of our operating lease commitments as of December 31, 2019 (in thousands):

Operating Leases
2020	$34,775
2021	32,371
2022	26,112
2023	24,273
2024	21,578
Thereafter	67,025
Total undiscounted lease payments	206,134
Less: imputed interest	(45,086)
Total lease liabilities	$161,048

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we”, “us”, “our”, "CBIZ" or the "Company" shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.

The following discussion is intended to assist in the understanding of our financial position at September 30, 2020 and December 31, 2019, results of operations for the three months and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019, and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2019. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” included in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2019.

Overview

We provide professional business services, products and solutions that help our clients grow and succeed by better managing their finances and employees. These services are provided to businesses of various sizes, as well as individuals, governmental entities and not-for-profit enterprises throughout the United States and parts of Canada. We deliver integrated services through three practice groups: Financial Services, Benefits and Insurance Services, and National Practices. Refer to Note 13. Segment Disclosures, to the accompanying consolidated financial statements for a general description of services provided by each practice group.

Refer to the Annual Report on Form 10-K for the year ended December 31, 2019 for further discussion of our business and strategies, as well as the external relationships and regulatory factors that currently impact our operations.

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic as the disease spread throughout the world. As a provider of essential services, our primary concern is protecting the health and safety of our employees and the communities in which we operate while assuring the continuity of our business operations to serve our clients’ needs. The conditions surrounding the COVID-19 pandemic remain highly uncertain. The longer the pandemic and the governmental response remains impactful to economic activities in the United States and globally, the higher the possibility for a material adverse effect on our company. For this reason, we cannot reasonably estimate with any degree of certainty the future impact the COVID-19 pandemic may have on our results of operations, financial position, and liquidity. Nonetheless, the recurring and essential nature of the majority of our business services provides stability to our financial results, and through the third quarter of 2020, there has been no material adverse impact on our financial results. However, the noticeable increase in unemployment within our client base may impact volumes and demands for certain of our services.

Starting in late February, we began to take a variety of measures to ensure the ongoing performance of our services to our clients while taking the necessary health and safety actions consistent with CDC guidelines. As the COVID-19 situation evolved, these actions ultimately included bans on business travel, a migration to remote work conditions and multi-stage plans to bring our employees safely back to our offices. Our workforce is accustomed to remote work conditions and is equipped to continue to serve client needs throughout this period of time.

The widespread nature of these health related actions and the impact of these measures on the economy created financial distress within our small and medium-size business client base and could cause a slowdown, write-down or write-off in client payments to us as a result. As a precautionary measure, on March 25, 2020, we borrowed $210.0 million of the available capacity on our 2018 credit facility to preserve flexibility during this period of disruption and uncertainty. On May 21, 2020, we repaid $210.0 million that was borrowed during the first quarter. At September 30, 2020, we have unrestricted cash and cash equivalents of $6.1 million, a balance outstanding under our credit facility of $110.0 million and available funds under credit facility of approximately $284.0 million. We have taken a number of measures to control costs and expenditures including temporarily suspending share repurchase activity during the second quarter and part of the third quarter of 2020. The high degree of uncertainty, coupled with the challenges of remote work conditions, has caused a slowdown in acquisition activity as we work with potential acquisition candidates to assess next steps. We believe that we have ample liquidity, and we believe we are in strong financial condition at September 30, 2020; however, depending upon the severity and duration, the COVID-19 pandemic presents potential risks to our business, which could have a material adverse effect on our results of operation and financial condition.

Executive Summary

Revenue for the three months ended September 30, 2020 decreased $1.4 million, or 0.6%, to $238.4 million from $239.8 million for the same period in 2019. The decrease was mainly attributable to lower same-unit revenue of $4.8 million, or 2.0%. Revenue from newly acquired operations, net of divestitures, contributed $3.4 million, or 1.4%, of incremental revenue for the three months ended September 30, 2020.

Revenue for the nine months ended September 30, 2020 increased $7.5 million, or 1.0%, to $752.8 million from $745.3 million for the same period in 2019. The increase in revenue was mainly attributable to revenue from newly acquired operations, net of divestitures, which contributed $13.2 million, or 1.8%, of the growth.  Same-unit revenue decreased $5.7 million, or 0.8%. A detailed discussion of revenue by practice group is included under “Operating Practice Groups”.

Income from continuing operations was $20.1 million, or $0.36 per diluted share, in the third quarter of 2020, compared to $18.0 million, or $0.32 per diluted share, in the third quarter of 2019. For the nine months ended September 30, 2020 income from continuing operations was $78.4 million, or $1.41 per diluted share, compared to $72.2 million, or $1.29 per diluted share, for the same period in 2019. Refer to “Results of Operations – Continuing Operations” for a detailed discussion of the components of income from continuing operations.

Strategic Use of Capital

We completed five acquisitions during the nine months ended September 30, 2020. Refer to Note 11. Business Combinations, to the accompanying consolidated financial statements for further discussion of acquisitions.

We also have the financing flexibility and the capacity to actively repurchase shares of our common stock. We believe that repurchasing shares of our common stock can be a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our stockholders. We repurchased 1.4 million shares of our common stock at a total cost of approximately $34.8 million in the nine months ended September 30, 2020.

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

Results of Operations – Continuing Operations

Revenue

The following tables summarize total revenue for the three and nine months ended September 30, 2020 and 2019 (in thousands except percentages).

	Three Months Ended September 30,
	2020	% of Total	2019	% of Total	$ Change	% Change
Financial Services	$155,499	65.2%	$153,794	64.1%	$1,705	1.1%
Benefits and Insurance Services	73,881	31.0%	76,960	32.1%	(3,079)	(4.0)%
National Practices	9,009	3.8%	9,036	3.8%	(27)	(0.3)%
Total CBIZ	$238,389	100.0%	$239,790	100.0%	$(1,401)	(0.6)%

	Nine Months Ended September 30,
	2020	% of Total	2019	% of Total	$ Change	% Change
Financial Services	$498,359	66.2%	$493,311	66.2%	$5,048	1.0%
Benefits and Insurance Services	227,433	30.2%	225,342	30.2%	2,091	0.9%
National Practices	26,995	3.6%	26,633	3.6%	362	1.4%
Total CBIZ	$752,787	100.0%	$745,286	100.0%	$7,501	1.0%

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

Operating Expenses

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
	(In thousands, except percentages)
Operating expenses	$204,760	$209,146	$(4,386)	(2.1)%
Operating expenses % of revenue	85.9%	87.2%
Operating expenses excluding deferred compensation	$199,396	$202,651	$(3,255)	(1.6)%
Operating expenses excluding deferred compensation % of revenue	83.6%	84.5%

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
	(In thousands, except percentages)
Operating expenses	$613,603	$622,790	$(9,187)	(1.5)%
Operating expenses % of revenue	81.5%	83.6%
Operating expenses excluding deferred compensation	$610,807	$611,085	$(278)	(0.0)%
Operating expenses excluding deferred compensation % of revenue	81.1%	82.0%

Three months ended September 30, 2020 compared to September 30, 2019. Total operating expenses for the third quarter of 2020 decreased by $4.4 million, or 2.1%, to $204.8 million as compared to $209.1 million in the third quarter of 2019. The non-qualified deferred compensation accounted for $5.4 million of the operating expense in the third quarter of 2020 as compared to $6.5 million during the same period in 2019. Excluding the non-qualified deferred compensation expenses, operating expenses would have been $199.4 million and $202.7 million, or 83.6% and 84.5% of revenue, for the third quarter of 2020 and 2019, respectively.

The majority of our operating expenses relate to personnel costs, which includes (i) salaries and benefits, (ii) commissions paid to producers, (iii) incentive compensation, and (iv) stock-based compensation. Excluding the impact of deferred compensation, operating expense decreased during the third quarter of 2020 as compared to the same period in 2019, primarily driven by lower travel and discretionary spending of $7.8 million offset by an increase in personnel costs of approximately $4.5 million. Personnel costs are discussed in further detail under “Operating Practice Groups”.

Nine months ended September 30, 2020 compared to September 30, 2019. Total operating expenses for the nine months ended September 30, 2020 decreased by $9.2 million, or 1.5%, to $613.6 million as compared to $622.8 million in the same period of 2019. The non-qualified deferred compensation added $2.8 million of expense for the nine months ended September 30, 2020 compared to $11.7 million during the same period in 2019. Excluding the non-qualified deferred compensation expenses, operating expenses would have been $610.8 million and $611.1 million, or 81.1% and 82.0% of revenue, for the nine months ending September 30, 2020 and 2019, respectively.

Excluding the impact of deferred compensation, operating expenses decreased $0.3 million primarily due lower travel and discretionary spending of $12.9 million offset by an increase in personnel costs of approximately $12.6 million.

Corporate General & Administrative (“G&A”) Expenses

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
	(In thousands, except percentages)
G&A expenses	$11,339	$11,670	$(331)	(2.8)%
G&A expenses % of revenue	4.8%	4.9%
G&A expenses excluding deferred compensation	$10,666	$10,915	$(249)	(2.3)%
G&A expenses excluding deferred compensation % of revenue	4.5%	4.6%

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
	(In thousands, except percentages)
G&A expenses	$32,988	$33,916	$(928)	(2.7)%
G&A expenses % of revenue	4.4%	4.6%
G&A expenses excluding deferred compensation	$32,645	$32,627	$18	0.1%
G&A expenses excluding deferred compensation % of revenue	4.3%	4.4%

Three months ended September 30, 2020 compared to September 30, 2019. The decrease in our G&A expenses excluding deferred compensation is primarily due to lower travel and discretionary spending of $0.6 million offset by higher personnel costs of $0.4 million.

Nine months ended September 30, 2020 compared to September 30, 2019. Our G&A expenses excluding deferred compensation increased primarily due to higher personnel costs of $0.1 million offset by lower travel and discretionary spending of $0.1 million.

Other Income (Expense), Net

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
	(In thousands, except percentages)
Interest expense	$(974)	$(1,521)	$547	(36.0)%
Loss on sale of operations, net	(74)	(145)	71	NM
Other income, net (1)	5,914	6,767	(853)	(12.6)%
Total other income, net	$4,866	$5,101	$(235)	(4.6)%

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
	(In thousands, except percentages)
Interest expense	$(4,167)	$(4,509)	$342	(7.6)%
Gain on sale of operations, net	78	402	(324)	(80.6)%
Other income, net (2)	3,450	12,716	(9,266)	NM
Total other (expense) income, net	$(639)	$8,609	$(9,248)	(107.4)%

(1)

Other income, net includes a net gain of $6.0 million in the third quarter of 2020, compared to a net gain of $7.3 million for the same period in 2019, associated with the value of investments held in a rabbi trust related to the deferred compensation plan. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan are offset by a corresponding increase or decrease to compensation expense, which is recorded as “Operating expenses” and “G&A expenses” in the accompanying Consolidated Statements of Comprehensive Income. The deferred compensation plan has no impact on “Income from continuing operations before income tax expense” or diluted earnings per share from continuing operations.

(2)

Other income, net includes a net gain of $3.1 million during the nine months ended September 30, 2020, compared to a net gain of $13.0 million for the same period in 2019, associated with the value of investments held in a rabbi trust related to the deferred compensation plan. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan are offset by a corresponding increase or decrease to compensation expense, which is recorded as “Operating expenses” and “G&A expenses” in the accompanying Consolidated Statements of Comprehensive Income. The deferred compensation plan has no impact on “Income from continuing operations before income tax expense” or diluted earnings per share from continuing operations.

Interest Expense

Three and nine months ended September 30, 2020 compared with September 30, 2019. Our primary financing arrangement is the 2018 credit facility. For the third quarter of 2020, our average debt balance and interest rate was $106.2 million and 2.60%, compared to $166.8 million and 3.10% for the third quarter of 2019. For the nine months ended September 30, 2020, our average debt balance and interest rate was $170.5 million and 2.46%, compared to $163.3 million and 3.16% for the nine months ended September 30, 2019. The decrease in interest expense for the third quarter 2020 as compared to the same periods in 2019 was primarily driven by lower average interest rates and debt balances. The decrease in interest expense for the nine months ended September 30, 2020 as compared to same period in 2019 was primarily driven by lower average interest rates. Our indebtedness is further discussed in Note 4. Debt and Financing Arrangements, to the accompanying consolidated financial statements.

Gain on Sale of Operations, Net

Three and nine months ended September 30, 2020 compared with September 30, 2019. We sold a small book of business in the Benefits and Insurance practice group and a small accounting firm in the Financial Services practice group during the nine months ended September 30, 2020 for a net gain of $0.1 million. During the nine months ended September 30, 2019, we sold a small accounting firm in the Financial Services practice group for a net gain of $0.4 million.

Other Income, Net

Three and nine months ended September 30, 2020 compared with September 30, 2019. For the third quarter of 2020, other income, net, includes a net gain of $6.0 million associated with the non-qualified deferred compensation plan and a $0.1 million net increase to the fair value of our contingent purchase price liability related to prior acquisitions. For the same period in 2019, other income, net, includes a net gain of $7.3 million associated with the non-qualified deferred compensation plan and a $0.5 million net increase to the fair value of our contingent purchase price liability related to prior acquisitions.

For the nine months ended September 30, 2020, other income, net, includes a net gain of $3.1 million associated with the non-qualified deferred compensation plan as well as a $0.1 million net decrease to the fair value of our contingent purchase price liability related to prior acquisitions. For the same period in 2019, other income, net, includes a net gain of $13.0 million associated with the non-qualified deferred compensation plan as well as a $0.3 million net increase to the fair value of our contingent purchase price liability related to prior acquisitions.

Income Tax Expense

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
	(In thousands, except percentages)
Income tax expense	$7,060	$6,069	$991	16.3%
Effective tax rate	26.0%	25.2%

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
	(In thousands, except percentages)
Income tax expense	$27,120	$25,004	$2,116	8.5%
Effective tax rate	25.7%	25.7%

Three and nine months ended September 30, 2020 compared with September 30, 2019. Income tax expense for the third quarter of 2020 was $7.1 million, which resulted in an effective tax rate of 26.0%, compared to income tax expense of $6.1 million, which resulted in an effective tax rate of 25.2%, for the third quarter of 2019.

Income tax expense for the nine months ended September 30, 2020 was $27.1 million, which resulted in an effective tax rate of 25.7%, compared to income tax expense of $25.0 million, which resulted in an effective tax rate of 25.7%, for the nine months ended September 30, 2019.

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

Financial Services

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$153,198	$153,359	$(161)	(0.1)%
Acquired businesses	2,301	—	2,301
Divested operations	—	435	(435)
Total revenue	$155,499	$153,794	$1,705	1.1%
Operating expenses	129,922	128,231	1,691	1.3%
Gross margin	$25,577	$25,563	$14	0.1%
Gross margin percent	16.4%	16.6%

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$493,419	$492,876	$543	0.1%
Acquired businesses	4,940	—	4,940
Divested operations	—	435	(435)
Total revenue	$498,359	$493,311	$5,048	1.0%
Operating expenses	395,937	390,847	5,090	1.3%
Gross margin	$102,422	$102,464	$(42)	(0.0)%
Gross margin percent	20.6%	20.8%

Three months ended September 30, 2020 compared to September 30, 2019

Revenue

The Financial Services practice group revenue during the third quarter of 2020 grew by 1.1% to $155.5 million from $153.8 million in the third quarter of 2019, primarily reflecting the impact of acquired businesses, net of divestitures, of $1.9 million offset by lower same-unit revenue of $0.2 million, or 0.1%. Refer to Note 11. Business Combinations, to the accompanying consolidated financial statements for further discussions on acquisitions.

We provide a range of services to affiliated CPA firms under joint referral and administrative service agreements (“ASAs”). Fees earned under the ASAs are recorded as revenue in the accompanying Consolidated Statements of Comprehensive Income and were approximately $35.0 million and $33.8 million for the three months ended September 30, 2020 and 2019, respectively.

Operating Expenses

Operating expenses increased by $1.7 million, or 1.3%, during the third quarter of 2020 primarily driven by higher personnel costs. Operating expense as a percentage of revenue increased to 83.6% from 83.4% due to higher personnel costs of $7.0 million, or 6.7%, with acquisitions contributing approximately $1.2 million to the increase in personnel costs. The increase in personnel costs was offset by lower travel and discretionary spending of $5.3 million.

Nine months ended September 30, 2020 compared to September 30, 2019

Revenue

Revenue for the nine months ended September 30, 2020 grew by 1.0% to $498.4 million from $493.3 million in 2019. Same-unit growth of $0.5 million, or 0.1%, with business acquisitions, net of divestitures, contributing approximately $4.5 million of incremental revenue for the nine months ended September 30, 2020. Refer to Note 11. Business Combinations, to the accompanying consolidated financial statements for further discussions on acquisitions.

Fees earned under the ASAs, as described above, were approximately $127.4 million and $125.6 million for the nine months ended September 30, 2020 and 2019, respectively.

Operating Expenses

Operating expenses increased by $5.1 million, or 1.3%, for the nine months ended September 30, 2020 primarily driven by higher personnel cost. Operating expense as a percentage of revenue increased to 79.4% from 79.2% with personnel costs increasing by $11.9 million, or 3.7%, of which acquisitions contributed approximately $3.1 million to the increase in personnel costs. The increase in personnel costs was partially offset by a reduction in travel and other discretionary spending of approximately $6.8 million.

Benefits and Insurance Services

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$72,163	$76,733	$(4,570)	(6.0)%
Acquired businesses	1,718	—	1,718
Divested operations	—	227	(227)
Total revenue	$73,881	$76,960	$(3,079)	(4.0)%
Operating expenses	62,013	63,390	(1,377)	(2.2)%
Gross margin	$11,868	$13,570	$(1,702)	(12.5)%
Gross margin percent	16.1%	17.6%

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$218,267	$224,864	$(6,597)	(2.9)%
Acquired businesses	9,166	—	9,166
Divested operations	—	478	(478)
Total revenue	$227,433	$225,342	$2,091	0.9%
Operating expenses	188,519	185,836	2,683	1.4%
Gross margin	$38,914	$39,506	$(592)	(1.5)%
Gross margin percent	17.1%	17.5%

Three months ended September 30, 2020 compared to September 30, 2019

Revenue

The Benefits and Insurance Services practice group revenue during the third quarter of 2020 decreased by $3.1 million, or 4.0%, to $73.9 million compared to $77.0 million for the same period in 2019, primarily due to a decrease in same-unit revenue of $4.6 million, or 6.0%, primarily driven by payroll, property and casualty group and retirement plan services. Acquired businesses contributed $1.7 million in incremental revenue for the third quarter of 2020. Refer to Note 11. Business Combinations, to the accompanying consolidated financial statements for further discussions on acquisitions.

Operating Expenses

Operating expenses decreased by $1.4 million, or 2.2%, during the third quarter of 2020. Operating expense as a percentage of revenue increased to 83.9% from 82.4% for the same period in 2020, primarily due to lower revenue. Personnel costs increased by $0.3 million, or 0.5%, which was offset by lower travel and discretionary spending of $1.7 million.

Nine months ended September 30, 2020 compared to September 30, 2019

Revenue

Revenue for the nine months ended September 30, 2020 increased by $2.1 million, or 0.9%, to $227.4 million compared to $225.3 million for the same period in 2019, primarily due to incremental revenue contributed from acquisitions. Acquired businesses contributed $9.2 million in incremental revenue for the nine months ended September 30, 2020. Same-unit revenue decreased by $6.6 million, or 2.9%, primarily driven by decreased revenue from our payroll group, property and casualty group and retirement plan services. Refer to Note 11. Business Combinations, to the accompanying consolidated financial statements for further discussions on acquisitions.

Operating Expenses

Operating expenses increased by $2.7 million, or 1.4%, for the nine months ended September 30, 2020. Operating expense as a percentage of revenue increased to 82.9% from 82.5% in the prior year. Personnel costs increased by $6.0 million, or 4.3%, with acquisitions contributing approximately $5.0 million to the increase in personnel costs. The increase in personnel cost was partially offset by savings in travel and other discretionary spending of approximately $3.9 million.

National Practices

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$9,009	$9,036	$(27)	(0.3)%
Operating expenses	8,070	8,104	(34)	(0.4)%
Gross margin	$939	$932	$7	0.8%
Gross margin percent	10.4%	10.3%

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$26,995	$26,633	$362	1.4%
Operating expenses	24,343	24,308	35	0.1%
Gross margin	$2,652	$2,325	$327	14.1%
Gross margin percent	9.8%	8.7%

Three and nine months ended September 30, 2020 compared to September 30, 2019

Revenue and Operating Expenses

The National Practices group is primarily driven by a cost-plus contract with a single client, which has existed since 1999. The cost-plus contract is a five year contract with the most recent renewal through December 31, 2023. Revenues from this single client accounted for approximately 75% of the National Practice group’s revenue. For the three months ended September 30, 2020, revenue was flat and for the nine months ended September 30, 2020, revenue increased by $0.4 million, or 1.4%, while operating expenses remained flat in both periods.

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

Accounts receivable balances increase in response to the first quarter revenue generated by the Financial Services practice group. A significant amount of this revenue is billed and collected in subsequent quarters. Days sales outstanding (“DSO”) from continuing operations represent accounts receivable and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve months daily revenue. We provide DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of our ability to collect on receivables in a timely manner. DSO was 87 days and 94 days at September 30, 2020 and 2019, respectively. DSO at December 31, 2019 was 75 days.

The following table presents selected cash flow information (in thousands). For additional details, refer to the accompanying Consolidated Statements of Cash Flows.

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$81,796	$49,414
Net cash used in investing activities	(9,491)	(24,691)
Net cash used in financing activities	(94,058)	(56,473)
Net increase in cash, cash equivalents and restricted cash	$(21,753)	$(31,750)

Operating Activities

Cash provided by operating activities was $81.8 million during the nine months ended September 30, 2020 primarily due to $78.4 million of net income and certain non-cash items, such as depreciation and amortization expense, totaling approximately $24.0 million. This cash inflow was offset by $20.6 million cash used to fund accounts receivable and other working capital needs. Cash provided by operating activities was $49.4 million during the nine months ended September 30, 2019 primarily due to net income of $71.9 million and certain non-cash items, such as depreciation and amortization expense, of $25.6 million in aggregate. This cash inflow was offset by working capital use of cash of $47.7 million to fund operations.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2020 consisted primarily of $33.8 million net cash used for acquisitions, $9.5 million capital expenditures, offset by proceeds from sales and maturities of client fund investments of $33.0 million. Cash used in investing activities for the nine months ended September 30, 2019 consisted primarily of $11.7 million net cash used for acquisitions, $10.3 million capital expenditures, and $3.0 million net activity related to funds held for clients.

The balances in funds held for clients and client fund obligations can fluctuate with the timing of cash receipts and the related cash payments. The nature of these accounts is further described in Note 1. Organization and Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2020 primarily consisted of $57.5 million net decrease in client fund obligations, $34.1 million used to repurchase our common stock, as well as $11.2 million in contingent consideration payments related to prior acquisitions, partially offset by $4.5 million in net proceeds from additional borrowings under our 2018 credit facility.

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

Capital Resources

2018 Credit Facility

At September 30, 2020, we had $110.0 million outstanding under the 2018 credit facility as well as letters of credit and performance guarantees totaling $1.7 million. Available funds under the 2018 credit facility, based on the terms of the commitment, were approximately $284.0 million at September 30, 2020. The weighted average interest rate under the 2018 credit facility was 2.46% in the first nine months of 2020, compared to 3.16% for the same period in 2019. The 2018 credit facility allows for the allocation of funds for future strategic initiatives, including acquisitions and the repurchase of our common stock, subject to the terms and conditions of the 2018 credit facility.

Debt Covenant Compliance

We are required to meet certain financial covenants with respect to (i) total leverage ratio and (ii) a minimum fixed charge coverage ratio. We are in compliance with our covenants as of September 30, 2020. Our ability to service our debt and to fund future strategic initiatives will depend upon our ability to generate cash in the future.

For further discussion regarding our 2018 credit facility and debt, refer to Note 4. Debt and Financing Arrangements, to the accompanying consolidated financial statements.

Use of Capital

During the nine months ended September 30, 2020, we completed five acquisitions.  Refer to Note 11. Business Combinations, to the accompanying consolidated financial statements for further discussion on acquisitions.  We also have the financing flexibility and capacity to actively repurchase shares of our common stock. We believe that repurchasing shares of our common stock is a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our stockholders.  During the nine months ended September 30, 2020, we repurchased 1.4 million shares of our common stock at a total cost of approximately $34.8 million.

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

We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $1.7 million and $1.3 million at September 30, 2020 and December 31, 2019, respectively. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding at September 30, 2020 and December 31, 2019 totaled $2.3 million, respectively.

We have various agreements under which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by us under such indemnification clauses is generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2020, we are not aware of any material obligations arising under indemnification agreements that would require payment.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our floating rate debt under our 2018 credit facility exposes us to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which we could borrow funds under the credit facility. Balance outstanding under our credit facility at September 30, 2020 was $110.0 million, of which $15.0 million is subject to rate risk. If market rates were to increase or decrease 100 basis points from the levels at September 30, 2019, interest expense would increase or decrease approximately $0.2 million annually.

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

At September 30, 2020, we had four interest rate swaps with notional values, fixed rates of interest and expiration dates of (i) $10.0 million – 1.120% - February 2021, (ii) $20.0 million – 1.770% - May 2022, (iii) $15.0 million – 2.640% - June 2023, and (iv) $50.0 million – 0.885% - April 2025, respectively. Management will continue to evaluate the potential use of interest rate swaps as we deem appropriate under certain operating and market conditions. We do not enter into derivative instruments for trading or speculative purposes.

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

(b) Internal Control over Financial Reporting

Effective July 1, 2020, we implemented a new cloud-based accounting and financial reporting solution, which included general ledger, accounts payable, and fixed assets applications. Prior to the implementation, as of June 30, 2020, we have successfully performed various end-user acceptance testing, including but not limited to, data validation, security, and employee training. The implementation of a new accounting and financial reporting solution could potentially affect the processes that constitute our internal control over financial reporting and will require testing of such controls for effectiveness. During the quarter ended September 30, 2020, we have performed various testing of internal controls for effectiveness and will continue to perform such testing through the end of 2020. We also implemented internal controls to ensure we adequately evaluated our current expected credit losses on financial assets measured at amortized cost and properly assessed the impact of the new accounting standard that was adopted on January 1, 2020. There were no significant changes to our internal control over financial reporting due to the adoption of the standard. Refer to Note 2. New Accounting Pronouncements, for further information. We have not experienced any material impact to our internal controls over financial reporting despite the fact that a portion of our employees are working remotely due to the COVID-19 pandemic.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent sales of unregistered securities

During the nine months ended September 30, 2020, approximately 81 thousand shares of our common stock were issued as payment for contingent consideration for previous acquisitions. The foregoing shares were issued in transactions not involving a public offering in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act. The persons to whom the shares were issued had access to full information about the Company and represented that they acquired the shares for their own account and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold, or otherwise transferred without having first been registered under the Securities Act or pursuant to an exemption from the Securities Act.

(b) Issuer purchases of equity securities

On February 6, 2020, our Board of Directors authorized the continuation of the Share Repurchase Program, which has been renewed annually for the past sixteen years. It was effective beginning April 1, 2020, and the amount of shares to be purchased was reset to 5 million, and expires one year from the effective date. The Share Repurchase Program allows us to purchase shares of our common stock (i) in the open market, (ii) in privately negotiated transactions, and (iii) under Rule 10b5-1 trading plans. Privately negotiated transactions may include purchases from our employees, Officers and Directors, in accordance with SEC rules. Rule 10b5-1 trading plans allow for repurchases during periods when we would not normally be active in the trading market due to regulatory restrictions. The Share Repurchase Program does not obligate us to acquire any specific number of shares and may be suspended at any time.

Shares repurchased during the three months ended September 30, 2020 (reported on a trade-date basis) are summarized in the table below (in thousands, except per share data). Average price paid per share includes fees and commissions.

	Issuer Purchases of Equity Securities
Third Quarter Purchases	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
July 1 – July 31, 2020	—	$—	—	4,930
August 1 – August 31, 2020	—	$—	—	4,930
September 1 – September 30, 2020	165	$22.69	165	4,765
Third quarter purchases	165	$22.69	165

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1 *	Second Amendment to Loan Agreement by and among CBIZ Benefits and Insurance, Inc. and The Huntington National Bank.

31.1 *	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments)

*	Indicates documents filed herewith.
**	Indicates document furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBIZ, Inc.
(Registrant)

Date:	November 2, 2020	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer