Form 10-K
period 2020-12-31
CBIZ, Inc.
filed 2021-02-26
CIK 944148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________
FORM 10-K
________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission file number 1-32961
________________________________________________________________
CBIZ, INC.
(Exact name of registrant as specified in its charter)
________________________________________________________________

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
________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued the audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the last sales price of such common stock as of the closing of trading on June 30, 2020, was approximately $1.2 billion.
The number of outstanding shares of the registrant’s common stock is 53,491,503 as of February 19, 2021.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2021 Annual Meeting of Stockholders.

CBIZ, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

PART I
ITEM 1. BUSINESS
Overview
CBIZ, Inc. is a leading provider of financial, insurance and advisory services tailored to help our clients and their businesses grow and succeed. As a trusted advisor to businesses of varying size in numerous industries across the United States, our comprehensive approach enables our clients to achieve their most important goals and pursue opportunities for growth while navigating an increasingly complex business environment. With more than 100 offices in 31 states and the District of Columbia, we are one of the largest accounting, insurance brokerage and related financial services providers in the nation. Shares of our common stock are traded on the New York Stock Exchange (“NYSE”) under the symbol “CBZ.”
Business Strategy
Since our founding in 1996, CBIZ's vision was to provide our clients with a breadth of services and depth of expertise that is unmatched in our industries. CBIZ pursued this vision by acquiring the most highly regarded, best in class financial, insurance, and advisory firms that demonstrated a shared commitment to exceptional client service and strong cultural fit. We also continue to make strategic investment to support organic growth including the attraction, retention and development of high-performing producers and the implementation of systems and tools that respond to our clients' needs.
At CBIZ, we strive to be our clients’ preferred partner for their financial, insurance and advisory needs. While many of our competitors tend to be mono-line in their offerings, we offer multi-disciplinary, holistic solutions that are comprehensive and provide higher value to our clients while eliminating the need for coordination between multiple service providers. We are also embedded in local and regional markets and build meaningful relationships to foster deeper understanding of our clients’ business and industry. We believe this approach enables CBIZ to “out local the nationals, and out national the locals” that ultimately creates a differentiated experience for the clients we serve.
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

Financial Services	Benefits and Insurance Services	National Practices
Accounting and Tax	Group Health Benefits Consulting	Managed Networking and Hardware Services
Government Healthcare Consulting	Payroll	Healthcare Consulting
Financial Advisory	Property and Casualty
Valuation	Retirement Plan Services
Risk & Advisory Services

Financial Services
Financial Services is comprised of core accounting service including traditional accounting, tax compliance, advisory, and specialty services, like transaction and risk advisory services, litigation support, valuation, and federal and state government health care compliance. Financial Services reports to the President of Financial Services.
Restrictions imposed by independence requirements and state accountancy laws and regulations preclude us from rendering audit and attest services (other than internal audit services). As such, we maintain joint-referral relationships and administrative service agreements (“ASAs”) with independent licensed Certified Public Accounting (“CPA”) firms (the “CPA firms”) under which audit and attest services may be provided to our clients by such CPA firms. At December 31, 2020, we maintained ASAs with four CPA firms. Most of the members and/or stockholders of those CPA firms are also our employees, and we render services to the CPA firms as an independent contractor. One of our ASAs is with Mayer Hoffman McCann, P.C. (“Mayer Hoffman”), an independent national CPA firm headquartered in Kansas City, Missouri. Mayer Hoffman has 145 stockholders, the vast majority of whom are also our employees. Mayer Hoffman maintains an eight member board of directors. There are no board members of Mayer Hoffman who hold senior officer positions at CBIZ. Our association with Mayer Hoffman offers clients access to the multi-state resources and expertise of a national CPA firm. We also have an ASA with Myers and Stauffer LC (“MSLC”), an independent national governmental health care consulting firm headquartered in Kansas City, Missouri. MSLC has eleven equity members, all of whom are also our employees. MSLC maintains a five member executive committee, none of whom hold senior officer positions at CBIZ. Although the ASAs do not constitute control, we are one of the beneficiaries of the agreements and may bear certain economic risks. As such, the CPA firms with which we maintain ASAs qualify as variable interest entities.
The ASAs have terms ranging up to nineteen years, are renewable upon agreement by both parties, and have certain rights of extension and termination. Under these ASAs, we provide a range of services to the CPA firms, including (but not limited to): administrative functions such as office management, bookkeeping and accounting; preparing marketing and promotional materials; providing office space, computer equipment, systems support and administrative and professional staff. Services are performed in exchange for a fee. Fees earned by us under the ASAs are recorded as revenue in the accompanying Consolidated Statements of Comprehensive Income and totaled approximately $159.4 million, $157.6 million and $154.0 million for the years ended December 31, 2020, 2019 and 2018, respectively, a majority of which is related to services rendered to privately-held clients and governmental agencies. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to us is typically reduced on a proportional basis. Refer to Note 1, Basis of Presentation and Significant Accounting Policies, to the accompanying consolidated financial statements for further discussion.
Benefits and Insurance Services
Benefits and Insurance Services provides brokerage and consulting for group health benefits and property and casualty in addition to retirement plan advisory services, payroll, human capital management, and other related services. The leader for each service line reports to the President of Benefits and Insurance Services.
The Benefits and Insurance Services practice group maintains relationships with many different insurance carriers. We do not assume underwriting risk. Some of these carriers have compensation arrangements with us whereby some portion of payments due to the Company may be contingent upon meeting certain performance goals, or upon our providing client services that would otherwise be provided by the carriers. These compensation arrangements are provided to us as a result of our performance and expertise, and may result in enhancing our ability to access certain insurance markets and services on behalf of our clients. The aggregate compensation related to these arrangements received during the years ended December 31, 2020, 2019 and 2018 was less than 2% of consolidated CBIZ revenue for the respective periods.
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

Revenue
Revenue by practice group for the years ended December 31, 2020, 2019 and 2018 is provided in the table below (in thousands) along with a discussion of certain external relationships and regulatory factors that currently impact those segments.

	Year End December 31,
	2020		2019		2018
Financial Services	$629,778	65.3%	$616,567	65.0%	$600,926	65.2%
Benefits and Insurance Services	297,758	30.9%	296,228	31.2%	288,437	31.3%
National Practices	36,361	3.8%	35,629	3.8%	32,640	3.5%
Total CBIZ revenue	$963,897	100.0%	$948,424	100.0%	$922,003	100.0%
Our revenue growth model includes three components; internal organic growth, cross-serving additional services to our existing clients, and strategic acquisitions. Each of these components is critical to our long-term growth strategy.
•We capitalize on organic growth opportunities by offering our clients a high-touch, tailored service experience that is backed by national resources. This approach enables our clients to access a breadth and depth of services and expertise typically not available through smaller, regional professional services providers but with a better client experience than what is delivered by many national firms. Our ability to coordinate services and offer more comprehensive solutions eliminates the need to work with multiple service providers and creates opportunities to increase both value and efficiency.
•Cross-serving provides us with the opportunity to offer and deliver multiple services to our existing clients. Cross-serving opportunities are identified by our professionals as they provide services to our existing clients. Being our clients’ preferred partner allows us the opportunity to respond to our clients’ needs with diverse and integrated services and solutions.
•We seek to acquire businesses that strengthen our existing service offerings, enhance our expertise or introduce new specialties to better serve our clients and enter or expand in desirable geographies and growing markets. When evaluating acquisition opportunities, we prioritize positive market reputation, shared values and alignment of culture, commitment to exceptional client service, and strong leadership. In 2020, we completed seven business acquisitions and purchased four client lists. From time to time, we divest, through sale or closure, business operations that do not contribute to our long-term objectives for growth or are not critical to our service offerings or markets. For further discussion regarding acquisitions and divestitures, refer to Note 18, Business Combinations and Note 19, Divestitures, to the accompanying consolidated financial statements.
Clients
We provide multi-disciplinary and comprehensive solutions and professional services to over 82,000 clients. Our client base is made up of approximately 48,000 business clients and 34,000 individual clients. Our business client base is geographically dispersed across the country and represents over 25 different industries. Our clients include small, middle market, and large businesses and organizations ranging from less than 10 to more than 1,000 employees. Our largest client comprised approximately 2.7% of our consolidated revenue in 2020 and is included in the National Practices group. Management believes that the diversity of our client base helps insulate us from a downturn in a particular industry or geographic market. Nevertheless, economic conditions among select clients and groups of clients may have an impact on the demand for the services that we provide.
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
As of December 31, 2020, we are in compliance with all governmental and professional organizations regulations relevant to the services we provide.
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
Seasonality

Core financial services (traditional tax and accounting services) are impacted by seasonality given the nature of tax season due to a heavier volume of activity during the first four months of the year.  Seasonality is most evident in the quarterly earnings per share (EPS) as most of the annual EPS is earned during the first half of the year. Like most professional service companies, a large portion of our operating costs are relatively fixed in the short term, which generally results in higher operating margins in the first half of the year.
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
Human Capital
At CBIZ, our value proposition to our clients is the breadth and depth of our services including our unique ability to provide multi-disciplinary, coordinated solutions that respond to the complexity and uncertainty of today’s business environment. CBIZ brings value because of the talent, expertise and commitment of approximately 4,800 professionals that make up our team nationwide.
Throughout 2020 in our ongoing response to the COVID-19 pandemic, we prioritized the health and safety of our team members and clients. Our efforts included the implementation of a multitude of health and safety measures to protect our work environments, a data-driven approach to remote work and rigorous protocols for ongoing reporting and contact tracing. Our ability to maintain operations with minimal disruption to our clients over the last year is a direct reflection of the determination, resilience and commitment of our team.
We are diligent in our efforts to attract, retain and develop talent and all recruitment is managed through a national team of experts based on a process that consistently and fairly utilizes best practices and various recruiting tools to source top talent. CBIZ recruiters build relationships through personal connections, and are full life-cycle recruiters who stay with their candidates from first contact through their first 60 days as a CBIZ associate. These professionals are focused on building outreach networks with community agencies, websites and social media networks, as well as schools, universities and institutions with a special emphasis on those entities that attract a diverse population. CBIZ is an equal opportunity employer and does not discriminate in hiring or employment in accordance with the requirements of all applicable state and federal laws, including race, religion, national origin, ancestry, age, gender identity, marital status, military status, sexual orientation, disability, or medical condition. The CBIZ Human Rights Policy demonstrates our commitment to respecting human rights throughout CBIZ. We believe the protection of human rights is fundamental to conducting great business, and believe we have both the ability and responsibility to drive positive change through our culture and business practices.
CBIZ is proud of its efforts to be a learning organization that provides opportunities for education, technical training, professional development, leadership development, and coaching and awareness at every step in an associate’s career. These opportunities are offered in both in-person and on-demand virtual programs. Most recently, CBIZ expanded and enhanced our diversity and inclusion training and education for all associates and continues to introduce additional resources as we accelerate our own efforts in this area.
At CBIZ, our values-based culture is central in our approach to employee experience and engagement. We measure employee engagement on an ongoing basis to gather feedback and identify opportunities to strengthen our culture and improve our work environments. CBIZ continues to be recognized for our intentional efforts to enhance employee engagement and to position CBIZ as our team’s employer of choice. In 2020, CBIZ was awarded 68 workplace awards including seven national awards and four national health and wellness awards. A sample of the awards won include:
•Best Workplace in Consulting and Professional Services - We were named one of the “2020 Best Workplaces in Consulting and Professional Services” by Great Place to Work.

•Alliance for Workplace Excellence - We were recognized for three awards in 2020 by the Alliance for Workplace Excellence; (i) Workplace Excellence Seal of Approval, (ii) Health & Wellness Seal of Approval and (iii) Certificate of Recognition – Best Practices for Supporting Works 50+.
•Best Places to Work - We were selected and honored for the sixth consecutive year as a “Best Places to Work in Insurance” by Business Insurance magazine based on our commitment to attracting, developing and retaining great talent through employee benefits and other programs. We were recognized for this award based on core focus areas such as leadership and planning, corporate culture, communications, work environment and overall engagement.
•2020 Healthiest 100 Workplaces in America – Springbuk evaluated over 1,000 applicants across six key categories: Culture and Leadership Commitment, Foundational Components, Strategic Planning, Marketing and Communications, Programming and Interventions, and Reporting and Analytics. We were honored to be named one of the top 100 winners for the third time.
•2020 Best and Brightest Companies in the Nation Top 101 - For the fifth year in a row, we were honored as a “Best and Brightest Company” by National Association of Business Resources ("NABR") based on our commitment to human resource practices and employee enrichment.
•2020 Best and Brightness in Wellness – We were honored by NABR, for the fourth consecutive time, as an organization that promotes a culture of wellness.
At CBIZ, we believe Diversity and Inclusion is a business imperative and we are working together toward making it an essential and valued part of our culture. We strive to create an environment that welcomes, values, respects, leverages and develops our individual differences and similarities and this commitment includes identifying and actively combating racism and discrimination in any form.
In 2020, CBIZ renewed our commitment to improving diversity and inclusion across the company and in the industries and communities where we work. We are in the process of accelerating our efforts with a focus on actionable steps in the short-term to engage our team members and build momentum. These short-term actions combined with CBIZ’s existing efforts and assets will form the foundation of a more comprehensive and long-term diversity and inclusion strategy. In the last year, CBIZ joined CEO Action for Diversity and Inclusion, the largest CEO-driven business commitment to advance diversity and inclusion within the workplace. Jerry Grisko signed onto to the CEO Action Pledge and joined leaders from more than 1,000 of the world’s most well recognized companies and organizations representing over 85 industries.

ITEM 1A. RISK FACTORS.
The following factors may affect our actual operating and financial results and could cause results to differ materially from those in any forward-looking statements. You should carefully consider the following information.

Risk Factors Related to Our Business and Industry
Payments on accounts receivable may be slower than expected, or amounts due on receivables or notes may not be fully collectible. Professional services firms often experience higher average accounts receivable days outstanding compared to many other industries, which may be magnified if the general economy worsens. If our collections become slower, our liquidity may be adversely impacted. We monitor the aging of receivables regularly and make assessments of the ability of customers to pay amounts due. We provide for potential bad debts and recognize additional reserves against bad debts as we deem it appropriate. Notwithstanding these measures, our customers may face unexpected circumstances that adversely impact their ability to pay their trade receivables or note obligations to us and we may face unexpected losses as a result.
We are dependent on the services of our executive officers and other key employees, the loss of any of whom may have a material adverse effect on our business, financial condition and results of operations. Our success depends in large part upon the abilities and continued services of our executive officers and other key employees, such as those who generate substantial client revenue and our business unit presidents. In the course of business operations, employees may retire, resign and seek employment elsewhere. Certain key employees, however, are bound in writing to agreements containing non-compete and other restrictive covenants barring competitive employment, client acceptance, and solicitation of employees for a period of between one and ten years following their resignation. We cannot assure you that we will be able to retain the services of our key personnel. If we cannot retain the services of key personnel, there could be a material adverse effect on our business, financial condition and results of operations. While we generally have contractual arrangements with key personnel that contain restrictive covenants, courts are at times reluctant to enforce such covenants. In addition, many of our executive officers and other key personnel are either participants in our 2019 Stock Omnibus Incentive Plan, holders of a significant amount of our common stock, or receive other incentive-based compensation. We believe that these interests provide additional incentives for these key employees to remain with us. In order to support our growth, we intend to continue to effectively recruit, hire, train and retain additional qualified management personnel. Our inability to attract and retain necessary personnel could have a material adverse effect on our business, financial condition and results of operations.
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
Under these ASAs, we provide a range of services to the CPA firms, including: administrative functions such as professional staff, office management, bookkeeping, and accounting; preparing marketing and promotion materials; and providing office space, computer equipment, systems support and administrative support. Services are performed in exchange for a fee. Fees earned by us under the ASAs are recorded as revenue in the accompanying Consolidated Statements of Comprehensive Income. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to us is typically reduced on a proportional basis.
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
There can be no assurance that following the policies and procedures implemented by us and the CPA firms will enable us and the CPA firms to avoid circumstances that would cause us and them to lack independence from an SEC-reporting attest client; nor can there be any assurance that state, United States Government Accountability Office or United States Department of Labor accountancy authorities will not impose additional restrictions on the profession. To the extent that the CPA firms for whom we provide staffing, administrative and other services are affected, we may experience a decline in fee revenue from these businesses as well as expenses related to addressing independence concerns. To date, revenues derived from providing services in connection with attestation engagements of the attest firms performed for SEC-reporting clients have not been material.

Our goodwill and other intangible assets could become impaired, which could lead to material non-cash charges against earnings and a material impact on our results of operations and statement of financial position. At December 31, 2020, the net carrying value of our goodwill and other intangible assets totaled $683.1 million and $73.7 million, respectively. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other, we assess these assets, including client lists, to determine if there is any indication of impairment. Significant negative industry or economic trends, disruptions to our business, adverse changes resulting from new governmental regulations, divestitures and sustained market capitalization declines may result in recognition of impairments. Any impairment of goodwill or intangible assets would result in a non-cash charge against current earnings, which could lead to a material impact on our results of operations and statements of financial position.
Certain liabilities resulting from acquisitions are estimated and could lead to a material impact on our results of operations. Through our acquisition activities, we record liabilities for future contingent earnout payments that are settled in cash or through the issuance of common stock. The fair value of these liabilities is assessed on a quarterly basis and changes in assumptions used to determine the amount of the liability or a change in the fair value of our common stock could lead to an adjustment that may have a material impact, favorable or unfavorable, on our results of operations.
Governmental regulations and interpretations are subject to changes, which could have a material adverse effect on our financial condition. Changes in laws and regulations, or the interpretation and application thereof, could result in changes in the amount or the type of business services required by businesses and individuals, which could have a material adverse effect on our financial condition. We cannot be sure that future laws and regulations will provide the same or similar opportunities for us to provide business consulting and management services to businesses and individuals.
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

Changes in the healthcare environment, including, but not limited to, any legislated changes in the United States’ national healthcare system, that affect the methods by which insurance carriers remunerate brokers, could adversely impact our revenues and margins in this business. Specifically, legislation or other changes could afford our clients and their employees the ability to seek insurance coverage through other means, including, but not limited to, direct access with insurance carriers or other similar avenues, which could eliminate or adversely alter the remuneration brokers receive from insurance carriers for their services. Furthermore, statutory or regulatory changes may result in establishing alternatives to employer-sponsored healthcare insurance or replace it with government-sponsored health insurance programs. These changes could materially alter the healthcare in the United States and our ability to provide effective services in these areas may be substantially limited and adversely affect revenue and margins in our healthcare benefit business.
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
Climate change legislation or regulations restricting emissions of Greenhouse Gases could result in increased operating costs. In 2009, the EPA published its findings that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”), present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth's atmosphere and other climate changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA has adopted two sets of regulations under the existing Clean Air Act that would require a reduction in emissions of GHGs from motor vehicles and could trigger permit review for GHG emissions from certain stationary sources. In addition, both houses of Congress have actively considered legislation to reduce emissions of GHGs, and almost one-half of the states have taken legal measures to reduce emissions of GHGs primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. The adoption and implementation of any regulations imposing GHG reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to monitor and to reduce emissions of GHGs associated with our operations.
The widespread outbreak of a communicable illness or any other public health crisis could adversely affect our business, results of operations and financial condition. We may face risks related to public health threats or widespread outbreak of a communicable illness. A widespread outbreak of a communicable disease or a public health crisis could adversely affect the global and domestic economy and our business partners’ ability to conduct business in the United States for an indefinite period of time. For example, in March 2020, the World Health Organization declared a new strain of coronavirus (“COVID-19”) a pandemic. The global spread of COVID-19 has negatively impacted the global economy and disrupted both financial markets and international trade. The COVID-19 pandemic resulted in increased unemployment levels and significantly impacted global supply chain. In addition, federal, state, and local governments have implemented various mitigation measures, including travel restrictions, restrictions on public gatherings, shelter-in-place restrictions, and limitations on business activities. Although we are considered an essential business, some of these actions have adversely impacted the ability of our employees, contractors, suppliers, customers, and other business partners to conduct business activities, and could ultimately do so for an indefinite period of time. This could have a material adverse effect on our results of operations, financial condition, and liquidity, and will depend on numerous factors that we may not be able to predict, including, but not limited to, the duration and severity of the pandemic, governmental actions in response to the pandemic, the impact of business and economic disruptions on our clients and their demand for our services, and our clients’ ability to pay for our services.
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
We may not be able to acquire and finance additional businesses which may limit our ability to pursue our business strategy. We acquired seven businesses and four client lists during 2020, and maintain a healthy pipeline of potential businesses for acquisition. Targeted acquisitions are part of our growth strategy, and it is our intention to selectively acquire businesses or client lists that are complementary to existing service offerings in our target markets. However, we cannot be certain that we will be able to continue identifying appropriate acquisition candidates and acquire them on satisfactory terms, and we cannot be assured that such acquisitions, even if completed, will perform as expected or will contribute significant synergies, revenues or profits. In addition, we may also face increased competition for acquisition opportunities, which may inhibit our ability to complete transactions on terms that are favorable to us. As discussed above, there are certain provisions under our credit facility that may limit our ability to acquire additional businesses. In the event that we are not in compliance with certain covenants as specified in our credit facility, we could be restricted from making acquisitions, restricted from borrowing funds from our credit facility for other uses, or required to pay down the outstanding balance on the line of credit. However, management believes that funds available under the credit facility, along with cash generated from operations, will be sufficient to meet our liquidity needs, including planned acquisition activity in the foreseeable future. To the extent we are unable to find suitable acquisition candidates, an important component of our growth strategy may not be realized.

We require a significant amount of cash for interest payments on our debt and to expand our business as planned. At December 31, 2020, our debt consisted primarily of $108.0 million in principal amount outstanding under our $400 million unsecured credit facility (the “2018 credit facility” or the “credit facility”). Our debt requires us to dedicate a portion of our cash flow from operations to pay interest on our indebtedness, thereby reducing the funds available to use for acquisitions, capital expenditures and general corporate purposes. Our ability to make interest payments on our debt, and to fund acquisitions, will depend upon our ability to generate cash in the future. Insufficient cash flow could place us at risk of default under our debt agreements or could prevent us from expanding our business as planned. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our credit facility in an amount sufficient to enable us to fund our other liquidity needs. Volatility in interest rates from monetary policy or economic conditions could increase expenses, cause uncertainty and impact our ability to pay interest on our indebtedness. Refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for further information regarding interest rate risk.
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

Risk Factors Related to Ownership of Our Common Stock
We may be more sensitive to revenue fluctuations than other companies, which could result in fluctuations in the market price of our common stock. A substantial majority of our operating expenses, such as personnel and related costs and occupancy costs, are relatively fixed in the short term. As a result, we may not be able to quickly reduce costs in response to any decrease in revenue. This factor could cause our quarterly results to be lower than expectations of securities analysts and stockholders, which could result in a decline in the price of our common stock.
The future issuance of additional shares could adversely affect the price of our common stock. Future sales or issuances of common stock, including those related to the uses described below, or the perception that sales could occur, could adversely affect the market price of our common stock and dilute the percentage ownership held by our stockholders. We have authorized 250 million shares of common stock, and have approximately 55.7 million shares of common stock outstanding at January 31, 2021. A substantial number of these shares have been issued in connection with acquisitions. As part of many acquisition transactions, shares are contractually restricted from sale for a one-year period, and as of January 31, 2021, approximately 0.3 million shares of our common stock were under lock-up contractual restrictions that expire by December 31, 2021. We cannot be sure when sales by holders of our stock will occur, how many shares will be sold or the effect that sales may have on the market price of our common stock.
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
Holders of Record - The number of holders of our common stock based on record ownership as of December 31, 2020 was approximately 2,200.
Dividends - Historically, we have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Refer to Note 9, Debt and Financing Arrangements, to the accompanying consolidated financial statements for information relating to restrictions on declaring or making dividend payments under our 2018 credit facility.
Recent Sales of Unregistered Securities - During the year ended December 31, 2020, we issued approximately 429.2 thousand shares of our common stock as payment for contingent consideration for current year and previous acquisitions. The above referenced shares were issued in transactions not involving a public offering in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act. The persons to whom the shares were issued had access to full information about the Company and represented that they acquired the shares for their own account and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold, or otherwise transferred without having first been registered under the Securities Act or pursuant to an exemption from the Securities Act.
Issuer Purchases of Equity Securities - Shares repurchased during the three months ended December 31, 2020 (reported on a trade-date basis) are summarized in the table below (in thousands, except per share data). Average price paid per share includes fees and commissions.

	Issuer Purchases of Equity Securities
Fourth Quarter Purchases	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
October 1 – October 31, 2020	211	$23.43	211	4,554
November 1 – November 30, 2020	348	$24.67	348	4,206
December 1 – December 31, 2020	440	$25.61	440	3,766
	999	$24.82	999
Refer to Note 13, Common Stock, to the accompanying consolidated financial statements for future discussion on the Share Repurchase Program.
Performance Graph - The graph below matches the cumulative five-year total return of holders of CBIZ, Inc.’s common stock with the cumulative total returns of the S&P 500 index, the Russell 2000 index and a customized peer group of five companies that includes: Brown & Brown, Inc., H & R Block, Inc., Paychex, Inc., Resources Connection, Inc. and Willis Towers Watson Plc. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2015 and tracks it through December 31, 2020.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among CBIZ, Inc., the S&P 500 Index, the Russell 2000 Index, and a Peer Group

$300.00
$250.00
$200.00
$150.00
$100.00
2015
2016
2017
2018
2019
2020
CBIZ, Inc.
S&P 500
Russell 2000
Peer Group

*$100 invested on December 31, 2015 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2021 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2021 Russell Investment Group. All rights reserved.

	2015	2016	2017	2018	2019	2020
CBIZ, Inc.	$100.00	$138.95	$156.69	$199.80	$273.43	$269.88
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
Russell 2000	100.00	121.31	139.08	123.76	155.35	186.36
Peer Group	100.00	107.62	127.65	129.45	171.35	186.69
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

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(In thousands, except per share data)
Results of Operations Data
Revenue	$963,897	$948,424	$922,003	$855,340	$799,832
Income from continuing operations before income tax expense	103,488	92,889	79,840	74,320	67,006
Income tax expense	25,141	21,840	18,267	23,288	26,399
Income from continuing operations	78,347	71,049	61,573	51,032	40,607
Net income	$78,299	$70,714	$61,570	$50,377	$40,065
Basic weighted average common shares	54,288	54,299	54,561	53,862	52,321
Diluted weighted average common shares	55,359	55,895	56,487	55,689	53,513
Diluted earnings per share:
Continuing operations	$1.42	$1.27	$1.09	$0.92	$0.76
Net income	$1.41	$1.26	$1.09	$0.91	$0.75
Balance Sheet Data
Total assets	$1,513,754	$1,400,774	$1,183,031	$1,176,231	$1,118,588
Long-term debt	$108,000	$105,500	$135,500	$178,500	$191,400
Total liabilities	$811,134	$741,536	$589,368	$645,352	$638,567
Total stockholders’ equity	$702,620	$659,238	$593,663	$530,879	$480,021
Adjusted EBITDA (1)	$132,119	$120,582	$109,135	$104,011	$94,842

(1)We report our financial results in accordance with United States generally accepted accounting principles (“GAAP”). Adjusted EBITDA, a Non-GAAP measure, represents income from continuing operations before income tax expense, interest expense, gain on sale of operations, net, and depreciation and amortization expense. We have included Adjusted EBITDA because such data is commonly used as a performance measure by analysts and investors and as a measure of our ability to service debt. Adjusted EBITDA should not be regarded as an alternative or replacement to any measurement of performance under generally accepted accounting principles. Refer to the GAAP Reconciliation table in Part II - Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, which reconciles the Non-GAAP financial measure to the nearest GAAP financial measure, “Income from continuing operations.”
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
EXECUTIVE SUMMARY
Financial Year in Review - Revenue of $963.9 million in 2020 grew $15.5 million, or 1.6%, from revenue of $948.4 million in 2019. Same-unit revenue decreased by $3.5 million, or 0.4%, while acquisitions, net of divestitures, contributed $18.9 million to revenue, or 2.0%. A detailed discussion of revenue by practice group is included under “Operating Practice Groups.” Income from continuing operations in 2020 increased $7.3 million, or 10.3%, to $78.3 million from $71.0 million in 2019. Refer to “Results of Operations - Continuing Operations” for a detailed discussion of the components of income from continuing operations. Earnings per diluted share from continuing operations were $1.42 in 2020, compared to $1.27 in 2019, with a fully diluted weighted average share count of 55.4 million shares in 2020, compared to 55.9 million shares in 2019.
Strategic Use of Capital - Our first priority for the use of capital is to make strategic acquisitions. We completed the following seven acquisitions in 2020:
•Effective February 1, 2020, we acquired substantially all the assets of Alliance Insurance Services, Inc., a provider of insurance and advisory services based in Washington DC.
•Effective February 1, 2020, we acquired substantially all the assets of Pension Dynamics, LLC, a full service retirement and benefits plan advisor based in Pleasant Hill, California.
•Effective February 1, 2020, we acquired substantially all the assets of Sunshine Systems, a payroll solutions provider based in Massachusetts.
•Effective July 1, 2020, we acquired substantially all the assets of Prince-Wood Insurance, L.L.C., a provider of financial insurance and advisory services based in Woodbridge, Virginia.
•Effective September 1, 2020, we acquired substantially all the assets of ARC Consulting LLC and ARC Placement Group LLC (collectively "ARC"). ARC is a provider of financial, insurance and advisory services based in San Francisco, California.
•Effective December 1, 2020, we acquired substantially all the assets of BeyondPay, a full service human capital management and payroll service provider based in Clinton, New Jersey.
•Effective December 31, 2020, we acquired substantially all the assets of Borden Perlman Insurance Agency, Inc., a leading provider of financial, insurance and advisory services located in Ewing, New Jersey.
Refer to Note 18, Business Combinations, to the accompanying consolidated financial statements for further discussion on acquisitions.
We also have the financing flexibility and the capacity to actively repurchase shares of our common stock. We believe that repurchasing shares of our common stock is a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our shareholders. On February 11, 2021, the CBIZ Board of Directors authorized the purchase of up to 5.0 million shares of our common stock under our Share Repurchase Program (the “Share Repurchase Program”), which may be suspended or discontinued at any time and expires on March 31, 2022. The shares may be purchased (i) in the open market, (ii) in privately negotiated transactions, or (iii) under Rule 10b5-1 trading plans, which may include purchases from our employees, officers and directors, in accordance with SEC rules.  CBIZ management will determine the timing and amount of the transaction based on its evaluation of market conditions and other factors.
Pursuant to previously authorized share repurchase programs, we repurchased 2.3 million shares of our common stock at a total cost of approximately $57.6 million in 2020, 1.2 million shares at a total cost of approximately $25.3 million in 2019 and 0.8 million shares at a total cost of approximately $15.6 million in 2018. Refer to Note 13, Common Stock, to the accompanying consolidated financial statements for further discussion on the Share Repurchase Program.
Recent Accomplishments and Other Events
Workplace Awards - In 2020, we were honored and recognized for 68 various national and local market awards. A sample of the awards won include:
•Best Workplace in Consulting and Professional Services - We were named one of the “2020 Best Workplaces in Consulting and Professional Services” by Great Place to Work.
•Alliance for Workplace Excellence - We were recognized for three awards in 2020 by the Alliance for Workplace Excellence; (i) Workplace Excellence Seal of Approval, (ii) Health & Wellness Seal of Approval and (iii) Certificate of Recognition – Best Practices for Supporting Works 50+.

•Best Places to Work - We were selected and honored for the sixth consecutive year as a “Best Places to Work in Insurance” by Business Insurance magazine based on our commitment to attracting, developing and retaining great talent through employee benefits and other programs. We were recognized for this award based on core focus areas such as leadership and planning, corporate culture, communications, work environment and overall engagement.
•2020 Healthiest 100 Workplaces in America – Springbuk evaluated over 1,000 applicants across six key categories: Culture and Leadership Commitment, Foundational Components, Strategic Planning, Marketing and Communications, Programming and Interventions, and Reporting and Analytics. We were honored to be named one of the top 100 winners for the third time.
•2020 Best and Brightest Companies in the Nation Top 101 - For the fifth year in a row, we were honored as a “Best and Brightest Company” by NABR based on our commitment to human resource practices and employee enrichment.
•2020 Best and Brightness in Wellness – We were honored by NABR, for the fourth consecutive time, as an organization that promotes a culture of wellness.
RESULTS OF OPERATIONS - CONTINUING OPERATIONS
We provide professional business services that help clients manage their finances and employees. We deliver our integrated services through the following three practice groups: Financial Services, Benefits and Insurance Services and National Practices. A description of these groups’ operating results and factors affecting their businesses is provided below.
Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on July 1, 2019, revenue for the period January 1, 2020 through June 30, 2020 would be reported as revenue from acquired businesses; same-unit revenue would include revenue for the periods July 1 through December 31 of both years. Divested operations represent operations that did not meet the criteria for treatment as discontinued operations. Those businesses that have met the requirements to be treated as a discontinued operation are eliminated from continuing operations for all periods presented below.
Revenue
The following table summarizes total revenue for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	Percent	2019	Percent	2018	Percent
	(Dollars in thousands)
Financial Services	$629,778	65.3%	$616,567	65.0%	$600,926	65.2%
Benefits and Insurance Services	297,758	30.9%	296,228	31.2%	288,437	31.3%
National Practices	36,361	3.8%	35,629	3.8%	32,640	3.5%
Total CBIZ revenue	$963,897	100.0%	$948,424	100.0%	$922,003	100.0%
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

Operating Expenses
The following table presents our operating expenses for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Operating expenses	$825,351	$823,496	$790,283
Operating expenses % of revenue	85.6%	86.8%	85.7%
2020 compared to 2019 - Our operating expenses increased by $1.9 million. Operating expense as a percentage of revenue decreased to 85.6% of revenue from 86.8% of revenue for the prior year. The deferred compensation plan increased operating expenses by $13.8 million and $17.2 million in 2020 and 2019, respectively. Excluding the impact of the deferred compensation plan, operating expenses would have been $811.5 million, or 84.2% of revenue, in 2020 compared to $806.3 million, or 85.0% of revenue, in 2019.
The majority of our operating expenses relate to personnel costs, which includes (i) salaries and benefits, (ii) commissions paid to producers (iii) incentive compensation and (iv) share-based compensation. Personnel costs increased $24.2 million, or 3.8%. Acquisitions contributed approximately $12.1 million to personnel costs. The increase in personnel costs was offset by approximately $20.1 million lower travel and entertainment and other discretionary spending in 2020 due to COVID-19. Personnel costs and other operating expenses are discussed in further detail under “Operating Practice Groups.”
2019 compared to 2018 - Our operating expenses increased by $33.2 million in 2019 as compared to 2018, and increased to 86.8% of revenue in 2019 from 85.7% of revenue for the prior year. The deferred compensation plan increased operating expenses by $17.2 million in 2019, but decreased operating expenses by $4.5 million in 2018.  Excluding the impact of the deferred compensation plan, operating expenses would have been $806.3 million, or 85.0% of revenue, in 2019 compared to $794.7 million, or 86.2% of revenue, in 2018. Personal costs increased $11.1 million, or 1.8%, in 2019 to support our growth in revenue, with acquisitions contributing approximately $5.7 million to personnel costs.
Corporate General & Administrative Expenses
The following table presents our Corporate General & Administrative (“G&A”) expenses for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands, except percentages)
G&A expenses	$46,066	$44,406	$39,173
G&A expenses % of revenue	4.8%	4.7%	4.2%
2020 compared to 2019 - Our G&A expenses increased by approximately $1.7 million, or 3.7%, in 2020 compared to 2019, and increased to 4.8% of revenue from 4.7% of revenue for the prior year. The deferred compensation plan increased G&A expenses by $1.6 million in 2020, and by $2.0 million in 2019. Excluding the impact of the deferred compensation plan, G&A expenses would have been $44.5 million, or 4.6% of revenue, in 2020 compared to $42.4 million, or 4.5% of revenue, in 2019. Personnel costs, including stock-based compensation, increased by $1.3 million, or 5.7% in 2020 as compared to 2019.
2019 compared to 2018 - Our G&A expenses increased by approximately $5.2 million, or 13.4%, in 2019 compared to 2018, and increased to 4.7% of revenue in 2019 from 4.2% of revenue for the prior year. The deferred compensation plan decreased G&A expenses by $2.0 million in 2019, but decreased G&A expenses by $0.4 million in 2018. Excluding the impact of the deferred compensation plan, G&A expenses would have been $42.4 million, or 4.5% of revenue, in 2019 compared to $39.6 million, or 4.3% of revenue, in 2018. Personnel costs, including stock-based compensation, increased $1.1 million, or 5.1%.

Other Income (Expense), net
The following table presents our Other income (expense), net for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Interest expense	(4,983)	(5,765)	(6,645)
(Loss) gain on sale of operations, net	(509)	417	1,025
Other income (expense), net (1)	16,500	17,715	(7,087)
Total other income (expense), net	$11,008	$12,367	$(12,707)

(1)Other income (expense), net includes a net gain of $15.4 million in 2020, a net gain of $19.2 million in 2019, and a net loss of $4.9 million in 2018, associated with the value of investments held in a rabbi trust related to the deferred compensation plan. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan are offset by a corresponding increase or decrease to compensation expense, which is recorded as “Operating expenses” and “G&A expenses” in the accompanying Consolidated Statements of Comprehensive Income. The deferred compensation plan has no impact on “Income from continuing operations before income tax expense” or diluted earnings per share from continuing operations.
Interest Expense - Our primary financing arrangement is the 2018 credit facility. Interest expense was $5.0 million in 2020, compared to $5.8 million in 2019. Our average debt balance and weighted average interest rate was $152.3 million and 2.45%, respectively, in 2020, compared to $158.3 million and 3.09%, respectively, in 2019. Interest expense was $6.6 million in 2018 with an average debt balance and interest rate of $182.3 million and 3.08%, respectively. Our debt is further discussed in Note 9, Debt and Financing Arrangements, to the accompanying consolidated financial statements.
Gain on Sale of Operations, net – We sold a small book of business in the Benefit and Insurance practice group and two small accounting firms in the Financial Services practice group during 2020.  We sold a small office in the Financial Services practice group during 2019, and we sold a small office in the Financial Services practice group, along with two small books of business, both in the Benefits and Insurance practice group in 2018.
Other Income (Expense), net - The majority of “Other income (expense), net” consists of net gains and losses associated with the value of the deferred compensation plan as discussed above, as well as net adjustments to the fair value of our contingent purchase price liability related to prior acquisitions. Other income of $16.5 million in 2020 included a $15.4 million net gain related to the deferred compensation plan and a $0.6 million net decrease adjustment to the fair value of our contingent purchase price liability. Other income of $17.7 million in 2019 consisted of a net gain of $19.2 million related to the deferred compensation plan, partially offset by a $1.6 million net adjustment increase to the fair value of our contingent purchase price liability. Other expense of $7.1 million in 2018 consisted of a net loss of $4.9 million related to the deferred compensation plan, as well as a $2.6 million net adjustment increase to the fair value of our contingent purchase price liability.
Income Tax Expense
The following table presents our income tax expense for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands, except percentages)
Income tax expense	$25,141	$21,840	$18,267
Effective tax rate	24.3%	23.5%	22.9%
The increase in income tax expense from 2019 to 2020 was primarily driven by higher pre-tax income. The increase in the effective tax rate from 2019 to 2020 was primarily attributable to a reduction in the tax benefit recognized in 2020 compared to 2019 related to stock-based compensation, which was partially offset by a larger reversal in 2020 compared to 2019 of estimated tax reserves due to the expiration of certain statutes of limitation. The increase in income tax expense from 2018 to 2019 was primarily driven by higher pre-tax income. The increase in the effective tax rate from 2018 to 2019 was primarily attributable to a larger reversal of estimated tax reserves due to the expiration of certain statutes of limitation in 2018 compared to 2019.

GAAP RECONCILIATION
Income from Continuing Operations to Non-GAAP Financial Measure (1)

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Income from continuing operations	$78,347	$71,049	$61,573	$51,032	$40,607
Interest expense	4,983	5,765	6,645	6,675	6,593
Income tax expense	25,141	21,840	18,267	23,288	26,399
Gain on sale of operations, net	509	(417)	(1,025)	(45)	(855)
Depreciation	9,568	8,283	6,140	5,274	5,378
Amortization	13,571	14,062	17,535	17,787	16,720
Adjusted EBITDA	$132,119	$120,582	$109,135	$104,011	$94,842

(1)We report our financial results in accordance with GAAP. This table reconciles Adjusted EBITDA, a Non-GAAP financial measure to the nearest GAAP financial measure, “Income from continuing operations.” Adjusted EBITDA is not defined by GAAP, is not based on any comprehensive set of accounting rules or principles, and should not be considered in isolation from, or regarded as an alternative or replacement to, any measurement of performance or cash flow under GAAP. Adjusted EBITDA is commonly used by us, our shareholders, and debt holders to evaluate, assess, and benchmark our operating results and to provide an additional measure with respect to our ability to meet future debt obligations. Because of these limitations, Adjusted EBITDA should be considered alongside our financial results presented in accordance with GAAP.
Operating Practice Groups
We deliver our integrated services through three practice groups: Financial Services, Benefits and Insurance Services and National Practices. A description of these groups’ operating results and factors affecting their businesses is provided below.
Financial Services

	Year Ended December 31,
	2020	2019	$ Change	% Change
	(Dollars in thousands)
Revenue
Same-unit	$620,188	$615,537	$4,651	0.8%
Acquired businesses	9,590	—	9,590
Divested operation	—	1,030	(1,030)
Total revenue	629,778	616,567	13,211	2.1%
Operating expenses	525,209	515,240	9,969	1.9%
Gross margin	$104,569	$101,327	$3,242	3.2%
Gross margin percentage	16.6%	16.4%
2020 compared to 2019 - The Financial Services practice group revenue in 2020 grew by 2.1% to $629.8 million from $616.6 million in 2019, reflecting same-unit growth of $4.7 million, or 0.8%, driven by those units that provide traditional accounting and tax-related services, which increased by $6.8 million, or 1.9% as compared to 2019. Traditional accounting and tax-related services growth was primarily attributable to favorable pricing and moderate increase in services to large clients. Same-unit revenue also benefited from $4.3 million, or 2.9%, increase in government healthcare compliance business. The same-unit revenue growth in traditional accounting and tax-related services and government healthcare compliance business lines was offset by approximately $6.4 million net decrease in project work and other service lines that are discretionary in nature. The acquisition of businesses provided incremental revenue of $9.6 million. We provide a range of services to affiliated CPA firms under ASAs. Fees earned under the ASAs are recorded as revenue in the accompanying Consolidated Statements of Comprehensive Income and were $159.4 million and $157.6 million in 2020 and 2019, respectively.
Operating expenses increased by $10.0 million in 2020 as compared to 2019, primarily as a result of $20.9 million, or 5.0%, higher personnel costs, of which acquisitions contributed approximately $6.0 million. The increase in personnel costs was partially offset by approximately $11.0 million reduction in travel and entertainment and other discretionary spending primarily due to the impact of the COVID-19 pandemic. Operating expense as a percentage of revenue remained relatively flat at 83.4% in 2020 and 83.6% in 2019.

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
Benefits and Insurance Services

	Year Ended December 31,
	2020	2019	$ Change	% Change
	(Dollars in thousands)
Revenue
Same-unit	$286,678	$295,530	$(8,852)	(3.0)%
Acquired businesses	11,080	—	11,080
Divested operation	—	698	(698)
Total revenue	297,758	296,228	1,530	0.5%
Operating expenses	248,357	246,245	2,112	0.9%
Gross margin	$49,401	$49,983	$(582)	(1.2)%
Gross margin percentage	16.6%	16.9%
2020 compared to 2019 - The Benefits and Insurance Services practice group revenue in 2020 grew by 0.5% to $297.8 million from $296.2 million in 2019, primarily driven by $11.1 million of incremental revenue from the acquisition of businesses. Same-unit revenue decreased by $8.9 million, or 3.0% in 2020, primarily driven by decreased revenue from payroll services, property and casualty insurance, and retirement plan services businesses that were impacted by COVID-19 related factors. Operating expenses increased by $2.1 million in 2020 primarily due to $7.2 million, or 3.9%, in higher personnel costs as result of acquisitions, which contributed approximately $6.2 million to the e increase in 2020 as well as an increase in the hiring of sales production staff. The increase in personnel costs was partially offset by approximately $4.4 million savings from decreased travel and other discretionary spending in 2020 as compared to 2019 primarily due to the impact of COVID-19 pandemic.

	Year Ended December 31,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Revenue
Same-unit	$288,447	$288,243	$204	0.1%
Acquired businesses	7,781	—	7,781
Divested operation	—	194	(194)
Total revenue	296,228	288,437	7,791	2.7%
Operating expenses	246,245	239,646	6,599	2.8%
Gross margin	$49,983	$48,791	$1,192	2.4%
Gross margin percentage	16.9%	16.9%
2019 compared to 2018 - The Benefits and Insurance Services practice group revenue in 2019 grew by 2.7% to $296.2 million from $288.4 million in 2018, primarily driven by $7.8 million of incremental revenue from the acquisition of businesses. Same-unit revenue increased slightly by $0.2 million, or 0.1%, in 2019 driven by growth in property and casualty insurance and retirement plan services, offset by year over year declines in non-recurring project based revenue, which is transactional in nature. Operating expenses increased by $6.6 million in 2019 due to personnel costs, which increased by $5.1 million, or 2.8%, primarily due to acquisitions, as well as an increase in the hiring of sales production staff.
National Practices

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Revenue
Same-unit	$36,361	$35,629	$32,640
Operating expenses	32,637	32,474	30,003
Gross margin	$3,724	$3,155	$2,637
Gross margin percentage	10.2%	8.9%	8.1%
Revenue growth in this practice group was primarily driven by our cost-plus contract with a single client, which has existed since 1999. The cost-plus contract is a five year contract with the most recent renewal through December 31, 2023. Revenues from this single client accounted for more than 70% of the National Practice group’s revenue. Operating expenses have increased mainly due to an increase in salaries and benefits.
LIQUIDITY AND CAPITAL RESOURCES
The following table is derived from our Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net cash provided by operating activities	$146,845	$98,185	$105,248
Net cash used in investing activities	(46,406)	(27,685)	(47,576)
Net cash used in financing activities	(76,609)	(54,549)	(109,380)
We generate strong cash flows from operations and have access to a $400.0 million credit facility, which enables us to fund investments and operating projects that are designed to optimize shareholder return. Cash flows from operations and available capital resources allow us to make strategic acquisitions, repurchase shares of our common stock when accretive to shareholders, meet working capital needs, and service our debt. Generally, we maintain low levels of cash and apply any available cash to pay down our outstanding debt balance. Due to the seasonal nature of the Financial Services practice group’s accounting and tax services in the first four months of the fiscal year, we historically generate much of our cash flows during the last three quarters of the fiscal year.

Our working capital management primarily relates to trade accounts receivable, accounts payable, incentive-based compensation and other assets, which consists of other receivables and prepaid assets typically related to activities in the normal course of our business operations. At any specific point in time, working capital is subject to many variables, including seasonality and the timing of cash receipts and payments, most notably in the timing of insurance premiums to the carriers within our Benefits and Insurance practice group. We have restricted cash on deposit from clients in connection with the pass-through of insurance premiums to the carrier with the related liability for these funds recorded in “Accounts payable” in the accompanying Consolidated Balance Sheets.
Accounts receivable balances increase in response to the increase in revenue generated by the Financial Services practice group during the first four months of the year. A significant amount of this revenue is billed and collected in subsequent quarters. Days sales outstanding (“DSO”) from continuing operations represent accounts receivable and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve months daily revenue. DSO was 72 days as of December 31, 2020 and 75 days as of December 31, 2019. We provide DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of our ability to collect on receivables in a timely manner.
Cash Provided by Operating Activities
2020 compared to 2019 - Operating activities generated cash of $146.8 million during 2020 and consisted of net income of $78.3 million, adjusted for certain non-cash items, such as depreciation and amortization expense of $23.1 million, share-based compensation expense of $8.9 million, bad debt expense of $4.4 million, as well as $35.0 million of cash generated from working capital management. The $48.7 million increase in cash provided by operating activities in 2020 as compared to 2019 was primarily due to a net increase of $46.4 million in cash generated from working capital of which approximately $16.3 million related to the deferral of payroll tax deposit and payment, as well as an increase of $7.6 million in net income, offset by $5.3 million decrease in non-cash items.
2019 compared to 2018 - Cash flow from operating activities generated cash of $98.2 million during 2019 and consisted of net income of $70.7 million, adjusted for certain non-cash items, such as depreciation and amortization expense of $22.3 million, deferred income taxes of $9.7 million, and share-based compensation expense of $7.3 million, as well as a working capital use of cash of $11.4 million. The $7.1 million decrease in cash provided by operating activities in 2019 compared to 2018 was primarily due to a net decrease in cash from working capital of $16.5 million, which was offset by the increase in net income of $9.1 million.
Investing Activities
The majority of our investing activities relate to acquisitions, capital expenditures and net activity related to funds held for clients. Refer to Note 1, Basis of Presentation and Significant Accounting Policies, and Note 18, Business Combinations, to the accompanying consolidated financial statements for further discussion on our acquisitions and a further description of funds held for clients and client fund obligations.
2020 - Net cash used in investing activities in 2020 consisted primarily of $71.4 million related to business acquisitions and $11.6 million in capital expenditures, offset by $34.0 million net proceeds from sales and maturities of client funds.
2019 - Net cash used in investing activities in 2019 consisted primarily of $11.7 million related to business acquisitions, as well as $13.9 million in capital expenditures. Net activity related to funds held for clients also contributed $3.3 million to cash used in investing activities.
2018 - Net cash used in investing activities in 2018 consisted primarily of $29.1 million related to the business acquisitions, as well as $14.6 million of capital expenditures. Net activity related to funds held for clients of $6.2 million also contributed to cash used in investing activities.
Financing Activities
The majority of our financing activities relate to our 2018 credit facility, share repurchases, net client fund obligation activity, as well as contingent consideration payments for prior acquisitions. Refer to Note 9, Debt and Financing Arrangements, and Note 13, Common Stock, to the accompanying consolidated financial statements for further discussion on our 2018 credit facility and Share Repurchase Program.

2020 - Net cash used in financing activities in 2020 consisted primarily of $58.5 million of share repurchases, a net decrease of $13.7 million in client fund obligations, and $12.9 million of contingent consideration payments for prior acquisitions, partially offset by $6.5 million in proceeds from the exercise of stock options and $2.5 million net proceeds from borrowings under our 2018 credit facility.
2019 - Net cash used in financing activities in 2019 consisted primarily of net payments on our 2018 credit facility of $30.0 million, $27.2 million of share repurchases, and $17.5 million of contingent consideration payments for prior acquisitions, offset partially by a net increase of $10.1 million in client fund obligations and $10.6 million in proceeds from the exercise of stock options.
2018 - Net cash used in financing activities in 2018 consisted primarily of net payments on our 2018 credit facility of $43.0 million, a net decrease of $41.5 million in client fund obligations, $17.5 million of share repurchases, and $11.8 million of contingent consideration payments for prior acquisitions, partially offset by $6.3 million in proceeds from the exercise of stock options.
CAPITAL RESOURCES
The following table presents our capital structure (in thousands):

	December 31,
	2020	2019
Bank debt	$108,000	$105,500
Stockholders' equity	702,620	659,238
Total capital	$810,620	$764,738
Credit Facility - Our primary financing arrangement is the $400.0 million unsecured credit facility, by and among CBIZ Operations, Inc., CBIZ, Inc. and Bank of America, N.A., as administrative agent and bank, and other participating banks, which provides us with the capital necessary to meet our working capital needs as well as the flexibility to continue with our strategic initiatives, including business acquisitions and share repurchases and matures in 2023.  At December 31, 2020, we had $108.0 million outstanding under the credit facility, as well as letters of credit and performance guarantees totaling $4.0 million. Available funds under the credit facility, based on the terms of the commitment, were approximately $286.4 million at December 31, 2020. The weighted average interest rate under the credit facility was 2.45% in 2020 and 3.09% in 2019. The credit facility allows for the allocation of funds for future strategic initiatives, including acquisitions and the repurchase of our common stock, subject to the terms and conditions of the credit facility.
Debt Covenant Compliance - We are required to meet certain financial covenants with respect to (i) total leverage ratio and (ii) a minimum fixed charge coverage ratio. We were in compliance with our covenants as of December 31, 2020. Our ability to service our debt and to fund future strategic initiatives will depend upon our ability to generate cash in the future. For further discussion regarding our credit facility, refer to Note 9, Debt and Financing Arrangements, to the accompanying consolidated financial statements.
Use of Capital - Our first priority for the use of capital is to make strategic acquisitions. We completed seven business acquisitions and four client list acquisitions in 2020. Refer to Note 18, Business Combinations, to the accompanying consolidated financial statements for further discussion on acquisitions. We also have the financing flexibility and the capacity to actively repurchase shares of our common stock. We believe that repurchasing shares of our common stock is a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our shareholders. We repurchased 2.4 million shares of our common stock at a total cost of approximately $59.6 million in 2020, 1.3 million shares at a total cost of approximately $27.2 million in 2019 and 0.9 million shares at a total cost of approximately $17.5 million in 2018. Refer to Note 13, Common Stock, to the accompanying consolidated financial statements for further discussion on the Share Repurchase Program.
Cash Requirements for 2021 - Cash requirements for 2021 will include acquisitions, interest payments on debt, seasonal working capital requirements, contingent earnout payments for previous acquisitions, share repurchases and capital expenditures. We believe that cash provided by operations, as well as available funds under our credit facility will be sufficient to meet cash requirements for the next 12 months.

OBLIGATIONS AND COMMITMENTS
Our aggregate amount of future obligations for the next five years and thereafter is set forth below (in thousands):

	Total	2021	2022-2023	2024-2025	2026 and Thereafter
Credit facility (1)	$113,954	$2,646	$111,308	$—	$—
Operating leases (2)	193,828	36,270	58,063	47,063	52,432
Contingent purchase price liabilities (3)	57,381	14,027	27,805	15,549	—
Other liabilities (4)	7,681	5,574	358	1,153	596
Total	$372,844	$58,517	$197,534	$63,765	$53,028

(1)Our credit facility matures on April 3, 2023. Interest on the credit facility is not determinable due to the revolving nature of the credit facility and the variability of the related interest rate. Dollar amounts are estimates based on applying the 2.45% weighted average rate of the credit facility at December 31, 2020 to the $108.0 million outstanding balance of the credit facility at December 31, 2020.
(2)Operating leases include the minimum rent commitments under non-cancelable operating leases. Amount excludes cash expected to be received under subleases and impact of future renewals.
(3)Represents the contingent purchase price liability that is expected to be paid over the next five years resulting from business acquisitions. For the years ended December 31, 2021, 2022, 2023, 2024, and 2025, the cash portions of the contingent purchase price liability are $12.2 million, $15.4 million, $9.0 million, $13.0 million, and $0.8 million, respectively, with the remaining balance representing the stock portions.
(4)Other liabilities include letters of credit and license bonds, contingencies related to the purchase of client lists and federal and state income taxes. For further discussion regarding commitments and contingencies, refer to Note 11, Commitments and Contingencies, to the accompanying consolidated financial statements. The liability for unrecognized tax benefits of $1.5 million under FASB ASC Topic 740, Income Taxes, is excluded, since we are unable to reasonably estimate the timing of cash settlements with the respective tax authorities.
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
We provide letters of credit for insurance needs as well as to landlords (lessors) of our leased premises in lieu of cash security deposits. Letters of credit totaled $1.7 million and $1.3 million at December 31, 2020 and 2019. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.2 million and $2.3 million at December 31, 2020 and 2019, respectively.
We have various agreements under which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by us under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2020, we were not aware of any obligations arising under indemnification agreements that would require material payments.
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

As of December 31, 2020, the notional value of all of our interest rate swaps was $95.0 million, with maturity dates ranging from February, 2021 to April, 2025. For further details on our interest rate swaps, refer to Note 6, Financial Instruments, to the accompanying consolidated financial statements.
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
Accounts Receivable and Notes Receivable - We determine the net amount expected to be collected on our accounts receivable, both billed and unbilled, and notes receivable, based on a combination of factors, including but not limited to our historical incurred loss experience, credit-worthiness of our clients, the age of accounts receivable balance, current economic conditions that may affect a client's ability to pay, and reasonable and supportable forecasts. Significant management judgments and estimates must be made and used in connection with establishing the allowance for doubtful accounts for each accounting period. Material differences may result if facts and circumstances change in relation to the original estimation.
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
Goodwill and Other Intangible Assets - Goodwill represents the difference between the purchase price of the acquired business and the related fair value of the net assets acquired. A significant portion of our assets in the accompanying Consolidated Balance Sheets is goodwill. At December 31, 2020, the carrying value of goodwill totaled $683.1 million, compared to total assets of $1.5 billion and total shareholders’ equity of $702.6 million. Intangible assets consist of identifiable intangibles other than goodwill. Identifiable intangible assets other than goodwill include client lists and non-compete agreements, which require significant judgments in determining the fair value. We carry client lists and non-compete agreements at cost, less accumulated amortization, in the accompanying Consolidated Balance Sheets.
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

The goodwill impairment test is performed at a reporting unit level. A reporting unit is an operating segment of a business or one level below an operating segment. At December 31, 2020, we had five reporting units. We may use either a qualitative or quantitative approach when testing a reporting unit’s goodwill for impairment. Under the qualitative assessment, we are not required to calculate the fair value of a reporting unit unless we determine that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured. Any such impairment charge would reduce earnings and could be material.
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
The notional value, fixed rate of interest and expiration date of each interest rate swap is (i)$10 million – 1.120% - February, 2021, (ii) $20 million – 1.770% - May, 2022, (iii) $15 million – 2.640% - June, 2023 and (iv) $50 million – 0.885% - April, 2025. Refer to Note 6, Financial Instruments, to the accompanying consolidated financial statements for further discussion regarding interest rate swaps.
Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which we could borrow funds under our credit facility. Our balance outstanding under the credit facility at December 31, 2020 was $108.0 million, of which $13.0 million is subject to rate risk. If market rates were to increase or decrease 100 basis points from the levels at December 31, 2020, interest expense would increase or decrease approximately $0.1 million annually.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The Financial Statements, together with the notes thereto and the report of KPMG LLP dated February 26, 2021 thereon, and the Supplementary Data required hereunder, are included in this Annual Report as set forth in Item 15(a) hereof and are incorporated herein by reference.
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
Conclusions - Based upon the Controls Evaluation, our CEO and CFO have concluded that as of the end of the period covered by this report, our Disclosure Controls are effective at the reasonable assurance level described above. There were no changes in our Internal Controls that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.
Management’s Report on Internal Control Over Financial Reporting - Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision of management, including our CEO and CFO, we conducted an evaluation of our internal control over financial reporting based on the framework provided in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.
Our independent auditor, KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting which appears in Item 8 of this Annual Report.

ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information with respect to this item not included below is incorporated by reference from our Definitive Proxy Statement for the 2021 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of CBIZ’s fiscal year.
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

Name	Age	Position(s)
Executive Officers and Directors:
Steven L. Gerard (1)	75	Chairman
Jerome P. Grisko, Jr. (1)	59	President & Chief Executive Officer, Director
Rick L. Burdick (1)(3)(4)	69	Lead Director and Vice Chairman
Michael H. DeGroote (3)	60	Director
Joseph S. DiMartino (3)(4)	77	Director
Gina D. France (2)(3)	62	Director
Sherrill W. Hudson (2)(4)	77	Director
Todd J. Slotkin (2)(4)	67	Director
A. Haag Sherman (2)	55	Director
Benaree Pratt Wiley (3)(4)	74	Director
Ware H. Grove	70	Senior Vice President and Chief Financial Officer
Chris Spurio	55	President, Financial Services
Michael P. Kouzelos	52	President, Benefits and Insurance Services
Other Key Employees:
Richard E. Mills	65	Chief Operating Officer, Financial Services
Michael W. Gleespen	62	Secretary and General Counsel
John A. Fleischer	59	Senior Vice President and Chief Information Officer
Mark M. Waxman	62	Senior Vice President and Chief Marketing Officer
Bruce J. Kowalski	60	Vice President, Tax
Cynthia L. Sobe	53	Treasurer
Philip P. Noftsinger	50	Vice President of Finance and Corporate Controller

(1)Member of Executive Management Committee
(2)Member of Audit Committee
(3)Member of Nominating & Governance Committee
(4)Member of Compensation & Human Capital Committee

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
Gina D. France was appointed to the CBIZ Board in February, 2015. Ms. France founded France Strategic Partners, LLC, a strategy and transaction advisory firm, and has served as its President and Chief Executive Officer since 2003. Ms. France has over 40 years of experience in strategy, investment banking and corporate finance. Prior to founding France Strategic Partners, Ms. France was a Managing Director with Ernst & Young, LLP and directed the Firm’s Center for Strategic Transactions. Prior to her work with Ernst & Young, Ms. France was a Senior Vice President with Lehman Brothers, Inc. Ms. France serves on the boards of Huntington Bancshares, Inc., Cedar Fair, L.P. and on the boards of the BNY Mellon Family of Funds. Ms. France has previously served on the boards of FirstMerit Corporation, Dawn Food Products, Inc. and Mack Industries.
Sherrill W. Hudson was appointed to the CBIZ Board in February, 2015.  Until July 2016, upon the sale of the Company, Mr. Hudson was Chairman of the Board of TECO Energy, Inc. and was a member of its board since January 2003. He was executive chairman from August 2010 to December 2012, after having served as Chairman and Chief Executive Officer since July 2004. Mr. Hudson also serves on the boards of Lennar Corporation and United Insurance Holdings Corporation. He served on the Publix Super Markets, Inc. board from January 2003 until April 2015. Mr. Hudson is also Chairman Emeritus of the Florida Chapter of the National Association of Corporate Directors. Mr. Hudson retired from Deloitte & Touche, LLP in August 2002, after 37 years of service.
Todd J. Slotkin has served as a Director of CBIZ since September 2003, when he was elected as an independent director. Mr. Slotkin is President & COO of KMP Music LLC, a music publishing firm. He is also currently a Senior Advisor at Alvarez & Marsal, and between 2014 and 2020 he served as the Global Business Head of Alvarez &

Marsal’s Asset Management Services. Mr. Slotkin is also an independent director of the Apollo Closed End Fund Complex (Apollo Floating Rate Fund, Apollo Tactical Income Fund). In 2011, Mr. Slotkin was appointed the Managing Partner of Newton Pointe LLC, an advisory firm, a position he also held during the period 2007-2008. Mr. Slotkin served on the Board of Martha Stewart Living Omnimedia from 2008 to 2012, and was head of its Audit Committee and Special Committee. Between 2008 and 2010, Mr. Slotkin was a Senior Managing Director of Irving Place Capital. From 2006 to 2007 Mr. Slotkin served as a Managing Director of Natixis Capital Markets. From 1992 to 2006, Mr. Slotkin served as a SVP (1992-1998) and EVP and Chief Financial Officer (1998-2006) of MacAndrews & Forbes Holdings Inc. Additionally, he was the Executive Vice President and Chief Financial Officer of publicly owned M&F Worldwide (1998-2006). Prior to 1992, Mr. Slotkin spent 17 years with Citigroup, ultimately serving as Senior Managing Director and Senior Credit Officer. He was the Global Head of Citigroup’s Leveraged Capital Group. Mr. Slotkin is a co-founder of the Food Allergy Research & Education, Inc., formerly known as the Food Allergy Initiative.
A. Haag Sherman has served as a Director of CBIZ since August 2020, when he was elected as an independent director. Mr. Sherman has served as the Chief Executive Officer and a director of Tectonic Financial, Inc. (and its predecessor), a banking and financial holding company, since February 2015. Prior thereto, Mr. Sherman co-founded Salient Partners, LP, a Huston-based investment firm, in 2002 and served in various executive positions, including Chief Executive Officer and Chief Investment Officer, through October 2011. In addition, he previously served as an executive officer and partner of The Redstone Companies from 1998 to 2002 where he, among other things, managed a private equity portfolio. Mr. Sherman has served as a director of Hilltop Holdings, Inc. since its acquisition of PlainsCapital Corporation in November 2012. He previously served as a director of PlainsCapital from September 2009 to November 2012. He previously served as a member of the board of directors of Salient MLP & Energy Infrastructure Fund, Blue Dolphin Energy Company, Miller Energy Resources, Inc. and ZaZa Energy Corp. Mr. Sherman has served as an adjunct professor of law at The University of Texas School of Law. Mr. Sherman previously practiced corporate law at Akin Gump Strauss Hauer & Feld LLP from 1992 to 1996 and was an auditor at Price Waterhouse, a public accounting firm, from 1988 to 1989. Mr. Sherman is an attorney and certified public accountant.
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
Philip P. Noftsinger was appointed Vice President of Finance and Corporate Controller for CBIZ in March 2020. Prior to his current role, Mr. Noftsinger has served in various leadership positions within CBIZ organizations, particularly as President of CBIZ's Employee Service Organization and President of CBIZ Payroll. Mr. Noftsinger also created the CBIZ Small Business Employment Index, which is a metric designed to gauge hiring in companies with less than 300 employees across the United States. Mr. Noftsinger can be seen on Fox Business, CNBC and Bloomberg on occasion to discuss the state of small business hiring and employment. His comments on the state of small businesses have also been carried in multiple print and web outlets including Smart Money, Accounting Today and The Wall Street Journal. Prior to joining CBIZ in September of 2004, Mr. Noftsinger was controller of Fortegra, Incorporated, a highly specialized IT consultation and integration firm in the energy and health-care industries. Mr. Noftsinger is a CPA and a member of the American Institute of Certified Public Accountants.
ITEM 11. EXECUTIVE COMPENSATION.
Information with respect to this item is incorporated by reference from our Definitive Proxy Statement for the 2021 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of our fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information with respect to this item is incorporated by reference from our Definitive Proxy Statement for the 2021 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of our fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information with respect to this item is incorporated by reference from our Definitive Proxy Statement for the 2021 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Information with respect to this item is incorporated by reference from our Definitive Proxy Statement for the 2021 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of our fiscal year.
PART IV
ITEM 15. EXHIBITS.
(a)The following documents are filed as part of this Annual Report or incorporated by reference:
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

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-8, File No. 333-197284, and incorporated herein by reference).

3.2	Certificate of Amendment of the Certificate of Incorporation of the Company, effective August 1, 2005 (filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 000-25890, dated March 16, 2006, and incorporated herein by reference).

3.3	Amended and Restated Bylaws of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-8, File No. 333-197284, and incorporated herein by reference).

3.4	Amendment to Amended and Restated Bylaws of the Company dated November 1, 2007 (filed as Exhibit 3.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated November 1, 2007, and incorporated herein by reference).

4.1	Form of Stock Certificate of Common Stock of the Company (filed as Exhibit 4.1 to the Company’s Annual Report Form 10-K for the year ended December 31, 1998, File No. 000-25890, dated March 4, 1999, and incorporated herein by reference).

4.2	Employee Stock Investment Plan (filed as Exhibit 4.4 to the Company’s Report on Form S-8, File No. 000-333-62148, dated June 1, 2001, and incorporated herein by reference).

4.3	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.3 to the Company's Annual Report Form 10-K for the year ended December 31, 2019, File No. 001-32961, dated February 26, 2020, and incorporated herein by reference).

10.1 †	2002 Stock Incentive Plan (filed as Appendix A to the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders, File No. 000-25890, dated April 1, 2002, and incorporated herein by reference).

10.2 †	Severance Protection Agreement by and between the Company and Jerome P. Grisko, Jr. (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 000-25890, dated April 2, 2001, and incorporated herein by reference).

10.3 †	CBIZ, Inc. 2002 Amended and Restated Stock Incentive Plan (Amended and Restated as of May 12, 2011), (filed as Exhibit 10.1 to the Company’s Report on Form 10-Q, File No. 001-32961, dated August 9, 2011, and incorporated herein by reference).

10.4 †	2014 Stock Incentive Plan and 2002 Amended and Restated Stock Incentive Plan (filed as Exhibit 4.2 to Form S-8, dated July 7, 2014, and incorporated herein by reference).

10.5 †	Consulting Agreement by and between the Company and Steven L. Gerard, dated March 9, 2016 (filed as Exhibit 10.1 to the Company’s Report on Form 10-Q, File No. 001-32961, dated March 3, 2016, and incorporated herein by reference).

10.6 †	Employment Agreement by and between the Company and Jerome P. Grisko, Jr., dated September 1, 2016 (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated September 8, 2016, and incorporated herein by reference).

10.7 †	Amended and Restated Employment Agreement by and between the Company and Ware H. Grove, dated March 30, 2017 (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated April 4, 2017, and incorporated herein by reference).

10.8	Loan Agreement dated as of August 16, 2018 by and among CBIZ Benefits and Insurance, Inc. and The Huntington Bank (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-32961, on November 1, 2018, and incorporated herein by reference).

10.9	Amended and Restated Credit Agreement by and among CBIZ Operations, Inc., CBIZ, Inc., and Bank of America, N.A., as administrative agent, and the other financial institutions from time to time party thereto, dated April 3, 2018 (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, on April 5, 2018, and incorporated herein by reference).

10.10 †	2019 CBIZ, Inc. Omnibus Incentive Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 333-197284, and incorporated herein by reference).

10.11	First Amendment to Loan Agreement by and among CBIZ Benefit and Insurance, Inc. and the Huntington National Bank (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, File No. 001-32961, on November 1, 2019, and incorporated herein by reference).

10.12	Second Amendment to Loan Agreement by and among CBIZ Benefit and Insurance, Inc. and the Huntington National Bank (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, File No. 001-32961, on November 1, 2020, and incorporated herein by reference).

21.1*	List of Subsidiaries of CBIZ, Inc.

23*	Consent of KPMG LLP

24*	Powers of attorney (included on the signature page hereto).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments)*
______________________________________________________
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
February 26, 2021
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

Signature	Title	Date

/s/ JEROME P. GRISKO, JR.	President & Chief Executive Officer, Director (Principal Executive Officer)	February 26, 2021
Jerome P. Grisko, Jr.

/s/ WARE H. GROVE	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2021
Ware H. Grove

/s/ STEVEN L. GERARD	Chairman	February 26, 2021
Steven L. Gerard

/s/ RICK L. BURDICK	Lead Director and Vice Chairman	February 26, 2021
Rick L. Burdick

/s/ MICHAEL H. DE GROOTE	Director	February 26, 2021
Michael H. DeGroote

/s/ JOSEPH S. DI MARTINO	Director	February 26, 2021
Joseph S. DiMartino

/s/ GINA D. FRANCE	Director	February 26, 2021
Gina D. France

/s/ SHERRILL W. HUDSON	Director	February 26, 2021
Sherrill W. Hudson

/s/ TODD J. SLOTKIN	Director	February 26, 2021
Todd J. Slotkin

/s/ A. HAAG SHERMAN	Director	February 26, 2021
A.Haag Sherman

/s/ BENAREE PRATT WILEY	Director	February 26, 2021
Benaree Pratt Wiley

CBIZ, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
CBIZ, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of CBIZ, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 842, Leases.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Evaluation of the estimation of losses for certain billed and unbilled receivables
As discussed in Note 1 to the consolidated financial statements, the Company maintains allowances for doubtful accounts and unbilled services for estimated losses. As of December 31, 2020, the allowance for doubtful accounts was $14.9 million, or 6.4% of total accounts receivable. The allowance for doubtful accounts and unbilled services is recorded based on the Company’s historical experience, client credit-worthiness, the age of accounts receivable, and economic trends and conditions.
We have identified the evaluation of the Company’s estimation of losses related to the Financial Services practice for billed and unbilled receivables as a critical audit matter. There is a high degree of subjectivity in assessing the assumptions, which are used in estimating losses related to billed and unbilled receivables. The assumptions include the probability of the Company’s collection of receivables based on historical experience, the consideration of economic conditions that may affect the ability of clients to pay billed and unbilled fees, and the Company’s ability to successfully execute the contracts in line with the current estimated level of effort.
The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to develop the assumptions used to estimate losses related to billed and unbilled receivables. For specific clients, we evaluated the established allowance for doubtful accounts and unbilled services by inquiring of relevant Company personnel. For a selection of clients, we evaluated the Company’s cash collections and billings subsequent to December 31, 2020. We assessed the Company’s loss estimation by inspecting relevant underlying documentation, including contractual documents, historical trends, age of accounts receivable, and contract realization analyses. We performed the following analyses over billed and unbilled receivables and related accounts:
•Compared actual incurred bad debt for certain billed and unbilled receivables to the corresponding previously established allowance for doubtful accounts and unbilled services, and
•Compared the age of the current billed and unbilled receivables as of December 31, 2020, which represents the days outstanding for the current billed and unbilled receivables to the age of the Company’s billed and unbilled receivables in prior periods.
/s/ KPMG LLP
We have served as the Company’s auditor since 1996.
Cleveland, Ohio
February 26, 2021

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2020 AND 2019
(In thousands, except per share data)

	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$4,652	$567
Restricted cash	23,951	29,595
Accounts receivable, net	216,175	222,031
Other current assets	24,213	24,325
Current assets before funds held for clients	268,991	276,518
Funds held for clients	167,440	179,502
Total current assets	436,431	456,020
Non-current assets:
Property and equipment, net	41,346	39,412
Goodwill and other intangible assets, net	756,750	654,671
Assets of deferred compensation plan	127,332	106,851
Operating lease right-of-use asset, net	147,843	140,831
Other non-current assets	4,052	2,989
Total non-current assets	1,077,323	944,754
Total assets	$1,513,754	$1,400,774
LIABILITIES
Current liabilities:
Accounts payable	$64,119	$68,510
Income taxes payable	2,788	57
Accrued personnel costs	79,978	59,898
Contingent purchase price liability	20,288	16,193
Operating lease liability	30,483	29,030
Other current liabilities	13,629	13,218
Current liabilities before client fund obligations	211,285	186,906
Client fund obligations	166,989	179,020
Total current liabilities	378,274	365,926
Non-current liabilities:
Bank debt	108,000	105,500
Debt issuance costs	(808)	(1,167)
Total long-term debt	107,192	104,333
Income taxes payable	1,775	3,053
Deferred income taxes, net	8,752	11,720
Deferred compensation plan obligations	127,332	106,851
Contingent purchase price liability	34,103	15,896
Operating lease liability	142,020	132,018
Other non-current liabilities	11,686	1,739
Total non-current liabilities	432,860	375,610
Total liabilities	811,134	741,536
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; shares authorized 250,000; shares issued 134,144 and 133,056; shares outstanding 54,099 and 55,419	1,341	1,331
Additional paid-in capital	740,970	714,704
Retained earnings	557,875	479,576
Treasury stock, 80,045 and 77,637 shares	(595,297)	(535,693)
Accumulated other comprehensive loss	(2,269)	(680)
Total stockholders’ equity	702,620	659,238
Total liabilities and stockholders’ equity	$1,513,754	$1,400,774
See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(In thousands, except per share data)

	2020	2019	2018
Revenue	$963,897	$948,424	$922,003
Operating expenses	825,351	823,496	790,283
Gross margin	138,546	124,928	131,720
Corporate general and administrative expenses	46,066	44,406	39,173
Operating income	92,480	80,522	92,547
Other income (expense):
Interest expense	(4,983)	(5,765)	(6,645)
(Loss) gain on sale of operations, net	(509)	417	1,025
Other income (expense), net	16,500	17,715	(7,087)
Total other income (expense), net	11,008	12,367	(12,707)
Income from continuing operations before income tax expense	103,488	92,889	79,840
Income tax expense	25,141	21,840	18,267
Income from continuing operations	78,347	71,049	61,573
Loss from operations of discontinued operations, net of tax	(48)	(335)	(3)
Net income	$78,299	$70,714	$61,570
Earnings (loss) per share:
Basic:
Continuing operations	$1.44	$1.31	$1.13
Discontinued operations	—	(0.01)	—
Net income	$1.44	$1.30	$1.13
Diluted:
Continuing operations	$1.42	$1.27	$1.09
Discontinued operations	(0.01)	(0.01)	—
Net income	$1.41	$1.26	$1.09
Basic weighted average common shares outstanding	54,288	54,299	54,561
Diluted weighted average common shares outstanding	55,359	55,895	56,487
Comprehensive income:
Net income	$78,299	$70,714	$61,570
Other comprehensive income:
Net unrealized (loss) gain on available-for-sale securities, net of income tax (benefit) expense of $(14), $351 and $(96)	(42)	940	(259)
Net unrealized (loss) on interest rate swaps, net of income tax (benefit) of $(494), $(380) and $(8)	(1,525)	(1,222)	(17)
Foreign currency translation	(22)	(17)	(24)
Total other comprehensive loss	(1,589)	(299)	(300)
Total comprehensive income	$76,710	$70,415	$61,270
See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(In thousands)

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Totals
December 31, 2017	130,075	75,484	$1,301	$675,504	$345,302	$(491,046)	$(182)	$530,879
Cumulative-effect adjustment	—	—	—	—	2,091	—	—	2,091
Adjusted balance at January 1, 2018	130,075	75,484	1,301	675,504	347,393	(491,046)	(182)	532,970
Net income	—	—	—	—	61,570	—	—	61,570
Other comprehensive loss	—	—	—	—	—	—	(300)	(300)
Share repurchases	—	848	—	—	—	(17,484)	—	(17,484)
Restricted stock	272	—	3	(3)	—	—	—	—
Stock options exercised	864	—	8	6,283	—	—	—	6,291
Share-based compensation	—	—	—	6,866	—	—	—	6,866
Business acquisitions	193	—	2	3,748	—	—	—	3,750
December 31, 2018	131,404	76,332	1,314	692,398	408,963	(508,530)	(482)	593,663
Cumulative-effect adjustment					(101)		101	—
Net income	—	—	—	—	70,714	—	—	70,714
Other comprehensive loss	—	—	—	—	—	—	(299)	(299)
Share repurchases	—	1,305	—	—	—	(27,163)	—	(27,163)
Restricted stock	228	—	2	(2)	—	—	—	—
Stock options exercised	1,210	—	12	10,596	—	—	—	10,608
Share-based compensation	—	—	—	7,254	—	—	—	7,254
Business acquisitions	214	—	3	4,458	—	—	—	4,461
December 31, 2019	133,056	77,637	1,331	714,704	479,576	(535,693)	(680)	659,238
Net income	—	—	—	—	78,299	—	—	78,299
Other comprehensive loss	—	—	—	—	—	—	(1,589)	(1,589)
Share repurchases	—	2,408	—	—	—	(59,604)	—	(59,604)
Restricted stock	25	—	—	—	—	—	—	—
Stock options exercised	634	—	6	6,480	—	—	—	6,486
Share-based compensation	—	—	—	8,869	—	—	—	8,869
Business acquisitions	429	—	4	10,917	—	—	—	10,921
December 31, 2020	134,144	80,045	$1,341	$740,970	$557,875	$(595,297)	$(2,269)	$702,620
See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(In thousands)

	2020	2019	2018
Cash flows from operating activities:
Net income	$78,299	$70,714	$61,570
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of operations, net of tax	509	(417)	(1,025)
Depreciation and amortization expense	23,139	22,345	23,675
Bad debt expense, net of recoveries	4,409	2,415	3,665
Adjustment to contingent earnout liability, net	(629)	1,599	2,617
Deferred income taxes	(770)	9,695	5,775
Employee stock awards	8,869	7,254	6,866
Excess tax benefits from share based payment arrangements	(2,394)	(4,773)	(3,260)
Other, net	485	1,077	400
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	6,714	(15,529)	(10,668)
Other assets	1,472	907	(3,344)
Accounts payable	(8,800)	9,829	974
Income taxes payable	2,158	(687)	426
Accrued personnel costs	19,788	(4,093)	17,901
Other liabilities	13,667	(1,813)	(140)
Net cash provided by continuing operations	146,916	98,523	105,432
Operating cash flows used in discontinued operations	(71)	(338)	(184)
Net cash provided by operating activities	146,845	98,185	105,248
Cash flows from investing activities:
Business acquisitions and purchases of client lists, net of cash acquired	(71,430)	(11,744)	(29,080)
Purchases of client fund investments	(3,447)	(27,216)	(18,426)
Proceeds from the sales and maturities of client fund investments	37,487	23,958	12,238
Additions to property and equipment	(11,576)	(13,873)	(14,624)
Other, net	2,560	1,190	2,316
Net cash used in investing activities	(46,406)	(27,685)	(47,576)
Cash flows from financing activities:
Proceeds from bank debt	592,354	648,648	690,173
Payment of bank debt	(589,854)	(678,648)	(733,173)
Payment for acquisition of treasury stock	(58,536)	(27,163)	(17,484)
(Decrease) increase in client funds obligations	(13,747)	10,069	(41,509)
Payment of contingent consideration of acquisitions	(12,859)	(17,457)	(11,787)
Proceeds from exercise of stock options	6,486	10,608	6,291
Other, net	(453)	(606)	(1,891)
Net cash used in financing activities	(76,609)	(54,549)	(109,380)
Net increase (decrease) in cash, cash equivalents and restricted cash	23,830	15,951	(51,708)
Cash, cash equivalents and restricted cash at beginning of year	146,505	130,554	182,262
Cash, cash equivalents and restricted cash at end of year	$170,335	$146,505	$130,554

Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$4,652	$567	$640
Restricted cash	23,951	29,595	27,481
Cash equivalents included in funds held for clients	141,732	116,343	102,433
Cash, cash equivalents and restricted cash at end of year	$170,335	$146,505	$130,554

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,739	$5,556	$6,340
Cash paid for income taxes, net of income tax refunds	$25,939	$17,497	$15,327
See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Selected Terms Used in Notes to Consolidated Financial Statements
ASA - Administrative Service Agreement.
ASC - Accounting Standards Codification.
ASU - Accounting Standards Update.
CECL - Current expected credit losses.
CPA firm - Certified Public Accounting firm.
FASB - The Financial Accounting Standards Board.
GAAP - United States Generally Accepted Accounting Principles.
LIBOR - London Interbank Offered Rate.
Legacy ASC Topic 840 - ASC Topic 840, Leases
New Lease Standard - ASC Topic 842, Leases
ROU- Right of Use.
SEC - United States Securities & Exchange Commission.
Topic 326 - ASU No. 2016-13, Financial Instruments - Credit Losses.
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
Fees earned by us under the ASAs are recorded at net realizable value as a component of “Revenue” in the accompanying Consolidated Statements of Comprehensive Income and were approximately $159.4 million, $157.6 million and $154.0 million for the years ended December 31, 2020, 2019 and 2018, respectively, the majority of which was related to services rendered to privately-held clients. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to us is typically reduced on a

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
proportional basis. Although the ASAs do not constitute control, we are one of the beneficiaries of the agreements and may bear certain economic risks. Refer to Note 17, Related Parties, for further discussion regarding the ASAs.
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
Revenue Recognition - We account for revenue in accordance with Topic 606, Revenue from Contracts with Customers. We recognize revenue based on the five-step model; (i) identify the contract with the customer; (ii) identify the performance obligation in the contract; (iii) determine the contract price; (iv) allocate the transaction price; and (v) recognize revenue as each performance obligation is satisfied. If we determine that a contract with enforceable rights and obligations does not exist, revenues are deferred until all criteria for an enforceable contract are met. For further information on our various streams of revenue, refer to Note 2, Revenue, to the accompanying consolidated financial statements.
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
Share-Based Compensation - The measurement of all share-based compensation arrangements is based on their respective grant date fair value. The grant date fair value of stock options is based on the Black-Scholes-Merton pricing model, which incorporates assumptions regarding the expected volatility, the expected option life, the risk-free interest rate and the expected dividend yield. The grant date fair value of restricted stock and restricted stock unit is based on the closing price of the underlying stock on the date of issuance. The grant date fair value of the performance share unit is based on the closing price of the underlying stock on the date of issuance and recorded based on achievement of target performance metrics. The expense related to stock options, restricted stock, and restricted stock units is recognized over the requisite service period which is generally three to four years. The expense related to performance share units is recorded over the three-year performance period based on the fair value on the grant date and adjusted each reporting period for the achievement of the performance metrics, based on our best estimate using available information.
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
Operating Leases – We determine if a contract is a lease at inception. We have leases for office space and facilities, automobiles, and certain information technology equipment. Certain of these leases include options to extend the lease and some include options to terminate the lease early. Effective January 1, 2019, we adopted the New Lease Standard using the modified retrospective method of applying the new standard at the adoption date. Under the New Lease Standard, all of our leases are classified as operating leases and the majority of which are for office space and facilities. The ROU assets and lease liabilities are recognized as of the commencement date based on the present value of the lease payments over the lease term. The lease term may include the options to extend or terminate the lease when it is reasonably certain that we will exercise the applicable option. Related rent expense under such leases is recognized evenly throughout the term of the lease when the total lease commitment is a known amount, and recorded on an as incurred basis when future rent payment increases under the obligation are

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
unknown due to rent escalations being tied to factors that are not currently measurable (such as increases in the consumer price index). Differences between rent expense recognized and the cash payments required under these leases are recorded as a component of “Operating lease liability” in the Non-current liabilities section of the accompanying Consolidated Balance Sheets. We may receive incentives to lease office facilities in certain areas. Such incentives are recorded as a change in lease payments and may require us to remeasure the lease liability to reflect the change in lease payments.
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
Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable, less allowances for doubtful accounts, reflects the net realizable value of receivables and approximates fair value. Unbilled revenues are recorded at estimated net realizable value. Assessing the collectability of receivables (billed and unbilled) requires management judgment based on a combination of factors. When evaluating the adequacy of the allowance for doubtful accounts and the overall probability of collecting on receivables, we analyze historical experience, client credit-worthiness, the age of the trade receivable balances, current economic conditions that may affect a client’s ability to pay and current and projected economic trends and conditions at the balance sheet date. At December 31, 2020 and 2019, the allowance for doubtful accounts was $14.9 million and $14.4 million, respectively, in the accompanying Consolidated Balance Sheets.
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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
indicate that the carrying value of the assets may not be recoverable. Under those circumstances, if the fair value were less than the carrying amount of the asset, we would recognize a loss for the difference.
Goodwill and Other Intangible Assets - Goodwill represents the excess of the purchase price of the acquired businesses and the related fair value of the net assets acquired. At December 31, 2020, the carrying value of goodwill totaled $683.1 million, compared to total assets of $1.5 billion and total shareholders’ equity of $702.6 million. Intangible assets consist of identifiable intangibles other than goodwill. Identifiable intangible assets other than goodwill include client lists and non-compete agreements which require significant judgments in determining the fair value. We carry client lists and non-compete agreements at cost, less accumulated amortization, in the accompanying Consolidated Balance Sheets.
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
The goodwill impairment test is performed at a reporting unit level. A reporting unit is an operating segment of a business or one level below an operating segment. At December 31, 2020, we had five reporting units. We may use either a qualitative or quantitative approach when testing a reporting unit’s goodwill for impairment. Under the qualitative assessment, we are not required to calculate the fair value of a reporting unit unless we determine that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured. Any such impairment charge would reduce earnings and could be material.
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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Business Combinations - We recognize and measure identifiable tangible and intangible assets acquired and liabilities assumed as of the acquisition date at fair value. Fair value measurements require extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets. The operating results of acquired businesses are included in our consolidated financial statements beginning on the date of acquisition. The purchase price is equivalent to the fair value of consideration transferred. Goodwill is recognized for the excess of purchase price over the net fair value of assets acquired and liabilities assumed.
Contingent Purchase Price Liabilities - Contingent purchase price liabilities consisting of cash payments and common stock issuances result from our business acquisitions and are recorded at fair value at the time of acquisition as “Contingent purchase price liability - current” and “Contingent purchase price liability - non-current” in the accompanying Consolidated Balance Sheets. We estimate the fair value of our contingent purchase price liabilities using a probability-weighted discounted cash flow model. We probability weight risk-adjusted estimates of future performance of acquired businesses, then calculate the contingent purchase price based on the estimates and discount them to present value representing management’s best estimate of fair value. The fair value of the contingent purchase price liabilities, which is considered a Level 3 unobservable input, is reassessed on a quarterly basis based on assumptions provided by practice group leaders and business unit controllers together with our corporate finance department. Any change in the fair value estimate, including the revaluation of common stock, is recorded in the earnings of that period. For the years ended December 31, 2020, 2019 and 2018, we recorded other income (expense) of $0.6 million, ($1.6) million and $(2.6) million, respectively, related to net changes in the fair value of contingent consideration.
Refer to Note 7, Fair Value Measurements, and Note 18, Business Combinations, for further discussion of our contingent purchase price liabilities and acquisitions.
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
NOTE 2. REVENUE
The following tables disaggregate our revenue by source (in thousands):

	For the Year Ended December 31, 2020
	Financial Services	Benefits & Insurance	National Practices	Consolidated
Accounting, tax, advisory and consulting	$629,778	$—	$—	$629,778
Core Benefits and Insurance Services	—	286,361	—	286,361
Non-core Benefits and Insurance Services	—	11,397	—	11,397
Managed networking, hardware services	—	—	26,458	26,458
National Practices consulting	—	—	9,903	9,903
Total revenue	$629,778	$297,758	$36,361	$963,897

	For the Year Ended December 31, 2019
	Financial Services	Benefits & Insurance	National Practices	Consolidated
Accounting, tax, advisory and consulting	$616,567	$—	$—	$616,567
Core Benefits and Insurance Services	—	283,783	—	283,783
Non-core Benefits and Insurance Services	—	12,445	—	12,445
Managed networking, hardware services	—	—	25,982	25,982
National Practices consulting	—	—	9,647	9,647
Total revenue	$616,567	$296,228	$35,629	$948,424

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	For the Year Ended December 31, 2018
	Financial Services	Benefits & Insurance	National Practices	Consolidated
Accounting, tax, advisory and consulting	$600,926	$—	$—	$600,926
Core Benefits and Insurance Services	—	276,496	—	276,496
Non-core Benefits and Insurance Services	—	11,941	—	11,941
Managed networking, hardware services	—	—	24,404	24,404
National Practices consulting	—	—	8,236	8,236
Total revenue	$600,926	$288,437	$32,640	$922,003
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
Prior to recognizing revenue for outcome-based arrangement, we estimate the transaction price, including variable consideration that is subject to a constraint based on risks specific to the arrangement. We evaluate the estimate in each reporting period and recognize revenue to the extent it is probable that a significant reversal of revenue will not occur. Revenue is recognized when the constraint is lifted at a point in time when the value is determined and verified by a third party.
Benefits and Insurance Services
Benefits and Insurance Services provides brokerage and consulting along lines of service which include group health benefits consulting and brokerage, property and casualty brokerage, retirement plan advisory, payroll, human capital management, actuarial, life insurance and other related services. Revenue consists primarily of fee income for administering health and retirement plans and brokerage commissions. Revenue also includes investment income related to client payroll funds that are held in CBIZ accounts, as is industry practice. We capitalize the cost to obtain a contract unless the contract period is one year or less. We pay commissions monthly and require the recipient of the commission to be employed by us at the time of the payment. Failure to remain employed at the date the commission is payable results in the forfeiture of commissions that would otherwise be due. Therefore, we have determined that the requirement of continued employment is substantive and accordingly, do not consider the commissions to be incremental costs of obtaining the customer contract and consequently a contract acquisition cost is not recognized for those commissions.
Revenue related to group health benefits consulting consists of (i) commissions, (ii) fee income which can be fixed or variable based on a price per participant and (iii) contingent revenue.
•Commission revenue and fee income are recognized over the contract period as these services are provided to clients continuously throughout the term of the arrangement. Our customers benefit from

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
each month of service on its own and although volume and the number of participants may differ month to month, our obligation to perform substantially remains the same.
•Contingent revenue arrangements are related to carrier-based performance targets. Due to the uncertainty of the outcome and the probability that a change in estimate would result in a significant reversal of revenue, we have applied a constraint on recording contingent revenue. Revenue is recognized when the constraint has been lifted which is the earlier of written notification from a carrier that the target has been achieved or cash collection. Contingent revenue is not a significant revenue stream to our consolidated financial position or results of operations.
Revenue related to property and casualty consists of (i) commissions and (ii) contingent revenue.
•Commissions relating to agency billing arrangements (pursuant to which we bill the insured, collect the funds and forward the premium to the insurance carrier less our commission) and direct billing arrangements (pursuant to which the insurance carrier bills the insured directly and forwards the commission to us) are both recognized on the effective date of the policy. Commission revenue is reported net of reserves for estimated policy cancellations and terminations. The cancellation and termination reserve is based upon estimates and assumptions using historical cancellation and termination experience and other current factors to project future experience.
•Contingent revenue arrangements related to carrier-based performance targets include claim loss experience and other factors. Due to the uncertainty of the outcome and the probability that a change in estimate would result in a significant reversal of revenue, we have applied a constraint on recording contingent revenue. Revenue is recognized when the constraint has been lifted which is the earlier of written notification from a carrier that the target has been achieved or cash collection. Contingent revenue is not a significant revenue stream to our consolidated financial position or results of operations.
Revenue related to retirement plan services consist of advisory, third party administration and actuarial services.
•Advisory revenue is based on the value of assets under management, as provided by a third party, multiplied by an agreed upon rate. Advisory services revenue is calculated monthly or quarterly based on the estimated value of assets under management, as it is earned over the duration of the reporting period and relates to performance obligations satisfied during that period. The variability related to the estimated asset values used to recognize revenue during the reporting period is resolved and the amount of related revenue recognized is adjusted when the actual value of assets under management is known.
•Third party administration revenue is recognized over the contract period as these services are provided to clients continuously throughout the term of the arrangement. Our clients benefit from each month of service on its own, and although the volume of tasks may differ month to month, our obligation to perform substantially remains the same.
•Actuarial revenue is recognized over the contract period with performance measured in hours in relation to the expected total hours. Under certain defined benefit plan administration arrangements, we charge new clients an initial, non-refundable, set-up fee as part of a multi-year service agreement. Revenue and costs related to the set-up fees are deferred and recognized over the life of the contract or the expected customer relationship, whichever is longer.
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
NOTE 3. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net balances at December 31, 2020 and 2019 were as follows (in thousands):

	2020	2019
Trade accounts receivable	$167,575	$176,375
Unbilled revenue, at net realizable value	63,494	60,035
Total accounts receivable	231,069	236,410
Allowance for doubtful accounts	(14,894)	(14,379)
Accounts receivable, net	$216,175	$222,031
Changes in the allowance for doubtful accounts on accounts receivable are as follows (in thousands):

	2020	2019	2018
Balance at beginning of period	$(14,379)	$(13,389)	$(13,827)
Provision	(9,323)	(8,433)	(7,052)
Charge-offs, net of recoveries	8,808	7,443	7,490
Balance at end of period	$(14,894)	$(14,379)	$(13,389)

NOTE 4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net at December 31, 2020 and 2019 consisted of the following (in thousands):

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	2020	2019
Buildings and leasehold improvements	$37,022	$33,284
Furniture and fixtures	28,006	27,560
Capitalized software	34,503	37,203
Equipment	23,467	21,088
Total property and equipment	122,998	119,135
Accumulated depreciation	(81,652)	(79,723)
Property and equipment, net	$41,346	$39,412
Depreciation expense for property and equipment was $9.6 million, $8.3 million and $6.1 million in 2020, 2019 and 2018, respectively.
NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
A summary of changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2020 and 2019 were as follows (in thousands):

	Financial Services	Benefits and Insurance Services	National Practices	Total Goodwill
December 31, 2018	$329,626	$233,008	$1,666	$564,300
Additions	5,077	19,292	—	24,369
Divestitures and other adjustment	(456)	—	—	(456)
December 31, 2019	$334,247	$252,300	$1,666	$588,213
Additions	34,785	62,654	—	97,439
Divestitures and other adjustment	(993)	(1,576)	—	(2,569)
December 31, 2020	$368,039	$313,378	$1,666	$683,083
We review goodwill at the reporting unit level at least annually, as of November 1, for impairment. We had five reporting units at November 1, 2020. No goodwill impairment was recognized as a result of the annual evaluation.
The components of goodwill and other intangible assets, net at December 31, 2020 and 2019 were as follows (in thousands):

	2020	2019
Goodwill	$683,083	$588,213
Intangibles :
Client lists	207,084	188,898
Other intangibles	11,244	9,882
Total intangibles	218,328	198,780
Total goodwill and other intangibles assets	901,411	786,993
Accumulated amortization:
Client lists	(137,284)	(125,887)
Other intangibles	(7,377)	(6,435)
Total accumulated amortization	(144,661)	(132,322)
Goodwill and other intangible assets, net	$756,750	$654,671
Amortization expense for client lists and other intangible assets was $13.6 million, $14.1 million and $17.5 million in 2020, 2019 and 2018, respectively. The weighted-average useful lives of total intangible assets, client lists and other intangible assets were 6.8 years, 6.5 years and 6.8 years, respectively. Other intangible assets are amortized over periods ranging from 2 to 10 years. Based on the amount of intangible assets subject to amortization at

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
December 31, 2020, the estimated amortization expense is $14.0 million for 2021, $12.3 million for 2022, $11.1 million for 2023, $9.6 million for 2024 and $8.2 million for 2025.
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
Available-For-Sale Debt Securities - Available-for-sale debt securities consist primarily of corporate and municipal bonds and US treasury bills. The net par values of these securities total $24.9 million and $58.9 million at December 31, 2020 and 2019, respectively. The bonds have maturity dates or callable dates ranging from January 2021 through November 2024, and are included in “Funds held for clients — current” in the accompanying Consolidated Balance Sheets based on our intent and ability to sell these investments at any time under favorable conditions.
At December 31, 2020, unrealized losses on the securities totaling approximately $0.1 million have not been recognized as a credit loss because the bonds are investment grade quality and management is not required or does not intend to sell prior to an expected recovery in value. The bond issuers continue to make timely principal and interest payments.
The following table summarizes our bond activity for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Fair value at January 1	$60,659	$56,556
Purchases	3,447	27,216
Sales	(22,078)	(1,686)
Maturities and calls	(15,409)	(22,272)
Decrease in bond premium	(857)	(460)
Fair market value adjustment	(54)	1,305
Fair value at December 31	$25,708	$60,659
In addition to the available-for-sale securities discussed above, we also held certified deposits and other depository assets in the amount of $2.5 million at December 31, 2019. We did not have any depository items at December 31, 2020.
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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
treatment if, at inception, it meets defined correlation and effectiveness criteria. These criteria require that the anticipated cash flows and/or changes in fair value of the hedging instrument substantially offset those of the position being hedged.
We had no fair value hedging instruments at December 31, 2020 or 2019. Our interest rate swaps are designated as cash flow hedges. Accordingly, the interest rate swaps are recorded as either an asset or liability in the accompanying Consolidated Balance Sheets at fair value. The mark-to-market gains or losses on the swaps are deferred and included as a component of accumulated other comprehensive loss (“AOCL”), net of tax, to the extent the hedge is determined to be effective, and reclassified to interest expense in the same period during which the hedged transaction affects earnings. The interest rate swaps are assessed for effectiveness and continued qualification for hedge accounting on a quarterly basis. For the years ended December 31, 2020 and 2019, the interest rate swaps were deemed to be highly effective.
The following table summarizes our outstanding interest rate swaps and their classification in the accompanying Consolidated Balance Sheets at December 31, 2020 and 2019 (in thousands). Refer to Note 7, Fair Value Measurements, to the accompanying consolidated financial statements for additional disclosures regarding fair value measurements.

	December 31, 2020
	Notional Amount	Fair Value	Balance Sheet Location
Interest rate swap	$10,000	$(13)	Other current liability
Interest rate swaps	$85,000	$(2,552)	Other non-current liabilities

	December 31, 2019
	Notional Amount	Fair Value	Balance Sheet Location
Interest rate swaps	$45,000	$(591)	Other non-current liabilities
Interest rate swap	$25,000	$66	Other current assets
During 2020, we entered into a new 5-year interest rate swap with a notional value of $50.0 million and terminated one interest rate swap with a notional value of $25.0 million. As of December 31, 2020, we have four interest rate swaps outstanding. Under the terms of the interest rate swaps, we pay interest at a fixed rate of interest plus applicable margin as stated in the agreement, and receive interest that varies with the one-month LIBOR. The notional value, fixed rate of interest and expiration date of each interest rate swap as of December 31, 2020 is (i) $10 million – 1.120% - February, 2021, (ii) $20 million – 1.770% - May, 2022, (iii) $15 million – 2.640% - June, 2023 and (iv) $50.0 million - 0.885% - April, 2025.
During the next twelve months, the amount of the December 31, 2020 AOCL balance that will be reclassified to earnings is expected to be immaterial. The following table summarizes the effects of the interest rate swap on our accompanying Consolidated Statements of Comprehensive Income for the years ended December 31, 2020 and 2019 (in thousands):

	Loss recognized in AOCL, net of tax		(Loss) Gain reclassified from AOCL into expense
	Twelve Months Ended December 31,		Twelve Months Ended December 31,		Location
	2020	2019	2020	2019
Interest rate swaps	$(1,525)	$(1,222)	$(974)	$399	Interest expense

NOTE 7. FAIR VALUE MEASUREMENTS
FASB ASC Topic 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy that requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is defined as the price that would be received on the sale of an asset or paid to transfer a liability in an

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
orderly transaction between market participants at the measurement date (exit price). The inputs used to measure fair value are classified into the following hierarchy:
•Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities
•Level 2 — Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability
•Level 3 — Unobservable inputs for the asset or liability
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As circumstances change, we will reassess the level in which the inputs are included in the fair value hierarchy.
For the years ended December 31, 2020 and 2019, there were no transfers between the valuation hierarchy Levels 1, 2 and 3. The following table summarizes our assets and liabilities at December 31, 2020 and 2019 that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (in thousands):

	Level	December 31, 2020	December 31, 2019
Deferred compensation plan assets	1	127,332	106,851
Available-for-sale debt securities	1	25,708	60,659
Deferred compensation plan liabilities	1	(127,332)	(106,851)
Interest rate swaps, net	2	(2,565)	(525)
Contingent purchase price liabilities	3	(54,391)	(32,089)
Contingent Purchase Price Liabilities - During the years ended December 31, 2020 and 2019, we recorded income of $0.6 million and expense of $1.6 million, respectively, due to accretion, adjusting for expected results of acquired businesses and the revaluation of stock related to contingent payments. These changes are included in Other income (expense), net in the accompanying Consolidated Statements of Comprehensive Income. Refer to Note 18, Business Combinations, for further discussion of our acquisitions and contingent purchase price liabilities.
The following table summarizes the change in fair value of our contingent purchase price liabilities identified as Level 3 for the years ended December 31, 2020 and 2019 (pre-tax basis, in thousands):

Contingent Purchase Price Liabilities
Beginning balance — January 1, 2019	$(39,708)
Additions from business acquisitions	(10,150)
Settlement of contingent purchase price payable	19,368
Change in fair value of contingency	(865)
Change in net present value of contingency	(734)
Balance — December 31, 2019	$(32,089)
Additions from business acquisitions	(37,617)
Settlement of contingent purchase price payable	14,686
Change in fair value of contingency	1,396
Change in net present value of contingency	(767)
Balance — December 31, 2020	$(54,391)

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 8. INCOME TAXES
For financial reporting purposes, income from continuing operations before income taxes includes the following components (in thousands):

	2020	2019	2018
United States	$103,306	$92,710	$79,669
Foreign (Canada)	182	179	171
Total	$103,488	$92,889	$79,840
Income tax expense (benefit) included in the accompanying Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018 was as follows (in thousands):

	2020	2019	2018
Continuing operations :
Current:
Federal	$21,926	$12,776	$12,626
Foreign	78	48	45
State and local	5,584	4,110	2,808
Total	27,588	16,934	15,479
Deferred:
Federal	(1,968)	3,685	2,047
State and local	(479)	1,221	741
Total	(2,447)	4,906	2,788
Total income tax expense from continuing operations	25,141	21,840	18,267
Discontinued operations :
Operations of discontinued operations:
Current	(11)	(107)	2
Deferred	—	(1)	(1)
Total income tax expense from discontinued operations	(11)	(108)	1
Total income tax expense	$25,130	$21,732	$18,268
The provision for income taxes attributable to income from continuing operations differed from the amount obtained by applying the federal statutory income tax rate to income from continuing operations before income taxes, as follows (in thousands, except percentages):

	2020	2019	2018
Tax at U.S. federal statutory rates	$21,733	$19,507	$16,766
State taxes (net of federal benefit)	5,354	4,774	3,745
Business meals and entertainment — non-deductible	458	987	915
Change in valuation allowance	176	932	264
Reserves for uncertain tax positions	(1,290)	(263)	(1,124)
Share-based compensation	(2,394)	(4,773)	(3,260)
Non-deductible expenses	787	713	785
Other, net	317	(37)	176
Provision for income taxes from continuing operations	$25,141	$21,840	$18,267
Effective income tax rate	24.3%	23.5%	22.9%

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2020 and 2019, were as follows (in thousands):

	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$1,249	$1,594
Allowance for doubtful accounts	3,288	3,156
Employee benefits and compensation	30,151	26,442
Lease costs	6,291	4,889
State tax credit carryforwards	1,291	1,322
Deferral of employer FICA taxes	3,983	—
Other deferred tax assets	424	30
Total gross deferred tax assets	46,677	37,433
Less: valuation allowance	(2,663)	(2,799)
Total deferred tax assets, net	44,014	34,634
Deferred tax liabilities:
Client list intangible assets	524	846
Goodwill and other intangibles	49,680	42,496
Property and equipment	2,071	2,291
Other deferred tax liabilities	491	721
Total gross deferred tax liabilities	52,766	46,354
Net deferred tax liability	$(8,752)	$(11,720)
We have established valuation allowances for deferred tax assets related to certain employee benefits and compensation, state net operating loss (“NOL”) carryforwards and state income tax credit carryforwards at December 31, 2020 and December 31, 2019. The net decrease in the valuation allowance of $0.1 million for the year ended December 31, 2020 primarily related to changes in the valuation allowance for NOLs.
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
We file income tax returns in the United States, Canada, and most state jurisdictions. With limited exceptions, our state and local income tax returns and non-U.S. income tax returns are no longer subject to tax authority examinations for years ending prior to January 1, 2016 and January 1, 2015, respectively.
The availability of NOLs and state tax credits are reported as deferred tax assets, net of applicable valuation allowances, in the accompanying Consolidated Balance Sheets. At December 31, 2020, we had state net operating loss carryforwards of $34.4 million and state tax credit carryforwards of $1.3 million. The state net operating loss carryforwards expire on various dates between 2021 and 2040 and the state tax credit carryforwards expire on various dates between 2021 and 2029.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	2020	2019	2018
Balance at January 1	$2,536	$2,819	$3,882
Additions for tax positions of the current year	150	145	119
Settlements of prior year positions	—	(282)	(16)
Lapse of statutes of limitation	(1,150)	(146)	(1,166)
Balance at December 31	$1,536	$2,536	$2,819
Included in the balance of unrecognized tax benefits at December 31, 2020 are $0.9 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. We believe it is reasonably possible that certain of these unrecognized tax benefits could change in the next twelve months. We expect reductions in the liability for unrecognized tax benefits of approximately $0.5 million within the next twelve months due to expiration of statutes of limitation. Given the number of years that are currently subject to examination, we are unable to estimate the range of potential adjustments to the remaining balance of unrecognized tax benefits at this time.
We recognize interest expense, and penalties related to unrecognized tax benefits as a component of income tax expense. During 2020, we recorded an immaterial decrease in accrued interest, and, as of December 31, 2020, we had recognized a liability for interest expense and penalties of $0.4 million and $0.2 million, respectively, relating to unrecognized tax benefits. During 2019, we accrued interest expense of less than $0.1 million and, as of December 31, 2019, had recognized a liability for interest expense and penalties of $0.7 million and $0.2 million, respectively, relating to unrecognized tax benefits.
NOTE 9. DEBT AND FINANCING ARRANGEMENTS
2018 credit facility
Our primary financing arrangement is the 2018 credit facility, which provides us with the capital necessary to meet our working capital needs as well as the flexibility to continue with our strategic initiatives, including business acquisitions and share repurchases. The 2018 credit facility matures on April 3, 2023. The balance outstanding under the 2018 credit facility was $108.0 million and $105.5 million at December 31, 2020 and 2019, respectively. Effective interest rates, including the impact of interest rate swaps associated with the 2018 credit facility, were as follows:

	2020	2019
Weighted average rates	2.45%	3.09%
Range of effective rates	1.10% - 4.75%	2.12% - 5.50%
We have approximately $286.4 million of available funds under the 2018 credit facility at December 31, 2020, based on the terms of the commitment. Available funds under the credit facility are based on a multiple of earnings before interest, taxes, depreciation and amortization as defined in the credit facility, and are reduced by letters of credit, performance guarantees, other indebtedness and outstanding borrowings under the credit facility. Under the 2018 credit facility, loans are charged an interest rate consisting of a base rate or Eurodollar rate plus an applicable margin, letters of credit are charged based on the same applicable margin, and a commitment fee is charged on the unused portion of the credit facility.
The 2018 credit facility contains certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens or other encumbrances, making certain payments, investments, or to sell or otherwise dispose of a substantial portion of assets, or to merge or consolidate with an unaffiliated entity. The 2018 credit facility also limits our ability to make dividend payments. Historically, we have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Our Board of Directors has discretion over the payment and level of dividends on common stock, subject to the limitations of the credit facility and applicable law. The credit facility contains a provision that, in the event of a defined change in control, the credit facility may be terminated. In addition, the 2018 credit facility contains financial covenants that require us to meet certain requirements with respect to (i) a total leverage ratio and (ii) minimum fixed charge coverage ratio which may limit our ability to borrow up to the total commitment amount. As of December 31, 2020, we are in compliance with all covenants.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Other line of credit
We have an unsecured $20 million line of credit by and among CBIZ Benefits and Insurance, Inc., our wholly owned subsidiary, and the Huntington Bank. We utilize this line of credit to support our short-term funding requirements of payroll client fund obligations due to the investment of client funds, rather than liquidating client funds that have already been invested in available-for-sale securities. Refer to Note 6, Financial Instruments, for further discussion regarding these investments. The line of credit, which was renewed on August 6, 2020 and will terminate on August 5, 2021, did not have a balance outstanding at December 31, 2020 and 2019. Borrowings under the line of credit bear interest at the prime rate.
Interest expense
Interest expense, including amortization of deferred financing costs, commitment fees, line of credit fees, and other applicable bank charges, was as follows (in thousands):

	2020	2019	2018
2018 credit facility	$4,919	$5,672	$6,509
Other line of credit	1	22	1
Other	63	71	135
	$4,983	$5,765	$6,645

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss at December 31, 2020 and 2019 were as follows (in thousands):

	2020	2019
Net unrealized gain on available-for-sale securities, net of income tax expense of $128 and $220, respectively	$351	$393
Net unrealized loss on interest rate swap, net of income tax benefit of $618 and $320, respectively	(1,900)	(375)
Foreign currency translation	(720)	(698)
Accumulated other comprehensive loss	$(2,269)	$(680)

NOTE 11. COMMITMENTS AND CONTINGENCIES
Acquisitions - The purchase price that we normally pay for businesses and client lists consists of two components: an up-front non-contingent portion, and a portion which is contingent upon the acquired businesses or client lists’ future performance. The fair value of the contingent purchase price consideration is recorded at the date of acquisition and re-measured each reporting period until the liability is settled. Shares of our common stock that are issued in connection with acquisitions may be contractually restricted from sale for periods up to one year. Acquisitions are further disclosed in Note 18, Business Combinations.
Indemnifications - We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by us under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2020, we were not aware of any obligations arising under indemnification agreements that would require material payments, and therefore have not recorded a liability.
Employment Agreements - We maintain severance and employment agreements with certain of our executive officers, whereby such officers may be entitled to payment in the event of termination of their employment. We also have arrangements with certain non-executive employees which may include severance and other employment provisions. We accrue for amounts payable under these contracts and arrangements as triggering events occur and obligations become known. During the years ended December 31, 2020, 2019 and 2018, payments under such contracts and arrangements were not material.
Letters of Credit and Guarantees - We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits which totaled $1.7 million and $1.3 million at December 31, 2020 and 2019, respectively. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.2 million and $2.3 million at December 31, 2020 and 2019, respectively.
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
On September 16, 2016, CBIZ, Inc. and its subsidiary CBIZ Benefits & Insurance Services, Inc. (“CBIZ Benefits”) were named as defendants in a lawsuit filed in the U.S. District Court for the Western District of Pennsylvania. The federal court case is brought by UPMC, d/b/a University of Pittsburgh Medical Center, and a health system it acquired, UPMC Altoona (formerly, Altoona Regional Health System).  The lawsuit asserts professional negligence, breach of contract, and negligent misrepresentation claims against CBIZ, CBIZ Benefits and a former employee of CBIZ Benefits in connection with actuarial services provided by CBIZ Benefits to Altoona Regional Health System. The plaintiff now seeks compensatory damages of between $124.0 million and $266.0 million, plus punitive damages.  The Court recently denied CBIZ Benefits’ motion for a summary judgment and trial is set for June 2021.
On December 19, 2016, CBIZ Operations, Inc. (“CBIZ Operations”) was named as a defendant in a lawsuit filed by Zotec Partners, LLC ("Zotec") in the Marion County Indiana Superior Court. After various amendments, the lawsuit asserts claims under Indiana law for securities, statutory and common law fraud or deception, unjust enrichment, breach of contract, and vicarious liability against CBIZ Operations and a former employee of CBIZ MMP in connection with the sale of the CBIZ MMP medical billing practice to Zotec. The plaintiff claims that CBIZ Operations had a duty to disclose the unknown fact that the former employee had a financial arrangement with a Zotec vendor at the time CBIZ Operations sold CBIZ MMP to Zotec. The plaintiff is now seeking damages of up to $177.0 million out of the $200.0 million transaction price. Trial is scheduled for August 2021.
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
NOTE 12. EMPLOYEE BENEFITS
Employee Savings Plan - We sponsor a qualified 401(k) defined contribution plan that covers substantially all of our employees. Participating employees may elect to contribute, on a tax-deferred basis, up to 80% of their pre-tax annual compensation (subject to a maximum permissible contribution under Section 401(k) of the Internal Revenue Code). Matching contributions by us are 50% of the first 6% of base compensation that the participant contributes, and additional amounts may be contributed at the discretion of the Board of Directors. Participants may elect to invest their contributions in various funds including: equity, fixed income, stable value, and balanced-lifecycle funds. Employer contributions (net of forfeitures) made to the plan during the years ended December 31, 2020, 2019 and 2018 were approximately $12.2 million, $11.1 million and $10.8 million, respectively.
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
We recorded income of $15.4 million for the year ended December 31, 2020 and income of $19.2 million for the year ended December 31, 2019 and expense of $4.9 million for the year ended December 31, 2018, related to these investments. These investments are specifically designated as available to us solely for the purpose of paying benefits under the non-qualified deferred compensation plan. However, the investments in the rabbi trusts would be available to all unsecured general creditors in the event that we become insolvent.
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
The assets and liabilities related to the non-qualified deferred compensation plan at December 31, 2020 and 2019 were $127.3 million and $106.9 million, respectively.
NOTE 13. COMMON STOCK
Share Repurchase Program - Our Board of Directors approved various share repurchase programs that were effective during the years ended December 31, 2020, 2019 and 2018. Under these programs, shares may be purchased in the open market or in privately negotiated transactions according to SEC rules.
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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Under the Share Repurchase Program, we repurchased 2.3 million and 1.2 million shares on the open market at a cost (including fees and commissions) of $57.6 million and $25.3 million during the years ended December 31, 2020 and 2019, respectively. Shares repurchased to settle statutory employee withholding related to vesting of stock awards were 0.1 million shares at a cost of $2.0 million during the year ended December 31, 2020 and 0.1 million shares at a cost of $1.9 million during the year ended December 31, 2019.
NOTE 14. EMPLOYEE STOCK PLANS
Employee Stock Purchase Plan - The 2007 Employee Stock Purchase Plan (“ESPP”), which has a termination date of June 30, 2022, allows qualified employees to purchase shares of common stock through payroll deductions up to a limit of $25,000 of stock per calendar year. The price an employee pays for shares is 85% of the fair market value of our common stock on the last day of the purchase period. Purchase periods begin on the sixteenth day of the month and end on the fifteenth day of the subsequent month. Other than a one-year holding period from the date of purchase, there are no vesting or other restrictions on the stock purchased by employees under the ESPP. The total number of shares of common stock that can be purchased under the ESPP shall not exceed 2.0 million shares.
Stock Awards – Effective May 9, 2019, the CBIZ shareholders approved CBIZ, Inc. 2019 Stock Omnibus Incentive Plan (“2019 Plan”), which amended and restated the CBIZ, Inc. 2014 Stock Incentive Plan (“2014 Plan”), of which we have granted various stock-based awards through the year ended December 31, 2020. Effective January 1, 2020, the 2019 Plan replaced and superseded the 2014 Plan. The operating terms of the 2019 Plan are substantially similar to those of the 2014 Plan. Under the 2019 Plan, which expires in 2029, a maximum of 3.1 million stock options, restricted stock or other stock based compensation awards may be granted. Shares subject to award under the 2019 Plan may be either authorized but unissued shares of our common stock or treasury shares. The terms and vesting schedules for the share-based awards vary by type and date of grant. At December 31, 2020, approximately 2.7 million shares were available for future grant under the 2019 Plan.
During the years ended December 31, 2020, 2019 and 2018, we recognized compensation expense (before income tax expense) for these awards as follows (in thousands):

	2020	2019	2018
Stock options	$1,878	$1,848	$2,609
Restricted stock units and awards	4,960	4,375	4,257
Performance share units	2,031	1,031	—
Total share-based compensation expense	$8,869	$7,254	$6,866

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Stock Options - Certain employees and non-employee directors were granted stock options. Stock options awarded to non-employee directors have generally been granted with immediate vesting. Stock options awarded to employees are generally subject to a 25% incremental vesting schedule over a four-year period commencing from the date of grant. At the discretion of the Compensation Committee of the Board of Directors, options awarded under the 2019 Plan may vest in a time period shorter than four years. Stock options expire six years from the date of grant and are awarded with an exercise price equal to the market value of our common stock on the date of grant. Stock options may be granted alone or in addition to other awards and may be of two types: incentive stock options and non-qualified stock options. During the year ended December 31, 2020, we granted 50 thousand stock options to a non-employee director. We did not grant any stock options during the year ended December 31, 2019.
Stock option activity during the year ended December 31, 2020 was as follows (number of options in thousands):

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2019	2,412	$13.58
Granted	50	$24.62
Exercised	(634)	$10.23
Expired or canceled	(8)	$18.15
Outstanding at December 31, 2020	1,820	$15.02	2.28 years	$21.1
Vested and exercisable at December 31, 2020	1,375	$14.00	2.04 years	$17.3
•The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2020 and 2018 was $0.3 million and $3.0 million, respectively.
•The aggregate intrinsic value of stock options exercised during each of the years ended December 31, 2020, 2019 and 2018 was $8.9 million, $18.8 million and $10.9 million, respectively. The intrinsic value is calculated as the difference between our stock price on the exercise date and the exercise price of each option exercised.
•At December 31, 2020, we had unrecognized compensation cost for non-vested stock options of $1.1 million to be recognized over a weighted average period of approximately 0.97 years.
We utilized the Black-Scholes-Merton option-pricing model to determine the fair value of stock options on the date of grant. The fair value of stock options granted during the years ended December 31, 2020 and 2018 were $5.79 and $4.73, respectively. The following weighted average assumptions were utilized:

	2020	2018
Expected volatility (1)	27.27%	22.04%
Expected option life (years) (2)	4.67	4.62
Risk-free interest rate (3)	0.19%	2.80%
Expected dividend yield (4)	—%	—%

(1)The expected volatility assumption was determined based upon the historical volatility of our stock price, using daily price intervals.
(2)The expected option life was determined based upon our historical data using a midpoint scenario, which assumes all options are exercised halfway between the expiration date and the weighted average time it takes the option to vest.
(3)The risk-free interest rate assumption was upon zero-coupon U.S. Treasury bonds with a term approximating the expected life of the respective options.
(4)The expected dividend yield assumption was determined in view of our historical and estimated dividend payouts. We do not expect to change our dividend payout policy in the foreseeable future.
Restricted Stock Units and Awards - Under the 2019 Plan, certain employees and non-employee directors were granted restricted stock units and awards. Restricted stock units and awards are independent of option grants and

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
vest at no cost to the recipients. Restricted stock units and awards are subject to forfeiture if employment terminates prior to the release of restrictions, generally one to four years from the date of grant. Recipients of restricted stock units and awards are entitled to the same dividend and voting rights as holders of other CBIZ common stock, subject to certain restrictions during the vesting period, and these are considered to be issued and outstanding from the date of grant. Shares granted under the 2019 Plan cannot be sold, pledged, transferred or assigned during the vesting period.
Restricted stock units and awards activity during the year ended December 31, 2020 was as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant-Date Fair Value (1)
Non-vested at December 31, 2019	577	$17.87
Granted	178	$24.48
Vested	(276)	$16.74
Forfeited	(18)	$19.56
Non-vested at December 31, 2020	461	$21.03

(1)Represents weighted average market value of the shares as the awards are granted at no cost to the recipients.
•At December 31, 2020, we had unrecognized compensation cost for restricted stock units and awards of $6.2 million to be recognized over a weighted average period of approximately 1.20 years.
•The total fair value of shares vested during the years ended December 31, 2020, 2019 and 2018 was approximately $4.6 million, $3.9 million and $4.1 million, respectively.
•The market value of shares awarded during the years ended December 31, 2020, 2019 and 2018 was $4.3 million, $4.5 million and $5.1 million, respectively. This market value was recorded as unearned compensation and is recognized as expense ratably over the periods which the restrictions lapse.
•Awards outstanding at December 31, 2020 will be released from restrictions at dates ranging from February, 2021 through February, 2023.
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
The following table presents our PSU award activity during the twelve months ended December 31, 2020 (in thousands, except per share data):

	Number of PSUs (in thousands)	Grant-Date Fair Value Per Unit
Outstanding at December 31, 2019	200	$19.82
Granted	132	$25.75
Expired or cancelled	(25)	$22.14
Outstanding at December 31, 2020	307	$22.18

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 15. EARNINGS PER SHARE
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share from continuing operations for the years ended December 31, 2020, 2019 and 2018 (in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Income from continuing operations	$78,347	$71,049	$61,573
Denominator:
Basic
Weighted average common shares outstanding	54,288	54,299	54,561
Diluted
Stock options (1)	802	1,288	1,542
Restricted stock awards	195	234	302
Contingent shares (2)	74	74	82
Diluted weighted average common shares outstanding (3)	55,359	55,895	56,487
Earnings Per Share:
Basic earnings per share from continuing operations	$1.44	$1.31	$1.13
Diluted earnings per share from continuing operations	$1.42	$1.27	$1.09

(1)For the years ended December 31, 2020, 2019 and 2018, a total of 0.3 million, 0.5 million and 0.4 million stock based awards, respectively, were excluded from the calculation of diluted earnings per share as their exercise prices would render them anti-dilutive.
(2)Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by us once future conditions have been met. For further details, refer to Note 18, Business Combinations.
(3)The denominator used in calculating diluted earnings per share did not include 0.3 million and 0.2 million performance share units for the twelve months ended December 31, 2020 and 2019, respectively. The performance conditions associated with these performance share units were not met and consequently none of these performance share units were considered as issuable for the years ended December 31, 2020 and 2019.
NOTE 16. LEASES
We determine if a contract is a lease at inception. We have leases for office space and facilities, automobiles and certain information technology equipment. All of our leases are classified as operating leases and the majority of which are for office space and facilities.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Supplemental balance sheet information related to the Company’s operating leases as of December 31, 2020 and 2019 was as follows (in thousands):

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term	6.7 years	6.9 years
Weighted-average discount rate	3.6%	3.6%
The components of lease cost and other lease information as of and during the year ended December 31, 2020 and 2019 are as follows (in thousands):

	December 31, 2020	December 31, 2019
Operating lease cost	$34,781	$37,275
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows for operating leases	$35,426	$37,667
Our leases have remaining lease terms ranging from 1 to 10 years. These leases generally contain renewal options for periods ranging from two to five years. Because the Company is not reasonably certain to exercise these renewal options, the options are not included in the lease term, and associated potential option payments are excluded from lease payments. Lease expense, as accounted for under Legacy ASC Topic 840, was $38.0 million for the year ended December 31, 2018.
Maturities of operating lease liabilities at December 31, 2020 and minimum cash commitments under operating leases at December 31, 2019 were as follows (in thousands):

December 31, 2020
2021	$36,270
2022	30,354
2023	27,709
2024	24,401
2025	22,662
Thereafter	52,432
Total undiscounted lease payments	193,828
Less: imputed interest	(21,325)
Total lease liabilities	$172,503

December 31, 2019
2020	$34,775
2021	32,371
2022	26,112
2023	24,273
2024	21,578
Thereafter	67,025
Total undiscounted lease payments	206,134
Less: imputed interest	(45,086)
Total lease liabilities	$161,048
NOTE 17. RELATED PARTIES

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
A number of the businesses acquired by us are located in properties owned indirectly by and leased from persons employed by us, none of whom are members of our senior management. In the aggregate, we paid approximately $2.2 million, $2.4 million and $3.0 million during the years ended December 31, 2020, 2019 and 2018, respectively, under such leases.
We maintain joint-referral relationships and administrative service agreements with independent licensed CPA firms under which we provide administrative services in exchange for a fee. Fees earned by us under the ASAs are recorded as “Revenue” (at net realizable value) in the accompanying Consolidated Statements of Comprehensive Income and were approximately $159.4 million in 2020, $157.6 million in 2019 and $154.0 million in 2018. These firms are owned by licensed CPAs who are employed by our subsidiaries and provide audit and attest services to clients including our clients. The CPA firms with which we maintain administrative service agreements operate as limited liability companies, limited liability partnerships or professional corporations. The firms are separate legal entities with separate governing bodies and officers. We have no ownership interest in any of these CPA firms, and neither the existence of the administrative service agreements nor the providing of services thereunder is intended to constitute control of the CPA firms by us. CBIZ and the CPA firms maintain their own respective liability and risk of loss in connection with performance of each of its respective services, and we do not believe that our arrangements with these CPA firms result in additional risk of loss.
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
During the year ended December 31, 2020, we completed the following acquisitions:
•Effective February 1, 2020, we acquired substantially all the assets of Alliance Insurance Services, Inc. ("Alliance"), a provider of insurance and advisory services based in Washington DC. Alliance is included as a component of our Benefits and Insurance Services practice group.
•Effective February 1, 2020, we acquired substantially all the assets of Pension Dynamics, LLC ("PD"), a full service retirement and benefits plan advisor based in Pleasant Hill, California. PD is included as a component of our Benefits and Insurance Services practice group.
•Effective February 1, 2020, we acquired substantially all the assets of Sunshine Systems, Inc. ("Sunshine"), a payroll solutions provider based in Massachusetts.Sunshine is included as a component of our Benefits and Insurance Services practice group.
•Effective July 1, 2020, we acquired substantially all the assets of Prince-Wood Insurance, L.L.C. ("PWI"), a provider of financial insurance and advisory services based in Woodbridge, Virginia. PWI is included as a component of our Benefits and Insurance practice group.
•Effective September 1, 2020, we acquired substantially all the assets of ARC Consulting LLC and ARC Placement Group LLC (collectively "ARC"), a provider of financial, insurance and advisory services based in San Francisco, California. ARC is included as a component of our Financial Services practice group.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
•Effective December 1, 2020, we acquired substantially all the assets of BeyondPay, Inc., a full service human capital management and payroll service provider based in Clinton, New Jersey. BeyondPay is included as a component of our Benefits and Insurance practice group.
•Effective December 31, 2020, we acquired substantially all the assets of Borden Perlman Insurance Agency, Inc. ("BP"), a leading provider of financial, insurance and advisory services located in Ewing, New Jersey. BP is included as a component of our Benefits and Insurance practice group.
Aggregated consideration for these seven acquisitions consisted of approximately $73.4 million in cash (including $1.7 million acquired client funds and $0.5 million cash acquired), $8.7 million in our common stock, and $38.9 million in contingent consideration. The maximum potential undiscounted amount of all future payments that we could be required to make under the contingent arrangement is $43.0 million. As of December 31, 2020, the aggregated fair value of the contingent consideration related to these acquisitions was $38.0 million, of which $10.9 million was recorded in “Contingent purchase price liability – current” and $27.1 million was recorded in “Contingent purchase price liability – non-current” in the accompanying Consolidated Balance Sheets. Refer to Note 7, Fair Value Measurements, for additional information regarding contingent purchase price liability fair value and fair value adjustments.
Annualized aggregated revenue for these acquisitions is estimated to be approximately $45.2 million. Pro forma results of operations for these acquisitions are not presented because the effects of these acquisitions were not significant either individually or in aggregate to our consolidated “Income from continuing operations before income taxes.”
During the year ended December 31, 2019, we acquired substantially all of the assets of the following businesses.
•Effective January 1, 2019, we acquired substantially all of the assets of Wenner Group, LLC (“Wenner”), located in Denver, Colorado. Wenner is a full service accounting, tax, compliance and financial consulting firm. Wenner is included as a component of our Financial Services practice group.
•Effective July 1, 2019, we acquired substantially all of the assets of Paydayta, Inc. (d.b.a. Paytime) (“Paytime”), an Ohio-based payroll service provider. Paytime is included as a component of our Benefit and Insurance Services practice group.
•Effective July 1, 2019, we acquired substantially all of the assets of Gavion, LLC (“Gavion”), a registered investment advisor based in Memphis, Tennessee. Gavion provides investment consulting services to a diverse base of institutional clients. Gavion is included as a component of our Benefit and Insurance Services practice group.
•Effective August 1, 2019, we acquired substantially all of the assets of QBA Benefits, LLC. (“QBA”), an employee benefits agency based in Cleveland, Ohio. QBA provides employee benefits related services to small and mid-sized clients across multiple industries such as services, technology, energy, and manufacturing. QBA is included as a component of our Benefit and Insurance Services practice group.
•Effective August 1, 2019, we acquired substantially all of the assets of Ericson CPAs (“Ericson”), an accounting firm based in San Luis Obispo, California. Ericson provides tax compliance, consulting, and planning services to a diverse base of clients. Ericson is included as a component of our Financial Services practice group.
•Effective September 1, 2019, we acquired substantially all of the assets of Brinig Taylor Zimmer, Inc. (“BTZ”), a specialized financial consulting firm based in San Diego, California. BTZ provides forensic accounting, litigation consulting and business valuation services to a wide range of clients from individual to small business and large public traded entities. BTZ is included as a component of our Financial Services practice group.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Aggregated consideration for these six acquisitions consisted of approximately $19.4 million in cash (including $6.9 million acquired client funds and $0.8 million cash acquired), $2.0 million in our common stock, and $11.2 million in contingent consideration. The maximum potential undiscounted amount of all future payments that we could be required to make under the contingent arrangement is $11.5 million . As of December 31, 2019, the aggregated fair value of the contingent consideration related to these acquisitions was $10.3 million, of which $2.8 million was recorded in “Contingent purchase price liability – current” and $7.5 million was recorded in “Contingent purchase price liability – non-current” in the accompanying Consolidated Balance Sheets. Refer to Note 7. Fair Value Measurements, for additional information regarding contingent purchase price liability fair value and fair value adjustments.
Annualized aggregated revenue for these acquisitions is estimated to be approximately $17.4 million. Pro forma results of operations for these acquisitions are not presented because the effects of these acquisitions were not significant either individually or in aggregate to our consolidated “Income from continuing operations before income taxes.”
We anticipate completion of the purchase accounting for certain 2020 acquisitions by June 30, 2021, and, as such, provisional amounts of certain assets acquired, liabilities assumed, and purchase price are reported as of December 31, 2020. The following table summarizes the amounts of identifiable assets acquired, liabilities assumed and aggregate purchase price for the acquisitions in 2020 and 2019 (in thousands):

	2020	2019
Cash	$536	$826
Accounts receivable, net	5,381	1,843
Funds held for clients	1,716	6,878
Operating lease right-of-use asset, net	2,746	2,789
Other assets	431	99
Identifiable intangible assets	20,703	7,725
Operating lease liability - current	(793)	(1,013)
Other current liabilities	(3,460)	(2,245)
Operating lease liability - noncurrent	(1,953)	(1,776)
Client fund obligations	(1,716)	(6,878)
Total identifiable net assets	23,591	8,248
Goodwill	97,439	24,369
Aggregate purchase price	$121,030	$32,617
The goodwill of $97.4 million and $24.4 million arising from the acquisitions in 2020 and 2019, respectively, primarily resulted from expected future cash flows as well as the synergies created by the integration of the new businesses within the CBIZ organization, including cross-selling opportunities expected with our Financial Services group and the Benefit and Insurance Services group, to help strengthen our existing service offerings and expand our market position. All of the goodwill is deductible for income tax purposes.
Acquisitions of client lists
In 2020, we purchased three client lists reported in the Benefits and Insurance Services practice group and one client list reported in the Financial Services practice group. Total consideration for these client lists was $0.6 million, of which $0.4 million was contingent. In 2019, we purchased one client list, which was recorded in the Benefits and Insurance Services practice group. Total consideration for this client list was $0.3 million in cash paid at closing and an additional $0.2 million in contingent consideration.
Change in Contingent Purchase Price Liability for Previous Acquisitions
We are required to evaluate in subsequent reporting periods the fair value of contingent consideration related to previous acquisitions. We decreased the fair value of the contingent purchase price liability related to prior acquisitions in 2020 by $0.6 million due to expected results of acquired businesses and the revaluation of stock

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
related to contingent payments. We increased the fair value of the contingent purchase price liability related to prior acquisitions in 2019 by $1.6 million, due to expected results of acquired businesses and the revaluation of stock related to contingent payments. The changes are included in "Other income (expense), net" in the accompanying Consolidated Statements of Comprehensive Income. For further discussion on contingent purchase price liabilities, refer to Note 7, Fair Value Measurements, to the accompanying consolidated financial statements.
Contingent Payments for Previous Business Acquisitions and Client Lists
Under the terms of the acquisition agreements, we pay cash consideration and issue shares of our common stock as contingent earnout for previous acquisitions. In the years ended December 31, 2020 and 2019, we paid cash of $12.5 million and $16.9 million respectively, and issued shares of our common stock of approximately 0.1 million shares in each year.  In the years ended December 31, 2020 and 2019, we paid $0.4 million and $0.9 million, respectively, in cash for previous client list purchases.
NOTE 19. DIVESTITURES
Divested operations and assets that do not qualify for treatment as discontinued operations are recorded as “(Loss) gain on sale of operations, net” in the accompanying Consolidated Statements of Comprehensive Income. In 2020, we sold a small book of business in the Benefit and Insurance practice group and two small accounting firms in the Financial Services practice group and recorded a loss of $0.5 million. In 2019, we sold a small office in the Financial Services practice group and recorded a gain of $0.4 million.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 20. QUARTERLY FINANCIAL DATA (UNAUDITED)
The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2020 and 2019 (in thousands, except per share amounts).

	2020
	March 31,	June 30,	September 30,	December 31,
Revenue	$277,455	$236,943	$238,389	$211,110
Operating expenses	199,827	209,016	204,760	211,748
Gross margin	77,628	27,927	33,629	(638)
Corporate general and administrative expenses	10,489	11,160	11,339	13,078
Operating income (loss)	67,139	16,767	22,290	(13,716)
Other (expense) income:
Interest expense	(1,119)	(2,074)	(974)	(816)
Gain (loss) on sale of operations, net	95	57	(74)	(587)
Other (expense) income, net	(15,800)	13,336	5,914	13,050
Total other (expense) income, net	(16,824)	11,319	4,866	11,647
Income (loss) from continuing operations before income tax expense	50,315	28,086	27,156	(2,069)
Income tax expense (benefit)	13,453	6,607	7,060	(1,979)
Income (loss) from continuing operations	36,862	21,479	20,096	(90)
Loss from operations of discontinued operations, net of tax	(14)	(11)	(19)	(4)
Net income (loss)	$36,848	$21,468	$20,077	$(94)
Earnings (loss) per share:
Basic:
Continuing operations	$0.68	$0.40	$0.37	$—
Discontinued operations	—	—	—	—
Net income (loss)	$0.68	$0.40	$0.37	$—
Diluted:
Continuing operations	$0.66	$0.39	$0.36	$—
Discontinued operations	—	—	—	—
Net income (loss)	$0.66	$0.39	$0.36	$—
Basic weighted average common shares	54,571	54,142	54,403	54,039
Diluted weighted average common shares	55,945	55,116	55,360	54,039

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	2019
	March 31,	June 30,	September 30,	December 31,
Revenue	$269,998	$235,498	$239,790	$203,138
Operating expenses	215,496	198,148	209,146	200,706
Gross margin	54,502	37,350	30,644	2,432
Corporate general and administrative expenses	11,680	10,566	11,670	10,490
Operating income (loss)	42,822	26,784	18,974	(8,058)
Other income (expense):
Interest expense	(1,401)	(1,587)	(1,521)	(1,256)
Gain (loss) on sale of operations, net	497	50	(145)	15
Other income (expense), net	9,260	(3,311)	6,767	4,999
Total other income (expense), net	8,356	(4,848)	5,101	3,758
Income (loss) from continuing operations before income tax expense	51,178	21,936	24,075	(4,300)
Income tax expense (benefit)	13,613	5,322	6,069	(3,164)
Income (loss) from continuing operations	37,565	16,614	18,006	(1,136)
Loss from operations of discontinued operations, net of tax	(96)	(22)	(200)	(17)
Net income (loss)	$37,469	$16,592	$17,806	$(1,153)
Earnings (loss) per share:
Basic:
Continuing operations	$0.69	$0.31	$0.33	$(0.02)
Discontinued operations	—	—	—	—
Net income (loss)	$0.69	$0.31	$0.33	$(0.02)
Diluted:
Continuing operations	$0.67	$0.30	$0.32	$(0.02)
Discontinued operations	—	—	—	—
Net income (loss)	$0.67	$0.30	$0.32	$(0.02)
Basic weighted average common shares	54,287	54,090	54,268	54,547
Diluted weighted average common shares	55,915	55,495	55,816	54,547
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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
long-term performance. The business units are managed along these segment lines. A general description of services provided by practice group is provided in the table below.

Financial Services	Benefits and Insurance Services	National Practices
Accounting and Tax	Group Health Benefits Consulting	Managed Networking and Hardware Services
Government Healthcare Consulting	Payroll	Healthcare Consulting
Financial Advisory	Property and Casualty
Valuation	Retirement Plan Services
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
We operate in the United States and Canada and revenue generated from such operations during the years ended December 31, 2020, 2019 and 2018 was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$962,272	$946,801	$920,481
Canada	1,625	1,623	1,522
Total revenue	$963,897	$948,424	$922,003
There is no one customer that represents a significant portion of our revenue.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Segment information for the years ended December 31, 2020, 2019 and 2018 is presented below (in thousands). We do not manage our assets on a segment basis, therefore segment assets are not presented below.

	For the Year Ended December 31, 2020
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$629,778	$297,758	$36,361	$—	$963,897
Operating expenses	525,209	248,357	32,637	19,148	825,351
Gross margin	104,569	49,401	3,724	(19,148)	138,546
Corporate general and administrative expenses	—	—	—	46,066	46,066
Operating income (loss)	104,569	49,401	3,724	(65,214)	92,480
Other income (expense):
Interest expense	—	(34)	—	(4,949)	(4,983)
(Loss) gain on sale of operations, net	(612)	103	—	—	(509)
Other income, net	262	196	1	16,041	16,500
Total other (expense) income	(350)	265	1	11,092	11,008
Income (loss) from continuing operations before income tax expense	$104,219	$49,666	$3,725	$(54,122)	$103,488

	For the Year Ended December 31, 2019
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$616,567	$296,228	$35,629	$—	$948,424
Operating expenses	515,240	246,245	32,474	29,537	823,496
Gross margin	101,327	49,983	3,155	(29,537)	124,928
Corporate general and administrative expenses	—	—	—	44,406	44,406
Operating income (loss)	101,327	49,983	3,155	(73,943)	80,522
Other income (expense):
Interest expense	—	(57)	—	(5,708)	(5,765)
Gain (loss) on sale of operations, net	578	—	—	(161)	417
Other (expense) income, net	(121)	238	1	17,597	17,715
Total other income	457	181	1	11,728	12,367
Income (loss) from continuing operations before income tax expense	$101,784	$50,164	$3,156	$(62,215)	$92,889

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	For the Year Ended December 31, 2018
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$600,926	$288,437	$32,640	$—	$922,003
Operating expenses	508,653	239,646	30,003	11,981	790,283
Gross margin	92,273	48,791	2,637	(11,981)	131,720
Corporate general and administrative expenses	—	—	—	39,173	39,173
Operating income (loss)	92,273	48,791	2,637	(51,154)	92,547
Other income (expense):
Interest expense	—	(102)	—	(6,543)	(6,645)
Gain on sale of operations, net	—	—	—	1,025	1,025
Other (expense) income, net	(263)	493	3	(7,320)	(7,087)
Total other (expense) income	(263)	391	3	(12,838)	(12,707)
Income (loss) from continuing operations before income tax expense	$92,010	$49,182	$2,640	$(63,992)	$79,840

NOTE 22. SUBSEQUENT EVENTS
Subsequent to December 31, 2020 up to February 16, 2021, we repurchased approximately 0.6 million shares of our common stock in the open market at a total cost of approximately $16.2 million.
On February 11, 2021, our Board of Directors authorized the continuation of the Share Repurchase Program, which has been renewed annually for the past seventeen years. It is effective beginning March 31, 2021, to which the amount of shares to be purchased will be reset to 5.0 million, and expires one year from the respective effective date. This authorization allows us to purchase shares of our common stock (i) in the open market, (ii) in privately negotiated transactions, or (iii) under Rule 10b5-1trading plans.
Effective January 1, 2021, we acquired substantially all the assets of the Middle Market Advisory Group (“MMA”). MMA, based in Englewood, CO, is a provider of tax compliance and consulting services to middle market companies and family groups in the real estate, automotive, technology and SAAS, construction, and manufacturing industries. Annualized revenue is estimated to be approximately $3.6 million. MMA will be included as a component of our Financial Services practice group.