Form 10-Q
period 2021-03-31
CBIZ, Inc.
filed 2021-04-30
CIK 944148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________ to ________
Commission File Number 1-32961
CBIZ, Inc.
(Exact name of registrant as specified in its charter)
Delaware
(State or other jurisdiction of incorporation
or organization)
6050 Oak Tree Boulevard, South, Suite 500, Cleveland, Ohio
(Address of principal executive offices)
22-2769024
(I.R.S. Employer
Identification No.)
44131
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at April 23, 2021
Common Stock, par value $0.01 per share	53,176,480

CBIZ, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$6,778	$4,652
Restricted cash	27,618	23,951
Accounts receivable, net	270,610	216,175
Other current assets	25,695	24,213
Current assets before funds held for clients	330,701	268,991
Funds held for clients	140,774	167,440
Total current assets	471,475	436,431
Non-current assets:
Property and equipment, net	39,910	41,346
Goodwill and other intangible assets, net	756,684	756,750
Assets of deferred compensation plan	133,478	127,332
Operating lease right-of-use assets, net	146,786	147,843
Other non-current assets	3,510	4,052
Total non-current assets	1,080,368	1,077,323
Total assets	$1,551,843	$1,513,754
LIABILITIES
Current liabilities:
Accounts payable	$60,216	$64,119
Income taxes payable	15,028	2,788
Accrued personnel costs	50,223	79,978
Contingent purchase price liabilities	22,767	20,288
Operating lease liabilities	30,638	30,483
Other current liabilities	14,312	13,629
Current liabilities before client fund obligations	193,184	211,285
Client fund obligations	140,490	166,989
Total current liabilities	333,674	378,274
Non-current liabilities:
Bank debt	162,000	108,000
Debt issuance costs	(718)	(808)
Total long-term debt	161,282	107,192
Income taxes payable	1,339	1,775
Deferred income taxes, net	12,371	8,752
Deferred compensation plan obligations	133,478	127,332
Contingent purchase price liabilities	31,463	34,103
Operating lease liabilities	140,150	142,020
Other non-current liabilities	10,303	11,686
Total non-current liabilities	490,386	432,860
Total liabilities	824,060	811,134
STOCKHOLDERS' EQUITY
Common stock	1,346	1,341
Additional paid in capital	749,207	740,970
Retained earnings	608,084	557,875
Treasury stock	(629,439)	(595,297)
Accumulated other comprehensive loss	(1,415)	(2,269)
Total stockholders’ equity	727,783	702,620
Total liabilities and stockholders’ equity	$1,551,843	$1,513,754

See the accompanying notes to the condensed consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenue	$300,730	$277,455
Operating expenses	223,971	199,827
Gross margin	76,759	77,628
Corporate general and administrative expenses	14,483	10,489
Operating income	62,276	67,139
Other income (expense):
Interest expense	(877)	(1,119)
Gain on sale of operations, net	—	95
Other income (expense), net	4,789	(15,800)
Total other income (expense), net	3,912	(16,824)
Income from continuing operations before income tax expense	66,188	50,315
Income tax expense	15,972	13,453
Income from continuing operations	50,216	36,862
Loss from discontinued operations, net of tax	(7)	(14)
Net income	$50,209	$36,848
Earnings per share:
Basic:
Continuing operations	$0.94	$0.68
Discontinued operations	—	—
Net income	$0.94	$0.68
Diluted:
Continuing operations	$0.92	$0.66
Discontinued operations	—	—
Net income	$0.92	$0.66
Basic weighted average shares outstanding	53,366	54,571
Diluted weighted average shares outstanding	54,436	55,945
Comprehensive income:
Net income	$50,209	$36,848
Other comprehensive income (loss), net of tax	854	(1,252)
Comprehensive income	$51,063	$35,596

See the accompanying notes to the condensed consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Totals
December 31, 2020	134,144	80,045	$1,341	$740,970	$557,875	$(595,297)	$(2,269)	$702,620
Net income	—	—	—	—	50,209	—	—	50,209
Other comprehensive income	—	—	—	—	—	—	854	854
Share repurchases	—	1,164	—	—	—	(34,142)	—	(34,142)
Restricted stock units and awards	46	—	1	(1)	—	—	—	—
Stock options exercised	397	—	4	4,404	—	—	—	4,408
Stock-based compensation	—	—	—	2,855	—	—	—	2,855
Business acquisitions	38	—	—	979	—	—	—	979
March 31, 2021	134,625	81,209	$1,346	$749,207	$608,084	$(629,439)	$(1,415)	$727,783

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Totals
December 31, 2019	133,056	77,637	$1,331	$714,704	$479,576	$(535,693)	$(680)	$659,238
Net income	—	—	—	—	36,848	—	—	36,848
Other comprehensive loss	—	—	—	—	—	—	(1,252)	(1,252)
Share repurchases	—	1,174	—	—	—	(29,487)	—	(29,487)
Stock options exercised	116	—	1	1,012	—	—	—	1,013
Stock-based compensation	—	—	—	2,023	—	—	—	2,023
Business acquisitions	69	—	—	1,877	—	—	—	1,877
March 31, 2020	133,241	78,811	$1,332	$719,616	$516,424	$(565,180)	$(1,932)	$670,260

See the accompanying notes to the condensed consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$50,209	$36,848
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	6,252	5,704
Bad debt expense, net of recoveries	58	2,289
Adjustment to contingent earnout liability	660	(684)
Stock-based compensation expense	2,855	2,023
Excess tax benefits from share based payment arrangements	(2,179)	(501)
Deferred income taxes	3,348	170
Other, net	96	20
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(54,651)	(42,566)
Other assets	(997)	(1,237)
Accounts payable	(4,873)	(6,336)
Income taxes payable	13,984	13,665
Accrued personnel costs	(29,755)	(30,201)
Other liabilities	172	2,175
Operating cash flows used in continuing operations	(14,821)	(18,631)
Operating cash flows used in discontinued operations	(6)	(16)
Net cash used in operating activities	(14,827)	(18,647)
Cash flows from investing activities:
Business acquisitions and purchases of client lists, net of cash acquired	(2,012)	(7,848)
Purchases of client fund investments	—	(3,447)
Proceeds from the sales and maturities of client fund investments	3,090	17,118
Increase in funds held for clients	83	822
Additions to property and equipment	(1,146)	(2,641)
Other	214	351
Net cash provided by investing activities	229	4,355
Cash flows from financing activities:
Proceeds from bank debt	235,700	379,754
Payment of bank debt	(181,700)	(102,254)
Payment for acquisition of treasury stock	(33,142)	(29,487)
Decrease in client funds obligations	(26,499)	(38,517)
Proceeds from exercise of stock options	4,408	1,013
Payment of contingent consideration for acquisitions	(1,670)	(2,624)
Other, net	(57)	(113)
Net cash (used in) provided by financing activities	(2,960)	207,772
Net (decrease) increase in cash, cash equivalents and restricted cash	(17,558)	193,480
Cash, cash equivalents and restricted cash at beginning of year	170,335	146,505
Cash, cash equivalents and restricted cash at end of period	$152,777	$339,985

Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$6,778	$216,942
Restricted cash	27,618	28,927
Cash equivalents included in funds held for clients	118,381	94,116
Total cash, cash equivalents and restricted cash	$152,777	$339,985

See the accompanying notes to the condensed consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Selected Terms Used in Notes to the Condensed Consolidated Financial Statements
ASA – Administrative Service Agreement
ASC – Accounting Standards Codification
ASU – Accounting Standards Update
CECL– Current expected credit losses
CPA firm – Certified Public Accounting firm
FASB – The Financial Accounting Standards Board
GAAP – United States Generally Accepted Accounting Principles
LIBOR – London Interbank Offered Rate
SEC – United States Securities and Exchange Commission

Description of Business: CBIZ, Inc. is a diversified services company which, acting through its subsidiaries, has been providing professional business services since 1996, primarily to small and medium-sized businesses, as well as individuals, governmental entities, and not-for-profit enterprises throughout the United States and parts of Canada. CBIZ, Inc. manages and reports its operations along three practice groups: Financial Services, Benefits and Insurance Services and National Practices. A further description of products and services offered by each of the practice groups is provided in Note 12. Segment Disclosures, to the accompanying condensed consolidated financial statements.
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
Unaudited Interim Financial Statements: The condensed consolidated financial statements have been prepared in accordance with GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
In the opinion of CBIZ management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2021.
Use of Estimates: The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Changes in circumstances could cause actual results to differ materially from these estimates.
Changes in Accounting Policies: We have consistently applied the accounting policies for the periods presented as described in Note 1, Basis of Presentation and Significant Accounting Policies, to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
Accounting Standards Issued But Not Yet Adopted
Reference Rate Reform: In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU are effective for all entities through December 31, 2022. We are currently evaluating the effect of this new standard on our consolidated financial statements and have not adopted any of the transition relief available under the new guidance as of March 31, 2021.
Subsequently, in January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, which provides optional temporary guidance for entities transitioning away from the LIBOR and other interbank offered rates to new references rates so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions within Topic848. This ASU clarifies that the derivative instruments affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions provided in Topic 848. ASU 2021-01 is effective immediately for all entities. Entities may elect to apply the amendments on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. The amendments provided in this ASU do not apply to contract modifications made, as well as new hedging relationships entered into, after December 31, 2022, and to existing hedging relationships evaluated for effectiveness for periods after December 31, 2022, except for certain hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship. We are currently evaluating the effect of this new standard on our consolidated financial statements and have not adopted any of the transition relief available under the new guidance as of March 31, 2021.

NOTE 3. ACCOUNTS RECEIVABLE, NET
Accounts receivable, less allowance for doubtful accounts, reflects the net realizable value of receivables and approximates fair value. Unbilled revenues are recorded at estimated net realizable value. Assessing the collectability of the receivables (billed and unbilled) requires management judgment based on a combination of factors, including but not limited to, an evaluation of our historical incurred loss experience, credit-worthiness of our clients, age of the trade receivable balance, current economic conditions that may affect a client’s ability to pay, and reasonable and supportable forecasts. Receivables are charged-off against the allowance when the balance is deemed uncollectible.
Accounts receivable, net, at March 31, 2021 and December 31, 2020 were as follows (in thousands):

	March 31, 2021	December 31, 2020
Trade accounts receivable	$177,104	$167,575
Unbilled revenue, at net realizable value	106,662	63,494
Total accounts receivable	283,766	231,069
Allowance for doubtful accounts	(13,156)	(14,894)
Accounts receivable, net	$270,610	$216,175

Changes to the allowance for doubtful accounts for the three months ended March 31, 2021 and twelve months ended December 31, 2020 are as follows (in thousands):

	March 31, 2021	December 31, 2020
Balance at beginning of period	$(14,894)	$(14,379)
Provision	(390)	(9,323)
Charge-offs, net of recoveries	2,128	8,808
Allowance for doubtful accounts	$(13,156)	$(14,894)

NOTE 4. DEBT AND FINANCING ARRANGEMENTS
2018 Credit Facility - Our primary financing arrangement is the $400 million unsecured credit facility (the “2018 credit facility” or the “credit facility”), which provides us with the capital necessary to meet our working capital needs as well as the flexibility to continue with our strategic initiatives, including business acquisitions and share repurchases. The 2018 credit facility matures in 2023. The balance outstanding under the 2018 credit facility was $162.0 million and $108.0 million at March 31, 2021 and December 31, 2020, respectively. Effective interest rates, including the impact of interest rate swaps associated with the 2018 credit facility, were as follows:

	Three Months Ended March 31,
	2021	2020
Weighted average rates	2.10%	2.50%
Range of effective rates	1.08% - 3.64%	1.61% - 4.75%

We had approximately $228.7 million of available funds under the credit facility at March 31, 2021, net of outstanding letters of credit of $3.0 million. As of March 31, 2021, we were in compliance with our debt covenants.
Other Line of Credit - We have an unsecured $20.0 million line of credit by and among CBIZ Benefits and Insurance, Inc. and Huntington National Bank. We utilize this line to support our short-term funding requirements of payroll client fund obligations due to the investment of client funds, rather than liquidating client funds that have already been invested in available-for-sale securities. The line of credit, which was renewed on August 6, 2020 and will terminate on August 5, 2021, did not have a balance outstanding at March 31, 2021. Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for additional details of our debt and financing arrangements.
Interest Expense - Interest expense, including amortization of deferred financing costs, commitment fees, line of credit fees, and other applicable bank charges, was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
2018 credit facility	$871	$1,101
Other line of credit	—	1
Other	6	17
Total	$877	$1,119

NOTE 5. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Guarantees - We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $3.0 million and $1.7 million at March 31, 2021 and December 31, 2020, respectively. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.3 million and $2.2 million at March 31, 2021 and December 31, 2020, respectively.

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
On December 19, 2016, CBIZ Operations, Inc. (“CBIZ Operations”) was named as a defendant in a lawsuit filed by Zotec Partners, LLC (“Zotec”) in the Marion County Indiana Superior Court.  After various amendments, the lawsuit asserts claims under Indiana law for securities, statutory and common law fraud or deception, unjust enrichment, breach of contract, and vicarious liability against CBIZ Operations and a former employee of CBIZ MMP in connection with the sale of the CBIZ MMP medical billing practice to Zotec. The plaintiff claims that CBIZ Operations had a duty to disclose the fact, unknown to employees of CBIZ Operations at the time of the transaction, that the former employee had a financial arrangement with a Zotec vendor at the time CBIZ Operations sold CBIZ MMP to Zotec. The plaintiff is now seeking damages of up to $177.0 million out of the $200.0 million transaction price. Trial is scheduled for October 2021.
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

NOTE 6. FINANCIAL INSTRUMENTS
Available-For-Sale Debt Securities - In connection with certain services provided by our payroll operations, we collect funds from our clients’ accounts in advance of paying client obligations. These funds held for clients are segregated and invested in accordance with our investment policy, which requires all investments carry an investment grade rating at the time of initial investment. These investments, primarily consisting of corporate and municipal bonds, are classified as available-for-sale and are included in the “Funds held for clients” line item on the accompanying Condensed Consolidated Balance Sheets. The par value of these investments totaled $21.8 million and $24.9 million at March 31, 2021 and December 31, 2020, respectively, and had maturity or callable dates ranging from April 2021 through November 2024.

At March 31, 2021, unrealized losses on the securities were not material and have not been recognized as a credit loss because the bonds are investment grade quality and management is not required or does not intend to sell prior to an expected recovery in value. The bond issuers continue to make timely principal and interest payments.
The following table summarizes activities related to these investments for the three months ended March 31, 2021 and the twelve months ended December 31, 2020 (in thousands):

	Three Months Ended March 31, 2021	Twelve Months Ended December 31, 2020
Fair value at beginning of period	$25,708	$60,659
Purchases	—	3,447
Sales	(1,490)	(22,078)
Maturities and calls	(1,600)	(15,409)
Change in bond premium	(83)	(857)
Fair market value adjustment	(142)	(54)
Fair value at end of period	$22,393	$25,708
Interest Rate Swaps - We utilize interest rate swaps to manage interest rate risk exposure associated with our floating-rate debt under the 2018 credit facility, or the forecasted acquisition of such liability. We do not purchase or hold any derivative instruments for trading or speculative purposes. Refer to the Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion on our interest rate swaps.
During the first quarter of 2021, one interest rate swap expired with a notional value of $10.0 million. As of March 31, 2021, we have three interest rate swaps outstanding. Under the terms of the interest rate swaps, we pay interest at a fixed rate of interest plus applicable margin as stated in the agreement, and receive interest that varies with the one-month LIBOR. The notional value, fixed rate of interest and expiration date of each interest rate swap as of March 31, 2021 was (i) $20.0 million – 1.770% - May 2022, (ii) $15.0 million – 2.640% - June 2023 and (iii) $50.0 million - 0.885% - April 2025. Refer to Note 7. Fair Value Measurements, for additional disclosures regarding fair value measurements.
The following table summarizes our outstanding interest rate swaps and their classification in the accompanying Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Notional Amount	Fair Value	Balance Sheet Location
Interest rate swaps	$85,000	$(1,299)	Other non-current liabilities

	December 31, 2020
	Notional Amount	Fair Value	Balance Sheet Location
Interest rate swap	$10,000	$(13)	Other current liability
Interest rate swaps	$85,000	$(2,552)	Other non-current liabilities

The following table summarizes the effects of the interest rate swaps on the accompanying Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020 (in thousands):

	Gain (Loss) Recognized in AOCL, net of tax		Loss Reclassified from AOCL into Expense
	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
Interest rate swap	$961	$(653)	$(285)	$(34)

NOTE 7. FAIR VALUE MEASUREMENTS
The following table summarizes our assets and (liabilities) at March 31, 2021 and December 31, 2020, respectively, that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (in thousands):

	Level	March 31, 2021	December 31, 2020
Deferred compensation plan assets	1	$133,478	$127,332
Available-for-sale debt securities	1	22,393	25,708
Deferred compensation plan liabilities	1	(133,478)	(127,332)
Interest rate swaps	2	(1,299)	(2,565)
Contingent purchase price liabilities	3	(54,230)	(54,391)

During the three months ended March 31, 2021 and 2020, there were no transfers between the valuation hierarchy Levels 1, 2 and 3. The following table summarizes the change in Level 3 fair values of our contingent purchase price liabilities for the three months ended March 31, 2021 and 2020 (pre-tax basis) (in thousands):

	2021	2020
Beginning balance – January 1	$(54,391)	$(32,089)
Additions from business acquisitions	(1,622)	(4,670)
Settlement of contingent purchase price liabilities	2,443	3,394
Change in fair value of contingencies	(279)	875
Change in net present value of contingencies	(381)	(191)
Ending balance – March 31	$(54,230)	$(32,681)

Contingent purchase price liabilities result from our business acquisitions and are recorded at fair value at the time of acquisition and are presented as “Contingent purchase price liability — current” and “Contingent purchase price liability — non-current” in the accompanying Condensed Consolidated Balance Sheets. We estimate the fair value of our contingent purchase price liabilities using a probability-weighted discounted cash flow model. This fair value measure is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Fair value measurements characterized within Level 3 of the fair value hierarchy are measured based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value.
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

NOTE 8. OTHER COMPREHENSIVE INCOME (LOSS)
The following table is a summary of other comprehensive income (loss) and discloses the tax impact of each component of other comprehensive income (loss) for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net unrealized loss on available-for-sale securities, net of income taxes (1)	$(103)	$(587)
Net unrealized gain (loss) on interest rate swaps, net of income taxes (2)	961	(653)
Foreign currency translation	(4)	(12)
Total other comprehensive income (loss)	$854	$(1,252)

(1)Net of income tax benefit of $39 and $210 for the three months ended March 31, 2021 and 2020, respectively.
(2)Net of income tax expense of $310 and income tax benefit of $210 for the three months ended March 31, 2021 and 2020, respectively.

NOTE 9. EMPLOYEE STOCK PLANS
The 2019 Stock Omnibus Incentive Plan (the “2019 Plan”), which expires in 2029, permits the grant of various forms of stock-based awards. The terms and vesting schedules for the stock-based awards vary by type and date of grant. A maximum of 3.1 million stock options, restricted stock or other stock-based compensation awards may be granted. Shares subject to award under the 2019 Plan may be either authorized but unissued shares of our common stock or treasury shares. Refer to the Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion on the 2019 Plan.
Compensation expense for stock-based awards recognized during the three months ended March 31, 2021 and 2020 was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Stock options	$301	$421
Restricted stock units and awards	1,381	1,171
Performance share units	1,173	431
Total stock-based compensation expense	$2,855	$2,023

Stock Options and Restricted Stock Units and Awards – The following table presents our stock options and restricted stock units and awards activity during the three months ended March 31, 2021 (in thousands, except per share data):

	Stock Options		Restricted Stock Units and Awards
	Number of Options	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant-Date Fair Value (1)
Outstanding at beginning of year	1,820	$15.02	461	$21.03
Granted	—	$—	140	$27.56
Exercised or released	(397)	$11.10	(99)	$22.38
Expired or canceled	—	$—	—	$—
Outstanding at March 31, 2021	1,423	$16.12	502	$22.58
Exercisable at March 31, 2021	978	$15.19

(1)Represents weighted average market value of the shares; awards are granted at no cost to the recipients.

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
The following table presents our PSU award activity during the three months ended March 31, 2021 (in thousands, except per share data):

	Performance Share Units	Weighted Average Grant-Date Fair Value Per Unit
Outstanding at beginning of year	307	$22.18
Granted	140	$27.56
Vested	—	$—
Adjustments for performance results	—	$—
Canceled	—	$—
Outstanding at March 31, 2021	447	$23.86

NOTE 10. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the three months ended March 31, 2021 and 2020 (in thousands, except per share data).

	Three Months Ended March 31,
	2021	2020
Numerator:
Income from continuing operations	$50,216	$36,862
Denominator:
Basic
Weighted average common shares outstanding	53,366	54,571
Diluted
Stock options (1)	776	993
Restricted stock awards (1)	257	296
Contingent shares (2)	37	85
Diluted weighted average common shares outstanding (3)	54,436	55,945
Basic earnings per share from continuing operations	$0.94	$0.68
Diluted earnings per share from continuing operations	$0.92	$0.66

(1)A total of 1 thousand and 33 thousand stock-based awards were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2021 and 2020. respectively, as their effect would be anti-dilutive.
(2)Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by us once future considerations have been met. Refer to Note 11. Business Combinations, for further details.
(3)The denominator used in calculating diluted earnings per share did not include 447 thousand and 332 thousand performance share units for the three months ended March 31, 2021 and 2020, respectively. The performance conditions associated with these performance share units were not met and consequently none of these performance share units were considered as issuable for the three months ended March 31, 2021 and 2020.

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
During the three months ended March 31, 2021, we completed the following acquisition:
•Effective January 1, 2021, we acquired substantially all the assets of Middle Market Advisory Group (“MMA”). MMA, based in Englewood, CO, is a provider of tax compliance and consulting services to middle market companies and family groups in the real estate, automotive, technology and SAAS, construction, and manufacturing industries. Operating results will be reported in the Financial Services practice group.
Aggregate consideration for the acquisition consisted of approximately $1.9 million in cash and $1.6 million in contingent consideration. Under the terms of the acquisition agreement, a portion of the purchase price is contingent on future performance of the business acquired. The maximum potential undiscounted amount of all future payments for the 2021 acquisition that we could be required to make under the contingent arrangements is $1.7 million. As of March 31, 2021, the aggregated fair value of contingent consideration related to this acquisition was $1.6 million, of which $0.6 million was recorded in Contingent purchase price liability – current and $1.0 million was recorded in Contingent purchase price liability – non-current in the accompanying Condensed Consolidated Balance Sheets at March 31, 2021. Refer to Note 7. Fair Value Measurements, for additional information regarding contingent purchase price liability fair value and fair value adjustments.
Annualized revenue from the acquired business is estimated to be approximately $3.6 million. Pro forma results of operations for this acquisition has not been presented because the effects of the acquisitions were not significant to our Income from continuing operations before income taxes.
During the three months ended March 31, 2020, we have acquired substantially all of the assets of the following businesses:
•Effective February 1, 2020, we acquired substantially all the assets of Alliance Insurance Services, Inc., a provider of insurance and advisory services based in Washington, DC. Operating results will be reported in the Benefits and Insurance Services practice group.
•Effective February 1, 2020, we acquired substantially all the assets of Pension Dynamics Company, LLC, a full-service retirement and benefits plan advisor based in Pleasant Hill, California. Operating results will be reported in the Benefits and Insurance Services practice group.
•Effective February 1, 2020, we acquired substantially all the assets of Sunshine Systems, a payroll solutions provider based in Massachusetts. Operating results will be reported in the Benefits and Insurance Services practice group.
Aggregated consideration for these acquisitions consisted of approximately $9.4 million in cash, $0.9 million in our common stock, and $4.8 million in contingent considerations. Under the terms of the acquisition agreements, a portion of the purchase price is contingent on future performance of the business acquired. The maximum potential undiscounted amount of all future payments that we could be required to make under the contingent arrangements is $6.2 million. As of March 31, 2020, the aggregated fair value of the contingent considerations related to these acquisitions was $4.7 million, of which $2.0 million was recorded in "Contingent purchase price liability – current" and $2.7 million was recorded in "Contingent purchase price liability – non-current" in the accompanying Condensed Consolidated Balance Sheets at March 31, 2020. Refer to Note 7. Fair Value Measurements, for additional information regarding contingent purchase price liability fair value and fair value adjustments.

Annualized revenue from the acquired businesses is estimated to be approximately $6.1 million. Pro forma results of operations for these acquisitions have not been presented because the effects of these acquisitions were not material to our "Income from continuing operations before income taxes."
The goodwill of $1.5 million and $11.2 million arising from the acquisitions for the three months ended March 31, 2021 and 2020, respectively, primarily results from expected future earnings and cash flows from the existing management team, as well as the synergies created by the integration of the new business within our organization, including cross-selling opportunities expected with our Financial Services practice group and the Benefits and Insurance Services practice group, to help strengthen our existing service offerings and expand our market position. All of the goodwill is deductible for income tax purposes.
Acquisition of Client Lists - During the three months ended March 31, 2021, we purchased one client list reported in the Benefits and Insurance Services practice group for $0.2 million, of which $0.1 million is contingent. During the three months ended March 31, 2020, we purchased two client lists, reported in the Benefits and Insurance Services practice group, for total consideration of $0.5 million, of which $0.3 million is contingent.
Change in Contingent Purchase Price Liability for Previous Acquisitions - During the three months ended March 31, 2021 and 2020, the fair value of the contingent purchase price liability related to prior acquisitions increased by $0.7 million and decreased by $0.7 million, respectively. The change in fair value during the three months ended March 31, 2021 is mostly attributable to the change in stock price related to the mark-to-market adjustment of future common stock issuances and net present value adjustments. The change in fair value during the three months ended March 31, 2020 is due to the change in stock price related to the mark-to-market adjustment of future common stock issuances offset by net present value adjustments. These adjustments are included in "Other income (expense), net" in the accompanying Condensed Consolidated Statements of Comprehensive Income.
Contingent Payments for Previous Business Acquisitions and Client Lists - We paid $1.5 million in cash and issued approximately 0.1 million shares of our common stock during the three months ended March 31, 2021 for previous acquisitions. For the same period in 2020, we paid $2.4 million in cash and issued approximately 0.1 million shares of our common stock for previous acquisitions. During the three months ended March 31, 2021 and 2020, we paid approximately $0.1 million and $0.3 million, respectively, in cash for previous client list purchases.

NOTE 12. SEGMENT DISCLOSURES
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

Accounting policies of the practice groups are the same as those described in Note 1. Basis of Presentation and Significant Accounting Policies, to the Annual Report on Form 10-K for the year ended December 31, 2020. Upon consolidation, intercompany accounts and transactions are eliminated, thus inter-segment revenue is not included in the measure of profit or loss for the practice groups. Performance of the practice groups is evaluated on operating income excluding those costs listed above, which are reported in the “Corporate and Other” segment.
Segment information for the three months ended March 31, 2021 and 2020 is presented below. We do not manage our assets on a segment basis, therefore segment assets are not presented below.
The following table disaggregates our revenue by source (in thousands):

	Three Months Ended March 31, 2021
	Financial Services	Benefits & Insurance	National Practices	Consolidated
Accounting, tax, advisory and consulting	$204,149	—	—	$204,149
Core benefits and insurance services	—	84,070	—	84,070
Non-core benefits and insurance services	—	3,169	—	3,169
Managed networking, hardware services	—	—	6,895	6,895
National practices consulting	—	—	2,447	2,447
Total revenue	$204,149	$87,239	$9,342	$300,730

	Three Months Ended March 31, 2020
	Financial Services	Benefits & Insurance	National Practices	Consolidated
Accounting, tax, advisory and consulting	$188,777	—	—	$188,777
Core benefits and insurance services	—	76,472	—	76,472
Non-core benefits and insurance services	—	3,140	—	3,140
Managed networking, hardware services	—	—	6,575	6,575
National practices consulting	—	—	2,491	2,491
Total revenue	$188,777	$79,612	$9,066	$277,455

Segment information for the three months ended March 31, 2021 and 2020 was as follows (in thousands):

	Three Months Ended March 31, 2021
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$204,149	$87,239	$9,342	$—	$300,730
Operating expenses	141,746	66,933	8,541	6,751	223,971
Gross margin	62,403	20,306	801	(6,751)	76,759
Corporate general and administrative expenses	—	—	—	14,483	14,483
Operating income (loss)	62,403	20,306	801	(21,234)	62,276
Other income (expense):
Interest expense	—	—	—	(877)	(877)
Other income, net	98	174	—	4,517	4,789
Total other income (expense), net	98	174	—	3,640	3,912
Income (loss) from continuing operations before income tax expense	$62,501	$20,480	$801	$(17,594)	$66,188

	Three Months Ended March 31, 2020
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$188,777	$79,612	$9,066	$—	$277,455
Operating expenses	138,598	65,223	8,283	(12,277)	199,827
Gross margin	50,179	14,389	783	12,277	77,628
Corporate general and administrative expenses	—	—	—	10,489	10,489
Operating income (loss)	50,179	14,389	783	1,788	67,139
Other income (expense):
Interest expense	—	(11)	—	(1,108)	(1,119)
Gain on sale of operations, net	40	55	—	—	95
Other income (expense), net	19	96	1	(15,916)	(15,800)
Total other income (expense), net	59	140	1	(17,024)	(16,824)
Income (loss) from continuing operations before income tax expense	$50,238	$14,529	$784	$(15,236)	$50,315

NOTE 13. SUBSEQUENT EVENTS
Subsequent to March 31, 2021 up to April 27, 2021, we repurchased approximately 0.3 million shares of our common stock in the open market at a total cost of approximately $9.0 million.
Effective April 1, 2021, we acquired substantially all the assets of Wright Retirement Services, LLC ("Wright"). Wright, located in Valdosta, Georgia, specializes in third party administration services for retirement plan sponsors. Annualized revenue is estimated to be approximately $1.2 million. Wright will be included as a component of our Benefits and Insurance practice group.
On April 29, 2021, we announced the acquisition of the non-attest assets of Berntson Porter & Company, PLLC ("BP"). The acquisition is effective on May 1, 2021. Concurrent with this transaction, Mayer Hoffman McCann P.C., a national independent CPA firm with whom we maintain joint-referral relationship and administrative service agreement, acquires the attest assets of BP. Located in Bellevue, Washington, BP provides comprehensive accounting and financial consulting services including tax, forensic, economic and valuation services and transaction services. BP serves a wide range of industries with specialities including construction, real estate, hospitality, manufacturing and technology. Annualized revenue is estimated to be approximately $26.0 million. BP will be included as a component of our Financial Services practice group.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we”, “us”, “our”, "CBIZ" or the "Company" shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.
The following discussion is intended to assist in the understanding of our financial position at March 31, 2021 and December 31, 2020, results of operations for the three months ended March 31, 2021 and 2020, and cash flows for the three months ended March 31, 2021 and 2020, and should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2020. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2020.
OVERVIEW
We provide professional business services, products and solutions that help our clients grow and succeed by better managing their finances and employees. These services are provided to businesses of various sizes, as well as individuals, governmental entities and not-for-profit enterprises throughout the United States and parts of Canada. We deliver integrated services through three practice groups: Financial Services, Benefits and Insurance Services, and National Practices. Refer to Note 12. Segment Disclosures, to the accompanying condensed consolidated financial statements for a general description of services provided by each practice group.
Refer to the Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion of our business and strategies, as well as the external relationships and regulatory factors that currently impact our operations.
EXECUTIVE SUMMARY
Revenue for the three months ended March 31, 2021 increased by $23.2 million, or 8.4%, to $300.7 million from $277.5 million for the same period in 2020. Same-unit revenue increased by approximately $10.0 million, or 3.6%. Revenue from newly acquired operations, net of divestitures, contributed $13.3 million, or 4.8%, of incremental revenue for the three months ended March 31, 2021 as compared to the same period in 2020. Income from continuing operations was $50.2 million, or $0.92 per diluted share, in the first quarter of 2021, compared to $36.9 million, or $0.66 per diluted share, in the first quarter of 2020. Refer to “Results of Operations – Continuing Operations” for a detailed discussion of the components of income from continuing operations.
Strategic Use of Capital
Our first priority for use of capital is to make strategic acquisition. We also have the financing flexibility and the capacity to actively repurchase shares of our common stock. We believe that repurchasing shares of our common stock can be a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our stockholders. We have completed one acquisition for approximately $3.5 million and repurchased 1.2 million shares of our common stock at a total cost of approximately $34.1 million in the three months ended March 31, 2021. Refer to Note 11. Business Combinations, to the accompanying condensed consolidated financial statements for further discussion on acquisitions.
During the first quarter of 2021, the CBIZ Board of Directors authorized the purchase of up to 5.0 million shares of our common stock under our Share Repurchase Program (the “Share Repurchase Program”), which may be suspended or discontinued at any time and expires on April 1, 2022. The shares may be purchased in the open market, in privately negotiated transactions, or pursuant to Rule 10b5-1 trading plans, which may include purchases from our employees, officers and directors, in accordance with the Securities and Exchange Commission (the “SEC”) rules. CBIZ management will determine the timing and amount of the transactions based on its evaluation of market conditions and other factors.
RESULTS OF OPERATIONS – CONTINUING OPERATIONS
Revenue

The following tables summarize total revenue for the three months ended March 31, 2021 and 2020 (in thousands except percentages).

	Three Months Ended March 31,
	2021	% of Total	2020	% of Total	$ Change	% Change
Financial Services	$204,149	67.9%	$188,777	68.0%	$15,372	8.1%
Benefits and Insurance Services	87,239	29.0%	79,612	28.7%	7,627	9.6%
National Practices	9,342	3.1%	9,066	3.3%	276	3.0%
Total CBIZ	$300,730	100.0%	$277,455	100.0%	$23,275	8.4%
A detailed discussion of same-unit revenue by practice group is included under “Operating Practice Groups.”
Non-qualified Deferred Compensation Plan
We sponsor a non-qualified deferred compensation plan, under which a CBIZ employee’s compensation deferral is held in a rabbi trust and invested accordingly as directed by the employee. Income and expenses related to the non-qualified deferred compensation plan are included in “Operating expenses”, “Gross margin” and “Corporate general and administrative expenses” and are directly offset by deferred compensation gains or losses in “Other income, (expense) net” in the accompanying Condensed Consolidated Statements of Comprehensive Income. The non-qualified deferred compensation plan has no impact on “Income from continuing operations before income tax expense” or diluted earnings per share from continuing operations.
Operating Expenses

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(In thousands, except percentages)
Operating expenses	$223,971	$199,827	$24,144	12.1%
Operating expenses % of revenue	74.5%	72.0%
Operating expenses excluding deferred compensation	$219,355	$214,627	$4,728	2.2%
Operating expenses excluding deferred compensation % of revenue	72.9%	77.4%

Deferred compensation plan increased operating expenses by $4.6 million in the first quarter of 2021, but decreased operating expenses by $14.8 million during the same period in 2020. Excluding the non-qualified deferred compensation expenses, operating expenses would have been $219.4 million and $214.6 million, or 72.9% and 77.4%% of revenue, for the first quarter of 2021 and 2020, respectively.

The majority of our operating expenses relate to personnel costs, which includes (i) salaries and benefits, (ii) commissions paid to producers, (iii) incentive compensation, and (iv) stock-based compensation. Excluding the impact of deferred compensation, operating expense increased during the first quarter of 2021 as compared to the same period in 2020, primarily driven by $13.6 million higher personnel costs, offset by lower travel and entertainment costs of approximately $5.5 million, bad debt expense of approximately $2.2 million, as well as $1.2 million lower other discretionary spending. Personnel costs are discussed in further detail under “Operating Practice Groups”.
Corporate General & Administrative (“G&A”) Expenses

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(In thousands, except percentages)
G&A expenses	$14,483	$10,489	$3,994	38.1%
G&A expenses % of revenue	4.8%	3.8%
G&A expenses excluding deferred compensation	$13,987	$12,293	$1,694	13.8%
G&A expenses excluding deferred compensation % of revenue	4.7%	4.4%

The deferred compensation plan increased G&A expenses by $0.5 million in the first quarter of 2021, but decreased G&A expenses by $1.8 million during the same period in 2020. G&A expenses, excluding the impact of the deferred compensation plan, would have been $14.0 million, or 4.7% of revenue, for the first quarter of 2021, compared to $12.3 million, or 4.4% of revenue, for the first quarter of 2020. The increase in our G&A expenses excluding deferred compensation is primarily due to higher personnel costs of $1.2 million and $0.5 million higher other costs to support business growth.
Other Income (Expense), Net

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(In thousands, except percentages)
Interest expense	$(877)	$(1,119)	$242	(21.6)%
Gain on sale of operations, net	—	95	(95)	(100.0)%
Other income (expense), net (1)	4,789	(15,800)	20,589	(130.3)%
Total other income, net	$3,912	$(16,824)	$20,736	(123.3)%

(1) Other income (expense), net includes a net gain of $5.1 million in the first quarter of 2021, compared to a net loss of $16.6 million for the same period in 2020, associated with the value of investments held in a rabbi trust related to the deferred compensation plan. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan are offset by a corresponding increase or decrease to compensation expense, which is recorded as “Operating expenses” and “G&A expenses.” The deferred compensation plan has no impact on “Income from continuing operations before income tax expense” or diluted earnings per share from continuing operations.
Interest Expense - Our primary financing arrangement is the 2018 credit facility. Our average debt balance and interest rate was $128.2 million and 2.10% at March 31, 2021, compared to $145.2 million and 2.50% for the same period of 2020.
Gain on Sale of Operations, Net - We sold a small book of business in the Benefits and Insurance practice group during the first quarter of 2021 and 2020, respectively. Net gain from the sale of the book of business was not material.
Other Income (expense), Net - For the first quarter of 2021, other income (expense), net includes a net gain of $5.1 million associated with the non-qualified deferred compensation plan and a $0.7 million net increase to the fair value of our contingent purchase price liability related to prior acquisitions. For the same period in 2020, other income (expense), net includes a net loss of $16.6 million associated with the non-qualified deferred compensation plan and a $0.7 million net decrease to the fair value of our contingent purchase price liability related to prior acquisitions.
Income Tax Expense

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(In thousands, except percentages)
Income tax expense	$15,972	$13,453	$2,519	18.7%
Effective tax rate	24.1%	26.7%

The effective tax rate for the first quarter of 2021 was 24.1%, compared to an effective tax rate of 26.7% for the comparable period in 2020.

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
Financial Services

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$195,999	$187,520	$8,479	4.5%
Acquired businesses	8,150	—	8,150
Divested operations	—	1,257	(1,257)
Total revenue	$204,149	$188,777	$15,372	8.1%
Operating expenses	141,746	138,598	3,148	2.3%
Gross margin	$62,403	$50,179	$12,224	24.4%
Gross margin percent	30.6%	26.6%

Three months ended March 31, 2021 compared to March 31, 2020 - The Financial Services practice group revenue for the three months ended March 31, 2021 grew by 8.1% to $204.1 million from $188.8 million during the same period in 2020. Same-unit revenue grew by $8.5 million, or 4.5%, primarily driven by those units that provide traditional accounting and tax-related services, which increased $7.9 million, as well as moderate growth of $1.4 million in government healthcare compliance business, offset by approximately $0.8 million decrease in project-oriented and other businesses. The impact of acquired businesses, net of divestitures, contributed $6.9 million, or 3.4% of 2021 revenue.
We provide a range of services to affiliated CPA firms under joint referral and administrative service agreements (“ASAs”). Fees earned under the ASAs are recorded as revenue and were approximately $54.9 million and $52.7 million for the three months ended March 31, 2021 and 2020, respectively.
Operating expenses increased by $3.1 million, or 2.3%, as compared to the same period last year. The increase in operating expense was primarily attributed to higher personnel costs of $10.3 million, or 9.2%, with acquisitions contributing approximately $4.2 million to the increase in personnel costs. The increase in personnel costs was offset by $4.0 million lower travel and discretionary spending and $2.3 million lower bad debt expense. In the first quarter of 2020, due to the COVID-19 pandemic, we recorded bad debt expense of $2.0 million, which did not recur in 2021. Operating expense as a percentage of revenue decreased to 69.4% for the quarter ended March 31, 2021 from 73.4% of revenue for the prior year quarter.
Benefits and Insurance Services

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$80,676	$79,433	$1,243	1.6%
Acquired businesses	6,563	—	6,563
Divested operations	—	179	(179)
Total revenue	$87,239	$79,612	$7,627	9.6%
Operating expenses	66,933	65,223	1,710	2.6%
Gross margin	$20,306	$14,389	$5,917	41.1%
Gross margin percent	23.3%	18.1%

Three months ended March 31, 2021 compared to March 31, 2020 - The Benefits and Insurance Services practice group revenue increased by $7.6 million, or 9.6%, to $87.2 million during the three months ended March 31, 2021 compared to $79.6 million for the same period in 2020, primarily driven by acquired businesses, net of divestitures, which contributed $6.4 million in incremental revenue for the three months ended March 31, 2021. Same-unit revenue increased by $1.2 million, or 1.6% when compared to the same period in 2020.
Operating expenses increased by $1.7 million, or 2.6%, when compared to the same period last year. The increase in operating expense was mostly attributable to higher personnel costs of $2.9 million, or 5.8%, primarily related to acquired businesses. The increase in personnel costs was offset by lower travel and discretionary spending of approximately $1.4 million. Operating expense as a percentage of revenue decreased to 76.7% for the quarter ended March 31, 2021 from 81.9% of revenue for the same period in 2020.
National Practices

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$9,342	$9,066	$276	3.0%
Operating expenses	8,541	8,283	258	3.1%
Gross margin	$801	$783	$18	2.3%
Gross margin percent	8.6%	8.6%

Three months ended March 31, 2021 compared to March 31, 2020 - The National Practices group is primarily driven by a cost-plus contract with a single client, which has existed since 1999. The cost-plus contract is a five-year contract with the most recent renewal through December 31, 2023. Revenues from this single client accounted for approximately 75% of the National Practice group’s revenue.
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

Accounts receivable balances increase in response to the first quarter revenue generated by the Financial Services practice group. A significant amount of this revenue is billed and collected in subsequent quarters. Days sales outstanding (“DSO”) from continuing operations represent accounts receivable and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve months daily revenue. We provide DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of our ability to collect on receivables in a timely manner. DSO was 91 days and 94 days at March 31, 2021 and 2020, respectively. DSO at December 31, 2020 was 72 days.
The following table presents selected cash flow information (in thousands). For additional details, refer to the accompanying Condensed Consolidated Statements of Cash Flows.

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(14,827)	$(18,647)
Net cash provided by investing activities	229	4,355
Net cash (used in) provided by financing activities	(2,960)	207,772
Net (decrease) increase in cash, cash equivalents and restricted cash	$(17,558)	$193,480

Operating Activities- Cash used in operating activities was $14.8 million during the three months ended March 31, 2021 and primarily consisted of working capital use of $76.1 million, which was offset by net income of $50.2 million and certain non-cash items, such as depreciation and amortization expense of $6.3 million, deferred income tax of $3.3 million, and stock-based compensation expense of $2.9 million. Cash used in operating activities was $18.6 million during the three months ended March 31, 2020. Changes in assets and liabilities, net of acquisition and divestitures contributed $64.5 million use of cash, offset by net income of $36.8 million and certain non-cash items, such as depreciation and amortization expense of $5.7 million.
Investing Activities - Cash provided by investing activities for the three months ended March 31, 2021 was $0.2 million and consisted primarily of proceeds from sales and maturities of client fund investments of $3.1 million, offset by $2.0 million cash used for business acquisitions and $1.1 million in capital expenditures. Cash provided by investing activities for the three months ended March 31, 2020 consisted primarily of proceeds from the sales and maturities of client fund investments of $17.1 million and a net increase in funds held for clients of $0.8 million. This was offset by net cash used in investing activities for business acquisitions of $7.8 million, purchases of client fund investments of $3.4 million and capital expenditures of $2.6 million.
The balances in funds held for clients and client fund obligations can fluctuate with the timing of cash receipts and the related cash payments. The nature of these accounts is further described in Note 1. Organization and Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Financing Activities - Cash used in financing activities for the three months ended March 31, 2021 was $3.0 million and primarily consisted of $33.1 million in share repurchases, $26.5 million net decrease in client fund obligations, and $1.7 million in contingent consideration payments related to prior acquisitions. The use of cash was partially offset by $54.0 million in net proceeds from additional borrowings under our 2018 credit facility and $4.4 million proceeds from exercise of stock options during the quarter. Cash provided by financing activities for the three months ended March 31, 2020 consisted of $277.5 million in net proceeds from the 2018 credit facility, partially offset by a decrease in client fund obligations of $38.5 million and $29.5 million in share repurchases.
CAPITAL RESOURCES
Credit Facility - At March 31, 2021, we had $162.0 million outstanding under the 2018 credit facility as well as letters of credit and performance guarantees totaling $5.3 million. Available funds under the 2018 credit facility, based on the terms of the commitment, were approximately $228.7 million at March 31, 2021. The weighted average interest rate under the 2018 credit facility was 2.10% in the first quarter of 2021, compared to 2.50% for the same period in 2020. The 2018 credit facility allows for the allocation of funds for future strategic initiatives, including acquisitions and the repurchase of our common stock, subject to the terms and conditions of the 2018 credit facility.
Debt Covenant Compliance - We are required to meet certain financial covenants with respect to (i) total leverage ratio and (ii) a minimum fixed charge coverage ratio. We are in compliance with our covenants as of March 31, 2021. Our ability to service our debt and to fund future strategic initiatives will depend upon our ability to generate cash in the future. For further discussion regarding our 2018 credit facility and debt, refer to Note 4. Debt and Financing Arrangements, to the accompanying condensed consolidated financial statements.
Use of Capital - Our first priority for use of capital is to make strategic acquisitions. We also have the financing flexibility and the capacity to actively repurchase shares of our common stock. We believe that repurchasing shares of our common stock can be a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our stockholders. We have completed one acquisition for approximately $3.5 million and repurchased 1.2 million shares of our common stock at a total cost of approximately $34.1 million in the three months ended March 31, 2021. Refer to Note 11. Business Combinations, to the accompanying condensed consolidated financial statements for further discussion on acquisitions.
OFF-BALANCE SHEET ARRANGEMENTS
We maintain administrative service agreements with independent CPA firms (as described more fully under “Business – Financial Services” and in Note 1. Basis of Presentation and Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020), which qualify as variable interest entities. The accompanying condensed consolidated financial statements do not reflect the operations or accounts of variable interest entities as the impact is not material to the financial condition, results of operations, or cash flows of CBIZ.
We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $3.0 million and $1.7 million at March 31, 2021 and December 31, 2020, respectively. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.3 million and $2.2 million at March 31, 2021 and December 31, 2020, respectively.
We have various agreements under which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by us under such indemnification clauses is generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2021, we are not aware of any material obligations arising under indemnification agreements that would require payment.
CRITICAL ACCOUNTING POLICIES
The SEC defines critical accounting policies as those that are most important to the portrayal of a company’s financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
Our discussion and analysis of our results of operations, financial condition and liquidity are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities as of the date of the financial statements. As more information becomes known, these estimates and assumptions could change, which would have an impact on actual results that may differ materially from these estimates and judgments under different assumptions. We have not made any changes in estimates or judgments that have had a significant effect on the reported amounts as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
Consequently, no forward-looking statement can be guaranteed. A more detailed description of risk factors may be found in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020. Except as required by the federal securities laws, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the SEC, such as quarterly, periodic and annual reports.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our floating rate debt under our 2018 credit facility exposes us to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which we could borrow funds under the credit facility. The balance outstanding under our credit facility at March 31, 2021 was $162.0 million, of which $77.0 million is subject to rate risk. If market rates were to increase or decrease 100 basis points from the levels at March 31, 2021, interest expense would increase or decrease approximately $0.8 million annually.
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
At March 31, 2021, we had three interest rate swaps with notional values, fixed rates of interest and expiration dates of (i) $20.0 million – 1.770% - May 2022, (ii) $15.0 million – 2.640% - June 2023, and (iii) $50.0 million – 0.885% - April 2025, respectively. Management will continue to evaluate the potential use of interest rate swaps as we deem appropriate under certain operating and market conditions. We do not enter into derivative instruments for trading or speculative purposes.
In connection with the services provided by our payroll operations, funds collected from our clients’ accounts in advance are segregated and may be invested in short-term investments, such as corporate and municipal bonds. In accordance with our investment policy, all investments carry an investment grade rating at the time of the initial acquisition, and are classified as available-for-sale securities. At each respective balance sheet date, these investments are adjusted to fair value with fair value adjustments being recorded to other comprehensive income or loss and reflected in the accompanying Condensed Consolidated Statements of Comprehensive Income for the respective period. If an investment is deemed to be other-than-temporarily impaired due to credit loss, then the adjustment is recorded to “Other income (expense), net” in the accompanying Condensed Consolidated Statements of Comprehensive Income. Refer to Note 6. Financial Instruments, and Note 7. Fair Value Measurements, to the accompanying condensed consolidated financial statements for further discussion regarding these investments and the related fair value assessments.
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
(b) Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding certain legal proceedings in which we are involved is incorporated by reference from Note 5, Commitments and Contingencies, to the accompanying condensed consolidated financial statements.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC. These risks could materially and adversely affect the business, financial condition and results of operations of CBIZ.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent sales of unregistered securities
During the three months ended March 31, 2021, approximately 38 thousand shares of our common stock were issued as payment for contingent consideration for previous acquisitions. The foregoing shares were issued in transactions not involving a public offering in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act. The persons to whom the shares were issued had access to full information about the Company and represented that they acquired the shares for their own account and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold, or otherwise transferred without having first been registered under the Securities Act or pursuant to an exemption from the Securities Act.

(b) Issuer purchases of equity securities
On February 11, 2021, our Board of Directors authorized the continuation of the Share Repurchase Program, which has been renewed annually for the past seventeen years. It was effective beginning April 1, 2021, and the amount of shares to be purchased will reset to 5 million, and expires one year from the effective date. The Share Repurchase Program allows us to purchase shares of our common stock (i) in the open market, (ii) in privately negotiated transactions, and (iii) under Rule 10b5-1 trading plans. Privately negotiated transactions may include purchases from our employees, Officers and Directors, in accordance with SEC rules. Rule 10b5-1 trading plans allow for repurchases during periods when we would not normally be active in the trading market due to regulatory restrictions. The Share Repurchase Program does not obligate us to acquire any specific number of shares and may be suspended at any time.
Shares repurchased during the three months ended March 31, 2021 (reported on a trade-date basis) are summarized in the table below (in thousands, except per share data). During the first quarter of 2021, approximately 47 thousand shares were purchased from stock plan recipients in lieu of cash to satisfy certain tax obligations under the 2019 Plan.  Average price paid per share includes fees and commissions.

	Issuer Purchases of Equity Securities
First Quarter Purchases	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
January 1 – January 31, 2021	380	$26.91	380	3,386
February 1 – February 28, 2021	386	$28.42	386	3,000
March 1 – March 31, 2021	398	$32.54	398	2,602
First quarter purchases	1,164	$29.33	1,164

According to the terms of our 2018 credit facility, we are not permitted to declare or make any dividend payments, other than dividend payments made by one of our wholly owned subsidiaries to the parent company. Refer to Note 9. Debt and Financing Arrangements, to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2020 for a description of working capital restrictions and limitations on the payment of dividends.
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

CBIZ, Inc.
(Registrant)

Date:	April 30, 2021	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer