Form 10-Q
period 2021-06-30
CBIZ, Inc.
filed 2021-07-30
CIK 944148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at July 22, 2021
Common Stock, par value $0.01 per share	52,718,918

CBIZ, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$4,677	$4,652
Restricted cash	39,268	23,951
Accounts receivable, net	292,496	216,175
Other current assets	33,310	24,213
Current assets before funds held for clients	369,751	268,991
Funds held for clients	139,420	167,440
Total current assets	509,171	436,431
Non-current assets:
Property and equipment, net	40,069	41,346
Goodwill and other intangible assets, net	807,939	756,750
Assets of deferred compensation plan	142,330	127,332
Operating lease right-of-use assets, net	153,457	147,843
Other non-current assets	3,662	4,052
Total non-current assets	1,147,457	1,077,323
Total assets	$1,656,628	$1,513,754
LIABILITIES
Current liabilities:
Accounts payable	$99,018	$64,119
Income taxes payable	2,397	2,788
Accrued personnel costs	72,917	79,978
Contingent purchase price liabilities	22,407	20,288
Operating lease liabilities	30,880	30,483
Other current liabilities	56,979	13,629
Current liabilities before client fund obligations	284,598	211,285
Client fund obligations	139,166	166,989
Total current liabilities	423,764	378,274
Non-current liabilities:
Bank debt	163,300	108,000
Debt issuance costs	(628)	(808)
Total long-term debt	162,672	107,192
Income taxes payable	1,396	1,775
Deferred income taxes, net	14,399	8,752
Deferred compensation plan obligations	142,330	127,332
Contingent purchase price liabilities	43,780	34,103
Operating lease liabilities	146,087	142,020
Other non-current liabilities	9,868	11,686
Total non-current liabilities	520,532	432,860
Total liabilities	944,296	811,134
STOCKHOLDERS' EQUITY
Common stock	1,349	1,341
Additional paid in capital	757,421	740,970
Retained earnings	616,691	557,875
Treasury stock	(661,772)	(595,297)
Accumulated other comprehensive loss	(1,357)	(2,269)
Total stockholders’ equity	712,332	702,620
Total liabilities and stockholders’ equity	$1,656,628	$1,513,754

See the accompanying notes to the condensed consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$278,648	$236,943	$579,378	$514,398
Operating expenses	236,934	209,016	460,905	408,843
Gross margin	41,714	27,927	118,473	105,555
Corporate general and administrative expenses	13,816	11,160	28,299	21,649
Legal settlement, net	30,468	—	30,468	—
Operating (loss) income	(2,570)	16,767	59,706	83,906
Other income (expense):
Interest expense	(959)	(2,074)	(1,836)	(3,193)
Gain on sale of operations, net	6,385	57	6,385	152
Other income (expense), net	8,373	13,336	13,162	(2,464)
Total other income (expense), net	13,799	11,319	17,711	(5,505)
Income from continuing operations before income tax expense	11,229	28,086	77,417	78,401
Income tax expense	2,616	6,607	18,588	20,060
Income from continuing operations	8,613	21,479	58,829	58,341
Loss from discontinued operations, net of tax	(6)	(11)	(13)	(25)
Net income	$8,607	$21,468	$58,816	$58,316
Earnings per share:
Basic:
Continuing operations	$0.16	$0.40	$1.11	$1.07
Discontinued operations	—	—	—	—
Net income	$0.16	$0.40	$1.11	$1.07
Diluted:
Continuing operations	$0.16	$0.39	$1.09	$1.05
Discontinued operations	—	—	—	—
Net income	$0.16	$0.39	$1.09	$1.05
Basic weighted average shares outstanding	52,874	54,142	53,119	54,356
Diluted weighted average shares outstanding	53,769	55,116	54,109	55,515
Comprehensive income:
Net income	$8,607	$21,468	$58,816	$58,316
Other comprehensive income (loss), net of tax	58	(377)	912	(1,629)
Comprehensive income	$8,665	$21,091	$59,728	$56,687

See the accompanying notes to the condensed consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Totals
March 31, 2021	134,625	81,209	$1,346	$749,207	$608,084	$(629,439)	$(1,415)	$727,783
Net income	—	—	—	—	8,607	—	—	8,607
Other comprehensive income	—	—	—	—	—	—	58	58
Share repurchases	—	919	—	—	—	(30,759)	—	(30,759)
Indirect repurchase of shares for minimum tax withholding	—	45	—	—	—	(1,574)	—	(1,574)
Restricted stock units and awards	34	—	—	—	—	—	—	—
Stock options exercised	96	—	1	1,039	—	—	—	1,040
Stock-based compensation	—	—	—	2,599	—	—	—	2,599
Business acquisitions	137	—	2	4,576	—	—	—	4,578
June 30, 2021	134,892	82,173	$1,349	$757,421	$616,691	$(661,772)	$(1,357)	$712,332

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Totals
March 31, 2020	133,241	78,811	$1,332	$719,616	$516,424	$(565,180)	$(1,932)	$670,260
Net income	—	—	—	—	21,468	—	—	21,468
Other comprehensive loss	—	—	—	—	—	—	(377)	(377)
Share repurchases	—	—	—	—	—	—	—	—
Indirect repurchase of shares for minimum tax withholding	—	70	—	—	—	(1,582)	—	(1,582)
Restricted stock	40		—	—	—	—	—	—
Stock options exercised	211	—	2	2,212	—	—	—	2,214
Stock-based compensation	—	—	—	2,257	—	—	—	2,257
Business acquisitions	44	—	1	979	—	—	—	980
June 30, 2020	133,536	78,881	$1,335	$725,064	$537,892	$(566,762)	$(2,309)	$695,220

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Totals
December 31, 2020	134,144	80,045	$1,341	$740,970	$557,875	$(595,297)	$(2,269)	$702,620
Net income	—	—	—	—	58,816	—	—	58,816
Other comprehensive income	—	—	—	—	—	—	912	912
Share repurchases	—	2,036	—	—	—	(63,438)	—	(63,438)
Indirect repurchase of shares for minimum tax withholding	—	92	—	—	—	(3,037)	—	(3,037)
Restricted stock units and awards	80	—	1	(1)	—	—	—	—
Stock options exercised	493	—	5	5,443	—	—	—	5,448
Stock-based compensation	—	—	—	5,454	—	—	—	5,454
Business acquisitions	175	—	2	5,555	—	—	—	5,557
June 30, 2021	134,892	82,173	$1,349	$757,421	$616,691	$(661,772)	$(1,357)	$712,332

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Totals
December 31, 2019	133,056	77,637	$1,331	$714,704	$479,576	$(535,693)	$(680)	$659,238
Net income	—	—	—	—	58,316	—	—	58,316
Other comprehensive loss	—	—	—	—	—	—	(1,629)	(1,629)
Share repurchases	—	1,147	—	—	—	(29,029)	—	(29,029)
Indirect repurchase of shares for minimum tax withholding	—	97	—	—	—	(2,040)	—	(2,040)
Restricted stock	40	—	—	—	—	—	—	—
Stock options exercised	327	—	3	3,224	—	—	—	3,227
Stock-based compensation	—	—	—	4,280	—	—	—	4,280
Business acquisitions	113	—	1	2,856	—	—	—	2,857
June 30, 2020	133,536	78,881	$1,335	$725,064	$537,892	$(566,762)	$(2,309)	$695,220

See the accompanying notes to the condensed consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$58,816	$58,316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	12,876	11,491
Gain on sale of operations, net	(6,385)	(152)
Bad debt expense, net of recoveries	265	3,234
Adjustment to contingent earnout liability	753	(155)
Stock-based compensation expense	5,454	4,280
Excess tax benefits from share based payment arrangements	(3,368)	(1,427)
Deferred income taxes	5,360	1,129
Other, net	(478)	138
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(69,363)	(47,545)
Other assets	(11,279)	894
Accounts payable	36,574	17,810
Income taxes payable	2,599	19,365
Accrued personnel costs	(7,634)	(19,824)
Other liabilities	42,117	8,014
Operating cash flows provided by continuing operations	66,307	55,568
Operating cash flows used in discontinued operations	(13)	(45)
Net cash provided by operating activities	66,294	55,523
Cash flows from investing activities:
Business acquisitions and purchases of client lists, net of cash acquired	(43,172)	(7,888)
Purchases of client fund investments	(7,900)	(3,447)
Proceeds from the sales and maturities of client fund investments	7,965	25,316
Proceeds from sales of divested operations	9,785	651
Change in funds held for clients	(4,029)	3,125
Additions to property and equipment	(3,258)	(5,306)
Other	472	356
Net cash (used in) provided by investing activities	(40,137)	12,807
Cash flows from financing activities:
Proceeds from bank debt	431,700	440,254
Payment of bank debt	(376,400)	(425,754)
Payment for acquisition of treasury stock	(64,506)	(29,029)
Indirect repurchase of shares for minimum tax withholding	(3,037)	(2,040)
Decrease in client funds obligations	(27,823)	(50,793)
Proceeds from exercise of stock options	5,448	3,227
Payment of contingent consideration for acquisitions	(7,850)	(6,199)
Other, net	(114)	(226)
Net cash used in financing activities	(42,582)	(70,560)
Net decrease in cash, cash equivalents and restricted cash	(16,425)	(2,230)
Cash, cash equivalents and restricted cash at beginning of year	170,335	146,505
Cash, cash equivalents and restricted cash at end of period	$153,910	$144,275

Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$4,677	$9,620
Restricted cash	39,268	42,411
Cash equivalents included in funds held for clients	109,965	92,244
Total cash, cash equivalents and restricted cash	$153,910	$144,275

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
GAAP – United States Generally Accepted Accounting Principles
LIBOR – London Interbank Offered Rate
SEC – United States Securities and Exchange Commission
Description of Business: CBIZ, Inc. is a diversified services company which, acting through its subsidiaries, has been providing professional business services since 1996, primarily to small and medium-sized businesses, as well as individuals, governmental entities, and not-for-profit enterprises throughout the United States and parts of Canada. CBIZ, Inc. manages and reports its operations along three practice groups: Financial Services, Benefits and Insurance Services and National Practices. A further description of products and services offered by each of the practice groups is provided in Note 12, Segment Disclosures, to the accompanying condensed consolidated financial statements.
Basis of Consolidation: The accompanying unaudited condensed consolidated financial statements include the operations of CBIZ, Inc. and all of its wholly-owned subsidiaries (“CBIZ”, the “Company”, “we”, “us”, or “our”), after elimination of all intercompany balances and transactions. These unaudited condensed consolidated financial statements do not reflect the operations or accounts of variable interest entities as the impact is not material to the financial condition, results of operations or cash flows of CBIZ.
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
In the opinion of CBIZ management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2021.
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
Accounting Standards Issued But Not Yet Adopted
Reference Rate Reform: In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU are effective for all entities through December 31, 2022. We are currently evaluating the effect of this new standard on our consolidated financial statements and have not adopted any of the transition relief available under the new guidance as of June 30, 2021.
Subsequently, in January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, which provides optional temporary guidance for entities transitioning away from the LIBOR and other interbank offered rates to new reference rates so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions within Topic 848. This ASU clarifies that the derivative instruments affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions provided in Topic 848. ASU 2021-01 is effective immediately for all entities. Entities may elect to apply the amendments on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. The amendments provided in this ASU do not apply to contract modifications made, as well as new hedging relationships entered into, after December 31, 2022, and to existing hedging relationships evaluated for effectiveness for periods after December 31, 2022, except for certain hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship. We are currently evaluating the effect of this new standard on our consolidated financial statements and have not adopted any of the transition relief available under the new guidance as of June 30, 2021.

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
Accounts receivable, net, at June 30, 2021 and December 31, 2020 were as follows (in thousands):

	June 30, 2021	December 31, 2020
Trade accounts receivable	$213,251	$167,575
Unbilled revenue, at net realizable value	93,950	63,494
Total accounts receivable	307,201	231,069
Allowance for doubtful accounts	(14,705)	(14,894)
Accounts receivable, net	$292,496	$216,175

Changes to the allowance for doubtful accounts for the six months ended June 30, 2021 and twelve months ended December 31, 2020 are as follows (in thousands):

	June 30, 2021	December 31, 2020
Balance at beginning of period	$(14,894)	$(14,379)
Provision	(2,583)	(9,323)
Charge-offs, net of recoveries	2,772	8,808
Allowance for doubtful accounts	$(14,705)	$(14,894)

NOTE 4. DEBT AND FINANCING ARRANGEMENTS
2018 Credit Facility - Our primary financing arrangement is the $400 million unsecured credit facility (the “2018 credit facility” or the “credit facility”), which provides us with the capital necessary to meet our working capital needs as well as the flexibility to continue with our strategic initiatives, including business acquisitions and share repurchases. The 2018 credit facility matures in 2023. The balance outstanding under the 2018 credit facility was $163.3 million and $108.0 million at June 30, 2021 and December 31, 2020, respectively. Effective interest rates, including the impact of interest rate swaps associated with the 2018 credit facility, were as follows:

	Six Months Ended June 30,
	2021	2020
Weighted average rates	1.95%	2.43%
Range of effective rates	1.06% - 3.64%	1.11% - 4.75%

We had approximately $233.4 million of available funds under the credit facility at June 30, 2021, net of outstanding letters of credit of $3.0 million. As of June 30, 2021, we were in compliance with our financial debt covenants.
Other Line of Credit - We have an unsecured $20.0 million line of credit by and among CBIZ Benefits and Insurance, Inc. and Huntington National Bank. We utilize this line to support our short-term funding requirements of payroll client fund obligations due to the investment of client funds, rather than liquidating client funds that have already been invested in available-for-sale securities. The line of credit, which was renewed on August 6, 2020 and will terminate on August 5, 2021, did not have a balance outstanding at June 30, 2021. We intend to renew this line of credit. Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for additional details of our debt and financing arrangements.
Interest Expense - Interest expense, including amortization of deferred financing costs, commitment fees, line of credit fees, and other applicable bank charges, was as follows (in thousands):

	Three Months Ended June 30,
	2021	2020
2018 credit facility	$952	$2,056
Other	7	18
Total	$959	$2,074

	Six Months Ended June 30,
	2021	2020
2018 credit facility	$1,823	$3,157
Other line of credit	—	1
Other	13	35
Total	$1,836	$3,193

NOTE 5. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Guarantees - We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $3.0 million and $1.7 million at June 30, 2021 and December 31, 2020, respectively. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.3 million and $2.2 million at June 30, 2021 and December 31, 2020, respectively.
Legal Proceedings - In 2010, CBIZ, Inc. and its subsidiary, CBIZ MHM, LLC (formerly, CBIZ Accounting, Tax & Advisory Services, LLC) (the “CBIZ Parties”), were named as defendants in lawsuits filed in the U.S. District Court for the District of Arizona and the Superior Court for Maricopa County, Arizona. The federal court case is captioned Robert Facciola, et al v. Greenberg Traurig LLP, et al, and the state court cases are captioned Victims Recovery, LLC v. Greenberg Traurig LLP, et al, Roger Ashkenazi, et al v. Greenberg Traurig LLP, et al, Mary Marsh, et al v. Greenberg Traurig LLP, et al; and ML Liquidating Trust v. Mayer Hoffman McCann, P.C. (“Mayer Hoffman”), et al. Prior to these suits CBIZ MHM, LLC was named as a defendant in Jeffrey C. Stone v. Greenberg Traurig LLP, et al.
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
On September 16, 2016, CBIZ, Inc. and its subsidiary CBIZ Benefits & Insurance Services, Inc. (“CBIZ Benefits”) were named as defendants in a lawsuit filed in the U.S. District Court for the Western District of Pennsylvania. The federal court case is brought by UPMC, d/b/a University of Pittsburgh Medical Center, and a health system it acquired, UPMC Altoona (formerly, Altoona Regional Health System). The lawsuit asserted professional negligence, breach of contract, and negligent misrepresentation claims against CBIZ, CBIZ Benefits and a former employee of CBIZ Benefits in connection with actuarial services provided by CBIZ Benefits. On June 24, 2021, CBIZ settled the case with UPMC. Under the terms of the settlement, CBIZ will pay a total settlement amount of $41.5 million. As a result, we recorded a one-time settlement loss of $30.5 million in the accompanying Condensed Consolidated Statements of Comprehensive Income.

NOTE 6. FINANCIAL INSTRUMENTS
Available-For-Sale Debt Securities - In connection with certain services provided by our payroll operations, we collect funds from our clients’ accounts in advance of paying client obligations. These funds held for clients are segregated and invested in accordance with our investment policy, which requires all investments carry an investment grade rating at the time of initial investment. These investments, primarily consisting of corporate and municipal bonds, are classified as available-for-sale and are included in the “Funds held for clients” line item on the accompanying Condensed Consolidated Balance Sheets. The par value of these investments totaled $24.8 million and $24.9 million at June 30, 2021 and December 31, 2020, respectively, and had maturity or callable dates ranging from July 2021 through November 2025.
At June 30, 2021, unrealized losses on the securities were not material and have not been recognized as a credit loss because the bonds are investment grade quality and management is not required or does not intend to sell prior to an expected recovery in value. The bond issuers continue to make timely principal and interest payments.
The following table summarizes activities related to these investments for the six months ended June 30, 2021 and the twelve months ended December 31, 2020 (in thousands):

	Six Months Ended June 30, 2021	Twelve Months Ended December 31, 2020
Fair value at beginning of period	$25,708	$60,659
Purchases	7,900	3,447
Sales	(5,550)	(22,078)
Maturities and calls	(2,415)	(15,409)
Change in bond premium	591	(857)
Fair market value adjustment	(217)	(54)
Fair value at end of period	$26,017	$25,708
In addition to the available-for-sale debt securities discussed above, we also held other depository assets in the amount of $3.4 million. We did not have any depository items at December 31, 2020. Those depository assets are classified as Level 1 in the fair value hierarchy.
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
During the first quarter of 2021, one interest rate swap expired with a notional value of $10.0 million. As of June 30, 2021, we have three interest rate swaps outstanding. Under the terms of the interest rate swaps, we pay interest at a fixed rate of interest plus applicable margin as stated in the agreement, and receive interest that varies with the one-month LIBOR. The notional value, fixed rate of interest and expiration date of each interest rate swap as of June 30, 2021 was (i) $20.0 million – 1.770% - May 2022, (ii) $15.0 million – 2.640% - June 2023 and (iii) $50.0 million - 0.885% - April 2025. Refer to Note 7, Fair Value Measurements, for additional disclosures regarding fair value measurements.
The following table summarizes our outstanding interest rate swaps and their classification in the accompanying Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Notional Amount	Fair Value	Balance Sheet Location
Interest rate swap	$20,000	$(292)	Other current liability
Interest rate swaps	$65,000	$(859)	Other non-current liabilities

	December 31, 2020
	Notional Amount	Fair Value	Balance Sheet Location
Interest rate swap	$10,000	$(13)	Other current liability
Interest rate swaps	$85,000	$(2,552)	Other non-current liabilities

The following table summarizes the effects of the interest rate swaps on the accompanying Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Gain (Loss) Recognized in AOCL, net of tax		Loss Reclassified from AOCL into Expense
	Three Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
Interest rate swaps	$117	$(1,007)	$(280)	$(350)

	Six Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest rate swaps	$1,078	$(1,660)	$(565)	$(383)

NOTE 7. FAIR VALUE MEASUREMENTS
The following table summarizes our assets and (liabilities) at June 30, 2021 and December 31, 2020, respectively, that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (in thousands):

	Level	June 30, 2021	December 31, 2020
Deferred compensation plan assets	1	$142,330	$127,332
Available-for-sale debt securities	1	26,017	25,708
Deferred compensation plan liabilities	1	(142,330)	(127,332)
Interest rate swaps	2	(1,151)	(2,565)
Contingent purchase price liabilities	3	(66,187)	(54,391)

During the six months ended June 30, 2021 and 2020, there were no transfers between the valuation hierarchy Levels 1, 2 and 3. The following table summarizes the change in Level 3 fair values of our contingent purchase price liabilities for the six months ended June 30, 2021 and 2020 (pre-tax basis) (in thousands):

	2021	2020
Beginning balance – January 1	$(54,391)	$(32,089)
Additions from business acquisitions	(20,124)	(3,385)
Settlement of contingent purchase price liabilities	9,081	7,859
Change in fair value of contingencies	17	497
Change in net present value of contingencies	(770)	(343)
Ending balance – June 30	$(66,187)	$(27,461)

Contingent purchase price liabilities result from our business acquisitions and are recorded at fair value at the time of acquisition and are presented as “Contingent purchase price liabilities — current” and “Contingent purchase price liabilities — non-current” in the accompanying Condensed Consolidated Balance Sheets. We estimate the fair value of our contingent purchase price liabilities using a probability-weighted discounted cash flow model. This fair value measure is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Fair value measurements characterized within Level 3 of the fair value hierarchy are measured based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value.
We probability weight risk-adjusted estimates of future performance of acquired businesses, then calculate the contingent purchase price based on the estimates and discount them to present value representing management’s best estimate of fair value. The fair value of the contingent purchase price liabilities is reassessed quarterly based on assumptions provided by practice group leaders and business unit controllers together with our corporate finance department. Any change in the fair value estimate is recorded in the earnings of that period. Refer to Note 11, Business Combinations, for further discussion of our acquisitions and contingent purchase price liabilities.
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

NOTE 8. OTHER COMPREHENSIVE INCOME (LOSS)
The following table is a summary of other comprehensive income (loss) and discloses the tax impact of each component of other comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net unrealized (loss) gain on available-for-sale securities, net of income taxes (1)	$(55)	$632	$(158)	$45
Net unrealized gain (loss) on interest rate swaps, net of income taxes (2)	117	(1,007)	1,078	(1,660)
Foreign currency translation	(4)	(2)	(8)	(14)
Total other comprehensive income (loss)	$58	$(377)	$912	$(1,629)

(1)Net of income tax benefit of $20 and income tax expense of $228 for the three months ended June 30, 2021 and 2020, respectively, and net of income tax benefit of $59 and income tax expense of $19 for the six months ended June 30, 2021 and 2020, respectively.
(2)Net of income tax expense of $36 and income tax benefit of $324 for the three months ended June 30, 2021 and 2020, respectively, and net of income tax expense of $346 and income tax benefit of $534 for the six months ended June 30, 2021 and 2020, respectively.

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
Compensation expense for stock-based awards recognized during the three and six months ended June 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	$232	$367	$533	$788
Restricted stock units and awards	1,445	1,324	2,826	2,495
Performance share units	922	566	2,095	997
Total stock-based compensation expense	$2,599	$2,257	$5,454	$4,280

Stock Options and Restricted Stock Units and Awards – The following table presents our stock options and restricted stock units and awards activity during the six months ended June 30, 2021 (in thousands, except per share data):

	Stock Options		Restricted Stock Units and Awards
	Number of Options	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant-Date Fair Value (1)
Outstanding at beginning of year	1,820	$15.02	461	$21.03
Granted	—	$—	174	$28.62
Exercised or released	(493)	$11.05	(246)	$20.00
Expired or canceled	—	$—	—	$—
Outstanding at June 30, 2021	1,327	$16.50	389	$25.07
Exercisable at June 30, 2021	1,179	$16.13

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
The following table presents our PSU award activity during the six months ended June 30, 2021 (in thousands, except per share data):

	Performance Share Units	Weighted Average Grant-Date Fair Value Per Unit (1)
Outstanding at beginning of year	307	$22.18
Granted	140	$27.56
Vested	—	$—
Adjustments for performance results	—	$—
Canceled	—	$—
Outstanding at June 30, 2021	447	$23.86
(1)Represents weighted average market value of the performance share units; PSUs are granted at no cost to the recipients.

NOTE 10. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the three and six months ended June 30, 2021 and 2020 (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Income from continuing operations	$8,613	$21,479	$58,829	$58,341
Denominator:
Basic
Weighted average common shares outstanding	52,874	54,142	53,119	54,356
Diluted
Stock options (1)	676	760	733	869
Restricted stock awards (1)	182	146	220	222
Contingent shares (2)	37	68	37	68
Diluted weighted average common shares outstanding (3)	53,769	55,116	54,109	55,515
Basic earnings per share from continuing operations	$0.16	$0.40	$1.11	$1.07
Diluted earnings per share from continuing operations	$0.16	$0.39	$1.09	$1.05

(1)A total of 5 thousand stock-based awards were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2021. We didn't exclude any stock-based awards from the calculation of diluted earnings per share for the three months ended June 30, 2021, as their effect was dilutive. A total of 400 thousand and 400 thousand stock-based awards were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2020, respectively, as their effect would be anti-dilutive.
(2)Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by us once future considerations have been met. Refer to Note 11, Business Combinations, for further details.
(3)The denominator used in calculating diluted earnings per share did not include 447 thousand performance share units for both the three and six months ended June 30, 2021, and the denominator used in calculating diluted earnings per share did not include 324 thousand performance share units for both the three and six months ended June 30, 2020. The performance conditions associated with these performance share units were not met and consequently none of these performance share units were considered as issuable for the three and six months ended June 30, 2021 and 2020.

NOTE 11. BUSINESS COMBINATIONS
Business Combinations
During the six months ended June 30, 2021, we completed the following acquisitions:
•Effective January 1, 2021, we acquired substantially all the assets of Middle Market Advisory Group (“MMA”). MMA, based in Englewood, Colorado, is a provider of tax compliance and consulting services to middle market companies and family groups in the real estate, automotive, technology and SAAS, construction, and manufacturing industries. Operating results are reported in the Financial Services practice group.
•Effective April 1, 2021, we acquired substantially all the assets of Wright Retirement Services, LLC ("Wright"). Wright, located in Valdosta, Georgia, specializes in third party administration services for retirement plan sponsors. Operating results are reported in the Benefits and Insurance practice group.

•Effective May 1, 2021, we acquired substantially all of the non-attest assets of Bernston Porter & Company, PLLC ("BP"). BP, based in Bellevue, Washington is a provider of comprehensive accounting and financial consulting services including tax, forensic, economic and valuation services and transaction services to a wide range of industries with specialities including construction, real estate, hospitality, manufacturing and technology. Operating results are reported in the Financial Services practice group.
•Effective June 1, 2021, we acquired all of the issued and outstanding membership interests of Schramm Health Partners, LLC dba Optumas ("Optumas"). Optumas, based in Scottsdale, Arizona, is a provider of actuarial services to state government health care agencies to assist in the administration of Medicaid programs. Operating results are reported in the Financial Services practice group.
During the six months ended June 30, 2020, we completed the following acquisitions:
•Effective February 1, 2020, we acquired substantially all the assets of Alliance Insurance Services, Inc., a provider of insurance and advisory services based in Washington, DC. Operating results are reported in the Benefits and Insurance Services practice group.
•Effective February 1, 2020, we acquired substantially all the assets of Pension Dynamics Company, LLC, a full-service retirement and benefits plan advisor based in Pleasant Hill, California. Operating results are reported in the Benefits and Insurance Services practice group.
•Effective February 1, 2020, we acquired substantially all the assets of Sunshine Systems, a payroll solutions provider based in Massachusetts. Operating results are reported in the Benefits and Insurance Services practice group.
Aggregated annualized revenue is estimated to be approximately $41.9 million and $6.1 million from the aforementioned 2021 and 2020 acquisitions, respectively. Aggregated annualized income before tax is estimated to be approximately $6.1 million and $1.5 million from the aforementioned 2021 and 2020 acquisitions, respectively. Pro forma results of operations for these acquisitions have not been presented because the effects of these acquisitions were not material, either individually or in aggregate, to our total revenue, income from continuing operations, and net income for the three and six months ended June 30, 2021 and 2020, respectively.

The following table summarizes the aggregated consideration and preliminary purchase price allocation for the acquisitions completed during the six months ended June 30, 2021 and 2020, respectively (in thousands):

	2021	2020
Common Stock Issued (number)	122	33
Common Stock Value	$4,060	$885
Cash Paid	43,104	9,443
Other Payable	—	59
Recorded Contingent Consideration	20,124	4,670
Total Recorded Purchase Price	$67,288	$15,057
Identifiable Intangible Assets Acquired	$22,393	$3,629
Other Assets Acquired, net	5,878	270
Goodwill	39,017	11,158
Total Net Assets Acquired	$67,288	$15,057
Maximum Potential Contingent Consideration	$21,115	$6,202
Provisional estimates of fair value are established at the time of each acquisition and are subsequently reviewed within the first year of operations subsequent to the acquisition date to determine the necessity for adjustments. Fair value estimates were provisional for some of the 2021 acquisitions as of June 30, 2021, primarily related to the value established for certain identifiable intangible assets and contingent purchase price consideration associated with those acquisitions.

The following table summarizes the aggregated goodwill and intangible asset amounts resulting from those acquisitions for the six months ended June 30, 2021 and 2020, respectively (in thousands):

	Six Months Ended June 30,
	2021		2020
	Financial Services	Benefit & Insurance	Financial Services	Benefit & Insurance
Goodwill	$37,222	$1,795	$—	$11,158
Client List	20,220	1,290	—	3,430
Other Intangibles	837	46	—	199
Total	$58,279	$3,131	$—	$14,787

Goodwill is calculated as the difference between the aggregated purchase price and the fair value of the net assets acquired. Goodwill represents the value of expected future earnings and cash flows, as well as the synergies created by the integration of the new business within our organization, including cross-selling opportunities expected with our Financial Services practice group and the Benefits and Insurance Services practice group, to help strengthen our existing service offerings and expand our market position. Client lists have an expected life of 10 years, and other intangibles, primarily non-compete agreements, have an expected life of 3 years.
The following table summarizes the changes in contingent purchase price consideration for previous acquisitions and continent payments made for previous business acquisitions in the three and six months ended June 30, 2021 and 2020, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Expense (Income)	$93	$530	$753	$(154)
Cash Settlement Paid	$6,122	$3,485	$7,584	$5,886
Shares Issued (number)	16	44	53	81

Divestitures
Divested operations and assets that do not qualify for the treatment as discontinued operations are recorded as “gain on sale of operations, net” in the accompanying Condensed Consolidated Statements of Comprehensive Income. During the six months ended June 30, 2021, we sold one business for $9.7 million in the Benefit and Insurance practice group and recorded a gain of $6.4 million.

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
Risk & Advisory Services

Corporate and Other - Included in “Corporate and Other” are operating expenses that are not directly allocated to the individual business units. These expenses primarily consist of certain health care costs, gains or losses attributable to assets held in our non-qualified deferred compensation plan, stock-based compensation, consolidation and integration charges, certain professional fees, certain advertising costs and other various expenses.
Accounting policies of the practice groups are the same as those described in Note 1, Basis of Presentation and Significant Accounting Policies, to the Annual Report on Form 10-K for the year ended December 31, 2020. Upon consolidation, intercompany accounts and transactions are eliminated, thus inter-segment revenue is not included in the measure of profit or loss for the practice groups. Performance of the practice groups is evaluated on income (loss) from continuing operations before income tax expense (benefit) excluding those costs listed above, which are reported as “Corporate and Other”.
Segment information for the three and six months ended June 30, 2021 and 2020 is presented below. We do not manage our assets on a segment basis, therefore segment assets are not presented below.
The following table disaggregates our revenue by source (in thousands):

	Three Months Ended June 30, 2021
	Financial Services	Benefits & Insurance	National Practices	Consolidated
Accounting, tax, advisory and consulting	$186,589	—	—	$186,589
Core benefits and insurance services	—	79,288	—	79,288
Non-core benefits and insurance services	—	3,332	—	3,332
Managed networking, hardware services	—	—	6,969	6,969
National practices consulting	—	—	2,470	2,470
Total revenue	$186,589	$82,620	$9,439	$278,648

	Three Months Ended June 30, 2020
	Financial Services	Benefits & Insurance	National Practices	Consolidated
Accounting, tax, advisory and consulting	$154,083	—	—	$154,083
Core benefits and insurance services	—	71,393	—	71,393
Non-core benefits and insurance services	—	2,547	—	2,547
Managed networking, hardware services	—	—	6,581	6,581
National practices consulting	—	—	2,339	2,339
Total revenue	$154,083	$73,940	$8,920	$236,943

	Six Months Ended June 30, 2021
	Financial Services	Benefits & Insurance	National Practices	Consolidated
Accounting, tax, advisory and consulting	$390,738	—	—	$390,738
Core Benefits and Insurance Services	—	163,358	—	163,358
Non-core Benefits and Insurance Services	—	6,501	—	6,501
Managed networking, hardware services	—	—	13,864	13,864
National Practices consulting	—	—	4,917	4,917
Total revenue	$390,738	$169,859	$18,781	$579,378

	Six Months Ended June 30, 2020
	Financial Services	Benefits & Insurance	National Practices	Consolidated
Accounting, tax, advisory and consulting	$342,860	—	—	$342,860
Core Benefits and Insurance Services	—	147,865	—	147,865
Non-core Benefits and Insurance Services	—	5,687	—	5,687
Managed networking, hardware services	—	—	13,156	13,156
National Practices consulting	—	—	4,830	4,830
Total revenue	$342,860	$153,552	$17,986	$514,398

Segment information for the three months ended June 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended June 30, 2021
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$186,589	$82,620	$9,439	$—	$278,648
Operating expenses	150,920	67,776	8,487	9,751	236,934
Gross margin	35,669	14,844	952	(9,751)	41,714
Corporate general and administrative expenses	—	—	—	13,816	13,816
Legal settlement, net	—	—	—	30,468	30,468
Operating income (loss)	35,669	14,844	952	(54,035)	(2,570)
Other income (expense):
Interest expense	—	—	—	(959)	(959)
Gain on sale of operations, net	—	6,385	—	—	6,385
Other income, net	194	698	—	7,481	8,373
Total other income, net	194	7,083	—	6,522	13,799
Income (loss) from continuing operations before income tax expense	$35,863	$21,927	$952	$(47,513)	$11,229

	Three Months Ended June 30, 2020
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$154,083	$73,940	$8,920	$—	$236,943
Operating expenses	127,417	61,283	7,990	12,326	209,016
Gross margin	26,666	12,657	930	(12,326)	27,927
Corporate general and administrative expenses	—	—	—	11,160	11,160
Operating income (loss)	26,666	12,657	930	(23,486)	16,767
Other income (expense):
Interest expense	—	(9)	—	(2,065)	(2,074)
Gain on sale of operations, net	11	46	—	—	57
Other income, net	27	130	—	13,179	13,336
Total other income, net	38	167	—	11,114	11,319
Income (loss) from continuing operations before income tax expense	$26,704	$12,824	$930	$(12,372)	$28,086

Segment information for the six months ended June 30, 2021 and 2020 was as follows (in thousands):

	Six Months Ended June 30, 2021
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$390,738	$169,859	$18,781	$—	$579,378
Operating expenses	292,666	134,709	17,028	16,502	460,905
Gross margin	98,072	35,150	1,753	(16,502)	118,473
Corporate general and administrative expenses	—	—	—	28,299	28,299
Legal settlement, net	—	—	—	30,468	30,468
Operating income (loss)	98,072	35,150	1,753	(75,269)	59,706
Other income:
Interest expense	—	—	—	(1,836)	(1,836)
Gain on sale of operations, net	—	6,385	—	—	6,385
Other income, net	292	872	—	11,998	13,162
Total other income, net	292	7,257	—	10,162	17,711
Income (loss) from continuing operations before income tax expense	$98,364	$42,407	$1,753	$(65,107)	$77,417

	Six Months Ended June 30, 2020
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$342,860	$153,552	$17,986	$—	$514,398
Operating expenses	266,015	126,506	16,273	49	408,843
Gross margin	76,845	27,046	1,713	(49)	105,555
Corporate general and administrative expenses	—	—	—	21,649	21,649
Operating income (loss)	76,845	27,046	1,713	(21,698)	83,906
Other (expense) income:
Interest expense	—	(20)	—	(3,173)	(3,193)
Gain on sale of operations, net	51	101	—	—	152
Other income (expense), net	46	226	1	(2,737)	(2,464)
Total other income (expense), net	97	307	1	(5,910)	(5,505)
Income (loss) from continuing operations before income tax expense	$76,942	$27,353	$1,714	$(27,608)	$78,401

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we”, “us”, “our”, "CBIZ" or the "Company" shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.
The following discussion is intended to assist in the understanding of our financial position at June 30, 2021 and December 31, 2020, results of operations for the three and six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020, and should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2020. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2020.
OVERVIEW
We provide professional business services, products and solutions that help our clients grow and succeed by better managing their finances and employees. These services are provided to businesses of various sizes, as well as individuals, governmental entities and not-for-profit enterprises throughout the United States and parts of Canada. We deliver integrated services through three practice groups: Financial Services, Benefits and Insurance Services, and National Practices. Refer to Note 12, Segment Disclosures, to the accompanying condensed consolidated financial statements for a general description of services provided by each practice group.
Refer to the Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion of our business and strategies, as well as the external relationships and regulatory factors that currently impact our operations.
EXECUTIVE SUMMARY
Revenue for the three months ended June 30, 2021 increased by $41.7 million, or 17.6%, to $278.6 million from $236.9 million for the same period in 2020. Same-unit revenue increased by approximately $24.8 million, or 10.5%. Revenue from newly acquired operations, net of divestitures, contributed $16.9 million, or 7.1%, of incremental revenue for the three months ended June 30, 2021 as compared to the same period in 2020.
Revenue for the six months ended June 30, 2021 increased by $65.0 million, or 12.6%, to $579.4 million from $514.4 million for the same period in 2020.Same-unit revenue increased by approximately $34.8 million, or 6.8%. Revenue from newly acquired operations, net of divestitures, contributed $30.2 million, or 5.9%, of incremental revenue for the six months ended June 30, 2021 as compared to the same period in 2020. A detailed discussion of revenue by practice group is included under "Operating Practice Groups".
Income from continuing operations was $8.6 million, or $0.16 per diluted share, in the second quarter of 2021, compared to $21.5 million, or $0.39 per diluted share, in the second quarter of 2020. For the first half of 2021, income from continuing operations was $58.8 million, or $1.09 per diluted share, compared to $58.3 million, or $1.05 per diluted share, for the same period in 2020. Refer to “Results of Operations – Continuing Operations” for a detailed discussion of the components of income from continuing operations.
Strategic Use of Capital
Our first priority for use of capital is to make strategic acquisitions. We also have the financing flexibility and the capacity to actively repurchase shares of our common stock. We believe that repurchasing shares of our common stock can be a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our stockholders. We have completed four acquisitions for $43.1 million in cash and $4.1 million in our common stock. We also repurchased 2.1 million shares of our common stock at a total cost of approximately $66.5 million in the first half of 2021. Refer to Note 11, Business Combinations, to the accompanying condensed consolidated financial statements for further discussion on acquisitions.
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
RESULTS OF OPERATIONS – CONTINUING OPERATIONS
Revenue
The following tables summarize total revenue for the three and six months ended June 30, 2021 and 2020 (in thousands except percentages).

	Three Months Ended June 30,
	2021	% of Total	2020	% of Total	$ Change	% Change
Financial Services	$186,589	67.0%	$154,083	65.0%	$32,506	21.1%
Benefits and Insurance Services	82,620	29.7%	73,940	31.2%	8,680	11.7%
National Practices	9,439	3.3%	8,920	3.8%	519	5.8%
Total CBIZ	$278,648	100.0%	$236,943	100.0%	$41,705	17.6%

	Six Months Ended June 30,
	2021	% of Total	2020	% of Total	$ Change	% Change
Financial Services	$390,738	67.4%	$342,860	66.6%	$47,878	14.0%
Benefits and Insurance Services	169,859	29.3%	153,552	29.9%	16,307	10.6%
National Practices	18,781	3.3%	17,986	3.5%	795	4.4%
Total CBIZ	$579,378	100.0%	$514,398	100%	$64,980	12.6%
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
Operating Expenses

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(In thousands, except percentages)
Operating expenses	$236,934	$209,016	$27,918	13.4%
Operating expenses % of revenue	85.0%	88.2%
Operating expenses excluding deferred compensation	$230,173	$196,784	$33,389	17.0%
Operating expenses excluding deferred compensation % of revenue	82.6%	83.1%

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(In thousands, except percentages)
Operating expenses	$460,905	$408,843	$52,062	12.7%
Operating expenses % of revenue	79.6%	79.5%
Operating expenses excluding deferred compensation	$449,528	$411,411	$38,117	9.3%
Operating expenses excluding deferred compensation % of revenue	77.6%	80.0%

Three months ended June 30, 2021 compared to June 30, 2020. Total operating expenses for the second quarter of 2021 increased by $27.9 million, or 13.4%, to $236.9 million as compared to $209.0 million in the second quarter of 2020. The non-qualified deferred compensation plan increased operating expenses by $6.8 million in the second quarter of 2021, and by $12.2 million during the same period in 2020. Excluding the non-qualified deferred compensation expenses, operating expenses would have been $230.2 million and $196.8 million, or 82.6% and 83.1%% of revenue, for the second quarter of 2021 and 2020, respectively.

The majority of our operating expenses relate to personnel costs, which includes (i) salaries and benefits, (ii) commissions paid to producers, (iii) incentive compensation, and (iv) stock-based compensation. Excluding the impact of deferred compensation, operating expense increased during the second quarter of 2021 as compared to the same period in 2020, primarily driven by $27.5 million higher personnel costs, $1.5 million higher travel and entertainment costs, $1.0 million higher marketing expenses, as well as $3.0 million higher other discretionary spending. Personnel costs are discussed in further detail under “Operating Practice Groups”.

Six months ended June 30, 2021 compared to June 30, 2020. Total operating expenses for the six months ended June 30, 2021 increased by $52.1 million, or 12.7%, to $460.9 million as compared to $408.8 million in the same period of 2020. The non-qualified deferred compensation plan added $11.4 million of expenses for the six months ended June 30, 2021, but decreased operating expenses by $2.6 million during the same period in 2020. Excluding the impact of deferred compensation, operating expense increase was primarily attributed to personnel costs increase of $41.1 million, offset by $4.1 million lower travel and entertainment costs, and $3.0 million lower bad debt expense. Other discretionary spending increased approximately $4.0 million to support business activities.
Corporate General & Administrative (“G&A”) Expenses

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(In thousands, except percentages)
G&A expenses	$13,816	$11,161	$2,655	23.8%
G&A expenses % of revenue	5.0%	4.7%
G&A expenses excluding deferred compensation	$12,966	$9,687	$3,279	33.8%
G&A expenses excluding deferred compensation % of revenue	4.7%	4.1%

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(In thousands, except percentages)
G&A expenses	$28,299	$21,649	$6,650	30.7%
G&A expenses % of revenue	4.9%	4.2%
G&A expenses excluding deferred compensation	$26,953	$21,979	$4,974	22.6%
G&A expenses excluding deferred compensation % of revenue	4.7%	4.3%

Three months ended June 30, 2021 compared to June 30, 2020. The increase in G&A expenses excluding deferred compensation is primarily due to higher personnel costs of $2.3 million and $0.8 million higher expense for professional services.

Six months ended June 30, 2021 compared to June 30, 2020. The increase in G&A expenses excluding deferred compensation is primarily due to higher personnel costs of $3.7 million and $1.2 million higher expenses for professional services.
Legal Settlement, net
Three and six months ended June 30, 2021 compared with June 30, 2020. On June 24, 2021, we reached a settlement agreement with University of Pittsburgh Medical Center (UPMC) pertaining a lawsuit filed in the U.S. District Court for the Western District of Pennsylvania. Under the terms of the settlement agreement, we will pay a total settlement amount of $41.5 million, the impact of which will be mitigated by available errors and omissions insurance proceeds. As a result, we recorded a settlement loss of $30.5 million for the three and six months ended June 30, 2021.
Other Income (Expense), Net

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(In thousands, except percentages)
Interest expense	$(959)	$(2,074)	$1,115	(53.8)%
Gain on sale of operations, net	6,385	57	6,328	N/M
Other income, net (1)	8,373	13,336	(4,963)	(37.2)%
Total other income, net	$13,799	$11,319	$2,480	N/M

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(In thousands, except percentages)
Interest expense	$(1,836)	$(3,193)	$1,357	(42.5)%
Gain on sale of operations, net	6,385	152	6,233	N/M
Other income (expense), net (2)	13,162	(2,464)	15,626	N/M
Total other income (expense), net	$17,711	$(5,505)	$23,216	N/M

(1) Other income, net includes a net gain of $7.6 million in the second quarter of 2021, compared to a net gain of $13.7 million for the same period in 2020, associated with the value of investments held in a rabbi trust related to the deferred compensation plan. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan are offset by a corresponding increase or decrease to compensation expense, which is recorded as “Operating expenses” and “G&A expenses.” The deferred compensation plan has no impact on “Income from continuing operations before income tax expense” or diluted earnings per share from continuing operations.

(2) Other income (expense), net includes a net gain of $12.7 million during the six months ended June 30, 2021, compared to a net loss of $2.9 million for the same period in 2020, associated with the value of investments held in a rabbi trust related to the deferred compensation plan. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan are offset by a corresponding increase or decrease to compensation expense, which is recorded as “Operating expenses” and “G&A expenses.” The deferred compensation plan has no impact on “Income from continuing operations before income tax expense” or diluted earnings per share from continuing operations.
Interest Expense
Three and six months ended June 30, 2021 compared with June 30, 2020. Our primary financing arrangement is the 2018 credit facility. During the three months ended June 30, 2021, our average debt balance and interest rate was $164.6 million and 1.95%, compared to $260.8 million and 2.39% for the same period of 2020. During the six months ended June 30, 2021, our average debt balance and interest rate was $146.5 million and 1.95% compared to $203.0 million and 2.43% for the same period of 2020. The decrease in interest expense for the three and six months ended June 30, 2021 as compared to the same periods in 2020 was primarily driven by lower average debt balances. Our indebtedness is further discussed in Note 4, Debt and Financing Arrangements, to the accompanying condensed consolidated financial statements.
Gain on Sale of Operations, Net
Three and six months ended June 30, 2021 compared with June 30, 2020. We sold a small book of business and a business unit in the Benefits and Insurance practice group during the first half of 2021. Total proceeds from the sales were $9.8 million. Net gain from the sale was approximately $6.4 million.
Other Income (Expense), Net
Three and six months ended June 30, 2021 compared with June 30, 2020. For the second quarter of 2021, other income, net includes a net gain of $7.6 million associated with the non-qualified deferred compensation plan. For the same period in 2020, other income, net includes a net gain of $13.7 million associated with the non-qualified deferred compensation plan.
For the first half of 2021, other income (expense), net, includes a net gain of $12.7 million associated with the non-qualified deferred compensation plan. For the same period in 2020, other income (expense), net, includes a net loss of $2.9 million associated with the non-qualified deferred compensation plan.
Income Tax Expense

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(In thousands, except percentages)
Income tax expense	$2,616	$6,607	$(3,991)	(60.4)%
Effective tax rate	23.3%	23.5%

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(In thousands, except percentages)
Income tax expense	$18,588	$20,060	$(1,472)	(7.3)%
Effective tax rate	24.0%	25.6%
Three and six months ended June 30, 2021 compared with June 30, 2020. The effective tax rate for the second quarter of 2021 was 23.3%, compared to an effective tax rate of 23.5% for the comparable period in 2020. The effective tax rate for the first half of 2021 was 24.0%, compared to an effective tax rate of 25.6% for the same period in 2020. The decrease in the effective tax rate year over year was primarily due to a larger tax benefit recognized in the current year related to stock-based compensation.

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

Financial Services

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$173,755	$153,402	$20,353	13.3%
Acquired businesses	12,834	—	12,834
Divested operations	—	681	(681)
Total revenue	$186,589	$154,083	$32,506	21.1%
Operating expenses	150,920	127,417	23,503	18.4%
Gross margin	$35,669	$26,666	$9,003	33.8%
Gross margin percent	19.1%	17.3%

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$369,754	$340,922	$28,832	8.5%
Acquired businesses	20,984	—	20,984
Divested operations	—	1,938	(1,938)
Total revenue	$390,738	$342,860	$47,878	14.0%
Operating expenses	292,666	266,015	26,651	10.0%
Gross margin	$98,072	$76,845	$21,227	27.6%
Gross margin percent	25.1%	22.4%

Three months ended June 30, 2021 compared to June 30, 2020
Revenue
The Financial Services practice group revenue for the three months ended June 30, 2021 grew by 21.1% to $186.6 million from $154.1 million during the same period in 2020. Same-unit revenue grew by $20.4 million, or 13.3%, across all service lines, primarily driven by those units that provide traditional accounting and tax-related services, which increased $10.3 million, and those units that provide project-oriented advisory services, which increased by $8.0 million, as well as moderate growth of $1.9 million in government healthcare compliance business. The impact of acquired businesses, net of divestitures, contributed $12.2 million, or 6.5% of 2021 revenue.
We provide a range of services to affiliated CPA firms under joint referral and administrative service agreements (“ASAs”). Fees earned under the ASAs are recorded as revenue in the accompanying Condensed Consolidated Statements of Comprehensive Income and were approximately $45.2 million and $39.7 million for the three months ended June 30, 2021 and 2020, respectively.
Operating Expenses
Operating expenses increased by $23.5 million, or 18.4%, as compared to the same period last year. The increase in operating expense was primarily attributed to higher personnel costs of $20.8 million, or 13.8%, with acquisitions contributing approximately $8.9 million to the increase in personnel costs. In addition, travel and entertainment, professional services, and other discretionary spending increased by approximately $1.7 million. The increase in personnel costs was offset by $0.5 million lower bad debt expense. Operating expense as a percentage of revenue decreased to 80.9% for the quarter ended June 30, 2021 from 82.7% of revenue for the prior year quarter.

Six months ended June 30, 2021 compared to June 30, 2020
Revenue
Revenue for the six months ended June 30, 2021 grew by 14.0% to $390.7 million from $342.9 million during the same period in 2020. Same-unit revenue grew by $28.8 million, or 8.5%, across all service lines, primarily driven by those units that provide traditional accounting and tax-related services, which increased $18.2 million, and those units that provide project-oriented advisory services, which increased by $7.0 million, as well as an increase of $3.3 million in government healthcare compliance business. The impact of acquired businesses, net of divestitures, contributed $19.0 million, or 4.9% of 2021 revenue.
Fees earned under the ASAs, as described above, were approximately $100.0 million and $92.4 million for the six months ended June 30, 2021 and 2020, respectively.
Operating Expenses
Operating expenses increased by $26.7 million, or 10.0%, as compared to the same period last year. The increase in operating expenses was primarily attributed to higher personnel costs of $31.1 million, or 10.6%, with acquisitions contributing approximately $13.1 million to the increase in personnel costs. The increase in personnel costs was offset by $2.0 million lower travel and entertainment spending and $2.8 million lower bad debt expense. In the first half of 2020, due to the COVID-19 pandemic, we recorded bad debt expense of $2.0 million, which did not recur in 2021. Operating expense as a percentage of revenue decreased to 74.9% during the six months ended June 30, 2021 from 77.6% of revenue during the same period in 2020.
Benefits and Insurance Services

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$77,574	$73,677	$3,897	5.3%
Acquired businesses	5,046	—	5,046
Divested operations	—	263	(263)
Total revenue	$82,620	$73,940	$8,680	11.7%
Operating expenses	67,776	61,283	6,493	10.6%
Gross margin	$14,844	$12,657	$2,187	17.3%
Gross margin percent	18.0%	17.1%

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$158,250	$153,110	$5,140	3.4%
Acquired businesses	11,609		11,609
Divested operations	—	442	(442)
Total revenue	$169,859	$153,552	$16,307	10.6%
Operating expenses	134,709	126,506	8,203	6.5%
Gross margin	$35,150	$27,046	$8,104	30.0%
Gross margin percent	20.7%	17.6%

Three months ended June 30, 2021 compared to June 30, 2020
Revenue
The Benefits and Insurance Services practice group revenue increased by $8.7 million, or 11.7%, to $82.6 million during the three months ended June 30, 2021 compared to $73.9 million for the same period in 2020. The increase was primarily driven by the property and casualty and human capital management service lines as well as growth in our project based services. Acquired businesses, net of divestitures, contributed $4.8 million in incremental revenue for the three months ended June 30, 2021. Same-unit revenue increased by $3.9 million, or 5.3% when compared to the same period in 2020.
Operating Expenses

Operating expenses increased by $6.5 million, or 10.6%, when compared to the same period last year. The increase in operating expense was mostly attributable to higher personnel costs of $4.3 million, or 6.3%, primarily related to acquired businesses, which contributed $3.3 million of the increase in personnel costs. In addition, travel and entertainment and other discretionary spending increased by $1.4 million to support increased business activities. Operating expense as a percentage of revenue decreased to 82.0% for the quarter ended June 30, 2021 from 82.9% of revenue for the same period in 2020.
Six months ended June 30, 2021 compared to June 30, 2020
Revenue
The Benefits and Insurance Services practice group revenue increased by $16.3 million, or 10.6%, to $169.9 million during the six months ended June 30, 2021 compared to $153.6 million for the same period in 2020, primarily driven by acquired businesses, net of divestitures, which contributed $11.2 million in incremental revenue. Same-unit revenue increased by $5.1 million, or 3.4% when compared to the same period in 2020, primarily driven by growth property and casualty, employee benefits, and human capital management service lines as well as our project based services.
Operating Expenses
Operating expenses increased by $8.2 million, or 6.5%, when compared to the same period last year. The increase in operating expense was mostly attributable to higher personnel costs of $7.2 million, or 5.3%, primarily related to acquired businesses, which contributed $6.6 million of the increase in personnel costs, as well as $1.2 million in other discretionary spending to support increased business activities. The increase in personnel costs was offset by $1.0 million lower travel and entertainment spending. Operating expense as a percentage of revenue decreased to 79.3% during the six months ended June 30, 2021 from 82.4% of revenue for the same period in 2020.
National Practices

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$9,439	$8,920	$519	5.8%
Operating expenses	8,487	7,990	497	6.2%
Gross margin	$952	$930	$22	2.4%
Gross margin percent	10.1%	10.4%

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$18,781	$17,986	$795	4.4%
Operating expenses	17,028	16,273	755	4.6%
Gross margin	$1,753	$1,713	$40	2.3%
Gross margin percent	9.3%	9.5%

Three and six months ended June 30, 2021 compared with June 30, 2020
Revenue and Operating Expenses
The National Practices group is primarily driven by a cost-plus contract with a single client, which has existed since 1999. The cost-plus contract is a five-year contract with the most recent renewal through December 31, 2023. Revenues from this single client accounted for approximately 75% of the National Practice group’s revenue. During the three and six months ended June 30, 2021, revenue increased by $0.5 million, or 5.8%, and increased by $0.8 million, or 4.4%, respectively, while operating expenses increased by $0.5 million, or 6.2%, and increased by $0.8 million, or 4.6%, respectively.
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
Accounts receivable balances increase in response to the first six months revenue generated by the Financial Services practice group. A significant amount of this revenue is billed and collected in subsequent quarters. Days sales outstanding (“DSO”) from continuing operations represent accounts receivable and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve months daily revenue. We provide DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of our ability to collect on receivables in a timely manner. DSO was 84 days and 87 days at June 30, 2021 and 2020, respectively. DSO at December 31, 2020 was 72 days.
The following table presents selected cash flow information (in thousands). For additional details, refer to the accompanying Condensed Consolidated Statements of Cash Flows.

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$66,294	$55,523
Net cash (used in) provided by investing activities	(40,137)	12,807
Net cash used in financing activities	(42,582)	(70,560)
Net decrease in cash, cash equivalents and restricted cash	$(16,425)	$(2,230)

Operating Activities- Cash provided by operating activities was $66.3 million during the six months ended June 30, 2021 and primarily due to net income of $58.8 million and certain non-cash items, such as depreciation and amortization expense of $12.9 million, deferred income tax of $5.4 million, and stock-based compensation expense of $5.5 million. The cash inflow was offset by working capital use of $7.0 million. Cash provided by operating activities was $55.5 million during the six months ended June 30, 2020 primarily due to $58.3 million of net income and certain non-cash items, such as depreciation and amortization expense, totaling $18.5 million. This cash inflow was offset by $21.3 million cash used to fund working capital needs.
Investing Activities - Cash used in investing activities during the six months ended June 30, 2021 was $40.1 million and consisted primarily of $43.2 million used for business acquisitions, $3.3 million in capital expenditures, and $4.0 million net activity related to funds held for clients. The use of cash was offset by other investing activities, such as proceeds from sales of divested operations of $9.8 million. Cash provided by investing activities during the six months ended June 30, 2020 consisted primarily of proceeds from the sales and maturities of client fund investments of $25.3 million and a net increase in funds held for clients of $3.1 million. This was offset by net cash used in investing activities for business acquisitions of $7.9 million, purchases of client fund investments of $3.4 million and capital expenditures of $5.3 million.
The balances in funds held for clients and client fund obligations can fluctuate with the timing of cash receipts and the related cash payments. The nature of these accounts is further described in Note 1, Organization and Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Financing Activities - Cash used in financing activities during the six months ended June 30, 2021 was $42.6 million and primarily consisted of $64.5 million in share repurchases, $27.8 million net decrease in client fund obligations, and $7.9 million in contingent consideration payments related to prior acquisitions. The use of cash was partially offset by $55.3 million in net proceeds from additional borrowings under our 2018 credit facility and $5.4 million proceeds from exercise of stock options during the six months ended June 30, 2021. Cash used in financing activities during the six months ended June 30, 2020 primarily consisted of $50.8 million net decrease in client fund obligations, $31.1 million used to repurchase our common stock, as well as $6.2 million in contingent consideration payments related to prior acquisitions, partially offset by $14.5 million in net proceeds from additional borrowings under our 2018 credit facility.
CAPITAL RESOURCES
Credit Facility - At June 30, 2021, we had $163.3 million outstanding under the 2018 credit facility as well as letters of credit and performance guarantees totaling $5.3 million. Available funds under the 2018 credit facility, based on the terms of the commitment, were approximately $233.4 million at June 30, 2021. The weighted average interest rate under the 2018 credit facility was 1.95% in the first half of 2021, compared to 2.43% for the same period in 2020. The 2018 credit facility allows for the allocation of funds for future strategic initiatives, including acquisitions and the repurchase of our common stock, subject to the terms and conditions of the 2018 credit facility.
Debt Covenant Compliance - We are required to meet certain financial covenants with respect to (i) total leverage ratio and (ii) a minimum fixed charge coverage ratio. We are in compliance with our financial covenants as of June 30, 2021. Our ability to service our debt and to fund future strategic initiatives will depend upon our ability to generate cash in the future. For further discussion regarding our 2018 credit facility and debt, refer to Note 4, Debt and Financing Arrangements, to the accompanying condensed consolidated financial statements.
Use of Capital - Our first priority for use of capital is to make strategic acquisitions. We also have the financing flexibility and the capacity to actively repurchase shares of our common stock. We believe that repurchasing shares of our common stock can be a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our stockholders. We have completed four acquisitions for $43.1 million in cash and $4.1 million in our common stock. We also repurchased 2.1 million shares of our common stock at a total cost of approximately $66.5 million during the six months ended June 30, 2021. Refer to Note 11, Business Combinations, to the accompanying condensed consolidated financial statements for further discussion on acquisitions.
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
We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $3.0 million and $1.7 million at June 30, 2021 and December 31, 2020, respectively. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.3 million and $2.2 million at June 30, 2021 and December 31, 2020, respectively.
We have various agreements under which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by us under such indemnification clauses is generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2021, we are not aware of any material obligations arising under indemnification agreements that would require payment.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The SEC defines critical accounting policies as those that are most important to the portrayal of a company’s financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
Our discussion and analysis of our results of operations, financial condition and liquidity are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements. As more information becomes known, these estimates and assumptions could change, which would have an impact on actual results that may differ materially from these estimates and judgments under different assumptions. We have not made any changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
NEW ACCOUNTING PRONOUNCEMENTS
Refer to Note 2, New Accounting Pronouncements, to the accompanying condensed consolidated financial statements for a discussion of recently issued accounting pronouncements.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this Quarterly Report, including without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our financial position, business strategy and plans and objectives for future performance are forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are commonly identified by the use of such terms and phrases as "intends", "believes", "estimates", "expects", "projects", "anticipates", "foreseeable future", "seeks", and words or phrases of similar import in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated services, sales efforts, expenses, and financial results. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements that we make, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, the impact of COVID-19 on the Company’s business and operations and those of our clients; the Company’s ability to adequately manage and sustain its growth; the Company’s dependence on the current trend of outsourcing business services; the Company’s dependence on the services of its CEO and other key employees; competitive pricing pressures; general business and economic conditions; and changes in governmental regulation and tax laws affecting the Company’s insurance business or its business service operations. Such forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Should one or more of these risks materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.
Consequently, no forward-looking statement can be guaranteed. A more detailed description of risk factors may be found in “Item 1A, Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020. Except as required by the federal securities laws, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the SEC, such as quarterly, periodic and annual reports.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our floating rate debt under our 2018 credit facility exposes us to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which we could borrow funds under the credit facility. The balance outstanding under our credit facility at June 30, 2021 was $163.3 million, of which $78.3 million is subject to rate risk. If market rates were to increase or decrease 100 basis points from the levels at June 30, 2021, interest expense would increase or decrease approximately $0.8 million annually.
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
At June 30, 2021, we had three interest rate swaps with notional values, fixed rates of interest and expiration dates of (i) $20.0 million – 1.770% - May 2022, (ii) $15.0 million – 2.640% - June 2023, and (iii) $50.0 million – 0.885% - April 2025, respectively. Management will continue to evaluate the potential use of interest rate swaps as we deem appropriate under certain operating and market conditions. We do not enter into derivative instruments for trading or speculative purposes.
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
Limitations on the Effectiveness of Controls
Management, including our CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all errors and all fraud. Although our Disclosure Controls are designed to provide reasonable assurance of achieving their objective, a control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within CBIZ have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. A design of a control system is also based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.
Conclusions
Our Disclosure Controls are designed to provide reasonable assurance of achieving their objectives and, based upon the Controls Evaluation, our CEO and CFO have concluded that as of the end of the period covered by this report, CBIZ’s Disclosure Controls were effective at that reasonable assurance level.
(b) Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent sales of unregistered securities
During the six months ended June 30, 2021, approximately 53 thousand shares of our common stock were issued as payment for contingent consideration for previous acquisitions. The foregoing shares were issued in transactions not involving a public offering in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act. The persons to whom the shares were issued had access to full information about the Company and represented that they acquired the shares for their own account and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold, or otherwise transferred without having first been registered under the Securities Act or pursuant to an exemption from the Securities Act.

(b) Issuer purchases of equity securities
On February 11, 2021, our Board of Directors authorized the continuation of the Share Repurchase Program, which has been renewed annually for the past seventeen years. It was effective beginning April 1, 2021, and the amount of shares to be purchased was reset to 5 million, and expires one year from the effective date. The Share Repurchase Program allows us to purchase shares of our common stock (i) in the open market, (ii) in privately negotiated transactions, and (iii) under Rule 10b5-1 trading plans. Privately negotiated transactions may include purchases from our employees, Officers and Directors, in accordance with SEC rules. Rule 10b5-1 trading plans allow for repurchases during periods when we would not normally be active in the trading market due to regulatory restrictions. The Share Repurchase Program does not obligate us to acquire any specific number of shares and may be suspended at any time.
Shares repurchased under the Share Repurchase Program during the three months ended June 30, 2021 (reported on a trade-date basis) are summarized in the table below (in thousands, except per share data). During the second quarter of 2021, 45 thousand shares were purchased from stock plan recipients in lieu of cash to satisfy certain tax obligations under the 2019 Stock Omnibus Incentive Plan. Average price paid per share includes fees and commissions.

	Issuer Purchases of Equity Securities
Second Quarter Purchases	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
April 1 – April 30, 2021	314	$33.44	314	4,686
May 1 – May 31, 2021	367	$34.03	367	4,319
June 1 –June 30, 2021	283	$33.04	283	4,036
Second quarter purchases	964	$33.55	964

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

CBIZ, Inc.
(Registrant)

Date:	July 30, 2021	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer