Form 10-Q
period 2021-09-30
CBIZ, Inc.
filed 2021-10-29
CIK 944148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at October 21, 2021
Common Stock, par value $0.01 per share	52,092,215

CBIZ, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$2,749	$4,652
Restricted cash	37,320	23,951
Accounts receivable, net	293,890	216,175
Other current assets	25,694	24,213
Current assets before funds held for clients	359,653	268,991
Funds held for clients	175,451	167,440
Total current assets	535,104	436,431
Non-current assets:
Property and equipment, net	42,531	41,346
Goodwill and other intangible assets, net	843,246	756,750
Assets of deferred compensation plan	136,059	127,332
Operating lease right-of-use assets, net	152,131	147,843
Other non-current assets	3,697	4,052
Total non-current assets	1,177,664	1,077,323
Total assets	$1,712,768	$1,513,754
LIABILITIES
Current liabilities:
Accounts payable	$75,607	$64,119
Income taxes payable	7,971	2,788
Accrued personnel costs	96,924	79,978
Contingent purchase price liabilities	32,747	20,288
Operating lease liabilities	31,449	30,483
Other current liabilities	21,769	13,629
Current liabilities before client fund obligations	266,467	211,285
Client fund obligations	175,364	166,989
Total current liabilities	441,831	378,274
Non-current liabilities:
Bank debt	190,200	108,000
Debt issuance costs	(538)	(808)
Total long-term debt	189,662	107,192
Income taxes payable	1,836	1,775
Deferred income taxes, net	16,226	8,752
Deferred compensation plan obligations	136,059	127,332
Contingent purchase price liabilities	51,881	34,103
Operating lease liabilities	145,229	142,020
Other non-current liabilities	9,397	11,686
Total non-current liabilities	550,290	432,860
Total liabilities	992,121	811,134
STOCKHOLDERS' EQUITY
Common stock	1,351	1,341
Additional paid in capital	765,329	740,970
Retained earnings	638,382	557,875
Treasury stock	(683,217)	(595,297)
Accumulated other comprehensive loss	(1,198)	(2,269)
Total stockholders’ equity	720,647	702,620
Total liabilities and stockholders’ equity	$1,712,768	$1,513,754

See the accompanying notes to the unaudited condensed consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$282,719	$238,389	$862,097	$752,787
Operating expenses	238,328	204,760	699,233	613,603
Gross margin	44,391	33,629	162,864	139,184
Corporate general and administrative expenses	13,035	11,339	41,334	32,988
Legal settlement, net	—	—	30,468	—
Operating income	31,356	22,290	91,062	106,196
Other income (expense):
Interest expense	(1,016)	(974)	(2,852)	(4,167)
Gain (loss) on sale of operations, net	—	(74)	6,385	78
Other (expense) income, net	(1,133)	5,914	12,029	3,450
Total other (expense) income, net	(2,149)	4,866	15,562	(639)
Income from continuing operations before income tax expense	29,207	27,156	106,624	105,557
Income tax expense	7,512	7,060	26,100	27,120
Income from continuing operations	21,695	20,096	80,524	78,437
Loss from discontinued operations, net of tax	(4)	(19)	(17)	(44)
Net income	$21,691	$20,077	$80,507	$78,393
Earnings per share:
Basic:
Continuing operations	$0.41	$0.37	$1.52	$1.44
Discontinued operations	—	—	—	—
Net income	$0.41	$0.37	$1.52	$1.44
Diluted:
Continuing operations	$0.41	$0.36	$1.50	$1.41
Discontinued operations	—	—	—	—
Net income	$0.41	$0.36	$1.50	$1.41
Basic weighted average shares outstanding	52,425	54,403	52,885	54,372
Diluted weighted average shares outstanding	53,226	55,360	53,796	55,473
Comprehensive income:
Net income	$21,691	$20,077	$80,507	$78,393
Other comprehensive income (loss), net of tax	159	(186)	1,071	(1,815)
Comprehensive income	$21,850	$19,891	$81,578	$76,578

See the accompanying notes to the unaudited condensed consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Totals
June 30, 2021	134,892	82,173	$1,349	$757,421	$616,691	$(661,772)	$(1,357)	$712,332
Net income	—	—	—	—	21,691	—	—	21,691
Other comprehensive income	—	—	—	—	—	—	159	159
Share repurchases	—	650	—	—	—	(21,445)	—	(21,445)
Stock options exercised	142	—	1	1,694	—	—	—	1,695
Stock-based compensation	—	—	—	2,905	—	—	—	2,905
Business acquisitions	99	—	1	3,309	—	—	—	3,310
September 30, 2021	135,133	82,823	$1,351	$765,329	$638,382	$(683,217)	$(1,198)	$720,647

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Totals
June 30, 2020	133,536	78,881	$1,335	$725,064	$537,892	$(566,762)	$(2,309)	$695,220
Net income	—	—	—	—	20,077	—	—	20,077
Other comprehensive loss	—	—	—	—	—	—	(186)	(186)
Share repurchases	—	165	—	—	—	(3,742)	—	(3,742)
Stock options exercised	115	—	2	1,490	—	—	—	1,492
Stock-based compensation	—	—	—	2,485	—	—	—	2,485
Business acquisitions	108	—	1	2,657	—	—	—	2,658
September 30, 2020	133,759	79,046	$1,338	$731,696	$557,969	$(570,504)	$(2,495)	$718,004

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Totals
December 31, 2020	134,144	80,045	$1,341	$740,970	$557,875	$(595,297)	$(2,269)	$702,620
Net income	—	—	—	—	80,507	—	—	80,507
Other comprehensive income	—	—	—	—	—	—	1,071	1,071
Share repurchases	—	2,686	—	—	—	(84,883)	—	(84,883)
Indirect repurchase of shares for minimum tax withholding	—	92	—	—	—	(3,037)	—	(3,037)
Restricted stock units and awards	80	—	1	(1)	—	—	—	—
Stock options exercised	635	—	6	7,137	—	—	—	7,143
Stock-based compensation	—	—	—	8,359	—	—	—	8,359
Business acquisitions	274	—	3	8,864	—	—	—	8,867
September 30, 2021	135,133	82,823	$1,351	$765,329	$638,382	$(683,217)	$(1,198)	$720,647

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Totals
December 31, 2019	133,056	77,637	$1,331	$714,704	$479,576	$(535,693)	$(680)	$659,238
Net income	—	—	—	—	78,393	—	—	78,393
Other comprehensive loss	—	—	—	—	—	—	(1,815)	(1,815)
Share repurchases	—	1,312	—	—	—	(32,771)	—	(32,771)
Indirect repurchase of shares for minimum tax withholding	—	97	—	—	—	(2,040)	—	(2,040)
Restricted stock	40	—	—	—	—	—	—	—
Stock options exercised	442	—	5	4,714	—	—	—	4,719
Stock-based compensation	—	—	—	6,765	—	—	—	6,765
Business acquisitions	221	—	2	5,513	—	—	—	5,515
September 30, 2020	133,759	79,046	$1,338	$731,696	$557,969	$(570,504)	$(2,495)	$718,004

See the accompanying notes to the unaudited condensed consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$80,507	$78,393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	19,921	17,277
Gain on sale of operations, net	(6,385)	(78)
Bad debt expense, net of recoveries	562	3,166
Adjustment to contingent earnout liability	1,599	(80)
Stock-based compensation expense	8,359	6,765
Excess tax benefits from share based payment arrangements	(4,114)	(1,674)
Deferred income taxes	7,141	(1,809)
Other, net	(373)	388
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(66,017)	(27,913)
Other assets	53	1,823
Accounts payable	12,126	(18,404)
Income taxes payable	9,359	12,048
Accrued personnel costs	15,329	(4,862)
Other liabilities	2,897	16,822
Operating cash flows provided by continuing operations	80,964	81,862
Operating cash flows used in discontinued operations	(18)	(66)
Net cash provided by operating activities	80,946	81,796
Cash flows from investing activities:
Business acquisitions and purchases of client lists, net of cash acquired	(66,155)	(33,782)
Purchases of client fund investments	(13,050)	(3,447)
Proceeds from the sales and maturities of client fund investments	10,800	32,967
Proceeds from sales of divested operations	9,785	651
Change in funds held for clients	(5,708)	3,250
Additions to property and equipment	(6,451)	(9,486)
Other, net	51	356
Net cash used in investing activities	(70,728)	(9,491)
Cash flows from financing activities:
Proceeds from bank debt	680,400	550,454
Payment of bank debt	(598,200)	(545,954)
Payment for acquisition of treasury stock	(84,950)	(32,083)
Indirect repurchase of shares for minimum tax withholding	(3,037)	(2,040)
Changes in client funds obligations	8,375	(57,517)
Proceeds from exercise of stock options	7,143	4,719
Payment of contingent consideration for acquisitions	(7,883)	(11,242)
Other, net	(170)	(395)
Net cash provided by (used in) financing activities	1,678	(94,058)
Net increase (decrease) in cash, cash equivalents and restricted cash	11,896	(21,753)
Cash, cash equivalents and restricted cash at beginning of year	170,335	146,505
Cash, cash equivalents and restricted cash at end of period	$182,231	$124,752

Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$2,749	$6,113
Restricted cash	37,320	25,275
Cash equivalents included in funds held for clients	142,162	93,364
Total cash, cash equivalents and restricted cash	$182,231	$124,752

See the accompanying notes to the unaudited condensed consolidated financial statements

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
GAAP – United States Generally Accepted Accounting Principles
LIBOR – London Interbank Offered Rate
SEC – United States Securities and Exchange Commission
Description of Business: CBIZ, Inc. is a diversified services company which, acting through its subsidiaries, has been providing professional business services since 1996, primarily to small and medium-sized businesses, as well as individuals, governmental entities, and not-for-profit enterprises throughout the United States and parts of Canada. CBIZ, Inc. manages and reports its operations along three practice groups: Financial Services, Benefits and Insurance Services and National Practices. A further description of products and services offered by each of the practice groups is provided in Note 12, Segment Disclosures, to the accompanying unaudited condensed consolidated financial statements.
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
Accounting Standards Issued But Not Yet Adopted
Reference Rate Reform: In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU are effective for all entities through December 31, 2022. We are currently evaluating the effect of this new standard on our consolidated financial statements and have not adopted any of the transition relief available under the new guidance as of September 30, 2021.
Subsequently, in January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, which provides optional temporary guidance for entities transitioning away from the LIBOR and other interbank offered rates to new reference rates so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions within Topic 848. This ASU clarifies that the derivative instruments affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions provided in Topic 848. ASU 2021-01 is effective immediately for all entities. Entities may elect to apply the amendments on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. The amendments provided in this ASU do not apply to contract modifications made, as well as new hedging relationships entered into, after December 31, 2022, and to existing hedging relationships evaluated for effectiveness for periods after December 31, 2022, except for certain hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship. We are currently evaluating the effect of this new standard on our consolidated financial statements and have not adopted any of the transition relief available under the new guidance as of September 30, 2021.

NOTE 3. ACCOUNTS RECEIVABLE, NET
Accounts receivable, less allowance for doubtful accounts, reflects the net realizable value of receivables and approximates fair value. Unbilled revenue is recorded at estimated net realizable value. Assessing the collectability of the receivables (billed and unbilled) requires management judgment based on a combination of factors, including but not limited to, an evaluation of our historical incurred loss experience, credit-worthiness of our clients, age of the trade receivable balance, current economic conditions that may affect a client’s ability to pay, and reasonable and supportable forecasts. Receivables are charged-off against the allowance when the balance is deemed uncollectible.
Accounts receivable, net, at September 30, 2021 and December 31, 2020 was as follows (in thousands):

	September 30, 2021	December 31, 2020
Trade accounts receivable	$200,584	$167,575
Unbilled revenue, at net realizable value	107,664	63,494
Total accounts receivable	308,248	231,069
Allowance for doubtful accounts	(14,358)	(14,894)
Accounts receivable, net	$293,890	$216,175

Changes to the allowance for doubtful accounts for the nine months ended September 30, 2021 and twelve months ended December 31, 2020 are as follows (in thousands):

	September 30, 2021	December 31, 2020
Balance at beginning of period	$(14,894)	$(14,379)
Provision	(4,450)	(9,323)
Charge-offs, net of recoveries	4,986	8,808
Allowance for doubtful accounts	$(14,358)	$(14,894)

NOTE 4. DEBT AND FINANCING ARRANGEMENTS
2018 Credit Facility - Our primary financing arrangement is the $400 million unsecured credit facility (the “2018 credit facility” or the “credit facility”), which provides us with the capital necessary to meet our working capital needs as well as the flexibility to continue with our strategic initiatives, including business acquisitions and share repurchases. The 2018 credit facility matures in 2023. The balance outstanding under the 2018 credit facility was $190.2 million and $108.0 million at September 30, 2021 and December 31, 2020, respectively. Effective interest rates, including the impact of interest rate swaps associated with the 2018 credit facility, were as follows:

	Nine Months Ended September 30,
	2021	2020
Weighted average rates	1.89%	2.46%
Range of effective rates	1.06% - 3.64%	1.10% - 4.75%

We had approximately $201.6 million of available funds under the credit facility at September 30, 2021, net of outstanding letters of credit of $3.4 million. As of September 30, 2021, we were in compliance with our financial debt covenants.
Other Line of Credit - We have an unsecured $20.0 million line of credit by and among CBIZ Benefits and Insurance, Inc. and Huntington National Bank. We utilize this line to support our short-term funding requirements of payroll client fund obligations due to the investment of client funds, rather than liquidating client funds that have already been invested in available-for-sale securities. The line of credit, which was renewed on August 5, 2021 and will terminate on August 4, 2022, did not have a balance outstanding at September 30, 2021.
Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for additional details of our debt and financing arrangements.
Interest Expense - Interest expense, including amortization of deferred financing costs, commitment fees, line of credit fees, and other applicable bank charges, was as follows (in thousands):

	Three Months Ended September 30,
	2021	2020
2018 credit facility	$1,010	$955
Other	6	19
Total	$1,016	$974

	Nine Months Ended September 30,
	2021	2020
2018 credit facility	$2,833	$4,112
Other line of credit	—	1
Other	19	54
Total	$2,852	$4,167

NOTE 5. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Guarantees - We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $3.4 million and $1.7 million at September 30, 2021 and December 31, 2020, respectively. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.3 million and $2.2 million at September 30, 2021 and December 31, 2020, respectively.
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
On September 27, 2021, the Superior Court for Maricopa County, Arizona, granted the CBIZ Parties' motion to dismiss with prejudice all of the remaining claims being pursued by two plaintiffs from the Ashkenazi lawsuit. Therefore, all litigation related to these matters has been dismissed or settled without payment by the CBIZ Parties.
On December 19, 2016, CBIZ Operations, Inc. (“CBIZ Operations”) was named as a defendant in a lawsuit filed by Zotec Partners, LLC (“Zotec”) in the Marion County Indiana Superior Court.  After various amendments, the lawsuit asserts claims under Indiana law for securities, statutory and common law fraud or deception, unjust enrichment, breach of contract, and vicarious liability against CBIZ Operations and a former employee of CBIZ MMP in connection with the sale of the CBIZ MMP medical billing practice to Zotec. The plaintiff claims that CBIZ Operations had a duty to disclose the fact, unknown to employees of CBIZ Operations at the time of the transaction, that the former employee had a financial arrangement with a Zotec vendor at the time CBIZ Operations sold CBIZ MMP to Zotec. The plaintiff is seeking damages of up to $177.0 million out of the $200.0 million transaction price. Trial was held in October 2021. The jury found in favor of CBIZ on all fraud, contract and other claims before it. Zotec’s remaining claim for Indiana statutory securities fraud and CBIZ’s counterclaim for breach of contract against Zotec will be addressed by the trial Judge at a later date.
We cannot predict the outcome of the above matter or estimate the possible loss or range of possible loss, if any. Although the proceeding is subject to uncertainties inherent in the litigation process and the ultimate disposition of this proceeding is not presently determinable, we intend to vigorously defend this case. In addition to those items disclosed above, we are, from time to time, subject to claims and lawsuits arising in the ordinary course of business.
On June 24, 2021, CBIZ settled the case previously brought by UPMC, d/b/a University of Pittsburgh Medical Center, and a health system it acquired in connection with actuarial services provided by the Company. Under the terms of the settlement, CBIZ paid a total settlement amount of $41.5 million and recorded a settlement loss of $30.5 million.

NOTE 6. FINANCIAL INSTRUMENTS
Available-For-Sale Debt Securities - In connection with certain services provided by our payroll operations, we collect funds from our clients’ accounts in advance of paying client obligations. These funds held for clients are segregated and invested in accordance with our investment policy, which requires all investments carry an investment grade rating at the time of initial investment. These investments, primarily consisting of corporate and municipal bonds, are classified as available-for-sale and are included in the “Funds held for clients” line item on the accompanying Condensed Consolidated Balance Sheets. The par value of these investments totaled $27.1 million and $24.9 million at September 30, 2021 and December 31, 2020, respectively, and had maturity or callable dates ranging from October 2021 through November 2025.
At September 30, 2021, unrealized losses on the securities were not material and have not been recognized as a credit loss because the bonds are investment grade quality and management is not required or does not intend to sell prior to an expected recovery in value. The bond issuers continue to make timely principal and interest payments.
The following table summarizes activities related to these investments for the nine months ended September 30, 2021 and the twelve months ended December 31, 2020 (in thousands):

	Nine Months Ended September 30, 2021	Twelve Months Ended December 31, 2020
Fair value at beginning of period	$25,708	$60,659
Purchases	13,050	3,447
Redemptions	(6,280)	(22,078)
Maturities	(4,520)	(15,409)
Change in bond premium	874	(857)
Fair market value adjustment	(377)	(54)
Fair value at end of period	$28,455	$25,708
In addition to the available-for-sale debt securities discussed above, we also held other depository assets in the amount of $4.8 million as of September 30, 2021. We did not have any depository items at December 31, 2020. Those depository assets are classified as Level 1 in the fair value hierarchy.
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
During the first quarter of 2021, one interest rate swap expired with a notional value of $10.0 million. As of September 30, 2021, we have three interest rate swaps outstanding. Under the terms of the interest rate swaps, we pay interest at a fixed rate of interest plus applicable margin as stated in the agreement, and receive interest that varies with the one-month LIBOR. The notional value, fixed rate of interest and expiration date of each interest rate swap as of September 30, 2021 was (i) $20.0 million – 1.770% - May 2022, (ii) $15.0 million – 2.640% - June 2023 and (iii) $50.0 million - 0.885% - April 2025. Refer to Note 7, Fair Value Measurements, for additional disclosures regarding fair value measurements.
The following table summarizes our outstanding interest rate swaps and their classification in the accompanying Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Notional Amount	Fair Value	Balance Sheet Location
Interest rate swap	$20,000	$(211)	Other current liability
Interest rate swaps	$65,000	$(575)	Other non-current liabilities

	December 31, 2020
	Notional Amount	Fair Value	Balance Sheet Location
Interest rate swap	$10,000	$(13)	Other current liability
Interest rate swaps	$85,000	$(2,552)	Other non-current liabilities

The following table summarizes the effects of the interest rate swaps on the accompanying Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Gain (Loss) Recognized in AOCL, net of tax		Loss Reclassified from AOCL into Expense
	Three Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
Interest rate swaps	$66	$(136)	$(285)	$(293)

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest rate swaps	$718	$(1,796)	$(850)	$(676)

NOTE 7. FAIR VALUE MEASUREMENTS
The following table summarizes our assets and (liabilities) at September 30, 2021 and December 31, 2020, respectively, that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (in thousands):

	Level	September 30, 2021	December 31, 2020
Deferred compensation plan assets	1	$136,059	$127,332
Available-for-sale debt securities	1	28,455	25,708
Other depository assets	1	4,834	—
Deferred compensation plan liabilities	1	(136,059)	(127,332)
Interest rate swaps	2	(786)	(2,565)
Contingent purchase price liabilities	3	(84,628)	(54,391)

During the nine months ended September 30, 2021 and 2020, there were no transfers between the valuation hierarchy Levels 1, 2 and 3. The following table summarizes the change in Level 3 fair values of our contingent purchase price liabilities for the nine months ended September 30, 2021 and 2020 (pre-tax basis) (in thousands):

	2021	2020
Beginning balance – January 1	$(54,391)	$(32,089)
Additions from business acquisitions	(38,149)	(14,953)
Settlement of contingent purchase price liabilities	9,511	12,854
Change in fair value of contingencies	(336)	612
Change in net present value of contingencies	(1,263)	(532)
Ending balance – September 30	$(84,628)	$(34,108)

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

NOTE 8. OTHER COMPREHENSIVE INCOME (LOSS)
The following table is a summary of other comprehensive income (loss) and discloses the tax impact of each component of other comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net unrealized loss on available-for-sale securities, net of income taxes (1)	$(116)	$(46)	$(274)	$(1)
Net unrealized gain (loss) on interest rate swaps, net of income taxes (2)	281	(136)	1,359	(1,796)
Foreign currency translation	(6)	(4)	(14)	(18)
Total other comprehensive income (loss)	$159	$(186)	$1,071	$(1,815)

(1)Net of income tax benefit of $44 and $17 for the three months ended September 30, 2021 and 2020, respectively, and net of income tax benefit of $103 and income tax expense of $2 for the nine months ended September 30, 2021 and 2020, respectively.
(2)Net of income tax expense of $90 and income tax benefit of $45 for the three months ended September 30, 2021 and 2020, respectively, and net of income tax expense of $436 and income tax benefit of $579 for the nine months ended September 30, 2021 and 2020, respectively.

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
Compensation expense for stock-based awards recognized during the three and nine months ended September 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	$581	$615	$1,114	$1,403
Restricted stock units and awards	1,388	1,266	4,214	3,761
Performance share units	936	604	3,031	1,601
Total stock-based compensation expense	$2,905	$2,485	$8,359	$6,765

Stock Options and Restricted Stock Units and Awards – The following table presents our stock options and restricted stock units and awards activity during the nine months ended September 30, 2021 (in thousands, except per share data):

	Stock Options		Restricted Stock Units and Awards
	Number of Options	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant-Date Fair Value (1)
Outstanding at beginning of year	1,820	$15.02	461	$21.03
Granted	50	$32.64	174	$28.62
Exercised or released	(635)	$11.25	(246)	$20.00
Expired or canceled	—	$—	—	$—
Outstanding at September 30, 2021	1,235	$17.68	389	$25.07
Exercisable at September 30, 2021	1,087	$17.43

(1)Represents weighted average market value of the shares; awards are granted at no cost to the recipients.

CBIZ utilized the Black-Scholes-Merton options pricing model to determine the fair value of stock options on the date of grant. The per-share fair value of stock options granted on August 12, 2021 was $8.10. The following weighted average assumptions were utilized:

Nine Months Ended September 30, 2021
Expected volatility (1)	27.49%
Expected option life (years) (2)	4.71
Risk-free interest rate (3)	0.74%
Expected dividend yield (4)	—%

(1) The expected volatility assumption was determined based upon the historical volatility of CBIZ's stock price using daily price intervals.
(2) The expected option life was determined based upon CBIZ's historical data using a midpoint scenario, which assumes all options are exercised halfway between the expiration date and the weighted average time it takes the option to vest.
(3) The risk-free interest rate assumption was based upon zero-coupon U.S. treasury bonds with a term approximating the expected life of the respective options.
(4) The expected dividend yield assumption was determined in view of CBIZ's historical and estimated dividend payouts. CBIZ does not expect to change its dividend payout policy in the foreseeable future.

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
The following table presents our PSU award activity during the nine months ended September 30, 2021 (in thousands, except per share data):

	Performance Share Units	Weighted Average Grant-Date Fair Value Per Unit (1)
Outstanding at beginning of year	307	$22.18
Granted	140	$27.56
Vested	—	$—
Adjustments for performance results	—	$—
Canceled	—	$—
Outstanding at September 30, 2021	447	$23.86
(1)Represents weighted average market value of the performance share units; PSUs are granted at no cost to the recipients.

NOTE 10. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the three and nine months ended September 30, 2021 and 2020 (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Income from continuing operations	$21,695	$20,096	$80,524	$78,437
Denominator:
Basic
Weighted average common shares outstanding	52,425	54,403	52,885	54,372
Diluted
Stock options (1)	609	738	692	825
Restricted stock units and awards (1)	155	135	182	192
Contingent shares (2)	37	84	37	84
Diluted weighted average common shares outstanding (3)	53,226	55,360	53,796	55,473
Basic earnings per share from continuing operations	$0.41	$0.37	$1.52	$1.44
Diluted earnings per share from continuing operations	$0.41	$0.36	$1.50	$1.41

(1)A total of 44 thousand and 106 thousand shares of stock-based awards were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2021, respectively, and a total of 274 thousand and 240 thousand shares of stock-based awards were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2020, respectively, as their effect would be anti-dilutive.
(2)Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by us once future considerations have been met. Refer to Note 11, Business Combinations, for further details.
(3)The denominator used in calculating diluted earnings per share did not include 447 thousand performance share units for both the three and nine months ended September 30, 2021, and the denominator used in calculating diluted earnings per share did not include 324 thousand performance share units for both the three and nine months ended September 30, 2020. The performance conditions associated with these performance share units were not met and consequently none of these performance share units were considered as issuable for the three and nine months ended September 30, 2021 and 2020.

NOTE 11. BUSINESS COMBINATIONS
Business Combinations
During the nine months ended September 30, 2021, we completed the following acquisitions:
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
•Effective May 1, 2021, we acquired substantially all of the non-attest assets of Bernston Porter & Company, PLLC ("BP"). BP, based in Bellevue, Washington, is a provider of comprehensive accounting and financial consulting services including tax, forensic, economic and valuation services and transaction services to a wide range of industries with specialities including construction, real estate, hospitality, manufacturing and technology. Operating results are reported in the Financial Services practice group.
•Effective June 1, 2021, we acquired all of the issued and outstanding membership interests of Schramm Health Partners, LLC dba Optumas ("Optumas"). Optumas, based in Scottsdale, Arizona, is a provider of actuarial services to state government health care agencies to assist in the administration of Medicaid programs. Operating results are reported in the Financial Services practice group.
•Effective September 1, 2021, we acquired all of the non-attest assets of Shea Labagh Dobberstein ("SLD"). SLD, based in San Francisco, California, is a provider of professional accounting, tax and advisory services to privately held businesses, individuals and nonprofit organizations. Operating results are reported in the Financial Services practice group.
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
•Effective July 1, 2020, we acquired substantially all the assets of Prince-Wood Insurance, LLC, a provider of financial, insurance and advisory services based in Woodbridge, Virginia. Operating results are reported in the Benefits and Insurance practice group.
•Effective September 1, 2020, we acquired substantially all the assets of ARC Consulting LLC and ARC Placement Group LLC, a provider of financial, insurance and advisory services based in San Francisco, California. Operating results are reported in the Financial Services practice group.
Aggregated annualized revenue is estimated to be approximately $71.9 million and $24.6 million from the aforementioned 2021 and 2020 acquisitions, respectively. Aggregated annualized income before tax is estimated to be approximately $6.1 million and $5.9 million from the aforementioned 2021 and 2020 acquisitions, respectively. Pro forma results of operations for these acquisitions have not been presented because the effects of these acquisitions were not material, either individually or in aggregate, to our total revenue, income from continuing operations, and net income for the three and nine months ended September 30, 2021 and 2020, respectively.

The following table summarizes the aggregated consideration and preliminary purchase price allocation for the acquisitions completed during the nine months ended September 30, 2021 and 2020, respectively (in thousands):

	2021	2020
Common Stock Issued (number)	207	141
Common Stock Value	$6,940	$3,543
Cash Paid	66,051	35,474
Other Payable	—	59
Recorded Contingent Consideration	38,148	16,237
Total Recorded Purchase Price	$111,139	$55,313
Other Assets Acquired, net	10,179	1,940
Identifiable Intangible Assets Acquired	40,753	4,807
Goodwill	60,207	48,565
Total Net Assets Acquired	$111,139	$55,312
Maximum Potential Contingent Consideration	$40,126	$18,736
Provisional estimates of fair value are established at the time of each acquisition and are subsequently reviewed within the first year of operations subsequent to the acquisition date to determine the necessity for adjustments. Fair value estimates were provisional for some of the 2021 acquisitions as of September 30, 2021, primarily related to the value established for certain identifiable intangible assets and contingent purchase price consideration associated with those acquisitions.
The following table summarizes the aggregated goodwill and intangible asset amounts resulting from those acquisitions for the nine months ended September 30, 2021 and 2020, respectively (in thousands):

	Nine Months Ended September 30,
	2021		2020
	Financial Services	Benefits & Insurance	Financial Services	Benefits & Insurance
Goodwill	$58,409	$1,798	$34,766	$13,799
Client List	38,580	1,290	—	4,070
Other Intangibles	837	46	504	233
Total	$97,826	$3,134	$35,270	$18,102

Goodwill is calculated as the difference between the aggregated purchase price and the fair value of the net assets acquired. Goodwill represents the value of expected future earnings and cash flows, as well as the synergies created by the integration of the new businesses within our organization, including cross-selling opportunities expected with our Financial Services practice group and the Benefits and Insurance Services practice group, to help strengthen our existing service offerings and expand our market position. Client lists have an expected life of 10 years, and other intangibles, primarily non-compete agreements, have an expected life of 3 years.
The following table summarizes the changes in contingent purchase price consideration for previous acquisitions and continent payments made for previous business acquisitions in the three and nine months ended September 30, 2021 and 2020, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Expense (Income)	$846	$74	$1,599	$(80)
Cash Settlement Paid	$—	$4,995	$7,584	$10,881
Shares Issued (number)	13	0	66	81
Divestitures
Divested operations and assets that do not qualify for the treatment as discontinued operations are recorded as “gain on sale of operations, net” in the accompanying Condensed Consolidated Statements of Comprehensive Income. During the nine months ended September 30, 2021, we sold one business for $9.7 million in the Benefit and Insurance practice group and recorded a gain of $6.4 million.
During the nine months ended September 30, 2020, we recorded a gain of $0.1 million related to a small book of business in the Benefits and Insurance practice group and a small accounting firm in the Financial Services practice group.

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
Segment information for the three and nine months ended September 30, 2021 and 2020 is presented below. We do not manage our assets on a segment basis, therefore segment assets are not presented below.

The following table disaggregates our revenue by source (in thousands):

	Three Months Ended September 30, 2021
	Financial Services	Benefits & Insurance	National Practices	Consolidated
Accounting, tax, advisory and consulting	$187,232	—	—	$187,232
Core benefits and insurance services	—	83,009	—	83,009
Non-core benefits and insurance services	—	2,788	—	2,788
Managed networking, hardware services	—	—	7,088	7,088
National practices consulting	—	—	2,602	2,602
Total revenue	$187,232	$85,797	$9,690	$282,719

	Three Months Ended September 30, 2020
	Financial Services	Benefits & Insurance	National Practices	Consolidated
Accounting, tax, advisory and consulting	$155,499	—	—	$155,499
Core benefits and insurance services	—	71,497	—	71,497
Non-core benefits and insurance services	—	2,384	—	2,384
Managed networking, hardware services	—	—	6,592	6,592
National practices consulting	—	—	2,417	2,417
Total revenue	$155,499	$73,881	$9,009	$238,389

	Nine Months Ended September 30, 2021
	Financial Services	Benefits & Insurance	National Practices	Consolidated
Accounting, tax, advisory and consulting	$577,970	—	—	$577,970
Core benefits and insurance services	—	246,367	—	246,367
Non-core benefits and insurance services	—	9,289	—	9,289
Managed networking, hardware services	—	—	20,952	20,952
National practices consulting	—	—	7,519	7,519
Total revenue	$577,970	$255,656	$28,471	$862,097

	Nine Months Ended September 30, 2020
	Financial Services	Benefits & Insurance	National Practices	Consolidated
Accounting, tax, advisory and consulting	$498,359	—	—	$498,359
Core benefits and insurance services	—	219,362	—	219,362
Non-core benefits and insurance services	—	8,071	—	8,071
Managed networking, hardware services	—	—	19,748	19,748
National practices consulting	—	—	7,247	7,247
Total revenue	$498,359	$227,433	$26,995	$752,787

Segment information for the three months ended September 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended September 30, 2021
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$187,232	$85,797	$9,690	$—	$282,719
Operating expenses	156,178	69,039	8,514	4,597	238,328
Gross margin	31,054	16,758	1,176	(4,597)	44,391
Corporate general and administrative expenses	—	—	—	13,035	13,035
Operating income (loss)	31,054	16,758	1,176	(17,632)	31,356
Other income (expense):
Interest expense	—	—	—	(1,016)	(1,016)
Other income (expense), net	18	(9)	1	(1,143)	(1,133)
Total other income (expense), net	18	(9)	1	(2,159)	(2,149)
Income (loss) from continuing operations before income tax expense	$31,072	$16,749	$1,177	$(19,791)	$29,207

	Three Months Ended September 30, 2020
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$155,499	$73,881	$9,009	$—	$238,389
Operating expenses	129,922	62,013	8,070	4,755	204,760
Gross margin	25,577	11,868	939	(4,755)	33,629
Corporate general and administrative expenses	—	—	—	11,339	11,339
Operating income (loss)	25,577	11,868	939	(16,094)	22,290
Other income (expense):
Interest expense	—	(10)	—	(964)	(974)
Gain (loss) on sale of operations, net	(76)	2	—	—	(74)
Other (expense) income, net	(14)	(36)	—	5,964	5,914
Total other (expense) income, net	(90)	(44)	—	5,000	4,866
Income (loss) from continuing operations before income tax expense	$25,487	$11,824	$939	$(11,094)	$27,156

Segment information for the nine months ended September 30, 2021 and 2020 was as follows (in thousands):

	Nine Months Ended September 30, 2021
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$577,970	$255,656	$28,471	$—	$862,097
Operating expenses	448,844	203,748	25,542	21,099	699,233
Gross margin	129,126	51,908	2,929	(21,099)	162,864
Corporate general and administrative expenses	—	—	—	41,334	41,334
Legal settlement, net				30,468	30,468
Operating income (loss)	129,126	51,908	2,929	(92,901)	91,062
Other income (expense):
Interest expense	—	—	—	(2,852)	(2,852)
Gain on sale of operations, net	—	6,385	—	—	6,385
Other income, net	310	863	1	10,855	12,029
Total other income, net	310	7,248	1	8,003	15,562
Income (loss) from continuing operations before income tax expense	$129,436	$59,156	$2,930	$(84,898)	$106,624

	Nine Months Ended September 30, 2020
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$498,359	$227,433	$26,995	$—	$752,787
Operating expenses	395,937	188,519	24,343	4,804	613,603
Gross margin	102,422	38,914	2,652	(4,804)	139,184
Corporate general and administrative expenses	—	—	—	32,988	32,988
Operating income (loss)	102,422	38,914	2,652	(37,792)	106,196
Other (expense) income:
Interest expense	—	(30)	—	(4,137)	(4,167)
Gain (loss) on sale of operations, net	(25)	103	—	—	78
Other income, net	32	190	1	3,227	3,450
Total other income (expense), net	7	263	1	(910)	(639)
Income (loss) from continuing operations before income tax expense	$102,429	$39,177	$2,653	$(38,702)	$105,557

NOTE 13. SUBSEQUENT EVENTS
Subsequent to September 30, 2021 we repurchased approximately 0.3 million shares of our common stock in the open market at a total cost of approximately $9.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we”, “us”, “our”, "CBIZ" or the "Company" shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.
The following discussion is intended to assist in the understanding of our financial position at September 30, 2021 and December 31, 2020, results of operations for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020, and should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2020. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2020.
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
EXECUTIVE SUMMARY
Revenue for the three months ended September 30, 2021 increased by $44.3 million, or 18.6%, to $282.7 million from $238.4 million for the same period in 2020. Same-unit revenue increased by approximately $19.8 million million, or 8.3% as compared to the same period in 2020. Revenue from newly acquired operations, net of divestitures, contributed $24.6 million, or 10.3%, of incremental revenue for the three months ended September 30, 2021 as compared to the same period in 2020.
Revenue for the nine months ended September 30, 2021 increased by $109.3 million, or 14.5%, to $862.1 million from $752.8 million for the same period in 2020. Same-unit revenue increased by approximately $54.5 million, or 7.3% as compared to the same period in 2020. Revenue from newly acquired operations, net of divestitures, contributed $54.8 million, or 7.3%, of incremental revenue for the nine months ended September 30, 2021 as compared to the same period in 2020. A detailed discussion of revenue by practice group is included under "Operating Practice Groups".
Income from continuing operations was $21.7 million, or $0.41 per diluted share, in the third quarter of 2021, compared to $20.1 million, or $0.36 per diluted share, in the third quarter of 2020. For the nine months ended September 30, 2021, income from continuing operations was $80.5 million, or $1.50 per diluted share, compared to $78.4 million, or $1.41 per diluted share, for the same period in 2020. Refer to “Results of Operations – Continuing Operations” for a detailed discussion of the components of income from continuing operations.
Strategic Use of Capital
Our first priority for use of capital is to make strategic acquisitions. We also have the financing flexibility and the capacity to actively repurchase shares of our common stock. We believe that repurchasing shares of our common stock can be a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our stockholders. We have completed five acquisitions for $66.1 million in cash and $6.9 million in our common stock. We also repurchased 2.8 million shares of our common stock at a total cost of approximately $87.9 million in the nine months ended September 30, 2021. Refer to Note 11, Business Combinations, to the accompanying condensed consolidated financial statements for further discussion on acquisitions.

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
RESULTS OF OPERATIONS – CONTINUING OPERATIONS
Revenue
The following tables summarize total revenue for the three and nine months ended September 30, 2021 and 2020 (in thousands except percentages).

	Three Months Ended September 30,
	2021	% of Total	2020	% of Total	$ Change	% Change
Financial Services	$187,232	66.2%	$155,499	65.2%	$31,733	20.4%
Benefits and Insurance Services	85,797	30.3%	73,881	31.0%	11,916	16.1%
National Practices	9,690	3.5%	9,009	3.8%	681	7.6%
Total CBIZ	$282,719	100.0%	$238,389	100.0%	$44,330	18.6%

	Nine Months Ended September 30,
	2021	% of Total	2020	% of Total	$ Change	% Change
Financial Services	$577,970	67.0%	$498,359	66.2%	$79,611	16.0%
Benefits and Insurance Services	255,656	29.7%	227,433	30.2%	28,223	12.4%
National Practices	28,471	3.3%	26,995	3.6%	1,476	5.5%
Total CBIZ	$862,097	100.0%	$752,787	100%	$109,310	14.5%
A detailed discussion of same-unit revenue by practice group is included under “Operating Practice Groups.”
Non-qualified Deferred Compensation Plan
We sponsor a non-qualified deferred compensation plan, under which a CBIZ employee’s compensation deferral is held in a rabbi trust and invested accordingly as directed by the employee. Income and expenses related to the non-qualified deferred compensation plan, which are recorded in "Corporate and Other" for segment reporting purposes, are included in “Operating expenses”, “Gross margin” and “Corporate general and administrative expenses” and are directly offset by deferred compensation gains or losses in “Other income (expense), net” in the accompanying Condensed Consolidated Statements of Comprehensive Income. The non-qualified deferred compensation plan has no impact on “Income from continuing operations before income tax expense” or diluted earnings per share from continuing operations.
Income and expenses related to the deferred compensation plan for the three and nine months end September 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Operating (income) expenses	$(212)	$5,364	$11,165	$2,796
Corporate general and administrative expenses	(86)	672	1,260	343
Other income (expense), net	(298)	6,036	12,425	3,139

Excluding the impact of the above-mentioned Income and expenses related to the deferred compensation plan, the operating results for the three and nine months end September 30, 2021 and 2020 are as follows (in thousands except percentages):

	Three Months Ended September 30,
	2021				2020
	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue
Gross margin	$44,391	$(212)	$44,179	15.6%	$33,629	$5,364	$38,993	16.4%
Operating (loss) income	31,356	(298)	31,058	11.0%	22,290	6,036	28,326	11.9%
Other income (expense), net	(1,133)	298	(835)	(0.3)%	5,914	(6,036)	(122)	(0.1)%
Income from continuing operations before income tax expense	29,207	—	29,207	10.3%	27,156	—	27,156	11.4%

	Nine Months Ended September 30,
	2021				2020
	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue
Gross margin	$162,864	$11,165	$174,029	20.2%	$139,184	$2,796	$141,980	18.9%
Operating income	91,062	12,425	103,487	12.0%	106,196	3,139	109,335	14.5%
Other income (expense), net	12,029	(12,425)	(396)	—%	3,450	(3,139)	311	—%
Income from continuing operations before income tax expense	106,624	—	106,624	12.4%	105,557	—	105,557	14.0%
Operating Expenses

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(In thousands, except percentages)
Total Operating expenses	$238,328	$204,760	$33,568	16.4%
Operating expenses % of revenue	84.3%	85.9%
Operating expenses excluding deferred compensation	$238,540	$199,396	$39,144	19.6%
Operating expenses excluding deferred compensation % of revenue	84.4%	83.6%

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(In thousands, except percentages)
Total Operating expenses	$699,233	$613,603	$85,630	14.0%
Operating expenses % of revenue	81.1%	81.5%
Operating expenses excluding deferred compensation	$688,068	$610,807	$77,261	12.6%
Operating expenses excluding deferred compensation % of revenue	79.8%	81.1%

Three months ended September 30, 2021 compared to September 30, 2020. Total operating expenses for the three months ended September 30, 2021 increased by $33.6 million, or 16.4%, to $238.3 million as compared to $204.8 million in the same period of 2020. The non-qualified deferred compensation plan decreased operating expenses by $0.2 million for the three months ended September 30, 2021, and increased operating expense by $5.4 million during the same period in 2020. Excluding the non-qualified deferred compensation expenses, which was recorded in "Corporate and Other" for segment reporting purposes, operating expenses would have been $238.5 million and $199.4 million, or 84.4% and 83.6% of revenue, for the three months ended September 30, 2021 and 2020, respectively.

The majority of our operating expenses relate to personnel costs, which includes (i) salaries and benefits, (ii) commissions paid to producers, (iii) incentive compensation, and (iv) stock-based compensation. Excluding the impact of deferred compensation, which was recorded in "Corporate and Other" for segment reporting purposes, operating expenses increased during the three months ended September 30, 2021 as compared to the same period in 2020, primarily driven by $29.4 million higher personnel costs, $1.8 million higher travel and entertainment costs, $1.1 million higher marketing expenses, $2.6 million higher computer and facility related costs, $1.2 higher depreciation and amortization expense, as well as $3.0 million higher other discretionary spending. Personnel costs are discussed in further detail under “Operating Practice Groups”.

Nine months ended September 30, 2021 compared to September 30, 2020. Total operating expenses for the nine months ended September 30, 2021 increased by $85.6 million, or 14.0%, to $699.2 million as compared to $613.6 million in the same period of 2020. The non-qualified deferred compensation plan added $11.2 million of expenses for the nine months ended September 30, 2021, and increased operating expenses by $2.8 million during the same period in 2020. Excluding the impact of deferred compensation, which was recorded in "Corporate and Other" for segment reporting purposes, the operating expense increase was primarily attributed to personnel costs increase of $70.5 million, $3.0 million higher computer and facility related costs, $1.7 million higher marketing expense, as well as $2.5 million higher depreciation and amortization expense. These increases in operating expense were offset by $2.3 million lower travel and entertainment costs and $2.6 million lower bad debt expense. Other discretionary spending increased approximately $4.5 million to support business activities.
Corporate General & Administrative (“G&A”) Expenses

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(In thousands, except percentages)
G&A expenses	$13,035	$11,339	$1,696	15.0%
G&A expenses % of revenue	4.6%	4.8%
G&A expenses excluding deferred compensation	$13,121	$10,666	$2,455	23.0%
G&A expenses excluding deferred compensation % of revenue	4.6%	4.5%

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(In thousands, except percentages)
G&A expenses	$41,334	$32,988	$8,346	25.3%
G&A expenses % of revenue	4.8%	4.4%
G&A expenses excluding deferred compensation	$40,074	$32,645	$7,429	22.8%
G&A expenses excluding deferred compensation % of revenue	4.6%	4.3%

Three months ended September 30, 2021 compared to September 30, 2020. The increase in G&A expenses excluding deferred compensation is primarily due to higher personnel costs of $1.3 million and $1.1 million higher expense for professional services.

Nine months ended September 30, 2021 compared to September 30, 2020. The increase in G&A expenses excluding deferred compensation is primarily due to higher personnel costs of $5.0 million and $2.3 million higher expenses for professional services.

Legal Settlement, net
On June 24, 2021, we reached a settlement agreement with University of Pittsburgh Medical Center pertaining a lawsuit filed in the U.S. District Court for the Western District of Pennsylvania. Under the terms of the settlement agreement, we paid a total settlement amount of $41.5 million and recorded a settlement loss of $30.5 million for the nine months ended September 30, 2021.
Other Income (Expense), Net

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(In thousands, except percentages)
Interest expense	$(1,016)	$(974)	$(42)	4.3%
Loss on sale of operations, net	—	(74)	74	N/M
Other (expense) income, net (1)	(1,133)	5,914	(7,047)	(119.2)%
Total other (expense) income, net	$(2,149)	$4,866	$(7,015)	N/M

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(In thousands, except percentages)
Interest expense	$(2,852)	$(4,167)	$1,315	(31.6)%
Gain on sale of operations, net	6,385	78	6,307	N/M
Other income, net (2)	12,029	3,450	8,579	N/M
Total other income (expense), net	$15,562	$(639)	$16,201	N/M

(1) Other (expense) income, net includes a net loss of $0.3 million during the three months ended September 30, 2021, compared to a net gain of $6.0 million for the same period in 2020, associated with the value of investments held in a rabbi trust related to the deferred compensation plan, which were recorded in "Corporate and Other" for segment reporting purposes. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan are offset by a corresponding increase or decrease to compensation expense, which is recorded as “Operating expenses” and “G&A expenses.” The deferred compensation plan has no impact on “Income from continuing operations before income tax expense” or diluted earnings per share from continuing operations. In addition, included in Other (expense) income, net for the three months ended September 30, 2021 and 2020, is expense of $0.8 million and $0.1 million, respectively, related to net changes in the fair value of contingent consideration related to prior acquisitions.

(2) Other income, net includes a net gain of $12.4 million during the nine months ended September 30, 2021, compared to a net gain of $3.1 million for the same period in 2020, associated with the value of investments held in a rabbi trust related to the deferred compensation plan, which were recorded in "Corporate and Other" for segment reporting purposes. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan are offset by a corresponding increase or decrease to compensation expense, which is recorded as “Operating expenses” and “G&A expenses.” The deferred compensation plan has no impact on “Income from continuing operations before income tax expense” or diluted earnings per share from continuing operations. In addition, included in Other income, net for the nine months ended September 30, 2021 and 2020, is expense of $1.6 million and income of $0.1 million, respectively, related to net changes in the fair value of contingent consideration related to prior acquisitions.

Interest Expense
Three and nine months ended September 30, 2021 compared with September 30, 2020. Our primary financing arrangement is the 2018 credit facility. During the three months ended September 30, 2021, our average debt balance and interest rate was $176.5 million and 1.80%, compared to $106.2 million and 2.60% for the same period of 2020. During the nine months ended September 30, 2021, our average debt balance and interest rate was $156.6 million and 1.89% compared to $170.5 million and 2.46% for the same period of 2020. The increase in interest expense for the three months ended September 30, 2021 as compared to the same period in 2020 was primarily driven by higher average debt balance, and the decrease in interest expense for the nine months ended September 30, 2021 as compared to the same period in 2020 was primarily driven by lower average debt balance as well as lower interest rates. Our indebtedness is further discussed in Note 4, Debt and Financing Arrangements, to the accompanying condensed consolidated financial statements.
Gain on Sale of Operations, Net
Three and nine months ended September 30, 2021 compared with September 30, 2020. We sold a small book of business and a business unit in the Benefits and Insurance practice group during the nine months ended September 30, 2021. Total proceeds from the sales were $9.8 million. Net gain from the sales were approximately $6.4 million. During the nine months ended September 30, 2020, we sold a small book of business in the Benefits and Insurance practice group and a small accounting firm in the Financial Services practice group for a net gain of $0.1 million.
Other Income (Expense), Net
Three and nine months ended September 30, 2021 compared with September 30, 2020. For the three months ended September 30, 2021, other expense, net includes a net loss of $0.3 million associated with the non-qualified deferred compensation plan. For the same period in 2020, other income, net, includes a net gain of $6.0 million associated with the non-qualified deferred compensation plan.
For the nine months ended September 30, 2021, other income, net includes a net gain of $12.4 million associated with the non-qualified deferred compensation plan. For the same period in 2020, other income, net includes a net gain of $3.1 million associated with the non-qualified deferred compensation plan.
Income Tax Expense

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(In thousands, except percentages)
Income tax expense	$7,512	$7,060	$452	6.4%
Effective tax rate	25.7%	26.0%

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(In thousands, except percentages)
Income tax expense	$26,100	$27,120	$(1,020)	(3.8)%
Effective tax rate	24.5%	25.7%
Three and nine months ended September 30, 2021 compared with September 30, 2020. The effective tax rate for the three months ended September 30, 2021 was 25.7%, compared to an effective tax rate of 26.0% for the comparable period in 2020. The effective tax rate for the nine months ended September 30, 2021 was 24.5%, compared to an effective tax rate of 25.7% for the same period in 2020. The decrease in the effective tax rate year over year was primarily due to a larger tax benefit recognized in the current year related to stock-based compensation.

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

Financial Services

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$169,407	$155,159	$14,248	9.2%
Acquired businesses	17,825	—	17,825
Divested operations	—	340	(340)
Total revenue	$187,232	$155,499	$31,733	20.4%
Operating expenses	156,178	129,922	26,256	20.2%
Gross margin / Operating income	$31,054	$25,577	$5,477	21.4%
Total other income (expense), net	18	(90)	108	(120.0)%
Income from continuing operations before income tax expenses	31,072	25,487	5,585	21.9%
Gross margin percent	16.6%	16.4%

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$539,161	$496,081	$43,080	8.7%
Acquired businesses	38,809	—	38,809
Divested operations	—	2,278	(2,278)
Total revenue	$577,970	$498,359	$79,611	16.0%
Operating expenses	448,844	395,937	52,907	13.4%
Gross margin / Operating income	$129,126	$102,422	$26,704	26.1%
Total other income, net	310	7	303	NM
Income from continuing operations before income tax expenses	129,436	102,429	27,007	26.4%
Gross margin percent	22.3%	20.6%

Three months ended September 30, 2021 compared to September 30, 2020
Revenue
The Financial Services practice group revenue for the three months ended September 30, 2021 grew by 20.4% to $187.2 million from $155.5 million during the same period in 2020. Same-unit revenue grew by $14.2 million, or 9.2%, across all service lines, primarily driven by those units that provide traditional accounting and tax-related services, which increased $6.3 million, and those units that provide project-oriented advisory services, which increased by $7.1 million, as well as an increase of $0.7 million in government healthcare compliance business. The impact of acquired businesses, net of divestitures, contributed $17.5 million, or 9.3% of 2021 revenue.
We provide a range of services to affiliated CPA firms under joint referral and administrative service agreements (“ASAs”). Fees earned under the ASAs are recorded as revenue in the accompanying Condensed Consolidated Statements of Comprehensive Income and were approximately $39.7 million and $35.0 million for the three months ended September 30, 2021 and 2020, respectively.
Operating Expenses
Operating expenses increased by $26.3 million, or 20.2%, as compared to the same period last year. Personnel costs increased by $20.2 million, or 15.5%, with acquisitions contributing approximately $11.2 million to the increase, as well as $1.1 million higher travel and entertainment costs. In addition, other operating expenses, including marketing, recruiting, professional services, technology, facilities, and depreciation and amortization expenses increased by approximately $3.3 million to support the business growth. Operating expense as a percentage of revenue decreased to 83.4% for the quarter ended September 30, 2021 from 83.6% of revenue for the prior year quarter.
Nine months ended September 30, 2021 compared to September 30, 2020
Revenue
Revenue for the nine months ended September 30, 2021 grew by 16.0% to $578.0 million from $498.4 million during the same period in 2020. Same-unit revenue grew by $43.1 million, or 8.7%, across all service lines, primarily driven by those units that provide traditional accounting and tax-related services, which increased $24.5 million, and those units that provide project-oriented advisory services, which increased by $14.1 million, as well as an increase of $4.0 million in government healthcare compliance business. The impact of acquired businesses, net of divestitures, contributed $36.5 million, or 6.3% of 2021 revenue.
Fees earned under the ASAs, as described above, were approximately $139.7 million and $127.4 million for the nine months ended September 30, 2021 and 2020, respectively.
Operating Expenses
Operating expenses increased by $52.9 million, or 13.4%, as compared to the same period last year. Personnel costs increased by $51.2 million, or 12.9%, with acquisitions contributing approximately $24.3 million to the increase. In addition, other operating expenses, including marketing, recruiting, professional services, technology, facilities, and depreciation and amortization expenses increased by approximately $4.3 million to support the business growth. The increase in operating expenses was offset by $0.9 million lower travel and entertainment spending and $2.7 million lower bad debt expense. In the first half of 2020, due to the COVID-19 pandemic, we recorded bad debt expense of $2.2 million, which did not recur in 2021. Operating expense as a percentage of revenue decreased to 77.7% during the nine months ended September 30, 2021 from 79.4% of revenue during the same period in 2020.
Benefits and Insurance Services

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$78,038	$73,201	$4,837	6.6%
Acquired businesses	7,759	—	7,759
Divested operations	—	680	(680)
Total revenue	$85,797	$73,881	$11,916	16.1%
Operating expenses	69,039	62,013	7,026	11.3%
Gross margin / Operating income	$16,758	$11,868	$4,890	41.2%
Total other expense, net	(9)	(44)	35	(79.5)%
Income from continuing operations before income tax expenses	16,749	11,824	4,925	41.7%
Gross margin percent	19.5%	16.1%

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(In thousands, except percentages)
Revenue
Same-unit	$236,287	$226,311	$9,976	4.4%
Acquired businesses	19,369	—	19,369
Divested operations	—	1,122	(1,122)
Total revenue	$255,656	$227,433	$28,223	12.4%
Operating expenses	203,748	188,519	15,229	8.1%
Gross margin	$51,908	$38,914	$12,994	33.4%
Total other income, net	7,248	263	6,985	NM
Income from continuing operations before income tax expenses	59,156	39,177	19,979	51.0%
Gross margin percent	20.3%	17.1%

Three months ended September 30, 2021 compared to September 30, 2020
Revenue
The Benefits and Insurance Services practice group revenue increased by $11.9 million, or 16.1%, to $85.8 million during the three months ended September 30, 2021 compared to $73.9 million for the same period in 2020. The increase was primarily driven by the property and casualty and retirement benefit services lines as well as growth in our other project based services. Acquired businesses, net of divestitures, contributed $7.1 million in incremental revenue for the three months ended September 30, 2021. Same-unit revenue increased by $4.8 million, or 6.6% when compared to the same period in 2020.
Operating Expenses
Operating expenses increased by $7.0 million, or 11.3%, when compared to the same period last year. Personnel costs increased by $5.1 million, or 8.3%, primarily related to $3.6 million contributed by acquired businesses. In addition, other operating expenses, including marketing, recruiting, professional services, technology, depreciation and amortization expenses, and other direct costs increased by approximately $1.1 million to support increased business activities. Travel and entertainment cost increased by $0.4 million. Operating expense as a percentage of revenue decreased to 80.5% for the quarter ended September 30, 2021 from 83.9% of revenue for the same period in 2020.

Nine months ended September 30, 2021 compared to September 30, 2020
Revenue
The Benefits and Insurance Services practice group revenue increased by $28.2 million, or 12.4%, to $255.7 million during the nine months ended September 30, 2021 compared to $227.4 million for the same period in 2020, primarily driven by acquired businesses, net of divestitures, which contributed $18.2 million in incremental revenue. Same-unit revenue increased by $10.0 million, or 4.4% when compared to the same period in 2020, primarily driven by growth in property and casualty, employee benefits, retirement benefit services, and human capital management service lines as well as other project based services.
Operating Expenses
Operating expenses increased by $15.2 million, or 8.1%, when compared to the same period last year. Personnel cost increased by $12.3 million, or 6.5%, primarily related to $10.2 million contributed by acqauired business. In addition, other operating expenses, including marketing, recruiting, professional services, technology, depreciation and amortization expenses, and other direct costs increased by approximately $3.6 million to support increased business activities. The increase in operating expense was offset by $0.6 million lower travel and entertainment spending. Operating expense as a percentage of revenue decreased to 79.7% during the nine months ended September 30, 2021 from 82.9% of revenue for the same period in 2020.

Total Other Income, Net

We sold a business unit during the nine months ended September 30, 2021 for total proceeds of $9.8 million. Net gain from the sale was approximately $6.4 million. We also sold a small book of business during the nine months ended September 30, 2021, of which we recorded a gain of $0.7 million.
National Practices

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$9,690	$9,009	$681	7.6%
Operating expenses	8,514	8,070	444	5.5%
Gross margin / Operating Income	$1,176	$939	$237	25.2%
Total other income, net	1	—	1	NM
Income from continuing operations before income tax expenses	1,177	939	238	25.3%
Gross margin percent	12.1%	10.4%

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(In thousands, except percentages)
Same-unit revenue	$28,471	$26,995	$1,476	5.5%
Operating expenses	25,542	24,343	1,199	4.9%
Gross margin / Operating Income	$2,929	$2,652	$277	10.4%
Total other income, net	1	1	—	—%
Income from continuing operations before income tax expenses	2,930	2,653	277	10.4%
Gross margin percent	10.3%	9.8%

Three and nine months ended September 30, 2021 compared with September 30, 2020
Revenue and Operating Expenses
The National Practices group is primarily driven by a cost-plus contract with a single client, which has existed since 1999. The cost-plus contract is a five-year contract with the most recent renewal through December 31, 2023. Revenues from this single client accounted for approximately 75% of the National Practice group’s revenue. During the three and nine months ended September 30, 2021, revenue increased by $0.7 million, or 7.6%, and $1.5 million, or 5.5%, respectively, while operating expenses increased by $0.4 million, or 5.5%, and $1.2 million, or 4.9%, respectively.

Corporate and Other
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

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(In thousands, except percentages)
Operating expenses	$4,597	$4,755	(158)	(3.3)%
Corporate general and administrative expenses	13,035	11,339	1,696	15.0%
Operating loss	(17,632)	(16,094)	(1,538)	9.6%
Total other (expense) income, net	(2,159)	5,000	(7,159)	(143.2)%
Loss from continuing operations before income tax expenses	(19,791)	(11,094)	(8,697)	78.4%

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(In thousands, except percentages)
Operating expenses	$21,099	$4,804	16,295	339.2%
Corporate general and administrative expenses	41,334	32,988	8,346	25.3%
Legal settlement, net	30,468	—	30,468	NM
Operating loss	(92,901)	(37,792)	(55,109)	145.8%
Total other income (expense), net	8,003	(910)	8,913	(979.5)%
Loss from continuing operations before income tax expenses	(84,898)	(38,702)	(46,196)	119.4%
Three months ended September 30, 2021 compared to September 30, 2020
Total operating expenses decreased by $0.2 million, or 3.3%, during the three months ended September 30, 2021, as compared to the same period in 2020. The non-qualified deferred compensation plan decreased operating expenses by $0.2 million for the three months ended September 30, 2021 and increased operating expenses by $5.4 million during the same period in 2020. Excluding the non-qualified deferred compensation expenses, operating expense increased by approximately $5.4 million, primarily driven by $4.3 million higher personnel costs and $1.0 million higher computer and technology costs to support business growth.
Total Corporate general and administrative expenses increased by $1.7 million, or 15.0%, during the three months ended September 30, 2021, as compared to the same period in 2020. The non-qualified deferred compensation plan increased G&A expenses by $1.3 million for the three months ended September 30, 2021, and by $0.3 million during the same period in 2020. Excluding the non-qualified deferred compensation expenses, G&A expense increased by approximately $7.4 million, primarily driven by higher personnel costs of $5.0 million and $2.1 million higher expense for professional services.
Total other (expense) income, net increased by $7.2 million, or 143.2%, during the three months ended September 30, 2021, as compared to the same period in 2020. Total other (expense) income, net for the three months ended September 30, 2021 includes a net loss of $0.3 million associated with the non-qualified deferred compensation plan. For the same period in 2020, other income, net includes a net gain of $6.0 million associated with the non-qualified deferred compensation plan. Excluding the impact of the non-qualified deferred compensation plan, total other (expense) income, net increased by $0.8 million, primarily due to higher fair value adjustment related to the contingent purchase price considerations.

Nine months ended September 30, 2021 compared to September 30, 2020

Total operating expenses increased by $16.3 million, or 339.2%, during the nine months ended September 30, 2021, as compared to the same period in 2020. The non-qualified deferred compensation plan increased operating expenses by $11.2 million for the nine months ended September 30, 2021, and by $2.8 million during the same period in 2020. Excluding the non-qualified deferred compensation expenses, operating expense increased by approximately $7.9 million, primarily driven by $6.7 million higher personnel costs and $1.1 million higher marketing costs to support business growth.
Total G&A expenses increased by $8.3 million, or 25.3%, during the nine months ended September 30, 2021, as compared to the same period in 2020. The non-qualified deferred compensation plan decreased G&A expenses by $0.1 million for the nine months ended September 30, 2021, and increased G&A expense by $0.7 million during the same period in 2020. Excluding the non-qualified deferred compensation expenses, G&A expense increased by approximately $2.5 million, primarily driven by higher personnel costs of $1.3 million and $1.1 million higher expense for professional services.
On June 24, 2021, we reached a settlement agreement with University of Pittsburgh Medical Center pertaining a lawsuit filed in the U.S. District Court for the Western District of Pennsylvania. Under the terms of the settlement agreement, we paid a total settlement amount of $41.5 million and recorded a settlement loss of $30.5 million for the nine months ended September 30, 2021.
Total other income (expense), net increased by $8.9 million, or 979.5%, during the nine months ended September 30, 2021, as compared to the same period in 2020. Total other income (expense), net for the nine months ended September 30, 2021 includes a net gain of $12.4 million associated with the non-qualified deferred compensation plan. For the same period in 2020, other income, net includes a net gain of $3.1 million associated with the non-qualified deferred compensation plan. Excluding the impact of the non-qualified deferred compensation plan, total other income (expense), net decreased by $0.4 million, primarily due to $1.7 million higher fair value adjustment related to the contingent purchase price considerations, offset by $1.3 million lower interest expense due to lower average outstanding balance and interest rates during 2021 as compared to 2020.
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
We historically experience a use of cash to fund working capital requirements during the first quarter of each fiscal year. This is primarily due to the seasonal accounting and tax services period under the Financial Services practice group, as well as payment of accrued employees' incentives programs. Upon completion of the seasonal accounting and tax services period, cash provided by operations during the remaining three quarters of the fiscal year substantially exceeds the use of cash in the first quarter of the fiscal year.
Accounts receivable balances increase in response to the first nine months revenue generated by the Financial Services practice group. A significant amount of this revenue is billed and collected in subsequent quarters. Days sales outstanding (“DSO”) from continuing operations represent accounts receivable and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve months daily revenue. We provide DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of our ability to collect on receivables in a timely manner. DSO was 88 days and 87 days at September 30, 2021 and 2020, respectively. DSO at December 31, 2020 was 72 days.
The following table presents selected cash flow information (in thousands). For additional details, refer to the accompanying Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$80,946	$81,796
Net cash used in investing activities	(70,728)	(9,491)
Net cash provided by (used in) financing activities	1,678	(94,058)
Net increase (decrease) in cash, cash equivalents and restricted cash	$11,896	$(21,753)

Operating Activities - Cash provided by operating activities was $80.9 million during the nine months ended September 30, 2021, primarily due to net income of $80.5 million and certain non-cash items, such as depreciation and amortization expense of $19.9 million, deferred income tax of $7.1 million, and stock-based compensation expense of $8.4 million. The cash inflow was offset by working capital use of $26.3 million. Cash provided by operating activities was $81.8 million during the nine months ended September 30, 2020, primarily due to $78.4 million of net income and certain non-cash items, such as depreciation and amortization expense, totaling $24.0 million. This cash inflow was offset by $20.6 million cash used to fund working capital needs.
Investing Activities - Cash used in investing activities during the nine months ended September 30, 2021 was $70.7 million and consisted primarily of $66.2 million used for business acquisitions, $6.5 million in capital expenditures, and $8.0 million net activity related to funds held for clients. The use of cash was offset by other investing activities, such as proceeds from sales of divested operations of $9.8 million. Cash used in investing activities during the nine months ended September 30, 2020 consisted primarily of $33.8 million net cash used for acquisitions, $9.5 million capital expenditures, offset by proceeds from sales and maturities of client fund investments of $33.0 million.
The balances in funds held for clients and client fund obligations can fluctuate with the timing of cash receipts and the related cash payments. The nature of these accounts is further described in Note 1, Organization and Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Financing Activities - Cash provided by financing activities during the nine months ended September 30, 2021 was $1.7 million and primarily consisted of $82.2 million in net proceeds from the credit facility, $8.4 million net increase in client fund obligations and $7.1 million proceeds from exercise of stock options, partially offset by $88.0 million in share repurchases and $7.9 million in contingent consideration payments related to prior acquisitions. Cash used in financing activities during the nine months ended September 30, 2020 primarily consisted of $57.5 million net decrease in client fund obligations, $34.1 million used to repurchase our common stock, as well as $11.2 million in contingent consideration payments related to prior acquisitions, partially offset by $4.5 million in net borrowings under our 2018 credit facility.
CAPITAL RESOURCES
Credit Facility - At September 30, 2021, we had $190.2 million outstanding under the 2018 credit facility as well as $3.4 million letters of credit. Available funds under the 2018 credit facility, based on the terms of the commitment, were approximately $201.6 million at September 30, 2021. The weighted average interest rate under the 2018 credit facility was 1.89% in the first nine months of 2021, compared to 2.46% for the same period in 2020. The 2018 credit facility allows for the allocation of funds for future strategic initiatives, including acquisitions and the repurchase of our common stock, subject to the terms and conditions of the 2018 credit facility.
Debt Covenant Compliance - We are required to meet certain financial covenants with respect to (i) total leverage ratio and (ii) a minimum fixed charge coverage ratio. We are in compliance with our financial covenants as of September 30, 2021. Our ability to service our debt and to fund future strategic initiatives will depend upon our ability to generate cash in the future. For further discussion regarding our 2018 credit facility and debt, refer to Note 4, Debt and Financing Arrangements, to the accompanying condensed consolidated financial statements.
Use of Capital - Our first priority for use of capital is to make strategic acquisitions. We also have the financing flexibility and the capacity to actively repurchase shares of our common stock. We believe that repurchasing shares of our common stock can be a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our stockholders. We have completed five acquisitions for $66.1 million in cash and $6.9 million in our common stock. We also repurchased 2.8 million shares of our common stock at a total cost of approximately $87.9 million during the nine months ended September 30, 2021. Refer to Note 11, Business Combinations, to the accompanying condensed consolidated financial statements for further discussion on acquisitions.
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
We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $3.4 million and $1.7 million at September 30, 2021 and December 31, 2020, respectively. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.3 million and $2.2 million at September 30, 2021 and December 31, 2020, respectively.
We have various agreements under which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by us under such indemnification clauses is generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2021, we are not aware of any material obligations arising under indemnification agreements that would require payment.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our floating rate debt under our 2018 credit facility exposes us to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which we could borrow funds under the credit facility. The balance outstanding under our credit facility at September 30, 2021 was $190.2 million, of which $105.2 million is subject to rate risk. If market rates were to increase or decrease 100 basis points from the levels at September 30, 2021, interest expense would increase or decrease approximately $1.1 million annually.
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
At September 30, 2021, we had three interest rate swaps with notional values, fixed rates of interest and expiration dates of (i) $20.0 million – 1.770% - May 2022, (ii) $15.0 million – 2.640% - June 2023, and (iii) $50.0 million – 0.885% - April 2025, respectively. Management will continue to evaluate the potential use of interest rate swaps as we deem appropriate under certain operating and market conditions. We do not enter into derivative instruments for trading or speculative purposes.
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
(b) Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent sales of unregistered securities
During the nine months ended September 30, 2021, approximately 66 thousand shares of our common stock were issued as payment for contingent consideration for previous acquisitions. The foregoing shares were issued in transactions not involving a public offering in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act. The persons to whom the shares were issued had access to full information about the Company and represented that they acquired the shares for their own account and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold, or otherwise transferred without having first been registered under the Securities Act or pursuant to an exemption from the Securities Act.

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
Shares repurchased under the Share Repurchase Program during the three months ended September 30, 2021 (reported on a trade-date basis) are summarized in the table below (in thousands, except per share data). Average price paid per share includes fees and commissions.

	Issuer Purchases of Equity Securities
Third Quarter Purchases	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
July 1 – July 31, 2021	—	$—	—	4,036
August 1 – August 31, 2021	332	$33.01	332	3,704
September 1 –September 30, 2021	318	$32.97	318	3,386
Third quarter purchases	650	$32.99	650

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

Item 6. Exhibits

10.1 *	Third Amendment to Loan Agreement by and among CBIZ Benefit and Insurance, Inc. and The Huntington National Bank

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments)
*    Indicates documents filed herewith.
**    Indicates document furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBIZ, Inc.
(Registrant)

Date:	October 29, 2021	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer