Form 10-K
period 2021-12-31
CBIZ, Inc.
filed 2022-02-25
CIK 944148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________
FORM 10-K
________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission file number 1-32961
________________________________________________________________
CBIZ, INC.
(Exact name of registrant as specified in its charter)
________________________________________________________________

Delaware				22-2769024
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

6801 Brecksville Rd.,	Door N.	Independence	Ohio	44131
(Address of principal executive offices)				(Zip Code)
(216) 447-9000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	CBZ	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued the audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the last sales price of such common stock as of the closing of trading on June 30, 2021, was approximately $1.66 billion.
The number of outstanding shares of the registrant’s common stock is 52,175,652 as of February 18, 2022.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2022 Annual Meeting of Stockholders.

CBIZ, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

PART I
ITEM 1. BUSINESS
Overview
CBIZ, Inc. is a leading national provider of financial, insurance and advisory services designed to help our clients and their businesses grow and succeed. Founded on the simple idea that growing businesses of all sizes wanted and needed access to best in class professional services with a personalized, local approach, CBIZ is now one of the largest accounting, insurance brokerage, financial and advisory services providers in the country. Over 25 years, CBIZ has grown to a team of approximately 6,000 professionals working through more than 100 offices located in 32 states and the District of Columbia. Shares of our common stock are traded on the New York Stock Exchange (“NYSE”) under the symbol “CBZ.”
Business Strategy
Since our founding in 1996, CBIZ set out to build a company that would provide a breadth of services and depth of expertise that is unmatched in our industries to assist our clients' with their most pressing needs and greatest opportunities. CBIZ pursued this vision by establishing a national platform of core services that our clients rely on to support their day-to-day business. Our core services include accounting, tax, government health care consulting, employee benefits, property and casualty insurance, payroll, human capital management, retirement plan services and a host of similar services. Over time, CBIZ strengthened this model by adding advisory services that help our clients with specialized needs they may have from time to time. These services include financial advisory, transaction advisory, risk advisory, valuation, technical accounting, litigation support, preparation for IPO, actuarial, executive search and compensation consulting services. This combination of the core essential services our clients rely on us to provide on a regular basis and the more specialized advisory services that our clients need from time to time are fundamental to our ability to perform well in both favorable and less favorable business climates.
Acquisitions are a key part of our growth strategy. We pursue acquisitions to: enter attractive geographic markets, strengthen our presence in an existing market, add services or deepen our expertise for our existing offerings, expand into higher growth industries and service niches and access top talent. We seek to acquire the most highly regarded, best in class financial, insurance, and advisory firms that demonstrate a desire for a greater national platform and enhanced client service capabilities, possess strong leadership, cultural fit and a client base with cross-serving potential.
Available Information - Our principal executive office is located at 6801 Brecksville Road, Door N, Independence, Ohio 44131, and our telephone number is (216) 447-9000. Our website is located at https://www.cbiz.com. We make available, free of charge on our website, through our investor relations page, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after we file (or furnish) such reports with the SEC. In addition, the SEC maintains an Internet Website that contains reports, proxy and information statements and other information about us at https://www.sec.gov. Our corporate code of conduct and ethics and the charters of the Audit Committee, the Compensation and Human Capital Committee and the Nominating and Governance Committee of the Board of Directors are available on the investor relations page of our website, referenced above, and in print to any shareholder who requests them.
Business Services - We deliver our services through the following three practice groups: Financial Services, Benefits and Insurance Services, and National Practices. A general description of the services provided by each practice group is presented in the table below.

Financial Services	Benefits and Insurance Services	National Practices
Accounting and Tax	Employee Benefits Consulting	Information Technology Managed Networking and Hardware Services
Financial Advisory	Payroll / Human Capital Management	Healthcare Consulting
Valuation	Property and Casualty Insurance
Risk and Advisory Services	Retirement and Investment Services
Government Healthcare Consulting

Financial Services
Financial Services is comprised of core accounting service including traditional accounting, tax compliance, advisory, and specialty services, like transaction and risk advisory services, litigation support, valuation, and federal and state government health care compliance and consulting. The leader of each service line reports to the President of Financial Services.
Restrictions imposed by independence requirements and state accountancy laws and regulations preclude us from rendering audit and attest services (other than internal audit services). As such, we maintain joint-referral relationships and administrative service agreements (“ASAs”) with independent licensed Certified Public Accounting (“CPA”) firms (the “CPA firms”) under which audit and attest services may be provided to our clients by such CPA firms. At December 31, 2021, we maintained ASAs with four CPA firms. Most of the members and/or stockholders of those CPA firms are also our team members, and we render services to the CPA firms as an independent contractor. One of our ASAs is with Mayer Hoffman McCann, P.C. (“Mayer Hoffman”), an independent national CPA firm headquartered in Kansas City, Missouri. Mayer Hoffman has 159 stockholders. Mayer Hoffman maintains an eight member board of directors. There are no board members of Mayer Hoffman who hold senior officer positions at CBIZ. Our association with Mayer Hoffman offers clients access to the multi-state resources and expertise of a national CPA firm. We also have an ASA with Myers and Stauffer LC (“MSLC”), an independent national governmental health care consulting firm headquartered in Kansas City, Missouri. MSLC has thirteen equity members, all of whom are also our team members. MSLC maintains a five member executive committee, none of whom hold senior officer positions at CBIZ. Although the ASAs do not constitute control, we are one of the beneficiaries of the agreements and may bear certain economic risks. As such, the CPA firms with which we maintain ASAs qualify as variable interest entities.
The ASAs have terms ranging up to 22 years, are renewable upon agreement by both parties, and have certain rights of extension and termination. Under these ASAs, we provide a range of services to the CPA firms, including (but not limited to): administrative functions such as office management, bookkeeping and accounting; preparing marketing and promotional materials; providing office space, computer equipment, systems support and administrative and professional staff. Services are performed in exchange for a fee. Fees earned by us under the ASAs are recorded as revenue in the accompanying Consolidated Statements of Comprehensive Income and totaled approximately $174.8 million, $159.4 million and $157.6 million for the years ended December 31, 2021, 2020 and 2019, respectively, a majority of which is related to services rendered to privately-held clients and governmental agencies. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to us is typically reduced on a proportional basis. Refer to Note 1, Basis of Presentation and Significant Accounting Policies, to the accompanying consolidated financial statements for further discussion.
Benefits and Insurance Services
Benefits and Insurance Services provides brokerage and consulting expertise for group health benefits and property and casualty insurance in addition to retirement plan advisory services, payroll, human capital management, and other related services. The leader for each service line reports to the President of Benefits and Insurance Services.
The Benefits and Insurance Services practice group maintains relationships with many different insurance carriers. We do not assume underwriting risk. Some of these carriers have compensation arrangements with us whereby some portion of payments due to the Company may be contingent upon meeting certain performance goals, or upon our providing client services that would otherwise be provided by the carriers. These compensation arrangements are provided to us as a result of our performance and expertise, and may result in enhancing our ability to access certain insurance markets and services on behalf of our clients. The aggregate compensation related to these arrangements received during the years ended December 31, 2021, 2020 and 2019 was less than 2% of consolidated CBIZ revenue for the respective periods.
National Practices
Our National Practices group provides two services: information technology focusing on managed networking and hardware services and healthcare consulting. The information technology business has been serving one client in the United States and Canada for more than 20 years.
The healthcare consulting business, with expertise in revenue management, reimbursement optimization and managed care contracting, serves hospitals and other healthcare providers.

Revenue
Revenue by practice group for the years ended December 31, 2021, 2020 and 2019 is provided in the table below (in thousands) along with a discussion of certain external relationships and regulatory factors that currently impact those segments.

	Year End December 31,
	2021		2020		2019
Financial Services	$734,026	66.4%	$629,778	65.3%	$616,567	65.0%
Benefits and Insurance Services	332,323	30.1%	297,758	30.9%	296,228	31.2%
National Practices	38,576	3.5%	36,361	3.8%	35,629	3.8%
Total CBIZ revenue	$1,104,925	100.0%	$963,897	100.0%	$948,424	100.0%
Our revenue growth model includes three components; internal organic growth, cross-serving additional services to our existing clients, and strategic acquisitions.
•We capitalize on organic growth opportunities by creating value for our clients to help them achieve their goals, take advantage of their greatest opportunities or address their biggest challenges. We focus on building long-term relationships with our clients. We do this by offering our clients a personalized service experience that is backed by national resources. This approach enables our clients to access a breadth of services locally and depth of expertise typically not available through smaller, regional professional services providers but with a more tailored client experience than what is delivered by many national firms. Our ability to coordinate services and offer more comprehensive solutions enables us to provide additional value to our clients.
•Cross-serving provides us with the opportunity to offer and deliver multiple services to our existing clients. Cross-serving opportunities are identified by our professionals as they provide services to our existing clients. Being our clients’ preferred partner allows us the opportunity to respond to our clients’ needs with diverse and integrated services and solutions.
•From the time of our founding, we have pursued growth through strategic acquisitions. We seek to acquire businesses that strengthen our existing service offerings, to add new services or specialties, enhance our expertise or expand capacity to better serve our clients and enter into or expand in desirable geographies and growing markets. Using clear criteria, we seek to identify, cultivate and pursue acquisitions that will make us a stronger company and position us for future growth. We prioritize positive market reputation, shared values and alignment of culture, commitment to exceptional client service, and strong leadership. In 2021, we completed six business acquisitions and purchased one client list. From time to time, we divest, through sale or closure, business operations that do not contribute to our long-term objectives for growth or are not critical to our service offerings or markets. In 2021, we sold one business in the Benefits and Insurance Services practice group. For further discussion regarding acquisitions and divestitures, refer to Note 18, Business Combinations, to the accompanying consolidated financial statements.
Clients
We provide multi-disciplinary and comprehensive solutions and professional services to over 93,000 clients across 25 industries. Our client base is made up of approximately 54,000 business clients and 39,000 individual clients. Our business client base is geographically dispersed across the country and includes small, middle market, and large businesses and organizations ranging from less than 10 to more than 10,000 employees. Our largest client comprised approximately 2.6% of our consolidated revenue in 2021 and is included in the National Practices group. Management believes that the diversity of our client base helps insulate us from a downturn in a particular industry or geographic market. Nevertheless, economic conditions among select clients and groups of clients may have an impact on the demand for the services that we provide.
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
We are subject to industry regulation and changes, including changes in laws, regulations, and codes of ethics governing our accounting, insurance, registered investment advisory and broker-dealer operations, as well as in other industries, the interpretation of which may impact our operations.
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
As of December 31, 2021, we are in compliance with all governmental and professional organizations regulations relevant to the services we provide.
Liability Insurance
We carry insurance policies, including those for commercial general liability, automobile liability, property, crime, professional liability, directors’ and officers’ liability, fiduciary liability, cyber liability, employment practices liability and workers' compensation, subject to prescribed state mandates. Excess liability coverage is carried over the underlying limits provided by the commercial general liability, directors’ and officers’ liability, professional liability, cyber liability, and automobile liability policies.

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
Human Capital
At CBIZ, our value proposition to our clients is the breadth of our services and the depth of expertise, including our unique ability to provide multi-disciplinary, coordinated solutions that respond to the complexity and uncertainty of today’s business environment. CBIZ brings value because of the talent, expertise and commitment of the over 6,000 professionals that make up our team nationwide.
We are diligent in our efforts to attract, retain and develop talent. Recruitment is managed through a combination of local and national teams based on a process that consistently and fairly utilizes best practices and various recruiting tools to source top talent. CBIZ recruiters cultivate relationships to establish strong networks of candidates, and are full life-cycle recruiters who stay with their candidates from first contact through their first 60 days as a CBIZ team member. Our recruiters source candidates through multiple channels including professional associations, career websites, community organizations and social media networks, as well as schools, universities and institutions with a special emphasis on those entities that attract a diverse population.
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
CBIZ is proud of its efforts to be a learning organization that provides opportunities for education, technical training, professional development, leadership development, and coaching and awareness at every step in a team member's career. These opportunities are offered through in-person, virtual and on-demand programs. Most recently, CBIZ expanded and enhanced our diversity and inclusion training and education for all team members and continues to introduce additional resources as we advance our own efforts in this area.
At the foundation of our culture and approach to employee experience and engagement is our core values. We recognize that our uncompromising commitment to our values starting with ‘we do the right thing’ is important to our people. CBIZ views our commitment to advancing diversity and inclusion as an extension of our core values. At CBIZ, diversity and inclusion is a business imperative as we strive to become an employer of choice for attracting, retaining and developing diverse talent.
CBIZ has been honored with numerous workplace awards based on feedback gathered directly from our team members. In 2021, CBIZ was awarded 93 workplace awards including 17 national awards and 19 health and wellness awards. A sample of the awards won include:

•2021 America’s Best Midsize Employers by Forbes – This is the fourth time we have received this award. 50,000 Americans working for businesses with at least 1,000 employees were surveyed to rate, on a scale of zero to 10, how likely they would be to recommend their employer to others. They were also asked to nominate organizations in industries outside their own.
•Top Workplaces USA 2021 - This inaugural award celebrates nationally recognized companies that make the world a better place to work together by prioritizing a people-centered culture and giving employees a voice. This award is based entirely on feedback from our team members.
•Top Workplaces in the Financial Services Industry 2021 – CBIZ was named a winner among other Financial Services organizations that exceeded award criteria.
•Vault Accounting 50 – CBIZ ranked in the Top 10 based on survey results and feedback from those who are CPAs in Financial Services.
•Best Places to Work in Insurance - We were selected and honored for the seventh consecutive year as a “Best Places to Work in Insurance” by Business Insurance magazine based on our commitment to attracting, developing and retaining great talent through employee benefits and other programs. We were recognized for this award based on core focus areas such as leadership and planning, corporate culture, communications, work environment and overall engagement.
•2021 Best and Brightest Companies in the Nation Top 101 - For the sixth year in a row, we were honored as a “Best and Brightest Company” by National Association of Business Resources ("NABR") based on our commitment to human resource practices and employee enrichment.
•2021 Best and Brightness in Wellness – We were honored by NABR, for the fifth consecutive time, as an organization that promotes a culture of wellness.
•Top Workplaces Culture Excellence Awards 2021 for Appreciation, Clue-in Leaders, Employee Value Proposition, Employee Wellbeing, Empowering Employees, Formal Training, Professional Development, Work-Life Flexibility – These first-time awards recognize outstanding organizations across business-relevant culture categories.
•2021 U.S. Insurance Awards Community Outreach Project of the Year – CBIZ was named a finalist by Business Insurance based on engagement with Dress for Success. CBIZ is a key corporate partner for Dress for Success through the CBIZ Women’s Advantage program.

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
We are dependent on the services of our executive officers, other key employees, and our staff, the loss of any of whom may have a material adverse effect on our business, financial condition and results of operations. Our success depends in large part upon the abilities and continued services of our executive officers, our business unit presidents, other key employees, and our staff members. In the course of business operations, employees may retire, resign and seek employment elsewhere, particularly in the current employment environment, given wage pressures and worker shortages. While most employees are bound in writing to agreements containing non-compete, non-solicit, confidentiality, and other restrictive covenants barring competitive employment, client acceptance, and solicitation of employees for a period of between one and ten years following their resignation, not all employees are subject to such restrictions, especially in jurisdictions that disfavor restrictive employment covenants. Moreover, courts outside of such jurisdictions are at times reluctant to enforce such covenants. In light of the competitive employment environment and risks related to the enforcement of restrictive covenants, we cannot assure you that we will be able to retain the services of such personnel. If we cannot retain the services of these personnel, there could be a material adverse effect on our business, financial condition and results of operations. In order to support our growth, we intend to continue to effectively recruit, hire, train and retain additional qualified personnel. Our inability to attract and retain necessary personnel to support our growth could have a material adverse effect on our business, financial condition and results of operations.
Restrictions imposed by independence requirements and conflict of interest rules, as well as the nature and terms of the ASAs, may limit our ability to provide services to clients of the attest firms with which we have contractual relationships and the ability of such attest firms to provide attestation services to our clients. Restrictions imposed by independence requirements and state accountancy laws and regulations preclude us from rendering audit and other attest services (other than internal audit services). As such, we and our subsidiaries maintain joint-referral relationships and ASAs with independent licensed CPA firms under which audit and other attest services may be provided to our clients by such CPA firms. The CPA firms are owned by licensed CPAs, a vast majority of whom are employed by us.
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
The ASAs do not provide us with control over the associated CPA firms, which are independent parties. As such, the continuation of the associations with these is subject to the terms and lengths of the various ASAs, and the ability of the parties to work cooperatively together. Our ability to provide non-attest services to clients that receive attest services from the associated CPA firms may be contingent on our ability to extend the ASAs as they expire, and the ability and willingness of the firms to retain their attest clients.
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
Our goodwill and other intangible assets could become impaired, which could lead to material non-cash charges against earnings and a material impact on our results of operations and statement of financial position. At December 31, 2021, the net carrying value of our goodwill and other intangible assets totaled $740.7 million and $100.0 million, respectively. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other, we assess these assets, including client lists, to determine if there is any indication of impairment. Significant negative industry or economic trends, disruptions to our business, adverse changes resulting from new governmental regulations, divestitures and sustained market capitalization declines may result in recognition of impairments. Any impairment of goodwill or intangible assets would result in a non-cash charge against current earnings, which could lead to a material impact on our results of operations and statements of financial position.
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
We may fail to realize the anticipated benefits of acquisitions, or they may prove disruptive and could result in the combined business failing to meet our expectations. The success of our acquisitions will depend, in part, on our ability to successfully integrate acquired businesses with current operations. If we are not able to successfully achieve this objective, the anticipated benefits of any acquisition may not be realized fully or at all or may take longer or cost more to realize than expected. The process of integrating operations may require a disproportionate amount of resources and management attention. Our management team may encounter unforeseen difficulties in managing integrations.
It is possible that the integration process could result in the loss of valuable employees, the disruption of each company’s ongoing business or inconsistencies in standards, controls, procedures, practices, and policies that could adversely impact our operations. Any substantial diversion of management attention or difficulties in operating the combined business could affect our revenues and ability to achieve operational, financial and strategic objectives.
We will incur transaction, integration, and restructuring costs in connection with our acquisition program. We have incurred and will continue to incur significant costs in connection with our acquisition program, including fees of our attorneys, accountants, and financial advisors. If acquisitions are consummated, we expect to incur additional costs associated with transaction fees and other costs related to the acquisitions. If acquisitions are not consummated, such costs may adversely affect our revenues and ability to achieve operational, financial and strategic objectives.
Governmental regulations and interpretations are subject to changes, which could have a material adverse effect on our financial condition. Changes in laws and regulations, or the interpretation and application thereof, could result in changes in the amount or the type of business services required by businesses and individuals, as well as our operational obligations under such legal or regulatory changes, which could have a material adverse effect on our financial condition and our operational, financial and strategic objectives. We cannot be sure that future laws and regulations will provide the same or similar opportunities for us to provide business consulting and management services to businesses and individuals, or to meet our operational, financial and strategic objectives.
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
Cyber-attacks or other security breaches involving our computer systems or the systems of one or more of our vendors could materially and adversely affect our business. Our systems, like others in the industries we serve, are vulnerable to cyber security risks, and we are subject to potential disruption caused by such activities. Corporations such as ours are subject to frequent attacks on their systems. Such attacks may have various goals, from seeking confidential information to causing operational disruption. Although to date such activities have not resulted in material disruptions to our operations or, to our knowledge, a material breach of any security or confidential information, no assurance can be provided that such material disruptions or a material breach will not occur in the future. Any significant violations of data privacy could result in the loss of business, litigation, regulatory investigations, penalties, ongoing expenses related to client credit monitoring and support, and other expenses, any of which could damage our reputation and adversely affect the growth of our business. While we have deployed resources that are responsible for maintaining appropriate levels of cyber security, and while we utilize third-party technology products and services to help identify, protect, and remediate our information technology systems and infrastructure against security breaches and cyber-incidents, our responsive and precautionary measures may not be adequate or effective to prevent, identify, or mitigate attacks by hackers, foreign governments, or other actors or breaches caused by employee error, malfeasance, or other disruptions. We are also dependent on security measures that some of our third-party vendors and customers are taking to protect their own systems and infrastructures. If our third-party vendors do not maintain adequate security measures, do not require their sub-contractors to maintain adequate security measures, do not perform as anticipated and in accordance with contractual requirements, or become targets of cyber-attacks, we may experience operational difficulties and increased costs, which could materially and adversely affect our business.
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
We could be held liable for errors and omissions. All of our business services entail an inherent risk of malpractice and other similar claims resulting from errors and omissions. Therefore, we maintain errors and omissions insurance coverage. Although we believe that our insurance coverage is adequate, we cannot be certain that actual future claims, judgments, settlements, or related legal expenses would not exceed the coverage amounts. If such judgments, settlements, or related legal expenses exceed insurance coverage by a material amount, they could have a material adverse effect on our business, financial condition and operating results. In addition, we cannot be certain that the different insurance carriers which provide errors and omissions coverage for different lines of our business will not dispute their obligation to cover a particular claim. If we have a large claim, or a large number of claims, on our insurance, the rates for such insurance may increase, and amounts expended in defense or settlement of these claims prior to exhaustion of deductible or self-retention levels may become significant, but contractual arrangements with clients may constrain our ability to incorporate such increases into service fees. Insurance rate increases, disputes by carriers over coverage questions, payments by us within deductible or self-retention limits, as well as any underlying claims or settlement of such claims, could have a material adverse effect on our business, financial condition and results of operations.
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
The business services industry is competitive and fragmented. If we are unable to compete effectively, our business, financial condition and results of operations may be negatively impacted. We face competition from a number of sources in the business services industry. Many of our competitors are large companies that may have greater financial, technical, marketing and other resources. Our principal competitors include financial and management consulting firms, the consulting practices of major accounting firms, local and regional business services companies, independent contractors, the in-house or former in-house resources of our clients, as well as new entrants into our markets. We cannot assure you that, as our industry continues to evolve, additional competitors will not enter the industry or that our clients will not choose to conduct more of their business services internally or through alternative business services providers. Although we monitor industry trends and respond accordingly, we cannot assure you that we will be able to anticipate and successfully respond to such trends in a timely manner. We cannot be certain that we will be able to effectively compete against current and future competitors, or that competitive pressure will not have a material adverse effect on our business, financial condition and results of operations.
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
We may be subject to the actions of activist shareholders. Our Board of Directors and management team are committed to acting in the best interest of all of our shareholders. We value constructive input from investors and regularly engage in dialogue with our shareholders regarding strategy and performance. Activist shareholders who disagree with the composition of the Board of Directors, our strategy or management approach may seek to effect change through various strategies and channels. Responding to shareholder activism can be costly and time-consuming, disrupt our operations, and divert the attention of management and our employees from our strategic initiatives. Activist campaigns can create perceived uncertainties as to our future direction, strategy, or leadership and may result in the loss of potential business opportunities, harm our ability to attract new employees, investors, and customers, and cause our stock price to experience periods of volatility or stagnation.
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

Rapid technological changes could significantly impact our competitive position, client relationships and operating results. The professional business services industry has been and continues to be impacted by significant technological changes and innovation, enabling companies to offer services competitive with ours. Those technological changes may (i) reduce demand for our services, (ii) enable the development of competitive products or services, or (iii) enable our current customers to reduce or bypass the use of our services. Additionally, rapid changes in artificial intelligence, block chain-based technology, automation and related innovations are increasing the competitiveness landscape. We may not be successful in anticipating or responding to these changes and demand for our services could be further reduced by advanced technologies being deployed by our competitors. The effort to gain technological expertise and develop new technologies in our business may require us to incur significant expenses. In some cases, we depend on key vendors and partners to provide technology and other support. If these third parties fail to perform their obligations or cease to work with us, our ability to execute on our strategic initiatives could be adversely affected.
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

We may not be able to acquire and finance additional businesses which may limit our ability to pursue our business strategy. We acquired six businesses and one client list during 2021, and maintain a healthy pipeline of potential businesses for acquisition. Strategic acquisitions are part of our growth strategy, and it is our intention to selectively acquire businesses or client lists that are complementary to existing service offerings in our target markets. However, we cannot be certain that we will be able to continue identifying appropriate acquisition candidates and acquire them on satisfactory terms, and we cannot be assured that such acquisitions, even if completed, will perform as expected or will contribute significant synergies, revenues or profits. In addition, we may also face increased competition for acquisition opportunities, which may inhibit our ability to complete transactions on terms that are favorable to us. As discussed above, there are certain provisions under our credit facility that may limit our ability to acquire additional businesses. In the event that we are not in compliance with certain covenants as specified in our credit facility, we could be restricted from making acquisitions, restricted from borrowing funds from our credit facility for other uses, or required to pay down the outstanding balance on the line of credit. However, management believes that funds available under the credit facility, along with cash generated from operations, will be sufficient to meet our liquidity needs, including planned acquisition activity in the foreseeable future. To the extent we are unable to find suitable acquisition candidates, an important component of our growth strategy may not be realized.
We require a significant amount of cash for interest payments on our debt and to expand our business as planned. At December 31, 2021, our debt consisted primarily of $155.3 million in principal amount outstanding under our $400 million unsecured credit facility (the “2018 credit facility” or the “credit facility”). Our debt requires us to dedicate a portion of our cash flow from operations to pay interest on our indebtedness, thereby reducing the funds available to use for acquisitions, capital expenditures and general corporate purposes. Our ability to make interest payments on our debt, and to fund acquisitions, will depend upon our ability to generate cash in the future. Insufficient cash flow could place us at risk of default under our debt agreements or could prevent us from expanding our business as planned. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our credit facility in an amount sufficient to enable us to fund our other liquidity needs. Volatility in interest rates from monetary policy or economic conditions could increase expenses, cause uncertainty and impact our ability to pay interest on our indebtedness. Refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for further information regarding interest rate risk.
The interest rates under our 2018 credit facility and related interest rate swaps may be impacted by the phase-out of LIBOR. The London Interbank Offered Rate (“LIBOR”) was historically the basic rate of interest used in lending between banks on the London interbank market and was widely used as a reference for setting the interest rates on loans globally. We currently use LIBOR as a reference rate to calculate interest rates under our credit facility. In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced its intention to phase out LIBOR by the end of 2021. In 2021, the ICE Benchmark Administration announced that publication of 1-week and 2-month LIBOR would cease on December 31, 2021, with all other tenors to cease by June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has recommended the use of the Secured Overnight Financing Rate (“SOFR”) as an alternative reference rate to replace LIBOR. SOFR is calculated using short-term repurchase agreements backed by Treasury securities. SOFR is observed and backward looking, unlike LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR also may be more volatile than LIBOR. Other alternative rates, such as Bloomberg Short-Term Bank Yield Index ("BSBY"), are gaining market traction. When LIBOR ceases to exist, we may need to amend our 2018 credit facility and related interest rate swaps to replace LIBOR with an agreed upon replacement index, and certain of the interest rates under our 2018 credit facility may change. The new rates may not be as favorable to us as those in effect prior to any LIBOR phase-out. We may also find it desirable to engage in more frequent interest rate hedging transactions.
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
The future issuance of additional shares could adversely affect the price of our common stock. Future sales or issuances of common stock, including those related to the uses described below, or the perception that sales could occur, could adversely affect the market price of our common stock and dilute the percentage ownership held by our stockholders. We have authorized 250.0 million shares of common stock, and have approximately 52.0 million shares of common stock outstanding at January 31, 2022. A substantial number of these shares have been issued in connection with acquisitions. As part of many acquisition transactions, shares are contractually restricted from sale for a one-year period, and as of January 31, 2022, approximately 0.1 million shares of our common stock were under lock-up contractual restrictions that expire by December 31, 2022. We cannot be sure when sales by holders of our stock will occur, how many shares will be sold or the effect that sales may have on the market price of our common stock.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
Our corporate headquarters are located at 6801 Brecksville Road, Door N, Independence, Ohio 44131, in leased premises. We lease more than 100 offices in 32 states and the District of Columbia and believe that our current facilities are sufficient for our current needs.
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
Holders of Record - The number of holders of our common stock based on record ownership as of December 31, 2021 was approximately 2,264.
Dividends - Historically, we have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Refer to Note 9, Debt and Financing Arrangements, to the accompanying consolidated financial statements for information relating to restrictions on declaring or making dividend payments under our 2018 credit facility.
Recent Sales of Unregistered Securities - During the year ended December 31, 2021, we issued approximately 316 thousand shares of our common stock as payment for contingent consideration for current year and previous acquisitions. The above referenced shares were issued in transactions not involving a public offering in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act. The persons to whom the shares were issued had access to full information about the Company and represented that they acquired the shares for their own account and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold, or otherwise transferred without having first been registered under the Securities Act or pursuant to an exemption from the Securities Act.
Issuer Purchases of Equity Securities - Shares repurchased during the three months ended December 31, 2021 (reported on a trade-date basis) are summarized in the table below (in thousands, except per share data). Average price paid per share includes fees and commissions.

	Issuer Purchases of Equity Securities
Fourth Quarter Purchases	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
October 1 – October 31, 2021	299	$35.04	299	3,087
November 1 – November 30, 2021	27	$37.38	27	3,060
December 1 – December 31, 2021	—	$—	—	3,060
	326	$35.24	326
Refer to Note 13, Common Stock, to the accompanying consolidated financial statements for future discussion on the Share Repurchase Program.
Performance Graph - The graph below matches the cumulative five-year total return of holders of CBIZ, Inc.’s common stock with the cumulative total returns of the S&P 500 index, the Russell 2000 index and a customized peer group of five companies that includes: Brown & Brown, Inc., H & R Block, Inc., Paychex, Inc., Resources Connection, Inc. and Willis Towers Watson Plc. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2016 and tracks it through December 31, 2021.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among CBIZ, Inc., the S&P 500 Index, the Russell 2000 Index, and a Peer Group

$300.00
$250.00
$200.00
$150.00
$100.00
2016
2017
2018
2019
2020
2021
CBIZ, Inc.
S&P 500
Russell 2000
Peer Group

*$100 invested on December 31, 2016 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2022 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2022 Russell Investment Group. All rights reserved.

	2016	2017	2018	2019	2020	2021
CBIZ, Inc.	$100.00	$112.77	$143.80	$196.79	$194.23	$285.55
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
Russell 2000	100.00	114.65	102.02	128.06	153.62	176.39
Peer Group	100.00	118.61	120.29	159.22	173.48	238.69
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to, and should be read in conjunction with, our consolidated financial statements included elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management’s expectations. Please see the sections of this report entitled “Forward-Looking Statements” and “Risk Factors.” This section generally discusses the results of operations for fiscal year 2021 compared to fiscal year 2020. For discussion related to the results of operations and changes in financial conditions for fiscal year 2020 compared to fiscal year 2019 refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2020 as filed SEC on February 26, 2021.
EXECUTIVE SUMMARY
Financial Year in Review - Revenue of $1,104.9 million in 2021 grew $141.0 million, or 14.6%, from revenue of $963.9 million in 2020. Same-unit revenue increased by $74.3 million, or 7.7%, while acquisitions, net of divestitures, contributed $66.7 million to revenue, or 6.9%. A detailed discussion of revenue by practice group is included under “Operating Practice Groups.” Income from continuing operations in 2021 decreased $7.4 million, or 9.5%, to $70.9 million from $78.3 million in 2020. Refer to “Results of Operations - Continuing Operations” for a detailed discussion of the components of income from continuing operations. Earnings per diluted share from continuing operations were $1.32 in 2021, compared to $1.42 in 2020, with a fully diluted weighted average share count of 53.7 million shares in 2021, compared to 55.4 million shares in 2020.
Strategic Use of Capital - Our first priority for the use of capital is to make strategic acquisitions. We completed the following six acquisitions in 2021:
◦Effective January 1, 2021, we acquired substantially all the assets of Middle Market Advisory Group (“MMA”). MMA, based in Englewood, Colorado, is a provider of tax compliance and consulting services to middle market companies and family groups in the real estate, automotive, technology and SAAS, construction, and manufacturing industries.
◦Effective April 1, 2021, we acquired substantially all the assets of Wright Retirement Services, LLC ("Wright"). Wright, located in Valdosta, Georgia, specializes in third party administration services for retirement plan sponsors.
◦Effective May 1, 2021, we acquired substantially all of the non-attest assets of Bernston Porter & Company, PLLC ("BP"). BP, based in Bellevue, Washington, is a provider of comprehensive accounting and financial consulting services including tax, forensic, economic and valuation services and transaction services to a wide range of industries with specialties including construction, real estate, hospitality, manufacturing and technology.
◦Effective June 1, 2021, we acquired all of the issued and outstanding membership interests of Schramm Health Partners, LLC dba Optumas ("Optumas"). Optumas, based in Scottsdale, Arizona, is a provider of actuarial services to state government health care agencies to assist in the administration of Medicaid programs.
◦Effective September 1, 2021, we acquired all of the non-attest assets of Shea Labagh Dobberstein ("SLD"). SLD, based in San Francisco, California, is a provider of professional accounting, tax and advisory services to privately held businesses, individuals and nonprofit organizations.
◦Effective December 1, 2021, we acquired substantially all the assets of Kenneth Weiss & Company, P.C. dba Weiss & Company (“Weiss”). Weiss, based in San Diego, California, is a provider of tax compliance and consulting services to family groups and individuals.
Refer to Note 18, Business Combinations, to the accompanying consolidated financial statements for further discussion on acquisitions.
We also have the financing flexibility and the capacity to actively repurchase shares of our common stock. We believe that repurchasing shares of our common stock is a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our shareholders. On February 10, 2022, the CBIZ Board of Directors authorized the purchase of up to 5.0 million shares of our common stock under our Share Repurchase Program (the “Share Repurchase Program”), which may be suspended or discontinued at any time and expires on March 31, 2023. The shares may be purchased (i) in the open market, (ii) in privately negotiated transactions, or (iii) under Rule 10b5-1 trading plans, which may include purchases from our employees, officers and directors, in accordance with SEC rules.  CBIZ management will determine the timing and amount of the transaction based on its evaluation of market conditions and other factors.
Pursuant to previously authorized share repurchase programs, we repurchased 3.0 million shares of our common stock in the open market at a total cost of approximately $96.4 million in 2021 and 2.3 million shares at a total cost of approximately $57.6 million in 2020. Refer to Note 13, Common Stock, to the accompanying consolidated financial statements for further discussion on the Share Repurchase Program.
Recent Accomplishments and Other Events
Workplace Awards - In 2021, we were honored and recognized for 93 various national and local market awards. A sample of the awards won include:
•2021 America’s Best Midsize Employers by Forbes – This was the fourth time we have received this award. 50,000 Americans working for businesses with at least 1,000 employees were surveyed to rate, on a scale of zero to 10, how likely they would be to recommend their employer to others. They were also asked to nominate organizations in industries outside their own.
•Top Workplaces USA 2021 - This inaugural award celebrates nationally recognized companies that make the world a better place to work together by prioritizing a people-centered culture and giving employees a voice. This award is based entirely on feedback from our team members.
•Top Workplaces in the Financial Services Industry 2021 – CBIZ was named a winner among other Financial Services organizations that exceeded award criteria.
•Vault Accounting 50 – CBIZ ranked in the Top 10 based on survey results and feedback from those who are CPAs in Financial Services.
•Best Places to Work in Insurance - We were selected and honored for the seventh consecutive year as a “Best Places to Work in Insurance” by Business Insurance magazine based on our commitment to attracting, developing and retaining great talent through employee benefits and other programs. We were recognized for this award based on core focus areas such as leadership and planning, corporate culture, communications, work environment and overall engagement.
•2021 Best and Brightest Companies in the Nation Top 101 - For the sixth year in a row, we were honored as a “Best and Brightest Company” by National Association of Business Resources ("NABR") based on our commitment to human resource practices and employee enrichment.
•2021 Best and Brightness in Wellness – We were honored by NABR, for the fifth consecutive time, as an organization that promotes a culture of wellness.
•Top Workplaces Culture Excellence Awards 2021 for Appreciation, Clue-in Leaders, Employee Value Proposition, Employee Wellbeing, Empowering Employees, Formal Training, Professional Development, Work-Life Flexibility – These first-time awards recognize outstanding organizations across business-relevant culture categories.
•2021 U.S. Insurance Awards Community Outreach Project of the Year – CBIZ was named a finalist by Business Insurance based on engagement with Dress for Success. CBIZ is a key corporate partner for Dress for Success through the CBIZ Women’s Advantage program.
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
Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on July 1, 2020, revenue for the period January 1, 2021 through

June 30, 2021 would be reported as revenue from acquired businesses whereas revenue for the periods from July 1 through December 31 of both years would be reported as same-unit revenue. Divested operations represent operations that did not meet the criteria for treatment as discontinued operations. Those businesses that have met the requirements to be treated as a discontinued operation are eliminated from continuing operations for all periods presented below.
Revenue
The following table summarizes total revenue for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	Percent	2020	Percent
	(Amounts in thousands, except percentages)
Financial Services	$734,026	66.4%	$629,778	65.3%
Benefits and Insurance Services	332,323	30.1%	297,758	30.9%
National Practices	38,576	3.5%	36,361	3.8%
Total CBIZ revenue	$1,104,925	100.0%	$963,897	100.0%
A detailed discussion of same-unit revenue by practice group is included under “Operating Practice Groups.”
Non-qualified Deferred Compensation Plan - We sponsor a non-qualified deferred compensation plan ("NQDCP"), under which a CBIZ employee’s compensation deferral is held in a rabbi trust and invested accordingly as directed by the employee. Income and expenses related to the deferred compensation plan are included in “Operating expenses,” “Gross margin” and “Corporate General & Administrative expenses” and are directly offset by deferred compensation gains or losses in “Other income (expense), net” in the accompanying Consolidated Statements of Comprehensive Income. The deferred compensation plan has no impact on “Income from continuing operations before income tax expense” or diluted earnings per share from continuing operations.
Income and expenses related to the deferred compensation plan for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(Amounts in thousands)
Operating expenses	$17,317	$13,806
Corporate general and administrative expenses	$2,168	$1,587
Other income, net	$19,485	$15,393
Excluding the impact of the above-mentioned income and expenses related to the deferred compensation plan, the operating results for the years ended December 31, 2021 and 2020:

	Year Ended December 31,				Year Ended December 31,
	2021				2020
	(Amounts in thousands, except percentages)
	As Reported	NQDCP	Adjusted	% of Revenue	As Reported	NQDCP	Adjusted	% of Revenue
Gross margin	$159,290	$17,317	$176,607	16.0%	$138,546	$13,806	$152,352	15.8%
Operating income	72,672	19,485	92,157	8.3%	92,480	15,393	107,873	11.2%
Other income (expense), net	18,241	(19,485)	(1,244)	(0.1)%	16,500	(15,393)	1,107	0.1%
Income from continuing operations before income tax expense	93,040	—	93,040	8.4%	103,488	—	103,488	10.7%

Operating Expenses
The following table presents our operating expenses for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(Amounts in thousands, except percentages)
Operating expenses	$945,635	$825,351
Operating expenses % of revenue	85.6%	85.6%
Operating expenses excluding deferred compensation	$928,318	$811,545
Operating expenses excluding deferred compensation % of revenue	84.0%	84.2%
Our operating expenses increased by $120.3 million. Operating expense as a percentage of revenue remained unchanged at 85.6% of revenue in 2021 as compared to 85.6% of revenue for the prior year. The non-qualified deferred compensation plan increased operating expenses by $17.3 million and $13.8 million in 2021 and 2020, respectively. Excluding the impact of the non-qualified deferred compensation plan, which was recorded in "Corporate and Other" for segment reporting purposes, operating expenses would have been $928.3 million, or 84.0% of revenue, in 2021 compared to $811.5 million, or 84.2% of revenue, in 2020.
The majority of our operating expenses relate to personnel costs, which includes (i) salaries and benefits, (ii) commissions paid to producers (iii) incentive compensation and (iv) share-based compensation. Excluding the impact of non-qualified deferred compensation plan, which was recorded in "Corporate and Other" for segment reporting purposes, operating expense increased by approximately $116.8 million in 2021 as compared to 2020, primarily driven by $100.2 million higher personnel cost, of which acquisitions contributed approximately $48.0 million to personnel costs increases, $4.0 million higher computer and facility related costs, $3.9 million higher depreciation and amortization expense, $2.0 million higher marketing expense, as well as $1.0 million higher professional fees, offset by $1.4 million lower bad debt expense. Other discretionary spending increased by approximately $7.1 million to support the growth in business activities. Personnel costs and other operating expenses are discussed in further detail under “Operating Practice Groups.”
Corporate General & Administrative Expenses
The following table presents our Corporate General & Administrative (“G&A”) expenses for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(Amounts in thousands, except percentages)
G&A expenses	$56,150	$46,066
G&A expenses % of revenue	5.1%	4.8%
G&A expenses excluding deferred compensation	$53,982	$44,479
G&A expenses excluding deferred compensation % of revenue	4.9%	4.6%
Our G&A expenses increased by approximately $10.1 million, or 21.9%, in 2021 compared to 2020, and increased to 5.1% of revenue from 4.8% of revenue for the prior year. The non-qualified deferred compensation plan increased G&A expenses by $2.2 million in 2021, and by $1.6 million in 2020. Excluding the impact of the deferred compensation plan, which was recorded in "Corporate and Other" for segment reporting purposes, G&A expenses would have been $54.0 million, or 4.9% of revenue, in 2021 compared to $44.5 million, or 4.6% of revenue, in 2020. Excluding the impact of the non-qualified deferred compensation plan, which was recorded in "Corporate and Other" for segment purposes, G&A expense increased by $9.5 million in 2021 as compared to prior year, primarily attributable to $4.6 million higher personnel costs and $3.8 million higher professional fees in 2021 as compared to 2020.
Legal Settlement, net

On June 24, 2021, we reached a settlement agreement with University of Pittsburgh Medical Center pertaining a lawsuit filed in the U.S. District Court for the Western District of Pennsylvania. Under the terms of the settlement agreement, we paid a total settlement amount of $41.5 million and recorded a settlement loss of $30.5 million for the twelve months ended December 31, 2021.
Other Income, net
The following table presents our Other income, net for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(Amounts in thousands)
Interest expense	$(3,868)	$(4,983)
Gain (loss) on sale of operations, net	5,995	(509)
Other income, net (1)	18,241	16,500
Total other income, net	$20,368	$11,008
(1)Other income, net includes a net gain of $19.5 million in 2021 and a net gain of $15.4 million in 2020, associated with the value of investments held in a rabbi trust related to the deferred compensation plan, which was recorded in "Corporate and Other" for segment reporting purposes. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan are offset by a corresponding increase or decrease to compensation expense, which is recorded as “Operating expenses” and “G&A expenses” in the accompanying Consolidated Statements of Comprehensive Income. The deferred compensation plan has no impact on “Income from continuing operations before income tax expense” or diluted earnings per share from continuing operations.
Interest Expense - Our primary financing arrangement is the 2018 credit facility. Interest expense was $3.9 million in 2021, compared to $5.0 million in 2020. Our average debt balance and weighted average interest rate was $161.0 million and 1.88%, respectively, in 2021, compared to $152.3 million and 2.45%, respectively, in 2020. Our debt is further discussed in Note 9, Debt and Financing Arrangements, to the accompanying consolidated financial statements.
Gain (loss) on Sale of Operations, net – We sold a small book of business and a business unit in the Benefit and Insurance practice group during the twelve months ended December 31, 2021. Total proceeds from the sales were $9.7 million. Net gain from the sales were approximately $6.0 million. We sold a small book of business in the Benefit and Insurance practice group and two small accounting firms in the Financial Services practice group during 2020. The proceeds and net gain from such sales were immaterial.
Other Income, net - The majority of “Other income, net” consists of net gains and losses associated with the value of the non-qualified deferred compensation plan as discussed above, as well as net adjustments to the fair value of our contingent purchase price liability related to prior acquisitions. Other income of $18.2 million in 2021 included a $19.5 million net gain related to the deferred compensation plan, partially offset by $2.4 million net increase to the fair value of the contingent purchase price liability due to $1.8 million net present value adjustment and $0.5 million stock price adjustment. Other income of $16.5 million in 2020 consisted of a net gain of $15.4 million related to the deferred compensation plan as well as a $0.6 million net decrease to the fair value of the contingent purchase price liability.
Income Tax Expense
The following table presents our income tax expense for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(Amounts in thousands, except percentages)
Income tax expense	$22,129	$25,141
Effective tax rate	23.8%	24.3%
The decrease in income tax expense from 2020 to 2021 was primarily driven by lower pre-tax income. The decrease in the effective tax rate from 2020 to 2021 was primarily attributable to an increase in the tax benefit recognized in 2021 compared to 2020 related to stock-based compensation.

GAAP RECONCILIATION
Income from Continuing Operations to Non-GAAP Financial Measure (1)

	Year Ended December 31,
	2021	2020
	(Amounts in thousands)
Income from continuing operations	$70,911	$78,347
Interest expense	3,868	4,983
Income tax expense	22,129	25,141
(Gain) loss on sale of operations, net	(5,995)	509
Legal settlement, net	30,468	—
Depreciation	10,781	9,568
Amortization	16,297	13,571
Adjusted EBITDA	$148,459	$132,119
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
Financial Services

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue
Same-unit	$685,920	$627,500	$58,420	9.3%
Acquired businesses	48,106	—	48,106
Divested operation	—	2,278	(2,278)
Total revenue	734,026	629,778	104,248	16.6%
Operating expenses	608,238	525,209	83,029	15.8%
Gross margin / Operating income	$125,788	$104,569	$21,219	20.3%
Total other expense, net	(26)	(350)	$324	(92.6)%
Income from continuing operations before income tax expense	$125,762	$104,219	$21,543	20.7%
Gross margin percentage	17.1%	16.6%
The Financial Services practice group revenue in 2021 grew by 16.6% to $734.0 million from $629.8 million in 2020. Same-unit revenue grew by $58.4 million, or 9.3%, across all service lines, primarily driven by a $34.3 million increase from those units that provide traditional accounting and tax-related services, and $20.0 million increase from those units that provide project-oriented advisory services, as well as $3.7 million increase in government healthcare compliance business. The impact of the acquired businesses, net of divestitures, contributed $45.8 million or 6.2%, of 2021 revenue. We provide a range of services to affiliated CPA firms under ASAs. Fees earned under the ASAs are recorded as revenue in the accompanying Consolidated Statements of Comprehensive Income and were $174.8 million and $159.4 million in 2021 and 2020, respectively.

Operating expenses increased by $83.0 million in 2021 as compared to 2020, primarily as a result of $75.5 million, or 17.1%, higher personnel costs, of which acquisitions contributed approximately $35.4 million to the increase. In addition, other operating expenses, including marketing, recruiting, professional services, technology, facilities, travel and entertainment, depreciation and amortization expenses increased by $7.9 million to support the business growth. The increase in personnel costs and other operating expenses was partially offset by approximately $3.4 million lower bad debt expense. In the first half of 2020, due to the COVID-19 pandemic, we recorded bad debt expense of $2.2 million, which did not recur in 2021. Operating expense as a percentage of revenue remained relatively flat at 82.9% in 2021 and 83.4% in 2020.
Benefits and Insurance Services

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue
Same-unit	$309,637	$295,965	$13,672	4.6%
Acquired businesses	22,686	—	22,686
Divested operation	—	1,793	(1,793)
Total revenue	332,323	297,758	34,565	11.6%
Operating expenses	271,650	248,357	23,293	9.4%
Gross margin / Operating income	$60,673	$49,401	$11,272	22.8%
Total other income, net	$7,111	$265	$6,846	N/M
Income from continuing operations before income tax expenses	$67,784	$49,666	$18,118	36.5%
Gross margin percentage	18.3%	16.6%
The Benefits and Insurance Services practice group revenue in 2021 grew by 11.6% to $332.3 million from $297.8 million in 2020, primarily driven by $20.9 million of incremental revenue from the acquisition of businesses, net of divestitures. Same-unit revenue increased by $13.7 million, or 4.6% in 2021 across almost all service lines, particularly in property and casualty services, employee benefit services, retirement services, and other project based services. Operating expenses increased by $23.3 million in 2021 primarily due to $16.5 million, or 8.5%, in higher personnel costs as result of acquisitions, which contributed approximately $12.6 million to the increase in 2021 as well as investment in new sales producers. Bad debt expense increased by $2.1 million as a result of direct write-off of certain commission receivables deemed uncollectible. In addition to the increases in personnel cost and bad debt expense, other operating expenses, including marketing, commission, technology, depreciation and amortization increased by approximately $4.5 million to support the increased business activities. Operating expense as a percentage of revenue decreased to 81.7% in 2021 from 83.4% in 2020.
National Practices

	Year Ended December 31,
	2021	2020
	(Amounts in thousands, except percentages)
Revenue
Same-unit	$38,576	$36,361
Operating expenses	34,494	32,637
Gross margin / Operating income	$4,082	$3,724
Total other income, net	$3	$1
Income from continuing operations before income tax expenses	$4,085	$3,725
Gross margin percentage	10.6%	10.2%
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

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating expenses	$31,253	$19,148	$12,105	63.2%
Corporate general and administrative expenses	56,150	46,066	$10,084	21.9%
Legal settlement, net	30,468	—	$30,468	N/M
Operating loss	$(117,871)	$(65,214)	$(52,657)	80.7%
Total other income, net	13,280	11,092	$2,188	19.7%
Loss from continuing operations before income tax expenses	$(104,591)	$(54,122)	$(50,469)	93.3%
Total operating expenses increased by $12.1 million, or 63.2% in 2021 as compared to 2020. The non-qualified deferred compensation plan increased operating expenses by $17.3 million in 2021, and by $13.8 million in 2020. Excluding the non-qualified deferred compensation expenses, operating expense increased by approximately $8.6 million, primarily driven by $7.7 million higher personnel costs and $1.2 million higher marketing costs to support business growth.
Total corporate general and administrative expenses increased by $10.1 million, or 21.9% in 2021, as compared to 2020. The non-qualified deferred compensation plan increased corporate general and administrative expenses by $2.2 million in 2021, and by $1.6 million in 2020. Excluding the non-qualified deferred compensation expenses, corporate general and administrative expense increased by approximately $9.5 million, primarily driven by higher personnel costs of $4.6 million and $3.3 million higher expenses for professional services incurred to support merger and acquisition activities. In addition, technology and other corporate general and administrative expenses increased by approximately $1.4 million compared to 2020 to support the business growth.
On June 24, 2021, we reached a settlement agreement with University of Pittsburgh Medical Center pertaining a lawsuit filed in the U.S. District Court for the Western District of Pennsylvania. Under the terms of the settlement agreement, we paid a total settlement amount of $41.5 million and recorded a settlement loss of $30.5 million in 2021.
Total other income, net increased by $2.2 million, or 19.7% in 2021, as compared to 2020. Total other income, net includes a net gain of $19.5 million and $15.4 million associated with the non-qualified deferred compensation plan in 2021 and 2020, respectively. Excluding the impact of the non-qualified deferred compensation plan, total other income, net would have been an expense of $6.2 million in 2021 and an expense of $4.3 million in 2020, an net increase in expense of approximately $1.9 million, primarily due to $3.0 million higher fair value adjustment related to the contingent purchase price considerations, offset by $1.1 million lower interest expense due to lower weighted average interest rates during 2021 as compared to 2020.
LIQUIDITY AND CAPITAL RESOURCES
The following table is derived from our Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2021	2020
Net cash provided by operating activities	$131,154	$146,845
Net cash used in investing activities	(82,010)	(46,406)
Net cash used in financing activities	(69,005)	(76,609)
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
Accounts receivable balances increase in response to the increase in revenue generated by the Financial Services practice group during the first four months of the year. A significant amount of this revenue is billed and collected in subsequent quarters. Days sales outstanding (“DSO”) from continuing operations represent accounts receivable and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve months daily revenue. DSO was 71 days as of December 31, 2021 and 72 days as of December 31, 2020. We provide DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of our ability to collect on receivables in a timely manner.
Cash Provided by Operating Activities
2021 compared to 2020 - Cash provided by operating activities was $131.2 million during 2021, primarily contributed to net income of $70.9 million and certain non-cash items, such as depreciation and amortization expense of $27.1 million, share-based compensation expense of $11.4 million, deferred income tax of $9.2 million, bad debt expense of $3.1 million, adjustment to the fair value of contingent purchase consideration of $2.4 million, as well as $13.3 million of cash generated from working capital management. The $15.7 million decrease in cash provided by operating activities in 2021 as compared to 2020 was primarily due to a net decrease of $19.3 million in cash generated from working capital of which approximately $23.8 million was attributable to the increase in accounts receivable as a result of higher revenue, $10.6 million was attributable decrease in other liabilities as a result of payment of deferred FICA taxes, offset by approximately $16.8 million increase in accounts payable and accrued personnel costs. In addition, the decrease in cash provided by operating activities in 2021 as compared to 2020 was partially attributable to $7.4 million lower net income as a result, among other items, $30.5 million legal settlement loss.
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
2021 - Net cash used in investing activities in 2021 consisted primarily of $66.7 million related to business acquisitions and $9.0 million in capital expenditures, offset by $12.1 million net proceeds from sales and maturities of client funds.

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
2021 - Net cash used in financing activities in 2021 consisted primarily of $100.5 million of share repurchases, a net decrease of $8.9 million in client fund obligations, and $14.1 million of contingent consideration payments for prior acquisitions, partially offset by $7.3 million in proceeds from the exercise of stock options and $47.3 million net proceeds from borrowings under our 2018 credit facility.
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
CAPITAL RESOURCES
The following table presents our capital structure (in thousands):

	December 31,
	2021	2020
Bank debt	$155,300	$108,000
Stockholders' equity	704,548	702,620
Total capital	$859,848	$810,620
Credit Facility - Our primary financing arrangement is the $400.0 million unsecured credit facility, by and among CBIZ Operations, Inc., CBIZ, Inc. and Bank of America, N.A., as administrative agent and bank, and other participating banks, which provides us with the capital necessary to meet our working capital needs as well as the flexibility to continue with our strategic initiatives, including business acquisitions and share repurchases and matures in 2023.  At December 31, 2021, we had $155.3 million outstanding under the credit facility, as well as letters of credit and performance guarantees totaling $5.6 million. Available funds under the credit facility, based on the terms of the commitment, were approximately $234.5 million at December 31, 2021. The weighted average interest rate under the credit facility was 1.88% in 2021 and 2.45% in 2020. The credit facility allows for the allocation of funds for future strategic initiatives, including acquisitions and the repurchase of our common stock, subject to the terms and conditions of the credit facility.
Debt Covenant Compliance - We are required to meet certain financial covenants with respect to (i) total leverage ratio and (ii) a minimum fixed charge coverage ratio. We were in compliance with our covenants as of December 31, 2021. Our ability to service our debt and to fund future strategic initiatives will depend upon our ability to generate cash in the future. For further discussion regarding our credit facility, refer to Note 9, Debt and Financing Arrangements, to the accompanying consolidated financial statements.
Use of Capital - Our first priority for the use of capital is to make strategic acquisitions. We completed six business acquisitions and one client list acquisition in 2021. Refer to Note 18, Business Combinations, to the accompanying consolidated financial statements for further discussion on acquisitions. We also have the financing flexibility and the capacity to actively repurchase shares of our common stock in the open market. We believe that repurchasing shares of our common stock is a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our shareholders. We repurchased 3.0 million shares of our common stock in the open market at a total cost of approximately $96.4 million in 2021 and 2.3 million shares at a total cost of approximately $57.6 million in 2020. Refer to Note 13, Common Stock, to the accompanying consolidated financial statements for further discussion on the Share Repurchase Program.

Cash Requirements for 2022 - Cash requirements for 2022 will include acquisitions, interest payments on debt, seasonal working capital requirements, contingent earnout payments for previous acquisitions, share repurchases and capital expenditures. We believe that cash provided by operations, as well as available funds under our credit facility will be sufficient to meet cash requirements for the next 12 months.
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
We provide letters of credit for insurance needs as well as to landlords (lessors) of our leased premises in lieu of cash security deposits. Letters of credit totaled $3.4 million and $1.7 million at December 31, 2021 and 2020. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.3 million and $2.2 million at December 31, 2021 and 2020, respectively.
We have various agreements under which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by us under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2021, we were not aware of any obligations arising under indemnification agreements that would require material payments.
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
As of December 31, 2021, the notional value of all of our interest rate swaps was $115.0 million, with maturity dates ranging from May, 2022 to December, 2026. For further details on our interest rate swaps, refer to Note 6, Financial Instruments, to the accompanying consolidated financial statements.
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

CRITICAL ACCOUNTING ESTIMATES
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
Goodwill and Other Intangible Assets - Goodwill represents the difference between the purchase price of the acquired business and the related fair value of the net assets acquired. A significant portion of our assets in the accompanying Consolidated Balance Sheets is goodwill. At December 31, 2021, the carrying value of goodwill totaled $740.7 million, compared to total assets of $1.6 billion and total shareholders’ equity of $704.5 million. Intangible assets consist of identifiable intangibles other than goodwill. Identifiable intangible assets other than goodwill include client lists and non-compete agreements, which require significant judgments in determining the fair value. We carry client lists and non-compete agreements at cost, less accumulated amortization, in the accompanying Consolidated Balance Sheets.
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
The goodwill impairment test is performed at a reporting unit level. A reporting unit is an operating segment of a business or one level below an operating segment. At December 31, 2021, we had five reporting units. We may use either a qualitative or quantitative approach when testing a reporting unit’s goodwill for impairment. Under the qualitative assessment, we are not required to calculate the fair value of a reporting unit unless we determine that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured. Any such impairment charge would reduce earnings and could be material.
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
The notional value, fixed rate of interest and expiration date of each interest rate swap is (i) $20.0 million – 1.770% - May, 2022, (ii) $15.0 million – 2.640% - June, 2023, (iii) $50.0 million – 0.885% - April, 2025 and (iv) $30.0 million - 1.249% - December, 2026. Refer to Note 6, Financial Instruments, to the accompanying consolidated financial statements for further discussion regarding interest rate swaps.
Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which we could borrow funds under our credit facility. Our balance outstanding under the credit facility at December 31, 2021 was $155.3 million, of which $40.3 million is subject to rate risk. If market rates were to increase or decrease 100 basis points from the levels at December 31, 2021, interest expense would increase or decrease approximately $0.4 million annually.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The Financial Statements, together with the notes thereto and the report of KPMG LLP dated February 25, 2022 thereon, and the Supplementary Data required hereunder, are included in this Annual Report as set forth in Item 15(a) hereof and are incorporated herein by reference.
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
Conclusions - Based upon the Controls Evaluation, our CEO and CFO have concluded that as of the end of the period covered by this report, our Disclosure Controls are effective at the reasonable assurance level described above. There were no changes in our Internal Controls that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.
Management’s Report on Internal Control Over Financial Reporting - Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision of management, including our CEO and CFO, we conducted an evaluation of our internal control over financial reporting based on the framework provided in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.
Our independent auditor, KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting which appears in Item 8 of this Annual Report.
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information with respect to this item not included below is incorporated by reference from our Definitive Proxy Statement for the 2022 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of CBIZ’s fiscal year.

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

Name	Age	Position(s)
Executive Officers and Directors:
Steven L. Gerard (1)	76	Chairman
Jerome P. Grisko, Jr. (1)	60	President & Chief Executive Officer, Director
Rick L. Burdick (1)(3)(4)	70	Lead Director and Vice Chairman
Michael H. DeGroote (3)	61	Director
Joseph S. DiMartino (3)(4)	78	Director
Gina D. France (2)(3)	63	Director
Sherrill W. Hudson (2)(4)	78	Director
Todd J. Slotkin (2)(4)	68	Director
A. Haag Sherman (2)	56	Director
Richard T. Marabito (2)	58	Director
Benaree Pratt Wiley (3)(4)	75	Director
Ware H. Grove	71	Senior Vice President and Chief Financial Officer
Chris Spurio	56	President, Financial Services
Michael P. Kouzelos	53	President, Benefits and Insurance Services
Other Key Employees:
Michael W. Gleespen	63	Secretary and General Counsel
John A. Fleischer	60	Senior Vice President and Chief Information Officer
Mark M. Waxman	63	Senior Vice President and Chief Marketing Officer
Gretchen A. Farrell	59	Chief Human Resources Officer

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
Rick L. Burdick has served as a Director of CBIZ since October 1997, when he was elected as an independent director. On May 17, 2007, Mr. Burdick was elected by the Board to be its Lead Director, a non-officer position. Previously, in October 2002, he was elected by the Board as Vice Chairman, a non-officer position. Mr. Burdick was a Partner at the law firm of Akin Gump Strauss Hauer & Feld LLP, and was a Partner in the firm from 1988 until his retirement in 2019. Mr. Burdick serves a non-executive Chairman on the Board of Directors of AutoNation, Inc.
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

A. Haag Sherman has served as a Director of CBIZ since August 2020, when he was elected as an independent director. Mr. Sherman has served as the Chief Executive Officer and a director of Tectonic Financial, Inc. (and its predecessor), a banking and financial holding company with a preferred stock quoted on Nasdaq Global Markets, since February 2015. Prior thereto, Mr. Sherman co-founded Salient Partners, LP, a Houston-based investment firm, in 2002 and served in various executive positions, including Chief Executive Officer and Chief Investment Officer, through October 2011. In addition, he previously served as an executive officer and partner of The Redstone Companies from 1998 to 2002 where he, among other things, managed a private equity portfolio. Mr. Sherman has served as a director of Hilltop Holdings, Inc. since its acquisition of PlainsCapital Corporation in November 2012. He previously served as a director of PlainsCapital from September 2009 to November 2012. He previously served as a member of the board of directors of Salient MLP & Energy Infrastructure Fund, Blue Dolphin Energy Company, Miller Energy Resources, Inc. and ZaZa Energy Corp. Mr. Sherman has served as an adjunct professor of law at The University of Texas School of Law. Mr. Sherman previously practiced corporate law at Akin Gump Strauss Hauer & Feld LLP from 1992 to 1996 and was an auditor at Price Waterhouse, a public accounting firm, from 1988 to 1989. Mr. Sherman is an attorney and certified public accountant.
Richard T. Marabito has served as a Director of CBIZ since August 2021, when he was appointed as an independent director. Mr. Marabito is Chief Executive Officer of Olympic Steel, a national metals service center headquartered in Cleveland, Ohio that focuses on the direct sale of processed carbon, coated and stainless flat-rolled sheet, coil and plate steel, aluminum, tin plate, and metal-intensive branded products. Mr. Marabito became CEO in 2018 after serving as the Chief Financial Officer. He joined the company in 1994 as Corporate Controller. He is also the Chairman of the Metal Services Center Institute (MSCI) and served on the Board of Directors and as Audit Committee Chairman for Hawk Corporation from 2008 until the company’s sale in November 2010. Mr. Marabito has served on numerous non-profit boards over the course of his career including as Chair of the Northeast Ohio Regional Board for the Make-A-Wish Foundation.
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
Gretchen A. Farrell has served as the Chief Human Resources Officer since 2021. Prior to joining CBIZ, Ms. Farrell held human resources leadership roles at Alternate Health Solutions Network, Orvis and Lincoln Electric. An attorney by training, Ms. Farrell began her career at Jones Day before becoming a consultant focused on human capital. Ms. Farrell graduated from The Ohio State University and received her Juris Doctor from the Case Western Reserve School of Law. She remains civically active in the Northeast, Ohio community and served on the Board of numerous non-profit organizations.
ITEM 11. EXECUTIVE COMPENSATION.
Information with respect to this item is incorporated by reference from our Definitive Proxy Statement for the 2022 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of our fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information with respect to this item is incorporated by reference from our Definitive Proxy Statement for the 2022 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of our fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information with respect to this item is incorporated by reference from our Definitive Proxy Statement for the 2022 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our independent registered public accounting firm is KPMG LLP, Cleveland, OH, Auditor Firm ID:185.
Information with respect to this item is incorporated by reference from our Definitive Proxy Statement for the 2022 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of our fiscal year.
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

10.13
Third Amendment to Loan Agreement by and among CBIZ Benefit and Insurance, Inc. and the Huntington National Bank (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-32961, on October 29, 2021, and incorporated herein by reference).

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
February 25, 2022
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

Signature	Title	Date

/s/ JEROME P. GRISKO, JR.	President & Chief Executive Officer, Director (Principal Executive Officer)	February 25, 2022
Jerome P. Grisko, Jr.

/s/ WARE H. GROVE	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2022
Ware H. Grove

/s/ STEVEN L. GERARD	Chairman	February 25, 2022
Steven L. Gerard

/s/ RICK L. BURDICK	Lead Director and Vice Chairman	February 25, 2022
Rick L. Burdick

/s/ MICHAEL H. DE GROOTE	Director	February 25, 2022
Michael H. DeGroote

/s/ JOSEPH S. DI MARTINO	Director	February 25, 2022
Joseph S. DiMartino

/s/ GINA D. FRANCE	Director	February 25, 2022
Gina D. France

/s/ SHERRILL W. HUDSON	Director	February 25, 2022
Sherrill W. Hudson

/s/ TODD J. SLOTKIN	Director	February 25, 2022
Todd J. Slotkin

/s/ A. HAAG SHERMAN	Director	February 25, 2022
A.Haag Sherman

/s/ RICHARD T. MARABITO	Director	February 25, 2022
Richard T. Marabito

/s/ BENAREE PRATT WILEY	Director	February 25, 2022
Benaree Pratt Wiley

CBIZ, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
CBIZ, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of CBIZ, Inc. and subsidiaries (the Company) as of December 31, 2021 and December 31, 2020, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and December 31, 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Estimation of losses for certain billed and unbilled receivables
As discussed in Note 1 to the consolidated financial statements, the Company maintains an allowance for doubtful accounts for estimated losses. Unbilled receivables are recorded at estimated net realizable value. As of December 31, 2021, the allowance for doubtful accounts was $16.2 million, or 6.3% of total accounts receivable, and unbilled receivables were $67.6 million. The allowance for doubtful accounts and unbilled receivables are recorded based on the Company’s historical experience, client credit-worthiness, age of receivables, and economic trends and conditions.
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
The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to develop the assumptions used to estimate losses related to billed and unbilled receivables. For specific clients, we evaluated the established allowance for doubtful accounts and unbilled receivables by inquiring of relevant Company personnel. For a selection of clients, we evaluated the Company’s cash collections and billings subsequent to December 31, 2021. We assessed the Company’s loss estimation by inspecting relevant underlying documentation, including contractual documents, historical trends, age of receivables, and contract realization analyses. We performed the following analyses over billed and unbilled receivables and related accounts:
•Compared actual incurred losses for certain billed and unbilled receivables to the corresponding previously established allowance for doubtful accounts, and
•Compared the age of the current billed and unbilled receivables as of December 31, 2021, which represents the days outstanding for the current billed and unbilled receivables to the age of the Company’s billed and unbilled receivables in prior periods.

/s/ KPMG LLP
We have served as the Company’s auditor since 1996.
Cleveland, Ohio
February 25, 2022

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2021 AND 2020
(In thousands, except per share data)

	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$1,997	$4,652
Restricted cash	30,383	23,951
Accounts receivable, net	242,168	216,175
Other current assets	19,217	24,213
Current assets before funds held for clients	293,765	268,991
Funds held for clients	157,909	167,440
Total current assets	451,674	436,431
Non-current assets:
Property and equipment, net	43,423	41,346
Goodwill and other intangible assets, net	840,783	756,750
Assets of deferred compensation plan	136,321	127,332
Operating lease right-of-use asset, net	151,145	147,843
Other non-current assets	4,588	4,052
Total non-current assets	1,176,260	1,077,323
Total assets	$1,627,934	$1,513,754
LIABILITIES
Current liabilities:
Accounts payable	$65,757	$64,119
Income taxes payable	1,671	2,788
Accrued personnel costs	114,032	79,978
Contingent purchase price liability	34,373	20,288
Operating lease liability	30,586	30,483
Other current liabilities	18,755	13,629
Current liabilities before client fund obligations	265,174	211,285
Client fund obligations	158,115	166,989
Total current liabilities	423,289	378,274
Non-current liabilities:
Bank debt	155,300	108,000
Debt issuance costs	(449)	(808)
Total long-term debt	154,851	107,192
Income taxes payable	1,727	1,775
Deferred income taxes, net	15,440	8,752
Deferred compensation plan obligations	136,321	127,332
Contingent purchase price liability	44,766	34,103
Operating lease liability	145,808	142,020
Other non-current liabilities	1,184	11,686
Total non-current liabilities	500,097	432,860
Total liabilities	923,386	811,134
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; shares authorized 250,000; shares issued 135,187 and 134,144; shares outstanding 52,038 and 54,099	1,352	1,341
Additional paid-in capital	770,117	740,970
Retained earnings	628,762	557,875
Treasury stock, 83,149 and 80,045 shares	(694,716)	(595,297)
Accumulated other comprehensive loss	(967)	(2,269)
Total stockholders’ equity	704,548	702,620
Total liabilities and stockholders’ equity	$1,627,934	$1,513,754
See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(In thousands, except per share data)

	2021	2020	2019
Revenue	$1,104,925	$963,897	$948,424
Operating expenses	945,635	825,351	823,496
Gross margin	159,290	138,546	124,928
Corporate general and administrative expenses	56,150	46,066	44,406
Legal settlement, net	30,468	—	—
Operating income	72,672	92,480	80,522
Other income (expense):
Interest expense	(3,868)	(4,983)	(5,765)
Gain (loss) on sale of operations, net	5,995	(509)	417
Other income, net	18,241	16,500	17,715
Total other income, net	20,368	11,008	12,367
Income from continuing operations before income tax expense	93,040	103,488	92,889
Income tax expense	22,129	25,141	21,840
Income from continuing operations	70,911	78,347	71,049
Loss from operations of discontinued operations, net of tax	(24)	(48)	(335)
Net income	$70,887	$78,299	$70,714
Earnings (loss) per share:
Basic:
Continuing operations	$1.35	$1.44	$1.31
Discontinued operations	—	—	(0.01)
Net income	$1.35	$1.44	$1.30
Diluted:
Continuing operations	$1.32	$1.42	$1.27
Discontinued operations	—	(0.01)	(0.01)
Net income	$1.32	$1.41	$1.26
Basic weighted average common shares outstanding	52,637	54,288	54,299
Diluted weighted average common shares outstanding	53,723	55,359	55,895
Comprehensive income:
Net income	$70,887	$78,299	$70,714
Other comprehensive income:
Net unrealized (loss) gain on available-for-sale securities, net of income tax (benefit) expense of $(179), $(14) and $351	(478)	(42)	940
Net unrealized gain (loss) on interest rate swaps, net of income tax expense (benefit) of $577, $(494) and $(380)	1,799	(1,525)	(1,222)
Foreign currency translation	(19)	(22)	(17)
Total other comprehensive income (loss)	1,302	(1,589)	(299)
Total comprehensive income	$72,189	$76,710	$70,415
See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(In thousands)

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Totals
December 31, 2018	131,404	76,332	$1,314	$692,398	$408,963	$(508,530)	$(482)	$593,663
Cumulative-effect adjustment	—	—	—	—	(101)	—	101	—
Net income	—	—	—	—	70,714	—	—	70,714
Other comprehensive loss	—	—	—	—	—	—	(299)	(299)
Share repurchases	—	1,210	—	—	—	(25,300)	—	(25,300)
Indirect repurchase of shares for minimum tax withholding	—	95	—	—	—	(1,863)	—	(1,863)
Restricted stock	228	—	2	(2)	—	—	—	—
Stock options exercised	1,210	—	12	10,596	—	—	—	10,608
Share-based compensation	—	—	—	7,254	—	—	—	7,254
Business acquisitions	214	—	3	4,458	—	—	—	4,461
December 31, 2019	133,056	77,637	1,331	714,704	479,576	(535,693)	(680)	659,238
Net income	—	—	—	—	78,299	—	—	78,299
Other comprehensive loss	—	—	—	—	—	—	(1,589)	(1,589)
Share repurchases	—	2,311	—	—	—	(57,564)	—	(57,564)
Indirect repurchase of shares for minimum tax withholding	—	97	—	—	—	(2,040)	—	(2,040)
Restricted stock	25	—	—	—	—	—	—	—
Stock options exercised	634	—	6	6,480	—	—	—	6,486
Share-based compensation	—	—	—	8,869	—	—	—	8,869
Business acquisitions	429	—	4	10,917	—	—	—	10,921
December 31, 2020	134,144	80,045	1,341	740,970	557,875	(595,297)	(2,269)	702,620
Net income	—	—	—	—	70,887	—	—	70,887
Other comprehensive income	—	—	—	—	—	—	1,302	1,302
Share repurchases	—	3,012	—	—	—	(96,382)	—	(96,382)
Indirect repurchase of shares for minimum tax withholding	—	92	—	—	—	(3,037)	—	(3,037)
Restricted stock	80	—	1	(1)	—	—	—	—
Stock options exercised	647	—	7	7,304	—	—	—	7,311
Share-based compensation	—	—	—	11,407	—	—	—	11,407
Business acquisitions	316	—	3	10,437	—	—	—	10,440
December 31, 2021	135,187	83,149	$1,352	$770,117	$628,762	$(694,716)	$(967)	$704,548
See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(In thousands)

	2021	2020	2019
Cash flows from operating activities:
Net income	$70,887	$78,299	$70,714
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of operations, net of tax	(5,995)	509	(417)
Depreciation and amortization expense	27,078	23,139	22,345
Bad debt expense, net of recoveries	3,054	4,409	2,415
Adjustment to contingent earnout liability, net	2,367	(629)	1,599
Deferred income taxes	9,234	(770)	9,695
Stock-based compensation expense	11,407	8,869	7,254
Other, net	(126)	485	1,077
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(17,040)	6,714	(15,529)
Other assets	3,474	1,472	907
Accounts payable	3,312	(8,800)	9,829
Income taxes payable	(4,108)	(236)	(5,460)
Accrued personnel costs	24,525	19,788	(4,093)
Other liabilities	3,109	13,667	(1,813)
Net cash provided by continuing operations	131,178	146,916	98,523
Operating cash flows used in discontinued operations	(24)	(71)	(338)
Net cash provided by operating activities	131,154	146,845	98,185
Cash flows from investing activities:
Business acquisitions and purchases of client lists, net of cash acquired	(66,734)	(71,430)	(11,744)
Purchases of client fund investments	(26,980)	(3,447)	(27,216)
Proceeds from the sales and maturities of client fund investments	14,877	37,487	23,958
Proceeds from sales of divested operations	9,710	711	3
Additions to property and equipment	(8,984)	(11,576)	(13,873)
Other, net	(3,899)	1,849	1,187
Net cash used in investing activities	(82,010)	(46,406)	(27,685)
Cash flows from financing activities:
Proceeds from bank debt	852,100	592,354	648,648
Payment of bank debt	(804,800)	(589,854)	(678,648)
Payment for acquisition of treasury stock	(100,487)	(58,536)	(27,163)
Changes in client funds obligations	(8,874)	(13,747)	10,069
Payment of contingent consideration of acquisitions	(14,084)	(12,859)	(17,457)
Proceeds from exercise of stock options	7,311	6,486	10,608
Other, net	(171)	(453)	(606)
Net cash used in financing activities	(69,005)	(76,609)	(54,549)
Net increase (decrease) in cash, cash equivalents and restricted cash	(19,861)	23,830	15,951
Cash, cash equivalents and restricted cash at beginning of year	170,335	146,505	130,554
Cash, cash equivalents and restricted cash at end of year	$150,474	$170,335	$146,505

Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$1,997	$4,652	$567
Restricted cash	30,383	23,951	29,595
Cash equivalents included in funds held for clients	118,094	141,732	116,343
Cash, cash equivalents and restricted cash at end of year	$150,474	$170,335	$146,505

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,350	$4,739	$5,556
Cash paid for income taxes, net of income tax refunds	$16,998	$25,939	$17,497
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
ASU - Accounting Standards Update.
CPA firm - Certified Public Accounting firm.
FASB - The Financial Accounting Standards Board.
GAAP - United States Generally Accepted Accounting Principles.
LIBOR - London Interbank Offered Rate.
ROU- Right of Use.
SEC - United States Securities & Exchange Commission.
Organization - CBIZ, Inc. is a leading provider of financial, insurance and advisory services to businesses throughout the United States and parts of Canada. Acting through its subsidiaries, it has been serving small and medium-sized businesses, as well as individuals, governmental entities, and not-for-profit enterprises. CBIZ, Inc. manages and reports its operations along three practice groups: Financial Services, Benefits and Insurance Services and National Practices. A further description of products and services offered by each of the practice groups is provided in Note 19, Segment Disclosures, to the accompanying consolidated financial statements.
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
Fees earned by us under the ASAs are recorded at net realizable value as a component of “Revenue” in the accompanying Consolidated Statements of Comprehensive Income and were approximately $174.8 million, $159.4 million and $157.6 million for the years ended December 31, 2021, 2020 and 2019, respectively, the majority of which was related to services rendered to privately-held clients. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to us is typically reduced on a proportional basis. Although the ASAs do not constitute control, we are one of the beneficiaries of the agreements and may bear certain economic risks. Refer to Note 17, Related Parties, for further discussion regarding the ASAs.
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
Share-Based Compensation - The measurement of all share-based compensation arrangements is based on their respective grant date fair value. The grant date fair value of stock options is based on the Black-Scholes-Merton pricing model, which incorporates assumptions regarding the expected volatility, the expected option life, the risk-free interest rate and the expected dividend yield. The grant date fair value of restricted stock awards and restricted stock units is based on the closing price of the underlying stock on the date of issuance. The grant date fair value of the performance share units is based on the closing price of the underlying stock on the date of issuance and recorded based on achievement of target performance metrics. The expense related to stock options, restricted stock awards, and restricted stock units is recognized over the requisite service period which is generally three to four years. The expense related to performance share units is recorded over the three-year performance period based on the fair value on the grant date and adjusted each reporting period for the achievement of the performance metrics, based on our best estimate using available information.
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
Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable, less allowances for doubtful accounts, reflects the net realizable value of receivables and approximates fair value. Unbilled revenues are recorded at estimated net realizable value. Assessing the collectability of receivables (billed and unbilled) requires management judgment based on a combination of factors. When evaluating the adequacy of the allowance for doubtful accounts and the overall probability of collecting on receivables, we analyze historical experience, client credit-worthiness, the age of the trade receivable balances, current economic conditions that may affect a client’s ability to pay and current and projected economic trends and conditions at the balance sheet date. At December 31, 2021 and 2020, the allowance for doubtful accounts was $16.2 million and $14.9 million, respectively, in the accompanying Consolidated Balance Sheets.
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
Goodwill and Other Intangible Assets - Goodwill represents the excess of the purchase price of the acquired businesses and the related fair value of the net assets acquired. At December 31, 2021, the carrying value of goodwill totaled $740.7 million, compared to total assets of $1.6 billion and total shareholders’ equity of $704.5 million. Intangible assets consist of identifiable intangibles other than goodwill. Identifiable intangible assets other than goodwill include client lists and non-compete agreements which require significant judgments in determining the fair value. We carry client lists and non-compete agreements at cost, less accumulated amortization, in the accompanying Consolidated Balance Sheets.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Goodwill is reviewed for impairment annually during the fourth quarter or more frequently in the event of an impairment indicator. We are required to consider whether it is more likely than not (defined as a likelihood of more than 50%) that the fair value of each reporting unit has fallen below its carrying value, thus requiring us to perform an interim goodwill impairment test. Intangible assets with definite lives, such as client lists and non-compete agreements, are amortized using the straight-line method over their estimated useful lives (generally ranging from three to fifteen years). We review these assets for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. Recoverability is assessed based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value determined by a discounted cash flow analysis or market comparable method.
The goodwill impairment test is performed at a reporting unit level. A reporting unit is an operating segment of a business or one level below an operating segment. At December 31, 2021, we had five reporting units. We may use either a qualitative or quantitative approach when testing a reporting unit’s goodwill for impairment. Under the qualitative assessment, we are not required to calculate the fair value of a reporting unit unless we determine that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured. Any such impairment charge would reduce earnings and could be material.
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
Contingent Purchase Price Liabilities - Contingent purchase price liabilities consisting of cash payments and common stock issuances result from our business acquisitions and are recorded at fair value at the time of acquisition as “Contingent purchase price liability - current” and “Contingent purchase price liability - non-current” in the accompanying Consolidated Balance Sheets. We estimate the fair value of our contingent purchase price

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
liabilities using a probability-weighted discounted cash flow model. We probability weight risk-adjusted estimates of future performance of acquired businesses, then calculate the contingent purchase price based on the estimates and discount them to present value representing management’s best estimate of fair value. The fair value of the contingent purchase price liabilities, which is considered a Level 3 unobservable input, is reassessed on a quarterly basis based on assumptions provided by practice group leaders and business unit controllers together with our corporate finance department. Any change in the fair value estimate, including the revaluation of common stock, is recorded in the earnings of that period. For the years ended December 31, 2021, 2020 and 2019, we recorded other income (expense) of ($2.4) million, $0.6 million and $(1.6) million, respectively, related to net changes in the fair value of contingent consideration.
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
Accounting Standards Issued But Not Yet Adopted
Reference Rate Reform: In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU are effective for all entities through December 31, 2022. We are currently evaluating the effect of this new standard on our consolidated financial statements and have not adopted any of the transition relief available under the new guidance as of December 31, 2021.
Subsequently, in January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, which provides optional temporary guidance for entities transitioning away from the LIBOR and other interbank offered rates to new reference rates so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions within Topic 848. This ASU clarifies that the derivative instruments affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions provided in Topic 848. ASU 2021-01 is effective immediately for all entities. Entities may elect to apply the amendments on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. The amendments provided in this ASU do not apply to contract modifications made, as well as new hedging relationships entered into, after December 31, 2022, and to existing hedging relationships evaluated for

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
effectiveness for periods after December 31, 2022, except for certain hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship. We are currently evaluating the effect of this new standard on our consolidated financial statements and have not adopted any of the transition relief available under the new guidance as of December 31, 2021.
NOTE 2. REVENUE
The following tables disaggregate our revenue by source (in thousands):

	For the Year Ended December 31, 2021
	Financial Services	Benefits and Insurance Services	National Practices	Consolidated
Accounting, tax, advisory and consulting	$734,026	$—	$—	$734,026
Core Benefits and Insurance Services	—	319,684	—	319,684
Non-core Benefits and Insurance Services	—	12,639	—	12,639
Managed networking, hardware services	—	—	28,456	28,456
National Practices consulting	—	—	10,120	10,120
Total revenue	$734,026	$332,323	$38,576	$1,104,925

	For the Year Ended December 31, 2020
	Financial Services	Benefits and Insurance Services	National Practices	Consolidated
Accounting, tax, advisory and consulting	$629,778	$—	$—	$629,778
Core Benefits and Insurance Services	—	286,361	—	286,361
Non-core Benefits and Insurance Services	—	11,397	—	11,397
Managed networking, hardware services	—	—	26,458	26,458
National Practices consulting	—	—	9,903	9,903
Total revenue	$629,778	$297,758	$36,361	$963,897

	For the Year Ended December 31, 2019
	Financial Services	Benefits and Insurance Services	National Practices	Consolidated
Accounting, tax, advisory and consulting	$616,567	$—	$—	$616,567
Core Benefits and Insurance Services	—	283,783	—	283,783
Non-core Benefits and Insurance Services	—	12,445	—	12,445
Managed networking, hardware services	—	—	25,982	25,982
National Practices consulting	—	—	9,647	9,647
Total revenue	$616,567	$296,228	$35,629	$948,424
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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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
Non-core Benefits and Insurance Services consists of transactional businesses that tend to fluctuate. These include life insurance, talent and compensation services.
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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 3. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net balances at December 31, 2021 and 2020 were as follows (in thousands):

	2021	2020
Trade accounts receivable	$190,710	$167,575
Unbilled revenue, at net realizable value	67,616	63,494
Total accounts receivable	258,326	231,069
Allowance for doubtful accounts	(16,158)	(14,894)
Accounts receivable, net	$242,168	$216,175
Changes in the allowance for doubtful accounts on accounts receivable are as follows (in thousands):

	2021	2020	2019
Balance at beginning of period	$(14,894)	$(14,379)	$(13,389)
Provision	(9,422)	(9,323)	(8,433)
Charge-offs, net of recoveries	8,158	8,808	7,443
Balance at end of period	$(16,158)	$(14,894)	$(14,379)

NOTE 4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net at December 31, 2021 and 2020 consisted of the following (in thousands):

	2021	2020
Buildings and leasehold improvements	$41,894	$37,022
Furniture and fixtures	29,588	28,006
Capitalized software	34,474	34,503
Equipment	27,206	23,467
Total property and equipment	133,162	122,998
Accumulated depreciation	(89,739)	(81,652)
Property and equipment, net	$43,423	$41,346
Depreciation expense for property and equipment was $10.8 million, $9.6 million and $8.3 million in 2021, 2020 and 2019, respectively.

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
A summary of changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2021 and 2020 were as follows (in thousands):

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Financial Services	Benefits and Insurance Services	National Practices	Total Goodwill
Gross	$378,294	$260,033	$33,873	$672,200
Accumulated impairment	$(44,047)	$(7,733)	$(32,207)	$(83,987)
Net at December 31, 2019	$334,247	$252,300	$1,666	$588,213
Additions	34,785	62,654	—	97,439
Divestitures and other adjustment	(993)	(1,576)	—	(2,569)
Gross	412,086	321,111	33,873	767,070
Accumulated impairment	(44,047)	(7,733)	(32,207)	(83,987)
Net at December 31, 2020	$368,039	$313,378	$1,666	$683,083
Additions	58,646	1,800	—	60,446
Divestitures and other adjustment	—	(2,786)	—	(2,786)
Gross	470,732	320,125	33,873	824,730
Accumulated impairment	(44,047)	(7,733)	(32,207)	(83,987)
Net at December 31,2021	$426,685	$312,392	$1,666	$740,743
We review goodwill at the reporting unit level at least annually, as of November 1, for impairment. We had five reporting units at November 1, 2021. No goodwill impairment was recognized as a result of the annual evaluation.
The components of goodwill and other intangible assets, net at December 31, 2021 and 2020 were as follows (in thousands):

	2021	2020
Goodwill	$740,743	$683,083
Intangibles :
Client lists	249,422	207,084
Other intangibles	11,454	11,244
Total intangibles	260,876	218,328
Total goodwill and other intangibles assets	1,001,619	901,411
Accumulated amortization:
Client lists	(152,326)	(137,284)
Other intangibles	(8,510)	(7,377)
Total accumulated amortization	(160,836)	(144,661)
Goodwill and other intangible assets, net	$840,783	$756,750
Amortization expense for client lists and other intangible assets was $16.3 million, $13.6 million and $14.1 million in 2021, 2020 and 2019, respectively. The weighted-average useful lives of total intangible assets, client lists and other intangible assets were 7.4 years, 7.5 years and 5.0 years, respectively. Other intangible assets are amortized over periods ranging from 3 to 15 years. Based on the amount of intangible assets subject to amortization at December 31, 2021, the estimated amortization expense is $16.7 million for 2022, $15.5 million for 2023, $13.8 million for 2024, $12.3 million for 2025 and $10.4 million for 2026.
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
Available-For-Sale Debt Securities - Available-for-sale debt securities consist primarily of corporate and municipal bonds. The net par values of these securities total $37.0 million and $24.9 million at December 31, 2021 and 2020, respectively. The bonds have maturity dates or callable dates ranging from January 2022 through November 2025, and are included in “Funds held for clients — current” in the accompanying Consolidated Balance Sheets based on our intent and ability to sell these investments at any time under favorable conditions.
At December 31, 2021, unrealized losses on the securities were not material and have not been recognized as a credit loss because the bonds are investment grade quality and management is not required or does not intend to sell prior to an expected recovery in value. The bond issuers continue to make timely principal and interest payments.
The following table summarizes our bond activity for the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020
Fair value at January 1	$25,708	$60,659
Purchases	26,980	3,447
Redemptions	(6,530)	(22,078)
Maturities	(8,347)	(15,409)
Change in bond premium	1,517	(857)
Fair market value adjustment	(658)	(54)
Fair value at December 31	$38,670	$25,708
In addition to the available-for-sale securities discussed above, we also held other depository assets in the amount of $1.1 million at December 31, 2021. We did not have any depository items at December 31, 2020. Those depository assets are classified as Level 1 in the fair value hierarchy.
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
We had no fair value hedging instruments at December 31, 2021 or 2020. Our interest rate swaps are designated as cash flow hedges. Accordingly, the interest rate swaps are recorded as either an asset or liability in the accompanying Consolidated Balance Sheets at fair value. The mark-to-market gains or losses on the swaps are deferred and included as a component of accumulated other comprehensive loss (“AOCL”), net of tax, to the extent the hedge is determined to be effective, and reclassified to interest expense in the same period during which the hedged transaction affects earnings. The interest rate swaps are assessed for effectiveness and continued qualification for hedge accounting on a quarterly basis. For the years ended December 31, 2021 and 2020, the interest rate swaps were deemed to be highly effective.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
The following table summarizes our outstanding interest rate swaps and their classification in the accompanying Consolidated Balance Sheets at December 31, 2021 and 2020 (in thousands). Refer to Note 7, Fair Value Measurements, to the accompanying consolidated financial statements for additional disclosures regarding fair value measurements.

	December 31, 2021
	Notional Amount	Fair Value	Balance Sheet Location
Interest rate swap	$20,000	$(120)	Other current liability
Interest rate swaps	$45,000	$(496)	Other non-current liabilities
Interest rate swap	$50,000	$405	Other non-current asset

	December 31, 2020
	Notional Amount	Fair Value	Balance Sheet Location
Interest rate swap	$10,000	$(13)	Other current liability
Interest rate swaps	$85,000	$(2,552)	Other non-current liabilities
During the fourth quarter of 2021, we entered into a new 5-year interest rate swap with a notional value of $30 million and fixed rate of 1.249%. One interest rate swap with a notional value of $10 million and fixed rate of 1.120% expired during the first quarter of 2021. As of December 31, 2021, we have four interest rate swaps outstanding. Under the terms of the interest rate swaps, we pay interest at a fixed rate plus applicable margin as stated in the agreements, and receive interest that varies with the one-month LIBOR. The notional value, fixed rate of interest and expiration date of each interest rate swap as of December 31, 2021 is (i) $20.0 million – 1.770% - May, 2022, (ii) $15.0 million – 2.640% - June, 2023, (iii) $50.0 million - 0.885% - April, 2025 and (iv) $30.0 million - 1.249% - December, 2026.
During the next twelve months, the amount of the December 31, 2021 AOCL balance that will be reclassified to earnings is expected to be immaterial. The following table summarizes the effects of the interest rate swap on our accompanying Consolidated Statements of Comprehensive Income for the years ended December 31, 2021 and 2020 (in thousands):

	Gain (loss) recognized in AOCL, net of tax		Loss reclassified from AOCL into expense
	Twelve Months Ended December 31,		Twelve Months Ended December 31,		Location
	2021	2020	2021	2020
Interest rate swaps	$929	$(1,525)	$(1,152)	$(974)	Interest expense

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
For the years ended December 31, 2021 and 2020, there were no transfers between the valuation hierarchy Levels 1, 2 and 3. The following table summarizes our assets and (liabilities) at December 31, 2021 and 2020 that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (in thousands):

	Level	December 31, 2021	December 31, 2020
Deferred compensation plan assets	1	136,321	127,332
Available-for-sale debt securities	1	38,670	25,708
Other depository assets	1	1,144	—
Deferred compensation plan liabilities	1	(136,321)	(127,332)
Interest rate swaps, net	2	(211)	(2,565)
Contingent purchase price liabilities	3	(79,139)	(54,391)
Contingent Purchase Price Liabilities - During the years ended December 31, 2021 and 2020, we recorded expense of $2.4 million and income of $0.6 million, respectively, due to accretion, adjusting for expected results of acquired businesses and the revaluation of stock related to contingent payments. These changes are included in Other income, net in the accompanying Consolidated Statements of Comprehensive Income. Refer to Note 18, Business Combinations, for further discussion of our acquisitions and contingent purchase price liabilities.
The following table summarizes the change in fair value of our contingent purchase price liabilities identified as Level 3 for the years ended December 31, 2021 and 2020 (pre-tax basis, in thousands):

Contingent Purchase Price Liabilities
Beginning balance — January 1, 2020	$(32,089)
Additions from business acquisitions	(37,617)
Settlement of contingent purchase price payable	14,686
Change in fair value of contingency	1,396
Change in net present value of contingency	(767)
Balance — December 31, 2020	$(54,391)
Additions from business acquisitions	(39,666)
Settlement of contingent purchase price payable	17,285
Change in fair value of contingency	(554)
Change in net present value of contingency	(1,813)
Balance — December 31, 2021	$(79,139)

NOTE 8. INCOME TAXES
For financial reporting purposes, income from continuing operations before income taxes includes the following components (in thousands):

	2021	2020	2019
United States	$92,847	$103,306	$92,710
Foreign (Canada)	193	182	179
Total	$93,040	$103,488	$92,889

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Income tax expense (benefit) included in the accompanying Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019 was as follows (in thousands):

	2021	2020	2019
Continuing operations:
Current:
Federal	$12,369	$21,926	$12,776
Foreign	52	78	48
State and local	3,397	5,584	4,110
Total	15,818	27,588	16,934
Deferred:
Federal	5,029	(1,968)	3,685
State and local	1,282	(479)	1,221
Total	6,311	(2,447)	4,906
Total income tax expense from continuing operations	22,129	25,141	21,840
Discontinued operations:
Operations of discontinued operations:
Current	(5)	(11)	(107)
Deferred	—	—	(1)
Total income tax expense from discontinued operations	(5)	(11)	(108)
Total income tax expense	$22,124	$25,130	$21,732
The provision for income taxes attributable to income from continuing operations differed from the amount obtained by applying the federal statutory income tax rate to income from continuing operations before income taxes, as follows (in thousands, except percentages):

	2021	2020	2019
Tax at U.S. federal statutory rates	$19,538	$21,733	$19,507
State taxes (net of federal benefit)	4,498	5,354	4,774
Business meals and entertainment — non-deductible	190	458	987
Change in valuation allowance	435	176	932
Reserves for uncertain tax positions	(104)	(1,290)	(263)
Share-based compensation	(4,187)	(2,394)	(4,773)
Non-deductible expenses	1,408	787	713
Other, net	351	317	(37)
Provision for income taxes from continuing operations	$22,129	$25,141	$21,840
Effective income tax rate	23.8%	24.3%	23.5%

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2021 and 2020, were as follows (in thousands):

	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$1,202	$1,249
Allowance for doubtful accounts	3,613	3,288
Employee benefits and compensation	33,549	30,151
Lease costs	5,726	6,291
State tax credit carryforwards	189	1,291
Deferral of employer FICA taxes	1,961	3,983
Other deferred tax assets	589	424
Total gross deferred tax assets	46,829	46,677
Less: valuation allowance	(2,046)	(2,663)
Total deferred tax assets, net	44,783	44,014
Deferred tax liabilities:
Client list intangible assets	250	524
Goodwill and other intangibles	57,740	49,680
Property and equipment	1,488	2,071
Other deferred tax liabilities	745	491
Total gross deferred tax liabilities	60,223	52,766
Deferred income taxes, net	$(15,440)	$(8,752)
We have established valuation allowances for deferred tax assets related to certain employee benefits and compensation, state net operating loss (“NOL”) carryforwards and state income tax credit carryforwards at December 31, 2021 and December 31, 2020. The net decrease in the valuation allowance of $0.6 million for the year ended December 31, 2021 primarily related to changes in the valuation allowance for NOLs and state tax credit carryforwards.
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
We file income tax returns in the United States, Canada, and most state jurisdictions. CBIZ's federal income tax returns for years ending prior to January 1, 2018 are no longer subject to examination. With limited exceptions, our state and local income tax returns and non-U.S. income tax returns are no longer subject to tax authority examinations for years ending prior to January 1, 2017 and January 1, 2016, respectively.
The availability of NOLs and state tax credits are reported as deferred tax assets, net of applicable valuation allowances, in the accompanying Consolidated Balance Sheets. At December 31, 2021, we had state net operating loss carryforwards of $36.4 million and a state tax credit carryforward of $0.2 million. The state net operating loss carryforwards expire on various dates between 2022 and 2041 and the state tax credit carryforward expires on various dates between 2022 and 2029.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	2021	2020	2019
Balance at January 1	$1,536	$2,536	$2,819
Additions for tax positions of the current year	161	150	145
Additions for positions of prior years	400	—	—
Settlements of prior year positions	(374)	—	(282)
Lapse of statutes of limitation	(129)	(1,150)	(146)
Balance at December 31	$1,594	$1,536	$2,536
Included in the balance of unrecognized tax benefits at December 31, 2021 are $1.0 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. We believe it is reasonably possible that certain of these unrecognized tax benefits could change in the next twelve months. We expect reductions in the liability for unrecognized tax benefits of approximately $0.1 million within the next twelve months due to expiration of statutes of limitation. Given the number of years that are currently subject to examination, we are unable to estimate the range of potential adjustments to the remaining balance of unrecognized tax benefits at this time.
We recognize interest expense, and penalties related to unrecognized tax benefits as a component of income tax expense. During 2021, we recorded a decrease of $0.2 million in accrued interest, and, as of December 31, 2021, we had recognized a liability for interest expense and penalties of $0.2 million and $0.2 million, respectively, relating to unrecognized tax benefits. During 2020, we recorded an immaterial decrease in accrued interest, and, as of December 31, 2020, we had recognized a liability for interest expense and penalties of $0.4 million and $0.2 million, respectively, relating to unrecognized tax benefits.
NOTE 9. DEBT AND FINANCING ARRANGEMENTS
2018 credit facility
Our primary financing arrangement is the 2018 credit facility, which provides us with the capital necessary to meet our working capital needs as well as the flexibility to continue with our strategic initiatives, including business acquisitions and share repurchases. The 2018 credit facility matures on April 3, 2023. The balance outstanding under the 2018 credit facility was $155.3 million and $108.0 million at December 31, 2021 and 2020, respectively. Effective interest rates, including the impact of interest rate swaps associated with the 2018 credit facility, were as follows:

	2021	2020
Weighted average rates	1.88%	2.45%
Range of effective rates	1.06% - 3.64%	1.10% - 4.75%
We have approximately $234.5 million of available funds under the 2018 credit facility at December 31, 2021, based on the terms of the commitment. Available funds under the credit facility are based on a multiple of earnings before interest, taxes, depreciation and amortization as defined in the credit facility, and are reduced by letters of credit, performance guarantees, other indebtedness and outstanding borrowings under the credit facility. Under the 2018 credit facility, loans are charged an interest rate consisting of a base rate or Eurodollar rate plus an applicable margin, letters of credit are charged based on the same applicable margin, and a commitment fee is charged on the unused portion of the credit facility.
The 2018 credit facility contains certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens or other encumbrances, making certain payments, investments, or to sell or otherwise dispose of a substantial portion of assets, or to merge or consolidate with an unaffiliated entity. The 2018 credit facility also limits our ability to make dividend payments. Historically, we have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Our Board of Directors has discretion over the payment and level of dividends on common stock, subject to the limitations of the credit facility and applicable law. The credit facility contains a provision that, in the event of a defined change in control, the credit facility may be terminated. In addition, the 2018 credit facility contains financial covenants that require us to meet certain requirements with respect to (i) a total leverage ratio and (ii) minimum fixed charge coverage ratio which

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
may limit our ability to borrow up to the total commitment amount. As of December 31, 2021, we are in compliance with all covenants.
Other line of credit
We have an unsecured $20.0 million line of credit by and among CBIZ Benefits and Insurance, Inc., our wholly owned subsidiary, and the Huntington Bank. We utilize this line of credit to support our short-term funding requirements of payroll client fund obligations due to the investment of client funds, rather than liquidating client funds that have already been invested in available-for-sale securities. Refer to Note 6, Financial Instruments, for further discussion regarding these investments. The line of credit, which was renewed on August 5, 2021 and will terminate on August 4, 2022, did not have a balance outstanding at December 31, 2021 and 2020. Borrowings under the line of credit bear interest at the prime rate.
Interest expense
Interest expense, including amortization of deferred financing costs, commitment fees, line of credit fees, and other applicable bank charges, was as follows (in thousands):

	2021	2020	2019
2018 credit facility	$3,843	$4,919	$5,672
Other line of credit	—	1	22
Other	25	63	71
	$3,868	$4,983	$5,765

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss at December 31, 2021 and 2020 were as follows (in thousands):

	2021	2020
Net unrealized (loss) gain on available-for-sale securities, net of income tax (benefit) expense of $(51) and $128, respectively	$(127)	$351
Net unrealized loss on interest rate swap, net of income tax (benefit) of $(41) and $(618), respectively	(101)	(1,900)
Foreign currency translation	(739)	(720)
Accumulated other comprehensive loss	$(967)	$(2,269)

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
Indemnifications - We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by us under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2021, we were not aware of any obligations arising under indemnification agreements that would require material payments, and therefore have not recorded a liability.
Employment Agreements - We maintain severance and employment agreements with certain of our executive officers, whereby such officers may be entitled to payment in the event of termination of their employment. We also have arrangements with certain non-executive employees which may include severance and other employment provisions. We accrue for amounts payable under these contracts and arrangements as triggering events occur and obligations become known. During the years ended December 31, 2021, 2020 and 2019, payments under such contracts and arrangements were not material.
Letters of Credit and Guarantees - We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $3.4 million and $1.7 million at December 31, 2021 and 2020, respectively. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.3 million and $2.2 million at December 31, 2021 and 2020, respectively.
Legal Proceedings - On December 19, 2016, CBIZ Operations, Inc. (“CBIZ Operations”) was named as a defendant in a lawsuit filed by Zotec Partners, LLC ("Zotec") in the Marion County Indiana Superior Court. After various amendments, the lawsuit asserts claims under Indiana law for securities, statutory and common law fraud or deception, unjust enrichment, breach of contract, and vicarious liability against CBIZ Operations and a former employee of CBIZ MMP in connection with the sale of the CBIZ MMP medical billing practice to Zotec. The plaintiff claims that CBIZ Operations had a duty to disclose the unknown fact that the former employee had a financial arrangement with a Zotec vendor at the time CBIZ Operations sold CBIZ MMP to Zotec. The plaintiff has been seeking damages of up to $177.0 million out of the $200.0 million transaction price. Trial was held in October 2021. The jury found in favor of CBIZ on all fraud, contract and other claims before it. Zotec’s remaining claim for Indiana statutory securities fraud and CBIZ’s counterclaim for breach of contract against Zotec will be addressed by the trial Judge at a later date.
In addition to the item disclosed above, the Company is, from time to time, subject to claims and suits arising in the ordinary course of business. We cannot predict the outcome of all such matters or estimate the possible loss or range of possible loss, if any. Although the proceedings are subject to uncertainties inherent in the litigation process and the ultimate disposition of these proceedings is not presently determinable, we intend to vigorously defend these matters.
On June 24, 2021, CBIZ settled the case previously brought by UPMC, d/b/a University of Pittsburgh Medical Center, and a health system it acquired in connection with actuarial services provided by the Company. Under the terms of the settlement, CBIZ paid a total settlement amount of $41.5 million and recorded a settlement loss of $30.5 million.
On September 27, 2021, the Superior Court for Maricopa County, Arizona, granted CBIZ’s motion to dismiss with prejudice all of the remaining claims filed in connection with the previously disclosed lawsuits arose out of the bankruptcy of Mortgages Ltd, a mortgage lender to developers in the Phoenix, Arizona area. Therefore, all litigation related to these matters has been dismissed or settled without payment by CBIZ.
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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Employer contributions (net of forfeitures) made to the plan during the years ended December 31, 2021, 2020 and 2019 were approximately $13.2 million, $12.2 million and $11.1 million, respectively.
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
We recorded income of $19.5 million, $15.4 million, and $19.2 million related to these investments for the year ended December 31, 2021, 2020 and 2019, respectively. These investments are specifically designated as available to us solely for the purpose of paying benefits under the non-qualified deferred compensation plan. However, the investments in the rabbi trusts would be available to all unsecured general creditors in the event that we become insolvent.
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
The assets and liabilities related to the non-qualified deferred compensation plan at December 31, 2021 and 2020 were $136.3 million and $127.3 million, respectively.
NOTE 13. COMMON STOCK
Share Repurchase Program - Our Board of Directors approved various share repurchase programs that were effective during the years ended December 31, 2021 and 2020. Under these programs, shares may be purchased in the open market or in privately negotiated transactions according to SEC rules.
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
Under the Share Repurchase Program, we repurchased 3.0 million and 2.3 million shares on the open market at a cost (including fees and commissions) of $96.4 million and $57.6 million during the years ended December 31, 2021 and 2020, respectively. Shares repurchased to settle statutory employee withholding related to vesting of stock awards were 0.1 million shares at a cost of $3.0 million during the year ended December 31, 2021 and 0.1 million shares at a cost of $2.0 million during the year ended December 31, 2020.
NOTE 14. EMPLOYEE STOCK PLANS
Employee Stock Purchase Plan - The 2007 Employee Stock Purchase Plan (“ESPP”), which has a termination date of June 30, 2024, allows qualified employees to purchase shares of common stock through payroll deductions up to a limit of $25,000 of stock per calendar year. The price an employee pays for shares is 85% of the fair market value of our common stock on the last day of the purchase period. Purchase periods begin on the sixteenth day of

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
the month and end on the fifteenth day of the subsequent month. Other than a one-year holding period from the date of purchase, there are no vesting or other restrictions on the stock purchased by employees under the ESPP. The total number of shares of common stock that can be purchased under the ESPP shall not exceed 2.0 million shares.
Stock Awards – Effective May 9, 2019, the CBIZ shareholders approved CBIZ, Inc. 2019 Stock Omnibus Incentive Plan (“2019 Plan”), which amended and restated the CBIZ, Inc. 2014 Stock Incentive Plan (“2014 Plan”), of which we have granted various stock-based awards through the year ended December 31, 2021. Effective January 1, 2020, the 2019 Plan replaced and superseded the 2014 Plan. The operating terms of the 2019 Plan are substantially similar to those of the 2014 Plan. Under the 2019 Plan, which expires in 2029, a maximum of 3.1 million stock options, restricted stock or other stock based compensation awards may be granted. Shares subject to award under the 2019 Plan may be either authorized but unissued shares of our common stock or treasury shares. The terms and vesting schedules for the share-based awards vary by type and date of grant. At December 31, 2021, approximately 2.0 million shares were available for future grant under the 2019 Plan.
During the years ended December 31, 2021, 2020 and 2019, we recognized compensation expense (before income tax expense) for these awards as follows (in thousands):

	2021	2020	2019
Stock options	$1,291	$1,878	$1,848
Restricted stock units and awards	5,603	4,960	4,375
Performance share units	4,513	2,031	1,031
Total share-based compensation expense	$11,407	$8,869	$7,254
Stock Options - Certain employees and non-employee directors were granted stock options. Stock options awarded to non-employee directors have generally been granted with immediate vesting. Stock options awarded to employees are generally subject to a 25% incremental vesting schedule over a four-year period commencing from the date of grant. At the discretion of the Compensation Committee of the Board of Directors, options awarded under the 2019 Plan may vest in a time period shorter than four years. Stock options expire six years from the date of grant and are awarded with an exercise price equal to the market value of our common stock on the date of grant. Stock options may be granted alone or in addition to other awards and may be of two types: incentive stock options and non-qualified stock options. During the year ended December 31, 2021 and 2020, we granted 50 thousand and 50 thousand stock options to non-employee directors, respectively. We did not grant any stock options during the year ended December 31, 2019.
Stock option activity during the year ended December 31, 2021 was as follows (number of options in thousands):

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2020	1,820	$15.02
Granted	50	$32.64
Exercised	(647)	$11.30
Outstanding at December 31, 2021	1,223	$17.71	1.98 years	$26.2
Vested and exercisable at December 31, 2021	1,075	$17.47	1.93 years	$23.3
•The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2021 and 2020 was $0.4 million and $0.3 million, respectively.
•The aggregate intrinsic value of stock options exercised during each of the years ended December 31, 2021, 2020 and 2019 was $13.6 million, $8.9 million and $18.8 million, respectively. The intrinsic value is calculated as the difference between our stock price on the exercise date and the exercise price of each option exercised.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
•At December 31, 2021, we had unrecognized compensation cost for non-vested stock options of $0.2 million to be recognized over a weighted average period of approximately 0.35 years.
We utilized the Black-Scholes-Merton option-pricing model to determine the fair value of stock options on the date of grant. The fair value of stock options granted during the years ended December 31, 2021 and 2020 were $8.10 and $5.79, respectively. The following weighted average assumptions were utilized:

	2021	2020
Expected volatility (1)	27.49%	27.27%
Expected option life (years) (2)	4.71	4.67
Risk-free interest rate (3)	0.74%	0.19%
Expected dividend yield (4)	—%	—%

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
Restricted Stock Units and Awards - Under the 2019 Plan, certain employees and non-employee directors were granted restricted stock units and awards. Restricted stock units and awards are independent of option grants and vest at no cost to the recipients. Restricted stock units and awards are subject to forfeiture if employment terminates prior to the release of restrictions, generally one to four years from the date of grant. Recipients of restricted stock units and awards are entitled to the same dividend and voting rights as holders of other CBIZ common stock, subject to certain restrictions during the vesting period, and these are considered to be issued and outstanding from the date of grant. Shares granted under the 2019 Plan cannot be sold, pledged, transferred or assigned during the vesting period.
Restricted stock units and awards activity during the year ended December 31, 2021 was as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant-Date Fair Value (1)
Non-vested at December 31, 2020	461	$21.03
Granted	174	$28.62
Vested	(246)	$20.00
Non-vested at December 31, 2021	389	$25.07
(1)Represents weighted average market value of the shares as the awards are granted at no cost to the recipients.
•At December 31, 2021, we had unrecognized compensation cost for restricted stock units and awards of $5.5 million to be recognized over a weighted average period of approximately 0.72 years.
•The total fair value of shares vested during the years ended December 31, 2021, 2020 and 2019 was approximately $4.9 million, $4.6 million and $3.9 million, respectively.
•The market value of shares awarded during the years ended December 31, 2021, 2020 and 2019 was $5.0 million, $4.3 million and $4.5 million, respectively. This market value was recorded as unearned compensation and is recognized as expense ratably over the periods which the restrictions lapse.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
•Awards outstanding at December 31, 2021 will be released from restrictions at dates ranging from February, 2022 through February, 2024.
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
The following table presents our PSU award activity during the twelve months ended December 31, 2021 (in thousands, except per share data):

	Performance Share Units	Weighted Average Grant-Date Fair Value Per Unit (1)
Outstanding at December 31, 2020	307	$22.18
Granted	140	$27.56
Adjustments for performance results (2)	26	$19.82
Outstanding at December 31, 2021	473	$23.64
(1) Represents weighted average market value of the shares; awards are granted at no cost to the recipients.
(2) Represents the change in the number of performance awards earned based on performance achievement for the performance period.

NOTE 15. EARNINGS PER SHARE
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share from continuing operations for the years ended December 31, 2021, 2020 and 2019 (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Income from continuing operations	$70,911	$78,347	$71,049
Denominator:
Basic
Weighted average common shares outstanding	52,637	54,288	54,299
Diluted
Stock options (1)	683	802	1,288
Restricted stock awards	192	195	234
Contingent shares (2)	—	74	74
Performance share units	211	—	—
Diluted weighted average common shares outstanding (3)	53,723	55,359	55,895
Earnings Per Share:
Basic earnings per share from continuing operations	$1.35	$1.44	$1.31
Diluted earnings per share from continuing operations	$1.32	$1.42	$1.27
(1)For the years ended December 31, 2021, 2020 and 2019, a total of 23 thousand, 253 thousand and 482 thousand stock based awards, respectively, were excluded from the calculation of diluted earnings per share as their exercise prices would render them anti-dilutive.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(2)Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by us once future conditions have been met. For further details, refer to Note 18, Business Combinations.
(3)The denominator used in calculating diluted earnings per share did not include 0.3 million and 0.3 million performance share units for the twelve months ended December 31, 2021 and 2020, respectively. The performance conditions associated with these performance share units were not met and consequently none of these performance share units were considered as issuable for the years ended December 31, 2021 and 2020.
NOTE 16. LEASES
We determine if a contract is a lease at inception. We have leases for office space and facilities, automobiles and certain information technology equipment. All of our leases are classified as operating leases and the majority of which are for office space and facilities.
Supplemental balance sheet information related to the Company’s operating leases as of December 31, 2021 and 2020 was as follows (in thousands):

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term	6.4 years	6.7 years
Weighted-average discount rate	3.54%	3.6%
The components of lease cost and other lease information as of and during the year ended December 31, 2021 and 2020 are as follows (in thousands):

	December 31, 2021	December 31, 2020
Operating lease cost	$35,584	$34,781
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows for operating leases	$38,042	$35,426
Our leases have remaining lease terms ranging from 1 to 10 years. These leases generally contain renewal options for periods ranging from two to five years. Because the Company is not reasonably certain to exercise these renewal options, the options are not included in the lease term, and associated potential option payments are excluded from lease payments.
Maturities of operating lease liabilities at December 31, 2021 and minimum cash commitments under operating leases at December 31, 2020 were as follows (in thousands):

December 31, 2021
2022	$36,202
2023	33,490
2024	29,153
2025	27,779
2026	23,213
Thereafter	50,311
Total undiscounted lease payments	200,148
Less: imputed interest	(23,754)
Total lease liabilities	$176,394

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

December 31, 2020
2021	$36,270
2022	30,354
2023	27,709
2024	24,401
2025	22,662
Thereafter	52,432
Total undiscounted lease payments	193,828
Less: imputed interest	(21,325)
Total lease liabilities	$172,503
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
A number of the businesses acquired by us are located in properties owned indirectly by and leased from persons employed by us, none of whom are members of our senior management. In the aggregate, we paid approximately $2.3 million, $2.2 million and $2.4 million during the years ended December 31, 2021, 2020 and 2019, respectively, under such leases.
We maintain joint-referral relationships and ASAs with independent licensed CPA firms under which we provide administrative services in exchange for a fee. These firms are owned by licensed CPAs who are employed by our subsidiaries and provide audit and attest services to clients including our clients. The CPA firms with which we maintain ASAs operate as limited liability companies, limited liability partnerships or professional corporations. The firms are separate legal entities with separate governing bodies and officers. We have no ownership interest in any of these CPA firms, and neither the existence of the ASAs nor the providing of services thereunder is intended to constitute control of the CPA firms by us. CBIZ and the CPA firms maintain their own respective liability and risk of loss in connection with performance of each of its respective services, and we do not believe that our arrangements with these CPA firms result in additional risk of loss.
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
During the year ended December 31, 2021, we completed the following acquisitions:
◦Effective January 1, 2021, we acquired substantially all the assets of Middle Market Advisory Group (“MMA”). MMA, based in Englewood, Colorado, is a provider of tax compliance and consulting services to middle market companies and family groups in the real estate, automotive, technology and SAAS, construction, and manufacturing industries. Operating results are reported in the Financial Services practice group.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
◦Effective April 1, 2021, we acquired substantially all the assets of Wright Retirement Services, LLC ("Wright"). Wright, located in Valdosta, Georgia, specializes in third party administration services for retirement plan sponsors. Operating results are reported in the Benefits and Insurance practice group.
◦Effective May 1, 2021, we acquired substantially all of the non-attest assets of Bernston Porter & Company, PLLC ("BP"). BP, based in Bellevue, Washington, is a provider of comprehensive accounting and financial consulting services including tax, forensic, economic and valuation services and transaction services to a wide range of industries with specialties including construction, real estate, hospitality, manufacturing and technology. Operating results are reported in the Financial Services practice group.
◦Effective June 1, 2021, we acquired all of the issued and outstanding membership interests of Schramm Health Partners, LLC dba Optumas ("Optumas"). Optumas, based in Scottsdale, Arizona, is a provider of actuarial services to state government health care agencies to assist in the administration of Medicaid programs. Operating results are reported in the Financial Services practice group.
◦Effective September 1, 2021, we acquired all of the non-attest assets of Shea Labagh Dobberstein ("SLD"). SLD, based in San Francisco, California, is a provider of professional accounting, tax and advisory services to privately held businesses, individuals and nonprofit organizations. Operating results are reported in the Financial Services practice group.
◦Effective December 1, 2021, we acquired substantially all the assets of Kenneth Weiss & Company, P.C. dba Weiss & Company (“Weiss”). Weiss, based in San Diego, California, is a provider of tax compliance and consulting services to family groups and individuals. Operating results are reported in the Financial Services practice group.
Annualized aggregated revenue for these acquisitions is estimated to be approximately $74.4 million. Pro forma results of operations for these acquisitions are not presented because the effects of these acquisitions were not significant either individually or in aggregate to our consolidated “Income from continuing operations before income taxes.”
During the year ended December 31, 2020, we acquired substantially all of the assets of the following businesses.
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
•Effective February 1, 2020, we acquired substantially all the assets of Sunshine Systems, Inc. ("Sunshine"), a payroll solutions provider based in Massachusetts. Sunshine is included as a component of our Benefits and Insurance Services practice group.
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
We anticipate completion of the purchase accounting for certain 2021 acquisitions by June 30, 2022, and, as such, provisional amounts of certain assets acquired, liabilities assumed, and purchase price are reported as of December 31, 2021. Adjustments made in 2021 related to 2020 acquisitions were immaterial.
The following table summarizes the aggregated consideration and preliminary purchase price allocation for the acquisitions completed during the year ended December 31, 2021 and 2020, respectively (in thousands):

	2021	2020
Common stock issued (number)	207	339
Common stock value	$6,940	$8,698
Cash paid	66,651	73,372
Other payable	—	59
Recorded contingent consideration	39,665	38,901
Total recorded purchase price	$113,256	$121,030
Accounts receivable acquired, net	$9,838	$5,381
Fixed assets acquired	1,473	—
Identifiable intangible assets acquired	42,422	20,703
Operating lease right-of-use asset acquired, net	19,153	2,746
Other assets acquired, net	848	967
Operating lease liability acquired - current	(3,020)	(793)
Other current liabilities acquired	(1,771)	(3,460)
Operating lease liability acquired - noncurrent	(16,133)	(1,953)
Goodwill	60,446	97,439
Total net assets acquired	$113,256	$121,030
Maximum potential contingent consideration	$41,720	$43,052
Provisional estimates of fair value are established at the time of each acquisition and are subsequently reviewed within the first year of operations subsequent to the acquisition date to determine the necessity for adjustments. Fair value estimates were provisional for some of the 2021 acquisitions as of December 31, 2021, primarily related to the value established for certain identifiable intangible assets and contingent purchase price consideration associated with those acquisitions.
The following table summarizes the aggregated goodwill and intangible asset amounts resulting from those acquisitions for the twelve months ended December 31, 2021 and 2020, respectively (in thousands):

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Twelve Months Ended December 31,
	2021		2020
	Financial Services	Benefits & Insurance	Financial Services	Benefits & Insurance
Goodwill	$58,646	$1,800	$34,785	$62,654
Client list	40,950	1,290	—	19,350
Other intangibles	136	46	485	868
Total	$99,732	$3,136	$35,270	$82,872
Goodwill is calculated as the difference between the aggregated purchase price and the fair value of the net assets acquired. Goodwill represents the value of expected future earnings and cash flows, as well as the synergies created by the integration of the new businesses within our organization, including cross-selling opportunities expected with our Financial Services practice group and the Benefits and Insurance Services practice group, to help strengthen our existing service offerings and expand our market position. Client lists generally have an expected life of 10 years, and other intangibles, primarily non-compete agreements, have an expected life of 3 years. Client lists and non-compete agreements are valued using a discounted cash flow technique based on management estimates of future cash flows from such assets.
The following table summarizes the changes in contingent purchase price consideration for previous acquisitions and contingent payments made for previous business acquisitions during the year ended December 31, 2021 and 2020, respectively (in thousands):

	2021	2020
Net expense (income)	2,367	(629)
Cash settlement paid	13,785	12,461
Shares issued (number)	109	91

Divestitures
Divested operations and assets that do not qualify for treatment as discontinued operations are recorded as “(Loss) gain on sale of operations, net” in the accompanying Consolidated Statements of Comprehensive Income. In 2021, we sold one business for $9.7 million in the Benefit and Insurance practice group and recorded a gain of $6.3 million. In 2020, we sold a small book of business in the Benefit and Insurance practice group and two small accounting firms in the Financial Services practice group and recorded a loss of $0.5 million.
NOTE 19. SEGMENT DISCLOSURES
Our business units have been aggregated into three practice groups: (i) Financial Services, (ii) Benefits and Insurance Services and (iii) National Practices, based on the following factors: similarity of the products and services provided to clients, similarity of the regulatory environment in which they operate; and similarity of

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
economic conditions affecting long-term performance. The business units are managed along these segment lines. A general description of services provided by practice group is provided in the table below.

Financial Services	Benefits and Insurance Services	National Practices
Accounting and Tax	Employee Benefits Consulting	Information Technology Managed Networking and Hardware Services
Financial Advisory	Payroll / Human Capital Management	Healthcare Consulting
Valuation	Property and Casualty Insurance
Risk and Advisory Services	Retirement and Investment Services
Government Healthcare Consulting
Corporate and Other - Included in Corporate and Other are operating expenses that are not directly allocated to the individual business units. These expenses primarily consist of certain healthcare costs, gains or losses attributable to assets held in our non-qualified deferred compensation plan, stock-based compensation, consolidation and integration charges, certain professional fees, certain advertising costs and other various expenses.
Upon consolidation, intercompany accounts and transactions are eliminated, thus inter-segment revenue is not included in the measure of profit or loss for the practice groups. Performance of the practice groups is evaluated on income (loss) from continuing operations before income tax expense (benefit) excluding those costs listed above, which are reported in the “Corporate and Other”.
We operate in the United States and Canada and revenue generated from such operations during the years ended December 31, 2021, 2020 and 2019 was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$1,103,183	$962,272	$946,801
Canada	1,742	1,625	1,623
Total revenue	$1,104,925	$963,897	$948,424
There is no one customer that represents a significant portion of our revenue.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Segment information for the years ended December 31, 2021, 2020 and 2019 is presented below (in thousands). We do not manage our assets on a segment basis, therefore segment assets are not presented below.

	For the Year Ended December 31, 2021
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$734,026	$332,323	$38,576	$—	$1,104,925
Operating expenses	608,238	271,650	34,494	31,253	945,635
Gross margin	125,788	60,673	4,082	(31,253)	159,290
Corporate general and administrative expenses	—	—	—	56,150	56,150
Legal settlement, net	—	—	—	30,468	30,468
Operating income (loss)	125,788	60,673	4,082	(117,871)	72,672
Other income (expense):
Interest expense	—	—	—	(3,868)	(3,868)
(Loss) gain on sale of operations, net	(289)	6,284	—	—	5,995
Other income, net	263	827	3	17,148	18,241
Total other (expense) income	(26)	7,111	3	13,280	20,368
Income (loss) from continuing operations before income tax expense	$125,762	$67,784	$4,085	$(104,591)	$93,040

	For the Year Ended December 31, 2020
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$629,778	$297,758	$36,361	$—	$963,897
Operating expenses	525,209	248,357	32,637	19,148	825,351
Gross margin	104,569	49,401	3,724	(19,148)	138,546
Corporate general and administrative expenses	—	—	—	46,066	46,066
Operating income (loss)	104,569	49,401	3,724	(65,214)	92,480
Other income (expense):
Interest expense	—	(34)	—	(4,949)	(4,983)
(Loss) gain on sale of operations, net	(612)	103	—	—	(509)
Other income, net	262	196	1	16,041	16,500
Total other (expense) income	(350)	265	1	11,092	11,008
Income (loss) from continuing operations before income tax expense	$104,219	$49,666	$3,725	$(54,122)	$103,488

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	For the Year Ended December 31, 2019
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$616,567	$296,228	$35,629	$—	$948,424
Operating expenses	515,240	246,245	32,474	29,537	823,496
Gross margin	101,327	49,983	3,155	(29,537)	124,928
Corporate general and administrative expenses	—	—	—	44,406	44,406
Operating income (loss)	101,327	49,983	3,155	(73,943)	80,522
Other income (expense):
Interest expense	—	(57)	—	(5,708)	(5,765)
Gain (loss) on sale of operations, net	578	—	—	(161)	417
Other (expense) income, net	(121)	238	1	17,597	17,715
Total other income	457	181	1	11,728	12,367
Income (loss) from continuing operations before income tax expense	$101,784	$50,164	$3,156	$(62,215)	$92,889

NOTE 20. SUBSEQUENT EVENTS

Share Repurchase Program
On February 10, 2022, our Board of Directors authorized the continuation of the Share Repurchase Program, which has been renewed annually for the past seventeen years. It is effective beginning March 31, 2023, to which the amount of shares to be purchased will be reset to 5.0 million, and expires one year from the respective effective date. This authorization allows us to purchase shares of our common stock (i) in the open market, (ii) in privately negotiated transactions, or (iii) under Rule 10b5-1trading plans.

Marks Paneth Acquisition
Effective January 1, 2022, we acquired all of the non-attest assets of Marks Paneth LLP ("Marks Paneth"). Marks Paneth, based in New York City, is a provider of a full range of accounting, tax and consulting services to a wide range of industries. Marks Paneth is included as a component of our Financial Services practice group. Mayer Hoffman, an unrelated party, acquired the attest assets from Marks Paneth in a separate transaction.
Purchase price consideration consisted of approximately $81.25 million in cash paid at closing, subject to a customary working capital adjustment, and a contingent purchase consideration, or earnout, of up to a maximum of $75.25 million which consisted of cash and shares of CBIZ common stock. The earnout is payable contingent upon Marks Paneth's future performance. The cash portion of the initial purchase price and the earnout amounts discussed above will be reduced by the purchase price paid by Mayer Hoffman for the assets related to the attestation services of Marks Paneth in a separate transaction.
According to the terms of the purchase agreement, we agreed to issue up to approximately $7.52 million in CBIZ shares of common stock as part of the earnout (representing 10% of the earnout). These shares will be offered and issued to the limited number of sellers in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933. The shares of common stock to be issued pursuant to the terms of the purchase agreement may not be sold, assigned, transferred, pledged, made subject of any hedging transaction, or otherwise disposed of for a period of one year following the date of each issuance of common stock, subject to certain exceptions in the purchase agreement.