Form 10-Q
period 2022-03-31
CBIZ, Inc.
filed 2022-05-02
CIK 944148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________ to ________
Commission File Number 1-32961
CBIZ, Inc.
(Exact name of registrant as specified in its charter)
Delaware
(State or other jurisdiction of incorporation
or organization)
6801 Brecksville Rd, Door N, Independence, Ohio
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at April 25, 2022
Common Stock, par value $0.01 per share	52,142,095

CBIZ, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$558	$1,997
Restricted cash	33,394	30,383
Accounts receivable, net	365,758	242,168
Other current assets	12,784	19,217
Current assets before funds held for clients	412,494	293,765
Funds held for clients	199,065	157,909
Total current assets	611,559	451,674
Non-current assets:
Property and equipment, net	43,184	43,423
Goodwill and other intangible assets, net	951,902	840,783
Assets of deferred compensation plan	132,284	136,321
Operating lease right-of-use assets, net	195,591	151,145
Other non-current assets	7,924	4,588
Total non-current assets	1,330,885	1,176,260
Total assets	$1,942,444	$1,627,934
LIABILITIES
Current liabilities:
Accounts payable	$70,431	$65,757
Income taxes payable	17,678	1,671
Accrued personnel costs	66,696	114,032
Contingent purchase price liabilities	49,976	34,373
Operating lease liabilities	34,910	30,586
Other current liabilities	18,070	18,755
Current liabilities before client fund obligations	257,761	265,174
Client fund obligations	200,614	158,115
Total current liabilities	458,375	423,289
Non-current liabilities:
Bank debt	298,900	155,300
Debt issuance costs	(359)	(449)
Total long-term debt	298,541	154,851
Income taxes payable	1,820	1,727
Deferred income taxes, net	18,960	15,440
Deferred compensation plan obligations	132,284	136,321
Contingent purchase price liabilities	86,558	44,766
Operating lease liabilities	185,122	145,808
Other non-current liabilities	936	1,184
Total non-current liabilities	724,221	500,097
Total liabilities	1,182,596	923,386
STOCKHOLDERS' EQUITY
Common stock	1,358	1,352
Additional paid in capital	777,731	770,117
Retained earnings	686,889	628,762
Treasury stock	(707,088)	(694,716)
Accumulated other comprehensive income (loss)	958	(967)
Total stockholders’ equity	759,848	704,548
Total liabilities and stockholders’ equity	$1,942,444	$1,627,934

See the accompanying notes to the unaudited condensed consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenue	$391,722	$300,730
Operating expenses	290,299	223,971
Gross margin	101,423	76,759
Corporate general and administrative expenses	16,309	14,483
Operating income	85,114	62,276
Other income (expense):
Interest expense	(1,259)	(877)
Other (expense) income, net	(6,403)	4,789
Total other (expense) income, net	(7,662)	3,912
Income from continuing operations before income tax expense	77,452	66,188
Income tax expense	19,321	15,972
Income from continuing operations	58,131	50,216
Loss from discontinued operations, net of tax	(4)	(7)
Net income	$58,127	$50,209
Earnings per share:
Basic:
Continuing operations	$1.12	$0.94
Discontinued operations	—	—
Net income	$1.12	$0.94
Diluted:
Continuing operations	$1.10	$0.92
Discontinued operations	—	—
Net income	$1.10	$0.92
Basic weighted average shares outstanding	52,119	53,366
Diluted weighted average shares outstanding	52,955	54,436
Comprehensive income:
Net income	$58,127	$50,209
Other comprehensive income, net of tax	1,925	854
Comprehensive income	$60,052	$51,063

See the accompanying notes to the unaudited condensed consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Totals
December 31, 2021	135,187	83,149	$1,352	$770,117	$628,762	$(694,716)	$(967)	$704,548
Net income	—	—	—	—	58,127	—	—	58,127
Other comprehensive income	—	—	—	—	—	—	1,925	1,925
Share repurchases	—	148	—	—	—	(5,999)	—	(5,999)
Indirect repurchase of shares for minimum tax withholding	—	165	—	—	—	(6,373)	—	(6,373)
Restricted stock units and awards	92	—	1	(1)	—	—	—	—
Performance share units	211	—	2	(2)	—	—	—	—
Stock options exercised	247	—	3	3,221	—	—	—	3,224
Stock-based compensation	—	—	—	3,689	—	—	—	3,689
Business acquisitions	19	—	—	707	—	—	—	707
March 31, 2022	135,756	83,462	$1,358	$777,731	$686,889	$(707,088)	$958	$759,848

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Totals
December 31, 2020	134,144	80,045	$1,341	$740,970	$557,875	$(595,297)	$(2,269)	$702,620
Net income	—	—	—	—	50,209	—	—	50,209
Other comprehensive income	—	—	—	—	—	—	854	854
Share repurchases	—	1,117	—	—	—	(32,678)	—	(32,678)
Indirect repurchase of shares for minimum tax withholding	—	47	—	—	—	(1,464)	—	(1,464)
Restricted stock units and awards	46	—	1	(1)	—	—	—	—
Stock options exercised	397	—	4	4,404	—	—	—	4,408
Stock-based compensation	—	—	—	2,855	—	—	—	2,855
Business acquisitions	38	—	—	979	—	—	—	979
March 31, 2021	134,625	81,209	$1,346	$749,207	$608,084	$(629,439)	$(1,415)	$727,783

See the accompanying notes to the unaudited condensed consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$58,127	$50,209
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	8,173	6,252
Bad debt expense, net of recoveries	549	58
Adjustment to contingent earnout liability	642	660
Stock-based compensation expense	3,689	2,855
Deferred income taxes	2,944	3,348
Other, net	52	96
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(93,222)	(54,651)
Other assets	(2,441)	(997)
Accounts payable	3,370	(4,873)
Income taxes payable	16,100	11,805
Accrued personnel costs	(39,243)	(29,755)
Other liabilities	(9,626)	172
Operating cash flows used in continuing operations	(50,886)	(14,821)
Operating cash flows used in discontinued operations	(4)	(6)
Net cash used in operating activities	(50,890)	(14,827)
Cash flows from investing activities:
Business acquisitions and purchases of client lists, net of cash acquired	(72,469)	(2,012)
Purchases of client fund investments	(8,450)	—
Proceeds from the sales and maturities of client fund investments	2,370	3,090
Proceeds from sales of divested operations	55	—
Change in funds held for clients	85	83
Additions to property and equipment	(833)	(1,146)
Other, net	(2,289)	214
Net cash (used in) provided by investing activities	(81,531)	229
Cash flows from financing activities:
Proceeds from bank debt	268,000	235,700
Payment of bank debt	(124,400)	(181,700)
Payment for acquisition of treasury stock	(5,199)	(31,678)
Indirect repurchase of shares for minimum tax withholding	(6,373)	(1,464)
Changes in client funds obligations	42,499	(26,499)
Proceeds from exercise of stock options	3,224	4,408
Payment of contingent consideration for acquisitions	(7,305)	(1,670)
Other, net	—	(57)
Net cash provided by (used in) financing activities	170,446	(2,960)
Net increase (decrease) in cash, cash equivalents and restricted cash	38,025	(17,558)
Cash, cash equivalents and restricted cash at beginning of year	150,474	170,335
Cash, cash equivalents and restricted cash at end of period	$188,499	$152,777

Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$558	$6,778
Restricted cash	33,394	27,618
Cash equivalents included in funds held for clients	154,547	118,381
Total cash, cash equivalents and restricted cash	$188,499	$152,777

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
Unaudited Interim Financial Statements: The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
In the opinion of CBIZ management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2022.
Use of Estimates: The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Changes in circumstances could cause actual results to differ materially from these estimates.
Changes in Accounting Policies: We have consistently applied the accounting policies for the periods presented as described in Note 1, Basis of Presentation and Significant Accounting Policies, to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
In 2021, CBIZ formed a grantor trust (the “Trust”) with Wilmington Savings Funds Society, FSB, a Federal savings bank, serving as trustee. The Trust holds the majority of the funds provided by CBIZ’s clients for payroll processing pending remittance to employees of those clients, tax authorities, and other payees. CBIZ is the sole beneficial owner of the Trust. The Trust is considered a variable interest entity in accordance with Accounting Standards Codification 810, Consolidation. CBIZ has both the power to direct the activities that most significantly impact the economic performance of the Trust (including the power to make all investment decisions for the Trust) and the right to receive benefits that could potentially be significant to the Trust (in the form of investment returns). As a result, CBIZ consolidates the Trust in its unaudited condensed consolidated financial statements.
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
Accounting Standards Issued But Not Yet Adopted
Reference Rate Reform: In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU are effective for all entities through December 31, 2022. We are currently evaluating the effect of this new standard on our consolidated financial statements and have not adopted any of the transition relief available under the new guidance as of March 31, 2022.
Subsequently, in January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, which provides optional temporary guidance for entities transitioning away from the LIBOR and other interbank offered rates to new reference rates so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions within Topic 848. This ASU clarifies that the derivative instruments affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions provided in Topic 848. ASU 2021-01 is effective immediately for all entities. Entities may elect to apply the amendments on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. The amendments provided in this ASU do not apply to contract modifications made, as well as new hedging relationships entered into, after December 31, 2022, and to existing hedging relationships evaluated for effectiveness for periods after December 31, 2022, except for certain hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship. We are currently evaluating the effect of this new standard on our consolidated financial statements and have not adopted any of the transition relief available under the new guidance as of March 31, 2022.

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

Accounts receivable, net, at March 31, 2022 and December 31, 2021 was as follows (in thousands):

	March 31, 2022	December 31, 2021
Trade accounts receivable	$226,704	$190,710
Unbilled revenue, at net realizable value	155,176	67,616
Total accounts receivable	381,880	258,326
Allowance for doubtful accounts	(16,122)	(16,158)
Accounts receivable, net	$365,758	$242,168

Changes to the allowance for doubtful accounts for the three months ended March 31, 2022 and twelve months ended December 31, 2021 are as follows (in thousands):

	March 31, 2022	December 31, 2021
Balance at beginning of period	$(16,158)	$(14,894)
Provision	(1,270)	(9,422)
Charge-offs, net of recoveries	1,306	8,158
Allowance for doubtful accounts	$(16,122)	$(16,158)

NOTE 4. DEBT AND FINANCING ARRANGEMENTS
2018 Credit Facility - Our primary financing arrangement is the $400 million unsecured credit facility (the “2018 credit facility” or the “credit facility”), which provides us with the capital necessary to meet our working capital needs as well as the flexibility to continue with our strategic initiatives, including business acquisitions and share repurchases. The 2018 credit facility matures in 2023. The balance outstanding under the 2018 credit facility was $298.9 million and $155.3 million at March 31, 2022 and December 31, 2021, respectively. Effective interest rates, including the impact of interest rate swaps associated with the 2018 credit facility, were as follows:

	Three Months Ended March 31,
	2022	2021
Weighted average rates	1.79%	2.10%
Range of effective rates	1.08% - 3.64%	1.08% - 3.64%
We had approximately $94.8 million of available funds under the credit facility at March 31, 2022, net of outstanding letters of credit of $5.7 million. As of March 31, 2022, we were in compliance with our financial debt covenants.
Other Line of Credit - We have an unsecured $20.0 million line of credit by and among CBIZ Benefits and Insurance, Inc. and Huntington National Bank. We utilize this line to support our short-term funding requirements of payroll client fund obligations due to the investment of client funds, rather than liquidating client funds that have already been invested in available-for-sale securities. The line of credit, which was renewed on August 5, 2021 and will terminate on August 4, 2022, did not have a balance outstanding at March 31, 2022.
Refer to our Annual Report on Form 10-K for the year ended December 31, 2021 for additional details of our debt and financing arrangements.
Interest Expense - Interest expense, including amortization of deferred financing costs, commitment fees, line of credit fees, and other applicable bank charges, was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
2018 credit facility	$1,259	$871
Other	—	6
Total	$1,259	$877

NOTE 5. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Guarantees - We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $5.7 million and $3.4 million at March 31, 2022 and December 31, 2021, respectively. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.3 million and $2.3 million at March 31, 2022 and December 31, 2021, respectively.
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
In addition to the item disclosed above, the Company is, from time to time, subject to claims and lawsuits arising in the ordinary course of business. We cannot predict the outcome of all such matters or estimate the possible loss, if any. Although the proceedings are subject to uncertainties in the litigation process and the ultimate disposition of these proceedings is not presently determinable, we intend to vigorously defend these matters.

NOTE 6. FINANCIAL INSTRUMENTS
Available-For-Sale Debt Securities - In connection with certain services provided by our payroll operations, we collect funds from our clients’ accounts in advance of paying client obligations. These funds held for clients are segregated and invested in accordance with our investment policy, which requires all investments carry an investment grade rating at the time of initial investment. These investments, primarily consisting of corporate and municipal bonds, are classified as available-for-sale and are included in the “Funds held for clients” line item on the accompanying Condensed Consolidated Balance Sheets. The par value of these investments totaled $43.1 million and $37.0 million at March 31, 2022 and December 31, 2021, respectively, and had maturity or callable dates ranging from April 2022 through November 2025.
At March 31, 2022, unrealized losses on the securities were not material and have not been recognized as a credit loss because the bonds are investment grade quality and management is not required or does not intend to sell prior to an expected recovery in value. The bond issuers continue to make timely principal and interest payments.
The following table summarizes activities related to these investments for the three months ended March 31, 2022 and the twelve months ended December 31, 2021 (in thousands):

	Three Months Ended March 31, 2022	Twelve Months Ended December 31, 2021
Fair value at beginning of period	$38,670	$25,708
Purchases	8,450	26,980
Redemptions	(400)	(6,530)
Maturities	(1,970)	(8,347)
Change in bond premium	206	1,517
Fair market value adjustment	(1,291)	(658)
Fair value at end of period	$43,665	$38,670
In addition to the available-for-sale debt securities discussed above, we also held other depository assets in the amount of $0.9 million and $1.1 million at March 31, 2022 and December 31, 2021, respectively. Those depository assets are classified as Level 1 in the fair value hierarchy.

Interest Rate Swaps - We utilize interest rate swaps to manage interest rate risk exposure associated with our floating-rate debt under the 2018 credit facility, or the forecasted acquisition of such liability. We do not purchase or hold any derivative instruments for trading or speculative purposes. Refer to the Annual Report on Form 10-K for the year ended December 31, 2021 for further discussion on our interest rate swaps.
As of March 31, 2022, we have four interest rate swaps outstanding. Under the terms of the interest rate swaps, we pay interest at a fixed rate of interest plus applicable margin as stated in the agreements, and receive interest that varies with the one-month LIBOR. The notional value, fixed rate of interest and expiration date of each interest rate swap as of March 31, 2022 is (i) $20.0 million – 1.770% - May 2022, (ii) $15.0 million – 2.640% - June 2023, (iii) $50.0 million - 0.885% - April 2025 and (iv) $30.0 million - 1.249% - December, 2026. Refer to Note 7, Fair Value Measurements, for additional disclosures regarding fair value measurements.
The following table summarizes our outstanding interest rate swaps and their classification in the accompanying Condensed Consolidated Balance Sheets at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Notional Amount	Fair Value	Balance Sheet Location
Interest rate swap	$20,000	$(32)	Other current liability
Interest rate swap	$15,000	$(128)	Other non-current liability
Interest rate swaps	$80,000	$3,738	Other non-current assets

	December 31, 2021
	Notional Amount	Fair Value	Balance Sheet Location
Interest rate swap	$20,000	$(120)	Other current liability
Interest rate swaps	$45,000	$(496)	Other non-current liabilities
Interest rate swap	$50,000	$405	Other non-current asset
The following table summarizes the effects of the interest rate swaps on the accompanying Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021 (in thousands):

Gain Recognized in AOCI, net of tax	Loss Reclassified from AOCL into Expense

	Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021
Interest rate swaps	$2,607	$961	$(343)	$(285)

NOTE 7. FAIR VALUE MEASUREMENTS
The following table summarizes our assets and (liabilities) at March 31, 2022 and December 31, 2021, respectively, that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (in thousands):

	Level	March 31, 2022	December 31, 2021
Deferred compensation plan assets	1	$132,284	$136,321
Available-for-sale debt securities	1	43,665	38,670
Other depository assets	1	853	1,144
Deferred compensation plan liabilities	1	(132,284)	(136,321)
Interest rate swaps	2	3,578	(211)
Contingent purchase price liabilities	3	(136,534)	(79,139)
During the three months ended March 31, 2022 and 2021, there were no transfers between the valuation hierarchy Levels 1, 2 and 3. The following table summarizes the change in Level 3 fair values of our contingent purchase price liabilities for the three months ended March 31, 2022 and 2021 (pre-tax basis) (in thousands):

	2022	2021
Beginning balance – January 1	$(79,139)	$(54,391)
Additions from business acquisitions	(64,648)	(1,622)
Settlement of contingent purchase price liabilities	7,895	2,443
Change in fair value of contingencies	80	(279)
Change in net present value of contingencies	(722)	(381)
Ending balance – March 31	$(136,534)	$(54,230)
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
The carrying amounts of our cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments, and the carrying value of bank debt approximates fair value as the interest rate on the bank debt is variable and approximates current market rates. As a result, the fair value measurement of our bank debt is considered to be Level 2 under the fair value hierarchy.

NOTE 8. OTHER COMPREHENSIVE INCOME
The following table is a summary of other comprehensive income and discloses the tax impact of each component of other comprehensive income for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net unrealized loss on available-for-sale securities, net of income taxes (1)	$(939)	$(103)
Net unrealized gain on interest rate swaps, net of income taxes (2)	2,866	961
Foreign currency translation	(2)	(4)
Total other comprehensive income	$1,925	$854

(1)Net of income tax benefit of $352 and income tax benefit of $39 for the three months ended March 31, 2022 and 2021, respectively.
(2)Net of income tax expense of $928 and income tax expense of $310 for the three months ended March 31, 2022 and 2021, respectively.

NOTE 9. EMPLOYEE STOCK PLANS
The 2019 Stock Omnibus Incentive Plan (the “2019 Plan”), which expires in 2029, permits the grant of various forms of stock-based awards. The terms and vesting schedules for the stock-based awards vary by type and date of grant. A maximum of 3.1 million stock options, restricted stock or other stock-

based compensation awards may be granted. Shares subject to award under the 2019 Plan may be either authorized but unissued shares of our common stock or treasury shares. Refer to the Annual Report on Form 10-K for the year ended December 31, 2021 for further discussion on the 2019 Plan.
Compensation expense for stock-based awards recognized during the three months ended March 31, 2022 and 2021 was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock options	$173	$301
Restricted stock units and awards	1,493	1,381
Performance share units	2,023	1,173
Total stock-based compensation expense	$3,689	$2,855
Stock Options and Restricted Stock Units and Awards – The following table presents our stock options and restricted stock units and awards activity during the three months ended March 31, 2022 (in thousands, except per share data):

	Stock Options		Restricted Stock Units and Awards
	Number of Options	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant-Date Fair Value (1)
Outstanding at beginning of year	1,223	$17.71	389	$25.07
Granted	—	$—	101	$38.12
Exercised or released	(247)	$13.05	(146)	$24.04
Outstanding at March 31, 2022	976	$18.89	344	$29.34
Exercisable at March 31, 2022	828	$18.79

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
The following table presents our PSU award activity during the three months ended March 31, 2022 (in thousands, except per share data):

	Performance Share Units	Weighted Average Grant-Date Fair Value Per Unit (1)
Outstanding at beginning of year	473	$23.64
Granted	101	$38.12
Vested	(211)	$19.82
Outstanding at March 31, 2022	363	$29.89
(1)Represents weighted average market value of the performance share units; PSUs are granted at no cost to the recipients.

NOTE 10. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the three months ended March 31, 2022 and 2021 (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Income from continuing operations	$58,131	$50,216
Denominator:
Basic
Weighted average common shares outstanding	52,119	53,366
Diluted
Stock options (1)	619	776
Restricted stock units and awards (1)	217	257
Contingent shares (2)	—	37
Diluted weighted average common shares outstanding (3)	52,955	54,436
Basic earnings per share from continuing operations	$1.12	$0.94
Diluted earnings per share from continuing operations	$1.10	$0.92

(1)A total of 55 thousand and 1 thousand shares of stock-based awards were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2022 and 2021 respectively, as their effect would be anti-dilutive.
(2)Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by us once future considerations have been met. Refer to Note 11, Business Combinations, for further details.
(3)The denominator used in calculating diluted earnings per share did not include 363 thousand and 447 thousand performance share units for the three months ended March 31, 2022 and 2021, respectively. The performance conditions associated with these performance share units were not met and consequently none of these performance share units were considered as issuable for the three months ended March 31, 2022 and 2021.

NOTE 11. BUSINESS COMBINATIONS
Business Combinations
During the three months ended March 31, 2022, we completed the following acquisition:
•Effective January 1, 2022, we acquired all of the non-attest assets of Marks Paneth LLP ("Marks Paneth"). Marks Paneth, based in New York City, is a provider of a full range of accounting, tax and consulting services to a wide range of industries. Marks Paneth is included as a component of our Financial Services practice group. Mayer Hoffman, an unrelated party, acquired the attest assets from Marks Paneth in a separate transaction. Operating results are reported in the Financial Services practice group.
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
The acquisition of Marks Paneth is expected to add approximately $138.0 million revenue in 2022. For the three months ended March 31, 2022, we recorded approximately $6.0 million non-recurring transaction, retention and integration related costs associated with this acquisition. Pro forma results of operations for these acquisitions have not been presented because the effects of these acquisitions were not material, either individually or in aggregate, to our total revenue, income from continuing operations, and net income for the three months ended March 31, 2022 and 2021, respectively.
The following table summarizes the consideration and preliminary purchase price allocation for the acquisitions completed during the three months ended March 31, 2022 and 2021, respectively (in thousands):

	2022	2021
Cash paid	72,469	1,900
Recorded contingent consideration	64,648	1,622
Total recorded purchase price	$137,117	$3,522
Accounts receivable acquired	18,230	—
Fixed assets acquired	1,793	—
Identifiable intangible assets acquired	48,000	2,069
Operating lease right-of-use asset acquired	49,291	—
Other assets acquired	1,497	—
Operating lease liability acquired - current	(5,860)	—
Other current liabilities acquired	(909)	—
Operating lease liability acquired - noncurrent	(43,431)	—
Goodwill	68,506	1,453
Total net assets acquired	$137,117	$3,522
Maximum potential contingent consideration	$67,115	$1,700
Provisional estimates of fair value are established at the time of each acquisition and are subsequently reviewed within the first year of operations subsequent to the acquisition date to determine the necessity for adjustments. Fair value estimates of the Marks Paneth acquisition were provisional as of March 31, 2022, primarily related to the value established for certain identifiable intangible assets and contingent purchase price consideration.
The following table summarizes the goodwill and intangible asset amounts resulting from those acquisitions for the three months ended March 31, 2022 and 2021, respectively (in thousands):

	Three Months Ended March 31,
	2022	2021
	Financial Services	Financial Services
Goodwill	$68,506	$1,453
Client list	48,000	1,980
Other intangibles	—	89
Total	$116,506	$3,522
Goodwill is calculated as the difference between the aggregated purchase price and the fair value of the net assets acquired. Goodwill represents the value of expected future earnings and cash flows, as well as the synergies created by the integration of the new businesses within our organization, including cross-selling opportunities expected with our Financial Services practice group and the Benefits and Insurance Services practice group, to help strengthen our existing service offerings and expand our market position. Goodwill related to these acquisitions is deductible for tax purposes. Client lists have an expected life of 10 years, and other intangibles, primarily non-compete agreements, have an expected life of 3 years. Client lists and non-compete agreements are valued using a discounted cash flow technique based on management estimates of future cash flows from such assets.

The following table summarizes the changes in contingent purchase price consideration for previous acquisitions and contingent payments made for previous business acquisitions in the three months ended March 31, 2022 and 2021, respectively (in thousands):

	Three Months Ended March 31,
	2022	2021
Net expense	$642	$660
Cash settlement paid	$7,077	$1,463
Shares issued (number)	19	38

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
Accounting policies of the practice groups are the same as those described in Note 1, Basis of Presentation and Significant Accounting Policies, to the Annual Report on Form 10-K for the year ended December 31, 2021. Upon consolidation, intercompany accounts and transactions are eliminated, thus inter-segment revenue is not included in the measure of profit or loss for the practice groups. Performance of the practice groups is evaluated on income (loss) from continuing operations before income tax expense (benefit) excluding those costs listed above, which are reported in the “Corporate and Other”.
Segment information for the three months ended March 31, 2022 and 2021 is presented below. We do not manage our assets on a segment basis, therefore segment assets are not presented below.

The following table disaggregates our revenue by source (in thousands):

	Three Months Ended March 31, 2022
	Financial Services	Benefits and Insurance Services	National Practices	Consolidated
Accounting, tax, advisory and consulting	$288,746	—	—	$288,746
Core benefits and insurance services	—	88,936	—	88,936
Non-core benefits and insurance services	—	3,550	—	3,550
Managed networking, hardware services	—	—	7,921	7,921
National practices consulting	—	—	2,569	2,569
Total revenue	$288,746	$92,486	$10,490	$391,722

	Three Months Ended March 31, 2021
	Financial Services	Benefits and Insurance Services	National Practices	Consolidated
Accounting, tax, advisory and consulting	$204,149	—	—	$204,149
Core benefits and insurance services	—	84,070	—	84,070
Non-core benefits and insurance services	—	3,169	—	3,169
Managed networking, hardware services	—	—	6,895	6,895
National practices consulting	—	—	2,447	2,447
Total revenue	$204,149	$87,239	$9,342	$300,730

Segment information for the three months ended March 31, 2022 and 2021 was as follows (in thousands):

	Three Months Ended March 31, 2022
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$288,746	$92,486	$10,490	$—	$391,722
Operating expenses (income)	209,800	72,657	9,576	(1,734)	290,299
Gross margin	78,946	19,829	914	1,734	101,423
Corporate general and administrative expenses	—	—	—	16,309	16,309
Operating income (loss)	78,946	19,829	914	(14,575)	85,114
Other income (expense):
Interest expense	—	—	—	(1,259)	(1,259)
Other income (expense), net	86	(24)	—	(6,465)	(6,403)
Total other income (expense), net	86	(24)	—	(7,724)	(7,662)
Income (loss) from continuing operations before income tax expense	$79,032	$19,805	$914	$(22,299)	$77,452

	Three Months Ended March 31, 2021
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$204,149	$87,239	$9,342	$—	$300,730
Operating expenses	141,746	66,933	8,541	6,751	223,971
Gross margin	62,403	20,306	801	(6,751)	76,759
Corporate general and administrative expenses	—	—	—	14,483	14,483
Operating income (loss)	62,403	20,306	801	(21,234)	62,276
Other income (expense):
Interest expense	—	—	—	(877)	(877)
Other income, net	98	174	—	4,517	4,789
Total other income, net	98	174	—	3,640	3,912
Income (loss) from continuing operations before income tax expense	$62,501	$20,480	$801	$(17,594)	$66,188

NOTE 13. SUBSEQUENT EVENTS
Subsequent to March 31, 2022 and up to April 27, 2022, we repurchased approximately 0.2 million shares of our common stock in the open market at a total cost of approximately $7.2 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we”, “us”, “our”, "CBIZ" or the "Company" shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.
The following discussion is intended to assist in the understanding of our financial position at March 31, 2022 and December 31, 2021, results of operations for the three months ended March 31, 2022 and 2021, and cash flows for the three months ended March 31, 2022 and 2021, and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2021. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2021.
OVERVIEW
We provide professional business services, products and solutions that help our clients grow and succeed by better managing their finances and employees. These services are provided to businesses of various sizes, as well as individuals, governmental entities and not-for-profit enterprises throughout the United States and parts of Canada. We deliver integrated services through three practice groups: Financial Services, Benefits and Insurance Services, and National Practices. Refer to Note 12, Segment Disclosures, to the accompanying unaudited condensed consolidated financial statements for a general description of services provided by each practice group.
Refer to the Annual Report on Form 10-K for the year ended December 31, 2021 for further discussion of our business and strategies, as well as the external relationships and regulatory factors that currently impact our operations.
EXECUTIVE SUMMARY
Revenue for the three months ended March 31, 2022 increased by $91.0 million, or 30.3%, to $391.7 million from $300.7 million for the same period in 2021. Same-unit revenue increased by approximately $28.8 million, or 9.6% as compared to the same period in 2021. Revenue from newly acquired operations, net of divestitures, contributed $62.2 million, or 20.7%, of incremental revenue for the three months ended March 31, 2022 as compared to the same period in 2021. Income from continuing operations was $58.1 million, or $1.10 per diluted share, in the first quarter of 2022, compared to $50.2 million, or $0.92 per diluted share, in the first quarter of 2021. Refer to “Results of Operations – Continuing Operations” for a detailed discussion of the components of income from continuing operations.
Strategic Use of Capital
Our first priority for use of capital is to make strategic acquisitions. We also have the financing flexibility and the capacity to actively repurchase shares of our common stock. We believe that repurchasing shares of our common stock can be a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our stockholders. During the first quarter of 2022, we completed one acquisition for $72.5 million in cash. We also repurchased 0.3 million shares of our common stock on open market as well as for tax withholding purposes at a total cost of approximately $12.4 million in the three months ended March 31, 2022. Refer to Note 11, Business Combinations, to the accompanying unaudited condensed consolidated financial statements for further discussion on acquisitions.
During the first quarter of 2022, the CBIZ Board of Directors authorized the purchase of up to 5.0 million shares of our common stock under our Share Repurchase Program (the “Share Repurchase Program”), which may be suspended or discontinued at any time and expires on April 1, 2023. The shares may be purchased in the open market, in privately negotiated transactions, or pursuant to Rule 10b5-1 trading plans, which may include purchases from our employees, officers and directors, in accordance with the Securities and Exchange Commission (the “SEC”) rules. CBIZ management will determine the timing and amount of the transactions based on its evaluation of market conditions and other factors.

RESULTS OF OPERATIONS – CONTINUING OPERATIONS
Revenue
The following tables summarize total revenue for the three months ended March 31, 2022 and 2021:

Three Months Ended March 31,

	Three Months Ended March 31,
	2022	% of Total	2021	% of Total	$ Change	% Change
	(Amounts in thousands, except percentages)
Financial Services	$288,746	73.7%	$204,149	67.9%	$84,597	41.4%
Benefits and Insurance Services	92,486	23.6%	87,239	29.0%	5,247	6.0%
National Practices	10,490	2.7%	9,342	3.1%	1,148	12.3%
Total CBIZ	$391,722	100.0%	$300,730	100%	$90,992	30.3%
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
Income and expenses related to the deferred compensation plan for the three months end March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
	2022	2021
	(Amounts in thousands)
Operating (income) expenses	$(5,667)	$4,616
Corporate general and administrative (income) expenses	(811)	496
Other (expense) income, net	(6,478)	5,112
Excluding the impact of the above-mentioned income and expenses related to the deferred compensation plan, the operating results for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
	2022				2021
	(Amounts in thousands, except percentages)
	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue
Gross margin	$101,423	$(5,667)	$95,756	24.4%	$76,759	$4,616	$81,375	27.1%
Operating income	85,114	(6,478)	78,636	20.1%	62,276	5,112	67,388	22.4%
Other (expense) income, net	(6,403)	6,478	75	—%	4,789	(5,112)	(323)	(0.1)%
Income from continuing operations before income tax expense	77,452	—	77,452	19.8%	66,188	—	66,188	22.0%

Operating Expenses

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating expenses by segment:
Financial Services	$209,800	$141,746	$68,054	48.0%
Benefits and Insurance Services	72,657	66,933	5,724	8.6%
National Practices	9,576	8,541	1,035	12.1%
Corporate and Other	(1,734)	6,751	(8,485)	(125.7)%
Total Operating expenses	$290,299	$223,971	$66,328	29.6%
Operating expenses % of revenue	74.1%	74.5%
Operating expenses excluding deferred compensation	$295,966	$219,355	$76,611	34.9%
Operating expenses excluding deferred compensation % of revenue	75.6%	72.9%

Total operating expenses for the three months ended March 31, 2022 increased by $66.3 million, or 29.6%, to $290.3 million as compared to $224.0 million in the same period of 2021. The non-qualified deferred compensation plan decreased operating expenses by $5.7 million for the three months ended March 31, 2022, and increased operating expense by $4.6 million during the same period in 2021. Excluding the non-qualified deferred compensation expenses, which was recorded in "Corporate and Other" for segment reporting purposes, operating expenses would have been $296.0 million and $219.4 million, or 75.6% and 72.9% of revenue, for the three months ended March 31, 2022 and 2021, respectively. In addition, operating expense for the three months ended March 31, 2022 included approximately $4.4 million, or 1.1% of revenue, non-recurring integration and retention costs related to the Marks Paneth acquisition.
The majority of our operating expenses relate to personnel costs, which includes (i) salaries and benefits, (ii) commissions paid to producers, (iii) incentive compensation, and (iv) stock-based compensation. Excluding the impact of deferred compensation, which was recorded in "Corporate and Other" for segment reporting purposes, operating expenses increased by approximately $76.6 million during the three months ended March 31, 2022 as compared to the same period in 2021, primarily driven by $61.5 million higher personnel costs (of which $41.3 million was from acquisitions), $3.5 million higher facility costs, $2.8 million higher travel and entertainment costs, $1.8 million higher technology related costs, and $1.0 million higher marketing expenses, $1.8 million higher depreciation and amortization expense, as well as $4.2 million higher other discretionary spending. Personnel costs are discussed in further detail under “Operating Practice Groups”.
Corporate General & Administrative (“G&A”) Expenses

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(Amounts in thousands, except percentages)
G&A expenses	$16,309	$14,483	$1,826	12.6%
G&A expenses % of revenue	4.2%	4.8%
G&A expenses excluding deferred compensation	$17,120	$13,987	$3,133	22.4%
G&A expenses excluding deferred compensation % of revenue	4.4%	4.7%

The deferred compensation plan decreased G&A expenses by $0.8 million for the three months ended March 31, 2022, but increased G&A expenses by $0.5 million during the same period in 2021. G&A expenses, excluding the impact of the deferred compensation plan, would have been $17.1 million, or 4.4% of revenue, for the three months ended March 31, 2022, compared to $14.0 million, or 4.7% of revenue, for the same period in 2021. The increase in G&A expense was primarily due to approximately $1.6 million, or 0.4% of revenue, non-recurring transaction and integration costs related to the Marks Paneth acquisition, as well as higher legal and other professional services fees.
Other Income (Expense), Net

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(Amounts in thousands, except percentages)
Interest expense	$(1,259)	$(877)	$(382)	43.6%
Other (expense) income, net (1)	(6,403)	4,789	(11,192)	(233.7)%
Total other (expense) income, net	$(7,662)	$3,912	$(11,574)	(295.9)%

(1) Other (expense) income, net includes a net loss of $6.5 million during the three months ended March 31, 2022, compared to a net gain of $5.1 million for the same period in 2021, associated with the value of investments held in a rabbi trust related to the deferred compensation plan, which were recorded in "Corporate and Other" for segment reporting purposes. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan are offset by a corresponding increase or decrease to compensation expense, which is recorded as “Operating expenses” and “G&A expenses.” The deferred compensation plan has no impact on “Income from continuing operations before income tax expense” or diluted earnings per share from continuing operations. In addition, included in Other (expense) income, net for the three months ended March 31, 2022 and 2021, is expense of $0.6 million and $0.7 million, respectively, related to net changes in the fair value of contingent consideration related to prior acquisitions.
Interest Expense - Our primary financing arrangement is the 2018 credit facility. During the three months ended March 31, 2022, our average debt balance and weighted average effective interest rate was $244.7 million and 1.79%, compared to $128.2 million and 2.10% for the same period of 2021. The increase in interest expense for the three months ended March 31, 2022 as compared to the same period in 2021 was primarily driven by higher average debt balance. Our indebtedness is further discussed in Note 4, Debt and Financing Arrangements, to the accompanying unaudited condensed consolidated financial statements.
Other (Expense) Income, Net - For the three months ended March 31, 2022, other expense, net includes a net loss of $6.5 million associated with the non-qualified deferred compensation plan. For the same period in 2021, other income, net, includes a net gain of $5.1 million associated with the non-qualified deferred compensation plan.
Income Tax Expense

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(Amounts in thousands, except percentages)
Income tax expense	$19,321	$15,972	$3,349	21.0%
Effective tax rate	24.95%	24.13%

The effective tax rate for the three months ended March 31, 2022 was 24.95%, compared to an effective tax rate of 24.13% for the comparable period in 2021. The increase in the effective tax rate year over year was primarily due to a higher state effective tax rate.

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

Financial Services

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue
Same-unit	$225,831	$204,149	$21,682	10.6%
Acquired businesses	62,915	—	62,915
Total revenue	$288,746	$204,149	$84,597	41.4%
Operating expenses	209,800	141,746	68,054	48.0%
Gross margin / Operating income	$78,946	$62,403	$16,543	26.5%
Total other income, net	86	98	(12)	(12.2)%
Income from continuing operations before income tax expense	79,032	62,501	16,531	26.4%
Gross margin percent	27.3%	30.6%

Revenue
The Financial Services practice group revenue for the three months ended March 31, 2022 grew by 41.4% to $288.7 million from $204.1 million during the same period in 2021. Same-unit revenue grew by $21.7 million, or 10.6%, across all service lines, primarily driven by those units that provide traditional accounting and tax-related services, which increased $13.4 million, and those units that provide project-oriented advisory services, which increased by $4.7 million, as well as an increase of $3.9 million in government healthcare compliance business. The impact of acquired businesses contributed $62.9 million, or 21.8% of 2022 revenue, of which Marks Paneth contributed $41.6 million, or 14.4% of 2022 revenue.
We provide a range of services to affiliated CPA firms under joint referral and administrative service agreements (“ASAs”). Fees earned under the ASAs are recorded as revenue in the accompanying Condensed Consolidated Statements of Comprehensive Income and were approximately $76.1 million and $54.9 million for the three months ended March 31, 2022 and 2021, respectively.
Operating Expenses
Operating expenses increased by $68.1 million, or 48.0%, as compared to the same period last year. Personnel costs increased by $52.1 million, or 36.8%, with acquisitions contributing approximately $41.3 million to the increase. Compared to the same period in 2021, facility costs, technology costs, professional and consulting services, as well as depreciation and amortization costs increased by approximately $3.4 million, $1.2 million, $1.1 million, and $2.0 million, respectively, primarily due to the Marks Paneth acquisition. In addition, travel and entertainment costs increase by approximately $1.7 million and other discretionary costs increased by approximately $5.9 million to support the business growth. Operating expense as a percentage of revenue increased to 72.7% for the three months ended March 31, 2022 from 69.4% of revenue for the prior year quarter.

Benefits and Insurance Services

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue
Same-unit	$92,486	$86,478	$6,008	6.9%
Divested operations	—	761	(761)
Total revenue	$92,486	$87,239	$5,247	6.0%
Operating expenses	72,657	66,933	5,724	8.6%
Gross margin / Operating income	$19,829	$20,306	$(477)	(2.3)%
Total other (expense) income, net	(24)	174	(198)	(113.8)%
Income from continuing operations before income tax expense	19,805	20,480	(675)	(3.3)%
Gross margin percent	21.4%	23.3%

Revenue
The Benefits and Insurance Services practice group revenue increased by $5.2 million, or 6.0%, to $92.5 million during the three months ended March 31, 2022 compared to $87.2 million for the same period in 2021. Same-unit revenue increased by $6.0 million, or 6.9% when compared to the same period in 2021. The increase was primarily driven by the property and casualty and retirement benefit services lines as well as growth in our other project based services. Impact of divested businesses was not material.
Operating Expenses
Operating expenses increased by $5.7 million, or 8.6%, when compared to the same period last year. Personnel costs increased by $3.4 million, or 5.1%, primarily due to timing of annual merit increases as well as investment in producers. In addition, other operating expenses, including marketing, recruiting, professional services, technology, depreciation and amortization expenses, and other direct costs increased by approximately $1.8 million to support increased business activities. Travel and entertainment cost increased by $0.5 million. Operating expense as a percentage of revenue increased to 78.6% for the quarter ended March 31, 2022 from 76.7% of revenue for the same period in 2021.
National Practices

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(Amounts in thousands, except percentages)
Same-unit revenue	$10,490	$9,342	$1,148	12.3%
Operating expenses	9,576	8,541	1,035	12.1%
Gross margin / Operating Income	$914	$801	$113	14.1%
Income from continuing operations before income tax expense	914	801	113	14.1%
Gross margin percent	8.7%	8.6%

Revenue and Operating Expenses
The National Practices group is primarily driven by a cost-plus contract with a single client, which has existed since 1999. The cost-plus contract is a five-year contract with the most recent renewal through December 31, 2023. Revenues from this single client accounted for approximately 75% of the National Practice group’s revenue. During the three months ended March 31, 2022, revenue increased by $1.1 million, or 12.3%, while operating expenses increased by $1.0 million, or 12.1%.

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

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating expenses	$(1,734)	$6,751	(8,485)	(125.7)%
Corporate general and administrative expenses	16,309	14,483	1,826	12.6%
Operating loss	(14,575)	(21,234)	6,659	(31.4)%
Total other (expense) income, net	(7,724)	3,640	(11,364)	N/M
Loss from continuing operations before income tax expense	(22,299)	(17,594)	(4,705)	26.7%

Total operating expenses decreased by $8.5 million, or 125.7%, during the three months ended March 31, 2022, as compared to the same period in 2021. The non-qualified deferred compensation plan decreased operating expenses by $5.7 million for the three months ended March 31, 2022 and increased operating expenses by $4.6 million during the same period in 2021. Excluding the non-qualified deferred compensation expenses, operating expense increased by approximately $2.1 million, primarily driven by higher personnel and technology costs.
Total corporate general and administrative expenses increased by $1.8 million, or 12.6%, during the three months ended March 31, 2022, as compared to the same period in 2021. The non-qualified deferred compensation plan decreased corporate general and administrative expenses by $0.8 million for the three months ended March 31, 2022, and increased by $0.5 million during the same period in 2021. Excluding the non-qualified deferred compensation expenses, corporate general and administrative expense increased by approximately $3.1 million, primarily driven by higher personnel costs of $0.4 million, $1.6 million higher transaction related professional services costs associated with the Marks Paneth acquisition, and $1.0 million higher legal costs.
Total other (expense) income, net increased by $11.4 million during the three months ended March 31, 2022, as compared to the same period in 2021. For the three months ended March 31, 2022, total other expense, net includes a net loss of $6.5 million associated with the non-qualified deferred compensation plan. For the same period in 2021, other income, net includes a net gain of $5.1 million associated with the non-qualified deferred compensation plan. Excluding the impact of the non-qualified deferred compensation plan, total other expense, net would have been $1.3 million in 2022 and $1.5 million in 2021, an increase of approximately $0.2 million.
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
Accounts receivable balances increase in response to the first three months revenue generated by the Financial Services practice group. A significant amount of this revenue is billed and collected in subsequent quarters. Days sales outstanding (“DSO”) from continuing operations represent accounts receivable and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve months daily revenue. We provide DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of our ability to collect on receivables in a timely manner. DSO was 94 days and 91 days at March 31, 2022 and 2021, respectively. DSO at December 31, 2021 was 71 days.
The following table presents selected cash flow information. For additional details, refer to the accompanying Condensed Consolidated Statements of Cash Flows.

	Three Months Ended March 31,
	2022	2021
	(Amounts in thousands)
Net cash used in operating activities	$(50,890)	$(14,827)
Net cash (used in) provided by investing activities	(81,531)	229
Net cash provided by (used in) financing activities	170,446	(2,960)
Net increase (decrease) in cash, cash equivalents and restricted cash	$38,025	$(17,558)

Operating Activities - Cash used in operating activities was $50.9 million during the three months ended March 31, 2022 and primarily consisted of working capital use of $125.1 million, which was offset by net income of $58.1 million and certain non-cash items, such as depreciation and amortization expense of $8.2 million, deferred income tax of $2.9 million, and stock-based compensation expense of $3.7 million. Cash used in operating activities was $14.8 million during the three months ended March 31, 2021 and primarily consisted of working capital use of $76.1 million, which was offset by net income of $50.2 million and certain non-cash items, such as depreciation and amortization expense of $6.3 million, deferred income tax of $3.3 million, and stock-based compensation expense of $2.9 million.
Investing Activities - Cash used in investing activities during the three months ended March 31, 2022 was $81.5 million and consisted primarily of $72.5 million used for business acquisition, $0.8 million in capital expenditures, $6.0 million net activity related to funds held for clients, and $2.3 million in other activities related to working capital payments and notes receivable. Cash provided by investing activities during the three months ended March 31, 2021 was $0.2 million and consisted primarily of proceeds from sales and maturities of client fund investments of $3.1 million, offset by $2.0 million cash used for business acquisitions and $1.1 million in capital expenditures.
The balances in funds held for clients and client fund obligations can fluctuate with the timing of cash receipts and the related cash payments. The nature of these accounts is further described in Note 1, Basis of Presentation and Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Financing Activities - Cash provided by financing activities during the three months ended March 31, 2022 was $170.4 million and primarily consisted of $143.6 million in net proceeds from the credit facility, $42.5 million net increase in client fund obligations and $3.2 million proceeds from exercise of stock options, partially offset by $11.6 million in share repurchases and $7.3 million in contingent consideration payments related to prior acquisitions. Cash used in financing activities during the three months ended March 31, 2021 was $3.0 million and primarily consisted of $33.1 million in share repurchases, $26.5 million net decrease in client fund obligations, and $1.7 million in contingent consideration payments related to prior acquisitions. The use of cash was partially offset by $54.0 million in net proceeds from additional borrowings under our 2018 credit facility and $4.4 million proceeds from exercise of stock options during the quarter.
CAPITAL RESOURCES
Credit Facility - At March 31, 2022, we had $298.9 million outstanding under the 2018 credit facility as well as $5.7 million outstanding letters of credit. Available funds under the 2018 credit facility, based on the terms of the commitment, were approximately $94.8 million at March 31, 2022. The weighted average interest rate under the 2018 credit facility was 1.79% during the three months ended March 31, 2022, compared to 2.10% for the same period in 2021. The 2018 credit facility allows for the allocation of funds for future strategic initiatives, including acquisitions and the repurchase of our common stock, subject to the terms and conditions of the 2018 credit facility.
On April 12, 2022, we launched efforts to amend our 2018 credit facility which expires in April 2023. The amendment seeks to increase total availability under the current facility to $600 million and will extend the maturity through April 2027. As of April 26, 2022, we have received formal commitments, subject to final documentation, in excess of the $600 million target. The amendment is expected to close in early May 2022.

Debt Covenant Compliance - We are required to meet certain financial covenants with respect to (i) total leverage ratio and (ii) a minimum fixed charge coverage ratio. We are in compliance with our financial covenants as of March 31, 2022. Our ability to service our debt and to fund future strategic initiatives will depend upon our ability to generate cash in the future. For further discussion regarding our 2018 credit facility and debt, refer to Note 4, Debt and Financing Arrangements, to the accompanying unaudited condensed consolidated financial statements.
Use of Capital - Our first priority for use of capital is to make strategic acquisitions. We also have the financing flexibility and the capacity to actively repurchase shares of our common stock. We believe that repurchasing shares of our common stock can be a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our stockholders. During the first quarter of 2022, we completed one acquisition of Marks Paneth for $72.5 million in cash. We also repurchased 0.3 million shares of our common stock at a total cost of approximately $12.4 million during the three months ended March 31, 2022. Refer to Note 11, Business Combinations, to the accompanying unaudited condensed consolidated financial statements for further discussion on acquisitions.
Cash Requirements for 2022 - Cash requirements for the remainder of 2022 will include acquisitions, interest payments on debt, seasonal working capital requirements, contingent earnout payments for previous acquisitions, share repurchases and capital expenditures. We believe that cash provided by operations, as well as available funds under our credit facility will be sufficient to meet cash requirements.
OFF-BALANCE SHEET ARRANGEMENTS
We maintain administrative service agreements with independent CPA firms (as described more fully under “Business – Financial Services” and in Note 1, Basis of Presentation and Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021), which qualify as variable interest entities. The accompanying unaudited condensed consolidated financial statements do not reflect the operations or accounts of variable interest entities as the impact is not material to the financial condition, results of operations, or cash flows of CBIZ.
We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $5.7 million and $3.4 million at March 31, 2022 and December 31, 2021, respectively. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.3 million and $2.3 million at March 31, 2022 and December 31, 2021, respectively.
We have various agreements under which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by us under such indemnification clauses is generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2022, we are not aware of any material obligations arising under indemnification agreements that would require payment.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The SEC defines critical accounting policies as those that are most important to the portrayal of a company’s financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
Our discussion and analysis of our results of operations, financial condition and liquidity are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements. As more information becomes known, these estimates and assumptions could change, which would have an impact on actual results that may differ materially from these estimates and judgments under different assumptions. We have not made any changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
NEW ACCOUNTING PRONOUNCEMENTS
Refer to Note 2, New Accounting Pronouncements, to the accompanying unaudited condensed consolidated financial statements for a discussion of recently issued accounting pronouncements.
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
Consequently, no forward-looking statement can be guaranteed. A more detailed description of risk factors may be found in “Item 1A, Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021. Except as required by the federal securities laws, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the SEC, such as quarterly, periodic and annual reports.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our floating rate debt under our 2018 credit facility exposes us to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which we could borrow funds under the credit facility. The balance outstanding under our credit facility at March 31, 2022 was $298.9 million, of which $183.9 million is subject to rate risk. If market rates were to increase or decrease 100 basis points from the levels at March 31, 2022, interest expense would increase or decrease approximately $1.8 million annually.
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
At March 31, 2022, we had four interest rate swaps with notional values, fixed rates of interest and expiration dates of (i) $20.0 million – 1.770% - May, 2022, (ii) $15.0 million – 2.640% - June, 2023, (iii) $50.0 million – 0.885% - April, 2025, and (iv) $30.0 million – 1.249% - December, 2026, respectively. Management will continue to evaluate the potential use of interest rate swaps as we deem appropriate under certain operating and market conditions. We do not enter into derivative instruments for trading or speculative purposes.
In connection with the services provided by our payroll operations, funds collected from our clients’ accounts in advance are segregated and may be invested in short-term investments, such as corporate and municipal bonds. In accordance with our investment policy, all investments carry an investment grade rating at the time of the initial acquisition, and are classified as available-for-sale securities. At each respective balance sheet date, these investments are adjusted to fair value with fair value adjustments being recorded to other comprehensive income or loss and reflected in the accompanying Condensed Consolidated Statements of Comprehensive Income for the respective period. If an investment is deemed to be other-than-temporarily impaired due to credit loss, then the adjustment is recorded to “Other income (expense), net” in the accompanying Condensed Consolidated Statements of Comprehensive Income. Refer to Note 6, Financial Instruments, and Note 7, Fair Value Measurements, to the accompanying unaudited condensed consolidated financial statements for further discussion regarding these investments and the related fair value assessments.
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
(b) Internal Control over Financial Reporting
On January 1, 2022, we completed the Marks Paneth acquisition. We are in the process of integrating Marks Paneth into our system of internal control over financial reporting. Except for the Marks Paneth acquisition, there have been no changes to our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding certain legal proceedings in which we are involved is incorporated by reference from Note 5, Commitments and Contingencies, to the accompanying condensed consolidated financial statements.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC. These risks could materially and adversely affect the business, financial condition and results of operations of CBIZ.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent sales of unregistered securities
During the three months ended March 31, 2022, approximately 19 thousand shares of our common stock were issued as payment for contingent consideration for previous acquisitions. The foregoing shares were issued in transactions not involving a public offering in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act. The persons to whom the shares were issued had access to full information about the Company and represented that they acquired the shares for their own account and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold, or otherwise transferred without having first been registered under the Securities Act or pursuant to an exemption from the Securities Act.

(b) Issuer purchases of equity securities
On February 10, 2022, our Board of Directors authorized the continuation of the Share Repurchase Program, which has been renewed annually for the past eighteen years. It was effective beginning April 1, 2022, and the amount of shares to be purchased was reset to five million, and expires one year from the effective date. The Share Repurchase Program allows us to purchase shares of our common stock (i) in the open market, (ii) in privately negotiated transactions, and (iii) under Rule 10b5-1 trading plans. Privately negotiated transactions may include purchases from our employees, Officers and Directors, in accordance with SEC rules. Rule 10b5-1 trading plans allow for repurchases during periods when we would not normally be active in the trading market due to regulatory restrictions. The Share Repurchase Program does not obligate us to acquire any specific number of shares and may be suspended at any time.
Shares repurchased under the Share Repurchase Program during the three months ended March 31, 2022 (reported on a trade-date basis) are summarized in the table below (amounts in thousands, except per share data). Average price paid per share includes fees and commissions.

	Issuer Purchases of Equity Securities
First Quarter Purchases	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
January 1 – January 31, 2022	—	$—	—	3,060
February 1 – February 28, 2022	139	$38.18	139	2,921
March 1 – March 31, 2022	174	$40.58	174	2,747
First quarter purchases	313	$39.51	313

According to the terms of our 2018 credit facility, we are not permitted to declare or make any dividend payments, other than dividend payments made by one of our wholly owned subsidiaries to the parent company. Refer to Note 9, Debt and Financing Arrangements, to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2021 for a description of working capital restrictions and limitations on the payment of dividends.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

Item 6. Exhibits

10.1
Purchase Agreement, dated January 6, 2022, among CBIZ, Inc. CBIZ Acquisition 42, LLC, Marks Paneth LLP and all of the individuals who are equity partners of marks Paneth (filed as Exhibit 2.1 to the Company’s Form 8-K Current Report, File No. 001-32961, dated January 6, 2022, and incorporated herein by reference).

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

CBIZ, Inc.
(Registrant)

Date:	May 2, 2022	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer