Form 10-Q
period 2022-06-30
CBIZ, Inc.
filed 2022-07-29
CIK 944148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at July 25, 2022
Common Stock, par value $0.01 per share	51,423,007

CBIZ, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$3,881	$1,997
Restricted cash	42,188	30,383
Accounts receivable, net	410,481	242,168
Other current assets	12,221	19,217
Current assets before funds held for clients	468,771	293,765
Funds held for clients	185,271	157,909
Total current assets	654,042	451,674
Non-current assets:
Property and equipment, net	45,690	43,423
Goodwill and other intangible assets, net	946,468	840,783
Assets of deferred compensation plan	118,779	136,321
Operating lease right-of-use assets, net	199,202	151,145
Other non-current assets	8,416	4,588
Total non-current assets	1,318,555	1,176,260
Total assets	$1,972,597	$1,627,934
LIABILITIES
Current liabilities:
Accounts payable	$125,852	$65,757
Income taxes payable	12,757	1,671
Accrued personnel costs	94,763	114,032
Contingent purchase price liabilities	55,496	34,373
Operating lease liabilities	36,141	30,586
Other current liabilities	19,210	18,755
Current liabilities before client fund obligations	344,219	265,174
Client fund obligations	187,129	158,115
Total current liabilities	531,348	423,289
Non-current liabilities:
Bank debt	266,000	155,300
Debt issuance costs	(2,282)	(449)
Total long-term debt, net	263,718	154,851
Income taxes payable	1,893	1,727
Deferred income taxes, net	20,873	15,440
Deferred compensation plan obligations	118,779	136,321
Contingent purchase price liabilities	80,939	44,766
Operating lease liabilities	189,750	145,808
Other non-current liabilities	774	1,184
Total non-current liabilities	676,726	500,097
Total liabilities	1,208,074	923,386
STOCKHOLDERS' EQUITY
Common stock	1,358	1,352
Additional paid in capital	781,142	770,117
Retained earnings	718,144	628,762
Treasury stock	(737,559)	(694,716)
Accumulated other comprehensive income (loss)	1,438	(967)
Total stockholders’ equity	764,523	704,548
Total liabilities and stockholders’ equity	$1,972,597	$1,627,934

See the accompanying notes to the unaudited condensed consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$361,952	$278,648	$753,674	$579,378
Operating expenses	289,736	236,934	580,035	460,905
Gross margin	72,216	41,714	173,639	118,473
Corporate general and administrative expenses	10,926	13,816	27,235	28,299
Legal settlement, net	—	30,468	—	30,468
Operating income (loss)	61,290	(2,570)	146,404	59,706
Other income (expense):
Interest expense	(1,645)	(959)	(2,904)	(1,836)
Gain on sale of operations, net	135	6,385	135	6,385
Other (expense) income, net	(15,898)	8,373	(22,301)	13,162
Total other (expense) income, net	(17,408)	13,799	(25,070)	17,711
Income from continuing operations before income tax expense	43,882	11,229	121,334	77,417
Income tax expense	12,622	2,616	31,943	18,588
Income from continuing operations	31,260	8,613	89,391	58,829
Loss from discontinued operations, net of tax	(5)	(6)	(9)	(13)
Net income	$31,255	$8,607	$89,382	$58,816
Earnings per share:
Basic:
Continuing operations	$0.60	$0.16	$1.72	$1.11
Discontinued operations	—	—	—	—
Net income	$0.60	$0.16	$1.72	$1.11
Diluted:
Continuing operations	$0.60	$0.16	$1.70	$1.09
Discontinued operations	—	—	—	—
Net income	$0.60	$0.16	$1.70	$1.09
Basic weighted average shares outstanding	51,911	52,874	52,015	53,119
Diluted weighted average shares outstanding	52,531	53,769	52,736	54,109
Comprehensive income:
Net income	$31,255	$8,607	$89,382	$58,816
Other comprehensive income, net of tax	480	58	2,405	912
Comprehensive income	$31,735	$8,665	$91,787	$59,728

See the accompanying notes to the unaudited condensed consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Totals
March 31, 2022	135,756	83,462	$1,358	$777,731	$686,889	$(707,088)	$958	$759,848
Net income	—	—	—	—	31,255	—	—	31,255
Other comprehensive income	—	—	—	—	—	—	480	480
Share repurchases	—	736	—	—	—	(29,555)	—	(29,555)
Indirect repurchase of shares for minimum tax withholding	—	23	—	—	—	(916)	—	(916)
Restricted stock units and awards	27	—	—	—	—	—	—	—
Stock options exercised	40	—	—	672	—	—	—	672
Stock-based compensation	—	—	—	2,739	—	—	—	2,739
June 30, 2022	135,823	84,221	$1,358	$781,142	$718,144	$(737,559)	$1,438	$764,523

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Totals
March 31, 2021	134,625	81,209	$1,346	$749,207	$608,084	$(629,439)	$(1,415)	$727,783
Net income	—	—	—	—	8,607	—	—	8,607
Other comprehensive income	—	—	—	—	—	—	58	58
Share repurchases	—	919	—	—	—	(30,759)	—	(30,759)
Indirect repurchase of shares for minimum tax withholding	—	45	—	—	—	(1,574)	—	(1,574)
Restricted stock units and awards	34	—	—	—	—	—	—	—
Stock options exercised	96	—	1	1,039	—	—	—	1,040
Stock-based compensation	—	—	—	2,599	—	—	—	2,599
Business acquisitions	137	—	2	4,576	—	—	—	4,578
June 30, 2021	134,892	82,173	$1,349	$757,421	$616,691	$(661,772)	$(1,357)	$712,332

See the accompanying notes to the unaudited condensed consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Totals
December 31, 2021	135,187	83,149	$1,352	$770,117	$628,762	$(694,716)	$(967)	$704,548
Net income	—	—	—	—	89,382	—	—	89,382
Other comprehensive income	—	—	—	—	—	—	2,405	2,405
Share repurchases	—	884	—	—	—	(35,554)	—	(35,554)
Indirect repurchase of shares for minimum tax withholding	—	188	—	—	—	(7,289)	—	(7,289)
Restricted stock units and awards	119	—	1	(1)	—	—	—	—
Performance share units	211	—	2	(2)	—	—	—	—
Stock options exercised	287	—	3	3,893	—	—	—	3,896
Stock-based compensation	—	—	—	6,428	—	—	—	6,428
Business acquisitions	19	—	—	707	—	—	—	707
June 30, 2022	135,823	84,221	$1,358	$781,142	$718,144	$(737,559)	$1,438	$764,523

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Totals
December 31, 2020	134,144	80,045	$1,341	$740,970	$557,875	$(595,297)	$(2,269)	$702,620
Net income	—	—	—	—	58,816	—	—	58,816
Other comprehensive income	—	—	—	—	—	—	912	912
Share repurchases	—	2,036	—	—	—	(63,438)	—	(63,438)
Indirect repurchase of shares for minimum tax withholding	—	92	—	—	—	(3,037)	—	(3,037)
Restricted stock units and awards	80	—	1	(1)	—	—	—	—
Stock options exercised	493	—	5	5,443	—	—	—	5,448
Stock-based compensation	—	—	—	5,454	—	—	—	5,454
Business acquisitions	175	—	2	5,555	—	—	—	5,557
June 30, 2021	134,892	82,173	$1,349	$757,421	$616,691	$(661,772)	$(1,357)	$712,332

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$89,382	$58,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	16,465	12,876
Gain on sale of operations, net	(135)	(6,385)
Bad debt expense, net of recoveries	1,263	265
Adjustment to contingent earnout liability	1,478	753
Stock-based compensation expense	6,428	5,454
Deferred income taxes	4,688	5,360
Other, net	211	(478)
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(138,658)	(69,363)
Other assets	(1,696)	(11,279)
Accounts payable	57,837	36,574
Income taxes payable	11,252	(769)
Accrued personnel costs	(11,176)	(7,634)
Other liabilities	(8,822)	42,117
Operating cash flows provided by continuing operations	28,517	66,307
Operating cash flows used in discontinued operations	(9)	(13)
Net cash provided by operating activities	28,508	66,294
Cash flows from investing activities:
Business acquisitions and purchases of client lists, net of cash acquired	(72,469)	(43,172)
Purchases of client fund investments	(18,271)	(7,900)
Proceeds from the sales and maturities of client fund investments	8,505	7,965
Proceeds from sales of divested operations	190	9,785
Change in funds held for clients	(2,468)	(4,029)
Additions to property and equipment	(3,640)	(3,258)
Other, net	(1,603)	472
Net cash used in investing activities	(89,756)	(40,137)
Cash flows from financing activities:
Proceeds from bank debt	447,300	431,700
Payment of bank debt	(336,600)	(376,400)
Payment for acquisition of treasury stock	(34,354)	(64,506)
Indirect repurchase of shares for minimum tax withholding	(7,289)	(3,037)
Changes in client funds obligations	29,014	(27,823)
Proceeds from exercise of stock options	3,896	5,448
Payment of contingent consideration for acquisitions	(8,240)	(7,850)
Other, net	(2,072)	(114)
Net cash provided by (used in) financing activities	91,655	(42,582)
Net increase (decrease) in cash, cash equivalents and restricted cash	30,407	(16,425)
Cash, cash equivalents and restricted cash at beginning of year	150,474	170,335
Cash, cash equivalents and restricted cash at end of period	$180,881	$153,910

Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$3,881	$4,677
Restricted cash	42,188	39,268
Cash equivalents included in funds held for clients	134,812	109,965
Total cash, cash equivalents and restricted cash	$180,881	$153,910

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
SOFR – Secured Overnight Financing Rate
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
Accounting Standards Adopted in 2022
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
On May 4, 2022, we entered into a Second Amended and Restated Credit Agreement (the "2022 credit facility" or the "credit facility"), by and among CBIZ Operations, Inc. ("CBIZ Operations"), and Bank of America, N.A., as administrative agent, and other financial institutions. The 2022 credit facility amends the Amended and Restated Credit Agreement, dated as of April 3, 2018 (the "2018 credit facility"). Among other things, the 2022 Credit Facility amended the base interest rate from LIBOR to Term SOFR. Consequently, we amended the interest rate swap agreements with respect to the existing swaps. Effective May 16, 2022, the scheduled reset date, the interest rate of the swaps were set to one-month Term SOFR to align the swaps to Term SOFR in the 2022 credit facility. No other terms under the swap agreements were amended. As a result, we early adopted ASC Topic 848, Reference Rate Reform. This adoption had immaterial impact on our consolidated financial statements. Refer to Note 4, Debt and Financing Arrangements and Note 6, Financial Instruments, for detail discussion of the transaction.

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
Accounts receivable, net, at June 30, 2022 and December 31, 2021 was as follows (in thousands):

	June 30, 2022	December 31, 2021
Trade accounts receivable	$297,452	$190,710
Unbilled revenue, at net realizable value	130,085	67,616
Total accounts receivable	427,537	258,326
Allowance for doubtful accounts	(17,056)	(16,158)
Accounts receivable, net	$410,481	$242,168

Changes to the allowance for doubtful accounts for the six months ended June 30, 2022 and twelve months ended December 31, 2021 are as follows (in thousands):

	June 30, 2022	December 31, 2021
Balance at beginning of period	$(16,158)	$(14,894)
Provision	(5,222)	(9,422)
Charge-offs, net of recoveries	4,324	8,158
Allowance for doubtful accounts	$(17,056)	$(16,158)

NOTE 4. DEBT AND FINANCING ARRANGEMENTS
On May 4, 2022, we entered into the 2022 credit facility, which amends the 2018 credit facility.
The 2022 credit facility increased our borrowing capacity from $400 million to $600 million, which provides us with the capital necessary to meet our working capital needs as well as the flexibility to continue with our strategic initiatives, including business acquisitions and share repurchases. Other important key terms of the 2022 credit facility include: (i) an accordion feature that permits lenders to extend an additional $200 million at later date; (ii) no change in pricing from the 2018 credit facility; (iii) upsizing of baskets and various sublimits to reflect the increased size of the Company's business; (iv) a swing line facility increase from $25 million to $50 million, which provides for same-day funds to cover daily liquidity needs; and (v) base interest rate amended from LIBOR to Term SOFR. The 2022 credit facility extends the maturity date from 2023 to 2027.
In connection with our 2022 credit facility, we incurred approximately $2.1 million of financing costs during the second quarter of 2022. The financing costs are deferred and reported as a reduction of debt on the accompanying unaudited Condensed Consolidated Balance Sheet, are included as a component of cash flow from financing activities on the accompanying unaudited Condensed Consolidated Cash Flows, and are being amortized as interest expense over the term of the 2022 credit facility. In addition, we wrote-off approximately $41 thousand of unamortized deferred cost associated with the 2018 credit facility as additional interest expense in the quarter ended June 30, 2022.
The balance outstanding under the 2022 credit facility was $266.0 million at June 30, 2022. The balance outstanding under the 2018 credit facility was $155.3 million at December 31, 2021. The combined effective interest rates under the 2018 and 2022 credit facilities, including the impact of interest rate swaps associated with those credit facilities, were as follows:

	Six Months Ended June 30,
	2022	2021
Weighted average rates	1.93%	1.95%
Range of effective rates	1.08% - 3.67%	1.06% - 3.64%
We had approximately $323.2 million of available funds under the 2022 credit facility at June 30, 2022, net of outstanding letters of credit of $5.7 million. Available funds under the credit facility are based on a multiple of earnings before interest, taxes, depreciation and amortization as defined in the credit facility, and are reduced by letters of credit, other indebtedness and outstanding borrowings under the credit facility. Under the 2022 credit facility, loans are charged an interest rate consisting of a base rate or Term SOFR rate plus an applicable margin, letters of credit are charged based on the same applicable margin, and a commitment fee is charged on the unused portion of the credit facility.
The 2022 credit facility contains certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens or other encumbrances, making certain payments, investments, or to sell or otherwise dispose of a substantial portion of assets, or to merge or consolidate with an unaffiliated entity. The 2022 credit facility also limits our ability to make dividend payments. Historically, we have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Our Board of Directors has discretion over the payment and level of dividends on common stock, subject to the limitations of the credit facility and applicable law. The credit facility contains a provision that, in the event of a defined change in control, the credit facility may be terminated. In addition, the 2022 credit facility contains financial covenants that require us to meet certain requirements with respect to (i) a total leverage ratio and (ii) minimum interest coverage ratio which may limit our ability to borrow up to the total commitment amount. As of June 30, 2022, we are in compliance with all covenants.
Other Line of Credit - We have an unsecured $20.0 million line of credit by and among CBIZ Benefits and Insurance, Inc. and Huntington National Bank. We utilize this line to support our short-term funding requirements of payroll client fund obligations due to the investment of client funds, rather than liquidating client funds that have already been invested in available-for-sale securities. The line of credit, which was renewed on August 5, 2021 and will terminate on August 4, 2022, did not have a balance outstanding at June 30, 2022. We intend to renew this line of credit.
Interest Expense - Interest expense, including amortization of deferred financing costs, commitment fees, line of credit fees, and other applicable bank charges, was as follows (in thousands):

	Three Months Ended June 30,
	2022	2021
Credit facilities	$1,644	$952
Other line of credit	1	—
Other	—	7
Total	$1,645	$959

	Six Months Ended June 30,
	2022	2021
Credit facilities	$2,903	$1,823
Other line of credit	1	—
Other	—	13
Total	$2,904	$1,836

NOTE 5. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Guarantees - We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $5.7 million and $3.4 million at June 30, 2022 and December 31, 2021, respectively. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.3 million and $2.3 million at June 30, 2022 and December 31, 2021, respectively.
Legal Proceedings - On December 19, 2016, CBIZ Operations was named as a defendant in a lawsuit filed by Zotec Partners, LLC (“Zotec”) in the Marion County Indiana Superior Court. After various amendments, the lawsuit asserts claims under Indiana law for securities, statutory and common law fraud or deception, unjust enrichment, breach of contract, and vicarious liability against CBIZ Operations and a former employee of CBIZ MMP in connection with the sale of the CBIZ MMP medical billing practice to Zotec. The plaintiff claims that CBIZ Operations had a duty to disclose the fact, unknown to employees of CBIZ Operations at the time of the transaction, that the former employee had a financial arrangement with a Zotec vendor at the time CBIZ Operations sold CBIZ MMP to Zotec. The plaintiff is seeking damages of up to $177.0 million out of the $200.0 million transaction price. Trial was held in October 2021. The jury found in favor of CBIZ on all fraud, contract and other claims before it. Zotec’s remaining claim for Indiana statutory securities fraud and CBIZ’s counterclaim for breach of contract against Zotec will be addressed by the trial Judge at a later date.
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

NOTE 6. FINANCIAL INSTRUMENTS
Available-For-Sale Debt Securities - In connection with certain services provided by our payroll operations, we collect funds from our clients’ accounts in advance of paying client obligations. These funds held for clients are segregated and invested in accordance with our investment policy, which requires all investments carry an investment grade rating at the time of initial investment. These investments, primarily consisting of corporate and municipal bonds, are classified as available-for-sale and are included in the “Funds held for clients” line item on the accompanying unaudited Condensed Consolidated Balance Sheets. The par value of these investments totaled $46.8 million and $37.0 million at June 30, 2022 and December 31, 2021, respectively, and had maturity or callable dates ranging from July 2022 through November 2025.
At June 30, 2022, unrealized losses on the securities were not material and have not been recognized as a credit loss because the bonds are investment grade quality and management is not required or does not intend to sell prior to an expected recovery in value. The bond issuers continue to make timely principal and interest payments.
The following table summarizes activities related to these investments for the six months ended June 30, 2022 and the twelve months ended December 31, 2021 (in thousands):

	Six Months Ended June 30, 2022	Twelve Months Ended December 31, 2021
Fair value at beginning of period	$38,670	$25,708
Purchases	18,271	26,980
Redemptions	(4,235)	(6,530)
Maturities	(4,270)	(8,347)
Change in bond premium	(181)	1,517
Fair market value adjustment	(1,590)	(658)
Fair value at end of period	$46,665	$38,670
In addition to the available-for-sale debt securities discussed above, we also held other depository assets in the amount of $3.8 million and $1.1 million at June 30, 2022 and December 31, 2021, respectively. Those depository assets are classified as Level 1 in the fair value hierarchy.
Interest Rate Swaps - We utilize interest rate swaps to manage interest rate risk exposure associated with our floating-rate debt under our credit facility, or the forecasted acquisition of such liability. We do not purchase or hold any derivative instruments for trading or speculative purposes. Refer to the Annual Report on Form 10-K for the year ended December 31, 2021 for further discussion on our interest rate swaps.
As a result of the 2022 credit facility, CBIZ amended the interest rate swap agreements with respect to the existing swaps. Effective May 16, 2022, the scheduled reset date, the interest rate of the swaps are set to one-month Term SOFR to align the swaps to Term SOFR in the 2022 credit facility as a result of reference rate reform. No other terms under the swap agreements were amended.
Under the terms of the interest rate swaps, we pay interest at a fixed rate of interest plus applicable margin as stated in the amended agreements, and receive interest that varies with the one-month Term SOFR .

The following table summarizes our outstanding interest rate swaps and their classification in the accompanying unaudited Condensed Consolidated Balance Sheets at June 30, 2022 and December 31, 2021 (amounts in thousands):

	June 30, 2022
	Notional Amount	Fixed Rate	Expiration	Fair Value	Balance Sheet Location
Interest rate swap	$15,000	2.571%	6/1/2023	$27	Other current asset
Interest rate swap	$50,000	0.834%	4/14/2025	$2,646	Other non-current asset
Interest rate swap	$30,000	1.186%	12/14/2026	$1,925	Other non-current asset

	December 31, 2021
	Notional Amount	Fixed Rate	Expiration	Fair Value	Balance Sheet Location
Interest rate swap	$20,000	1.770%	5/14/2022	$(120)	Other current liability
Interest rate swap	$15,000	2.640%	6/1/2023	$(432)	Other non-current liability
Interest rate swap	$50,000	0.885%	4/14/2025	$405	Other non-current asset
Interest rate swap	$30,000	1.249%	12/14/2026	$(64)	Other non-current liability
Refer to Note 7, Fair Value Measurements, for additional disclosures regarding fair value measurements.
The following table summarizes the effects of the interest rate swaps on the accompanying unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Gain Recognized in AOCI, net of tax		Loss Reclassified from AOCL into Expense
	Three Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
Interest rate swaps	$587	$117	$(155)	$(280)

	Six Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest rate swaps	$3,194	$1,078	$(498)	$(565)

NOTE 7. FAIR VALUE MEASUREMENTS
The following table summarizes our assets and (liabilities) at June 30, 2022 and December 31, 2021, respectively, that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (in thousands):

	Level	June 30, 2022	December 31, 2021
Deferred compensation plan assets	1	$118,779	$136,321
Available-for-sale debt securities	1	46,665	38,670
Other depository assets	1	3,794	1,144
Deferred compensation plan liabilities	1	(118,779)	(136,321)
Interest rate swaps	2	4,598	(211)
Contingent purchase price liabilities	3	(136,435)	(79,139)
During the six months ended June 30, 2022 and 2021, there were no transfers between the valuation hierarchy Levels 1, 2 and 3. The following table summarizes the change in Level 3 fair values of our contingent purchase price liabilities for the six months ended June 30, 2022 and 2021 (pre-tax basis) (in thousands):

	2022	2021
Beginning balance – January 1	$(79,139)	$(54,391)
Additions from business acquisitions	(64,648)	(20,124)
Settlement of contingent purchase price liabilities	8,830	9,081
Change in fair value of contingencies	117	17
Change in net present value of contingencies	(1,595)	(770)
Ending balance – June 30	$(136,435)	$(66,187)
Contingent purchase price liabilities result from our business acquisitions and are recorded at fair value at the time of acquisition and are presented as “Contingent purchase price liabilities — current” and “Contingent purchase price liabilities — non-current” in the accompanying unaudited Condensed Consolidated Balance Sheets. We estimate the fair value of our contingent purchase price liabilities using a probability-weighted discounted cash flow model. This fair value measure is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Fair value measurements characterized within Level 3 of the fair value hierarchy are measured based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value.
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

NOTE 8. OTHER COMPREHENSIVE INCOME
The following table is a summary of other comprehensive income and discloses the tax impact of each component of other comprehensive income for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net unrealized loss on available-for-sale securities, net of income taxes (1)	$(218)	$(55)	$(1,157)	$(158)
Net unrealized gain on interest rate swaps, net of income taxes (2)	705	117	3,571	1,078
Foreign currency translation	(7)	(4)	(9)	(8)
Total other comprehensive income	$480	$58	$2,405	$912

(1)Net of income tax benefit of $81 and income tax benefit of $20 for the three months ended June 30, 2022 and 2021, respectively, and net of income tax benefit of $433 and income tax benefit of $59 for the six months ended June 30, 2022 and 2021, respectively.
(2)Net of income tax expense of $250 and income tax expense of $36 for the three months ended June 30, 2022 and 2021, respectively, and net of income tax expense of $1,178 and income tax expense of $346 for the six months ended June 30, 2022 and 2021, respectively.

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
Compensation expense for stock-based awards recognized during the three and six months ended June 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	$75	$232	$248	$533
Restricted stock units and awards	1,334	1,445	2,827	2,826
Performance share units	1,330	922	3,353	2,095
Total stock-based compensation expense	$2,739	$2,599	$6,428	$5,454
Stock Options and Restricted Stock Units and Awards – The following table presents our stock options and restricted stock units and awards activity during the six months ended June 30, 2022 (in thousands, except per share data):

	Stock Options		Restricted Stock Units and Awards
	Number of Options	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant-Date Fair Value (1)
Outstanding at beginning of year	1,223	$17.71	389	$25.07
Granted	—	$—	130	$38.53
Exercised or released	(287)	$13.58	(238)	$23.47
Expired or canceled	—	$—	(4)	$34.04
Outstanding at June 30, 2022	936	$18.98	277	$32.62
Exercisable at June 30, 2022	936	$18.98

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
The following table presents our PSU award activity during the six months ended June 30, 2022 (in thousands, except per share data):

	Performance Share Units	Weighted Average Grant-Date Fair Value Per Unit (1)
Outstanding at beginning of year	473	$23.64
Granted	103	$38.15
Vested	(211)	$19.82
Canceled	(5)	$33.21
Outstanding at June 30, 2022	360	$29.90
(1)Represents weighted average market value of the performance share units; PSUs are granted at no cost to the recipients.

NOTE 10. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the three and six months ended June 30, 2022 and 2021 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Income from continuing operations	$31,260	$8,613	$89,391	$58,829
Denominator:
Basic
Weighted average common shares outstanding	51,911	52,874	52,015	53,119
Diluted
Stock options (1)	508	676	564	733
Restricted stock units and awards (1)	112	182	157	220
Contingent shares (2)	—	37	—	37
Diluted weighted average common shares outstanding (3)	52,531	53,769	52,736	54,109
Basic earnings per share from continuing operations	$0.60	$0.16	$1.72	$1.11
Diluted earnings per share from continuing operations	$0.60	$0.16	$1.70	$1.09

(1)A total of 17 thousand and 86 thousand shares of stock-based awards were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2022, respectively, as their effect would be anti-dilutive. A total of 5 thousand stock-based awards were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2021. We did not exclude any stock-based awards from the calculation of diluted earnings per share for the three months ended June 30, 2021, as their effect was dilutive.
(2)Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by us once future considerations have been met. Refer to Note 11, Business Combinations, for further details.
(3)The denominator used in calculating diluted earnings per share did not include 360 thousand performance share units for both the three and six months ended June 30, 2022, and the denominator used in calculating diluted earnings per share did not include 447 thousand performance share units for both the three and six months ended June 30, 2021. The performance conditions associated with these performance share units were not met and consequently none of these performance share units were considered as issuable for the three and six months ended June 30, 2022 and 2021.

NOTE 11. BUSINESS COMBINATIONS
Business Combinations
During the six months ended June 30, 2022, we completed the following acquisition:
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
•Effective May 1, 2021, we acquired substantially all of the non-attest assets of Berntson Porter & Company, PLLC ("BP"). BP, based in Bellevue, Washington is a provider of comprehensive accounting and financial consulting services including tax, forensic, economic and valuation services and transaction services to a wide range of industries with specialties including construction, real estate, hospitality, manufacturing and technology. Operating results are reported in the Financial Services practice group.
•Effective June 1, 2021, we acquired all of the issued and outstanding membership interests of Schramm Health Partners, LLC dba Optumas ("Optumas"). Optumas, based in Scottsdale, Arizona, is a provider of actuarial services to state government health care agencies to assist in the administration of Medicaid programs. Operating results are reported in the Financial Services practice group.
The acquisition of Marks Paneth is expected to add approximately $138.0 million revenue in 2022. For the six months ended June 30, 2022, we recorded approximately $8.1 million in non-recurring transaction, retention and integration related costs associated with this acquisition. Pro forma results of operations for these acquisitions have not been presented because the effects of these acquisitions were not material, either individually or in aggregate, to our total revenue, income from continuing operations, and net income for the three and six months ended June 30, 2022 and 2021, respectively.
The following table summarizes the consideration and preliminary purchase price allocation for the acquisitions completed during the six months ended June 30, 2022 and 2021, respectively (in thousands):

	2022	2021
Common stock issued (number)	—	122
Common stock value	$—	$4,060
Cash paid	72,469	43,104
Recorded contingent consideration	64,648	20,124
Total recorded purchase price	$137,117	$67,288
Accounts receivable acquired	18,230	5,639
Fixed assets acquired	1,793	781
Identifiable intangible assets acquired	49,000	22,393
Operating lease right-of-use asset acquired	49,291	13,413
Other assets acquired	1,497	429
Operating lease liability acquired - current	(5,860)	(1,070)
Other current liabilities acquired	(909)	(971)
Operating lease liability acquired - non-current	(43,431)	(12,343)
Goodwill	67,506	39,017
Total net assets acquired	$137,117	$67,288
Maximum potential contingent consideration	$67,115	$21,115
Provisional estimates of fair value are established at the time of each acquisition and are subsequently reviewed within the first year of operations subsequent to the acquisition date to determine the necessity for adjustments. Fair value estimates of the Marks Paneth acquisition were provisional as of June 30, 2022, primarily related to the value established for certain identifiable intangible assets and contingent purchase price consideration.

The following table summarizes the goodwill and intangible asset amounts resulting from those acquisitions for the six months ended June 30, 2022 and 2021, respectively (in thousands):

	Six Months Ended June 30,
	2022		2021
	Financial Services	Benefits and Insurance Services	Financial Services	Benefits and Insurance Services
Goodwill	$67,506	$—	$37,222	$1,795
Client list	49,000	—	20,220	1,290
Other intangibles	—	—	837	46
Total	$116,506	$—	$58,279	$3,131
Goodwill is calculated as the difference between the aggregated purchase price and the fair value of the net assets acquired. Goodwill represents the value of expected future earnings and cash flows, as well as the synergies created by the integration of the new businesses within our organization, including cross-selling opportunities expected with our Financial Services practice group and the Benefits and Insurance Services practice group, to help strengthen our existing service offerings and expand our market position. Goodwill related to these acquisitions is deductible for tax purposes. Client lists from the aforementioned acquisitions have an expected life of 10 years, and other intangibles, primarily non-compete agreements, have an expected life of 3 years. Client lists and non-compete agreements are valued using a discounted cash flow technique based on management estimates of future cash flows from such assets.
The following table summarizes the changes in contingent purchase price consideration for previous acquisitions and contingent payments made for previous business acquisitions in the three and six months ended June 30, 2022 and 2021, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net expense	$836	$93	$1,478	$753
Cash settlement paid	$1,045	$6,122	$8,122	$7,584
Shares issued (number)	—	16	19	53
Divestitures
Divested operations and assets that do not qualify for treatment as discontinued operations are recorded as “Gain on sale of operations, net” in the accompanying Consolidated Statements of Comprehensive Income. During the six months ended June 30, 2021, we sold one business unit for $9.7 million in the Benefit and Insurance practice group and recorded a gain of $6.4 million.

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
Segment information for the three and six months ended June 30, 2022 and 2021 is presented below. We do not manage our assets on a segment basis, therefore segment assets are not presented below.
The following table disaggregates our revenue by source (in thousands):

	Three Months Ended June 30, 2022
	Financial Services	Benefits and Insurance Services	National Practices	Consolidated
Accounting, tax, advisory and consulting	$259,308	—	—	$259,308
Core benefits and insurance services	—	87,366	—	87,366
Non-core benefits and insurance services	—	4,342	—	4,342
Managed networking, hardware services	—	—	8,333	8,333
National practices consulting	—	—	2,603	2,603
Total revenue	$259,308	$91,708	$10,936	$361,952

	Three Months Ended June 30, 2021
	Financial Services	Benefits and Insurance Services	National Practices	Consolidated
Accounting, tax, advisory and consulting	$186,589	—	—	$186,589
Core benefits and insurance services	—	79,288	—	79,288
Non-core benefits and insurance services	—	3,332	—	3,332
Managed networking, hardware services	—	—	6,969	6,969
National practices consulting	—	—	2,470	2,470
Total revenue	$186,589	$82,620	$9,439	$278,648

	Six Months Ended June 30, 2022
	Financial Services	Benefits and Insurance Services	National Practices	Consolidated
Accounting, tax, advisory and consulting	$548,054	—	—	$548,054
Core benefits and insurance services	—	176,302	—	176,302
Non-core benefits and insurance services	—	7,892	—	7,892
Managed networking, hardware services	—	—	16,254	16,254
National practices consulting	—	—	5,172	5,172
Total revenue	$548,054	$184,194	$21,426	$753,674

	Six Months Ended June 30, 2021
	Financial Services	Benefits and Insurance Services	National Practices	Consolidated
Accounting, tax, advisory and consulting	$390,738	—	—	$390,738
Core benefits and insurance services	—	163,358	—	163,358
Non-core benefits and insurance services	—	6,501	—	6,501
Managed networking, hardware services	—	—	13,864	13,864
National practices consulting	—	—	4,917	4,917
Total revenue	$390,738	$169,859	$18,781	$579,378

Segment information for the three months ended June 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended June 30, 2022
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$259,308	$91,708	$10,936	$—	$361,952
Operating expenses (income)	209,643	75,020	9,899	(4,826)	289,736
Gross margin	49,665	16,688	1,037	4,826	72,216
Corporate general and administrative expenses	—	—	—	10,926	10,926
Operating income (loss)	49,665	16,688	1,037	(6,100)	61,290
Other income (expense):
Interest expense	—	(1)	—	(1,644)	(1,645)
Gain on sale of operations, net	135	—	—	—	135
Other income (expense), net	85	(12)	1	(15,972)	(15,898)
Total other income (expense), net	220	(13)	1	(17,616)	(17,408)
Income (loss) from continuing operations before income tax expense	$49,885	$16,675	$1,038	$(23,716)	$43,882

	Three Months Ended June 30, 2021
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$186,589	$82,620	$9,439	$—	$278,648
Operating expenses	150,920	67,776	8,487	9,751	236,934
Gross margin	35,669	14,844	952	(9,751)	41,714
Corporate general and administrative expenses	—	—	—	13,816	13,816
Legal settlement, net	—	—	—	30,468	30,468
Operating income (loss)	35,669	14,844	952	(54,035)	(2,570)
Other income (expense):
Interest expense	—	—	—	(959)	(959)
Gain on sale of operations, net	—	6,385	—	—	6,385
Other income, net	194	698	—	7,481	8,373
Total other income, net	194	7,083	—	6,522	13,799
Income (loss) from continuing operations before income tax expense	$35,863	$21,927	$952	$(47,513)	$11,229

Segment information for the six months ended June 30, 2022 and 2021 was as follows (in thousands):

	Six Months Ended June 30, 2022
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$548,054	$184,194	$21,426	$—	$753,674
Operating expenses (income)	419,443	147,677	19,475	(6,560)	580,035
Gross margin	128,611	36,517	1,951	6,560	173,639
Corporate general and administrative expenses	—	—	—	27,235	27,235
Operating income (loss)	128,611	36,517	1,951	(20,675)	146,404
Other income (expense):
Interest expense	—	(1)	—	(2,903)	(2,904)
Gain on sale of operations, net	135	—	—	—	135
Other income (expense), net	171	(36)	1	(22,437)	(22,301)
Total other income (expense), net	306	(37)	1	(25,340)	(25,070)
Income (loss) from continuing operations before income tax expense	$128,917	$36,480	$1,952	$(46,015)	$121,334

	Six Months Ended June 30, 2021
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$390,738	$169,859	$18,781	$—	$579,378
Operating expenses	292,666	134,709	17,028	16,502	460,905
Gross margin	98,072	35,150	1,753	(16,502)	118,473
Corporate general and administrative expenses	—	—	—	28,299	28,299
Legal settlement, net	—	—	—	30,468	30,468
Operating income (loss)	98,072	35,150	1,753	(75,269)	59,706
Other income:
Interest expense	—	—	—	(1,836)	(1,836)
Gain on sale of operations, net	—	6,385	—	—	6,385
Other income, net	292	872	—	11,998	13,162
Total other income, net	292	7,257	—	10,162	17,711
Income (loss) from continuing operations before income tax expense	$98,364	$42,407	$1,753	$(65,107)	$77,417

NOTE 13. SUBSEQUENT EVENTS
Subsequent to June 30, 2022 and up to July 27, 2022, we repurchased approximately 0.2 million shares of our common stock in the open market at a total cost of approximately $8.1 million.
Effective July 1, 2022, we acquired substantially all the assets of Stinnett & Associates, LLC ("Stinnett"). Stinnett, located in Tulsa, Oklahoma, is a professional advisory firm and certified Women's Business Enterprise providing internal audit, Sarbanes-Oxley compliance, cybersecurity reviews, business continuity and disaster recovery, and fraud investigations to businesses of all sizes including Fortune 1000 organizations in a variety of industries. Annualized revenue is estimated to be approximately $16.4 million. Stinnett will be included as a component of our Financial Services practice group.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we”, “us”, “our”, "CBIZ" or the "Company" shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.
The following discussion is intended to assist in the understanding of our financial position at June 30, 2022 and December 31, 2021, results of operations for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021, and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2021. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2021.
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
EXECUTIVE SUMMARY
Revenue for the three months ended June 30, 2022 increased by $83.3 million, or 29.9%, to $362.0 million from $278.6 million for the same period in 2021. Same-unit revenue increased by approximately $31.7 million, or 11.4%, as compared to the same period in 2021. Revenue from newly acquired operations, net of divestitures, contributed $51.6 million, or 18.5%, of incremental revenue for the three months ended June 30, 2022 as compared to the same period in 2021.
Revenue for the six months ended June 30, 2022 increased by $174.3 million, or 30.1%, to $753.7 million from $579.4 million for the same period in 2021. Same-unit revenue increased by approximately $60.5 million, or 10.5%, as compared to the same period in 2021. Revenue from newly acquired operations, net of divestitures, contributed $113.8 million, or 19.6%, of incremental revenue for the six months ended June 30, 2022 as compared to the same period in 2021. A detailed discussion of revenue by practice group is included under "Operating Practice Groups".
Income from continuing operations was $31.3 million, or $0.60 per diluted share, in the second quarter of 2022, compared to $8.6 million, or $0.16 per diluted share, in the second quarter of 2021. For the six months ended June 30, 2022, income from continuing operations was $89.4 million, or $1.70 per diluted share, compared to $58.8 million, or $1.09 per diluted share, for the same period in 2021. Refer to “Results of Operations – Continuing Operations” for a detailed discussion of the components of income from continuing operations.
Strategic Use of Capital
Our first priority for use of capital is to make strategic acquisitions. We also have the financing flexibility and the capacity to actively repurchase shares of our common stock. We believe that repurchasing shares of our common stock can be a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our stockholders. During the six months ended June 30, 2022, we completed one acquisition for $72.5 million in cash. We also repurchased 1.1 million shares of our common stock on open market as well as for tax withholding purposes at a total cost of approximately $42.8 million in the six months ended June 30, 2022. Refer to Note 11, Business Combinations, to the accompanying unaudited condensed consolidated financial statements for further discussion on acquisitions.
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
RESULTS OF OPERATIONS – CONTINUING OPERATIONS
Revenue
The following tables summarize total revenue for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	% of Total	2021	% of Total	$ Change	% Change
	(Amounts in thousands, except percentages)
Financial Services	$259,308	71.6%	$186,589	67.0%	$72,719	39.0%
Benefits and Insurance Services	91,708	25.3%	82,620	29.7%	9,088	11.0%
National Practices	10,936	3.1%	9,439	3.3%	1,497	15.9%
Total CBIZ	$361,952	100.0%	$278,648	100.0%	$83,304	29.9%

	Six Months Ended June 30,
	2022	% of Total	2021	% of Total	$ Change	% Change
	(Amounts in thousands, except percentages)
Financial Services	$548,054	72.7%	$390,738	67.4%	$157,316	40.3%
Benefits and Insurance Services	184,194	24.4%	169,859	29.3%	14,335	8.4%
National Practices	21,426	2.9%	18,781	3.3%	2,645	14.1%
Total CBIZ	$753,674	100.0%	$579,378	100.0%	$174,296	30.1%
A detailed discussion of same-unit revenue by practice group is included under “Operating Practice Groups.”
Non-qualified Deferred Compensation Plan
We sponsor a non-qualified deferred compensation plan, under which a CBIZ employee’s compensation deferral is held in a rabbi trust and invested accordingly as directed by the employee. Income and expenses related to the non-qualified deferred compensation plan, which are recorded in "Corporate and Other" for segment reporting purposes, are included in “Operating expenses”, “Gross margin” and “Corporate general and administrative expenses” and are directly offset by deferred compensation gains or losses in “Other income (expense), net” in the accompanying unaudited Condensed Consolidated Statements of Comprehensive Income. The non-qualified deferred compensation plan has no impact on “Income from continuing operations before income tax expense” or diluted earnings per share from continuing operations.
Income and expenses related to the deferred compensation plan for the three and six months end June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Amounts in thousands)
Operating (income) expenses	$(13,338)	$6,761	$(19,005)	$11,377
Corporate general and administrative (income) expenses	(1,811)	850	(2,622)	1,346
Other (expense) income, net	(15,149)	7,611	(21,627)	12,723
Excluding the impact of the above-mentioned income and expenses related to the deferred compensation plan, the operating results for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,
	2022				2021
	(Amounts in thousands, except percentages)
	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue
Gross margin	$72,216	$(13,338)	$58,878	16.3%	$41,714	$6,761	$48,475	17.4%
Operating income (expense)	61,290	(15,149)	46,141	12.7%	(2,570)	7,611	5,041	1.8%
Other (expense) income, net	(15,898)	15,149	(749)	(0.2)%	8,373	(7,611)	762	0.3%
Income from continuing operations before income tax expense	43,882	—	43,882	12.1%	11,229	—	11,229	4.0%

	Six Months Ended June 30,
	2022				2021
	(Amounts in thousands, except percentages)
	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue
Gross margin	$173,639	$(19,005)	$154,634	20.5%	$118,473	$11,377	$129,850	22.4%
Operating income (expense)	146,404	(21,627)	124,777	16.6%	59,706	12,723	72,429	12.5%
Other (expense) income, net	(22,301)	21,627	(674)	(0.1)%	13,162	(12,723)	439	0.1%
Income from continuing operations before income tax expense	121,334	—	121,334	16.1%	77,417	—	77,417	13.4%
Operating Expenses

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating expenses (income) by segment:
Financial Services	$209,643	$150,920	$58,723	38.9%
Benefits and Insurance Services	75,020	67,776	7,244	10.7%
National Practices	9,899	8,487	1,412	16.6%
Corporate and Other	(4,826)	9,751	(14,577)	(149.5)%
Total Operating expenses	$289,736	$236,934	$52,802	22.3%
Operating expenses % of revenue	80.0%	85.0%
Operating expenses excluding deferred compensation	$303,074	$230,173	$72,901	31.7%
Operating expenses excluding deferred compensation % of revenue	83.7%	82.6%

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating expenses (income) by segment:
Financial Services	$419,443	$292,666	$126,777	43.3%
Benefits and Insurance Services	147,677	134,709	12,968	9.6%
National Practices	19,475	17,028	2,447	14.4%
Corporate and Other	(6,560)	16,502	(23,062)	(139.8)%
Total Operating expenses	$580,035	$460,905	$119,130	25.8%
Operating expenses % of revenue	77.0%	79.6%
Operating expenses excluding deferred compensation	$599,040	$449,528	$149,512	33.3%
Operating expenses excluding deferred compensation % of revenue	79.5%	77.6%

Three months ended June 30, 2022 compared to June 30, 2021. Total operating expenses for the three months ended June 30, 2022 increased by $52.8 million, or 22.3%, to $289.7 million as compared to $236.9 million in the same period of 2021. The non-qualified deferred compensation plan decreased operating expenses by $13.3 million for the three months ended June 30, 2022, and increased operating expense by $6.8 million during the same period in 2021. Excluding the non-qualified deferred compensation expenses, which was recorded in "Corporate and Other" for segment reporting purposes, operating expenses would have been $303.1 million and $230.2 million, or 83.7% and 82.6% of revenue, for the three months ended June 30, 2022 and 2021, respectively. In addition, operating expense for the three months ended June 30, 2022 included approximately $1.8 million non-recurring integration and retention costs related to the Marks Paneth acquisition.
The majority of our operating expenses relate to personnel costs, which includes (i) salaries and benefits, (ii) commissions paid to producers, (iii) incentive compensation, and (iv) stock-based compensation. Excluding the impact of deferred compensation, which was recorded in "Corporate and Other" for segment reporting purposes, operating expenses increased by approximately $72.9 million during the three months ended June 30, 2022 as compared to the same period in 2021, primarily driven by $56.8 million higher personnel costs (of which $32.3 million was the result of acquisitions), $3.7 million higher travel and entertainment costs, $2.9 million higher technology related costs, $2.8 million higher facility costs, $1.6 million higher depreciation and amortization expense, and $1.5 million higher professional services costs, as well as $3.7 million higher other discretionary spending to support business growth. Personnel costs are discussed in further detail under “Operating Practice Groups”.
Six months ended June 30, 2022 compared to June 30, 2021. Total operating expenses for the six months ended June 30, 2022 increased by $119.1 million, or 25.8%, to $580.0 million as compared to $460.9 million in the same period of 2021. The non-qualified deferred compensation plan decreased operating expenses by $19.0 million for the six months ended June 30, 2022, and increased operating expenses by $11.4 million during the same period in 2021. Excluding the impact of deferred compensation, which was recorded in "Corporate and Other" for segment reporting purposes, operating expenses increased by $149.5 million during the six months ended June 30, 2022 as compared to the same period in 2021. Operating expense for the six months ended June 30, 2022 included approximately $6.2 million non-recurring integration and retention costs related to the Marks Paneth acquisition. The increase in operating expense was primarily driven by personnel costs increase of $118.3 million (of which $69.6 million was the result of acquisitions), $6.4 million higher travel and entertainment costs, $6.3 million higher facility costs, $4.6 million higher technology related costs, $3.5 million higher depreciation and amortization expense, and $2.5 million higher professional services costs, as well as $7.9 million higher other discretionary spending to support business growth.
Corporate General & Administrative (“G&A”) Expenses

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(Amounts in thousands, except percentages)
G&A expenses	$10,926	$13,816	$(2,890)	(20.9)%
G&A expenses % of revenue	3.0%	5.0%
G&A expenses excluding deferred compensation	$12,737	$12,966	$(229)	(1.8)%
G&A expenses excluding deferred compensation % of revenue	3.5%	4.7%

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(Amounts in thousands, except percentages)
G&A expenses	$27,235	$28,299	$(1,064)	(3.8)%
G&A expenses % of revenue	3.6%	4.9%
G&A expenses excluding deferred compensation	$29,857	$26,953	$2,904	10.8%
G&A expenses excluding deferred compensation % of revenue	4.0%	4.7%

Three months ended June 30, 2022 compared to June 30, 2021. The deferred compensation plan decreased G&A expenses by $1.8 million for the three months ended June 30, 2022, but increased G&A expenses by $0.9 million during the same period in 2021. G&A expenses, excluding the impact of the deferred compensation plan, would have been $12.7 million, or 3.5% of revenue, for the three months ended June 30, 2022, compared to $13.0 million, or 4.7% of revenue, for the same period in 2021.
Six months ended June 30, 2022 compared to June 30, 2021. The deferred compensation plan decreased G&A expense by $2.6 million for the six months ended June 30, 2022, but increased G&A expenses by $1.3 million during the same period in 2021. G&A expenses, excluding the impact of the deferred compensation plan, would have been $29.9 million, or 4.0% of revenue, for the six months ended June 30, 2022, compared to $27.0 million, or 4.7% of revenue, for the same period in 2021. The increase in G&A expenses was primarily due to approximately $1.9 million non-recurring transaction and integration costs related to the Marks Paneth acquisition, as well as higher legal and other professional services costs.
Legal Settlement, net
Three and six months ended June 30, 2022 compared with June 30, 2021. During the three and six months ended June 30, 2021, we reached a settlement agreement with University of Pittsburgh Medical Center ("UPMC") pertaining a lawsuit filed in the U.S. District Court for the Western District of Pennsylvania. As a result of the settlement, we recorded a settlement loss of $30.5 million for the three and six months ended June 30, 2021.

Other (Expense) Income, Net

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(Amounts in thousands, except percentages)
Interest expense	$(1,645)	$(959)	$(686)	71.5%
Gain on sale of operations, net	135	6,385	(6,250)	N/M
Other (expense) income, net (1)	(15,898)	8,373	(24,271)	N/M
Total other (expense) income, net	$(17,408)	$13,799	$(31,207)	N/M

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(Amounts in thousands, except percentages)
Interest expense	$(2,904)	$(1,836)	$(1,068)	58.2%
Gain on sale of operations, net	135	6,385	(6,250)	N/M
Other (expense) income, net (2)	(22,301)	13,162	(35,463)	N/M
Total other (expense) income, net	$(25,070)	$17,711	$(42,781)	N/M

(1) Other (expense) income, net includes a net loss of $15.1 million during the three months ended June 30, 2022, compared to a net gain of $7.6 million for the same period in 2021, associated with the value of investments held in a rabbi trust related to the deferred compensation plan, which were recorded in "Corporate and Other" for segment reporting purposes. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan are offset by a corresponding increase or decrease to compensation expense, which is recorded as “Operating expenses” and “G&A expenses.” The deferred compensation plan has no impact on “Income from continuing operations before income tax expense” or diluted earnings per share from continuing operations. In addition, included in Other (expense) income, net for the three months ended June 30, 2022 and 2021, is expense of $0.8 million and $0.1 million, respectively, related to net changes in the fair value of contingent consideration related to prior acquisitions.
(2) Other (expense) income, net includes a net loss of $21.6 million during the six months ended June 30, 2022, compared to a net gain of $12.7 million for the same period in 2021, associated with the value of investments held in a rabbi trust related to the deferred compensation plan, which were recorded in "Corporate and Other" for segment reporting purposes. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan are offset by a corresponding increase or decrease to compensation expense, which is recorded as “Operating expenses” and “G&A expenses.” The deferred compensation plan has no impact on “Income from continuing operations before income tax expense” or diluted earnings per share from continuing operations. In addition, included in Other (expense) income, net for the six months ended June 30, 2022 and 2021, is expense of $1.5 million and $0.8 million, respectively, related to net changes in the fair value of contingent consideration related to prior acquisitions.

Interest Expense
Three and six months ended June 30, 2022 compared with June 30, 2021. Our primary financing arrangement is the credit facility which was amended and restated in May of 2022. During the three months ended June 30, 2022, our average debt balance and weighted average effective interest rate was $283.6 million and 2.04%, compared to $164.6 million and 1.84% for the same period of 2021. The increase in interest expense for the three months ended June 30, 2022 as compared to the same period in 2021 was primarily driven by higher average debt balance as well as higher weighted average effective interest rate. During the six months ended June 30, 2022, our average debt balance and interest rate was $264.2 million and 1.93% compared to $146.5 million and 1.95% for the same period of 2021. The increase in interest expense for the six months ended June 30, 2022 as compared to the same period in 2021 was primarily driven by higher average debt balance. Our indebtedness is further discussed in Note 4, Debt and Financing Arrangements, to the accompanying unaudited condensed consolidated financial statements.

Gain on Sale of Operations, Net
Three and six months ended June 30, 2022 compared with June 30, 2021. During the three and six months ended June 30, 2021, we sold a small book of business and a business unit in the Benefits and Insurance practice group. Total proceeds from the sales were $9.8 million. As a result, we recorded a net gain of $6.4 million from the sales for the three and six months ended in June 30, 2021.
Other (Expense) Income, Net
Three and six months ended June 30, 2022 compared with June 30, 2021. For the three months ended June 30, 2022, other expense, net includes a net loss of $15.1 million associated with the non-qualified deferred compensation plan. For the same period in 2021, other income, net, includes a net gain of $7.6 million associated with the non-qualified deferred compensation plan. Excluding the impact of the deferred compensation plan, other (expense) income increased by $1.5 million in 2022 as compared to 2021 due to $0.8 million higher adjustment to the fair value of the contingent purchase price liability. In addition, other expense, net for the same period in 2021 included a $0.7 million gain on the sale of certain assets which did not recur in 2022.
For the six months ended June 30, 2022, other expense, net includes a net loss of $21.6 million associated with the non-qualified deferred compensation plan. For the same period in 2021, other income, net includes a net gain of $12.7 million associated with the non-qualified deferred compensation plan. Excluding the impact of the deferred compensation plan, other (expense) income increased by $1.1 million in 2022 as compared to 2021 due to $0.7 million higher adjustment to the fair value of the contingent purchase price liability. In addition, other expense, net for the same period in 2021 included a $0.6 million gain on the sale of certain assets which did not recur in 2022. The increase in other expense was offset by $0.3 million higher miscellaneous income.
Income Tax Expense

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(Amounts in thousands, except percentages)
Income tax expense	$12,622	$2,616	$10,006	382.5%
Effective tax rate	28.8%	23.3%

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(Amounts in thousands, except percentages)
Income tax expense	$31,943	$18,588	$13,355	71.8%
Effective tax rate	26.3%	24.0%
Three and six months ended June 30, 2022 compared with June 30, 2021. The effective tax rate for the three months ended June 30, 2022 was 28.8%, compared to an effective tax rate of 23.3% for the comparable period in 2021. The increase in the effective tax rate year over year was primarily due to a lower tax benefit recognized related to stock-based compensation expense which adversely affected the effective tax rate as related to pre-tax income. In addition, we incurred higher non-deductible expenses during the second quarter of 2022 as compared to the same period in 2021 which also contributed to the increase in the effective tax rate.

The effective tax rate for the six months ended June 30, 2022 was 26.3%, compared to an effective tax rate of 24.0% for the same period in 2021. The increase in the effective tax rate year over year was primarily due to the effect of higher pre-tax income on our tax benefit related to stock-based compensation. In addition, we incurred higher non-deductible expenses during the six months ended June 30, 2022 as compared to the same period in 2021 which also contributed to the increase in the effective tax rate.
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
Financial Services

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue
Same-unit	$207,247	$186,589	$20,658	11.1%
Acquired businesses	52,061	—	52,061
Total revenue	$259,308	$186,589	$72,719	39.0%
Operating expenses	209,643	150,920	58,723	38.9%
Gross margin / Operating income	$49,665	$35,669	$13,996	39.2%
Total other income, net	220	194	26	13.4%
Income from continuing operations before income tax expense	49,885	35,863	14,022	39.1%
Gross margin percent	19.2%	19.1%

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue
Same-unit	$433,079	$390,738	$42,341	10.8%
Acquired businesses	114,975	—	114,975
Total revenue	$548,054	$390,738	$157,316	40.3%
Operating expenses	419,443	292,666	126,777	43.3%
Gross margin / Operating income	$128,611	$98,072	$30,539	31.1%
Total other income, net	306	292	14	4.8%
Income from continuing operations before income tax expenses	128,917	98,364	30,553	31.1%
Gross margin percent	23.5%	25.1%

Three months ended June 30, 2022 compared to June 30, 2021
Revenue
The Financial Services practice group revenue for the three months ended June 30, 2022 grew by 39.0% to $259.3 million from $186.6 million during the same period in 2021. Same-unit revenue grew by $20.7 million, or 11.1%, across all service lines, primarily driven by those units that provide traditional accounting and tax-related services, which increased $11.5 million, those units that provide project-oriented advisory services, which increased by $4.5 million, and an increase of $4.3 million in government healthcare compliance business. The impact of acquired businesses contributed $52.1 million, or 20.1% of 2022 revenue, of which Marks Paneth contributed $37.6 million, or 14.5% of 2022 revenue.
We provide a range of services to affiliated CPA firms under joint referral and administrative service agreements (“ASAs”). Fees earned under the ASAs are recorded as revenue in the accompanying Condensed Consolidated Statements of Comprehensive Income and were approximately $61.0 million and $45.2 million for the three months ended June 30, 2022 and 2021, respectively.
Operating Expenses
Operating expenses increased by $58.7 million, or 38.9%, as compared to the same period last year. Personnel costs increased by $43.3 million, or 28.7%, with acquisitions contributing approximately $34.8 million to the increase. Compared to the same period in 2021, facility costs, depreciation and amortization costs, technology costs, professional and consulting services, as well as marketing and recruiting costs increased by approximately $3.2 million, $1.9 million, $1.6 million, $1.1 million, and $0.9 million, respectively, primarily due to the Marks Paneth acquisition. In addition, travel and entertainment costs increase by approximately $2.3 million and other discretionary costs increased by approximately $4.4 million to support the business growth. Operating expense as a percentage of revenue decreased to 80.8% for the three months ended June 30, 2022 from 80.9% of revenue for the prior year quarter.
Six months ended June 30, 2022 compared to June 30, 2021
Revenue
Revenue for the six months ended June 30, 2022 grew by 40.3% to $548.1 million from $390.7 million during the same period in 2021. Same-unit revenue grew by $42.3 million, or 10.8%, across all service lines, primarily driven by those units that provide traditional accounting and tax-related services, which increased $23.5 million, those units that provide project-oriented advisory services, which increased by $10.6 million, and an increase of $8.2 million in government healthcare compliance business. The impact of acquired businesses contributed $115.0 million, or 21.0% of 2022 revenue, of which Marks Paneth contributed $79.2 million, or 14.4% of 2022 revenue.
Fees earned under the ASAs, as described above, were approximately $137.0 million and $100.0 million for the six months ended June 30, 2022 and 2021, respectively.
Operating Expenses
Operating expenses increased by $126.8 million, or 43.3%, as compared to the same period last year. Personnel costs increased by $95.5 million, or 32.6%, with acquisitions contributing approximately $76.0 million to the increase. Compared to the same period in 2021, facility costs, depreciation and amortization costs, technology costs, professional and consulting services, as well as marketing and recruiting costs increased by approximately $6.6 million, $4.1 million, $2.8 million, $2.2 million, and $2.1 million, respectively, primarily due to the Marks Paneth acquisition. In addition, travel and entertainment costs increased by approximately $4.0 million and other discretionary costs increased by approximately $9.5 million to support the business growth. Operating expense as a percentage of revenue increased to 76.5% during the six months ended June 30, 2022 from 74.9% of revenue during the same period in 2021.

Benefits and Insurance Services

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue
Same-unit	$91,708	$82,186	$9,522	11.6%
Divested operations	—	434	(434)
Total revenue	$91,708	$82,620	$9,088	11.0%
Operating expenses	75,020	67,776	7,244	10.7%
Gross margin / Operating income	$16,688	$14,844	$1,844	12.4%
Total other (expense) income, net	(13)	7,083	(7,096)	(100.2)%
Income from continuing operations before income tax expense	16,675	21,927	(5,252)	(24.0)%
Gross margin percent	18.2%	18.0%

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue
Same-unit	$184,194	$168,664	$15,530	9.2%
Divested operations	—	1,195	(1,195)
Total revenue	$184,194	$169,859	$14,335	8.4%
Operating expenses	147,677	134,709	12,968	9.6%
Gross margin	$36,517	$35,150	$1,367	3.9%
Total other (expense) income, net	(37)	7,257	(7,294)	(100.5)%
Income from continuing operations before income tax expenses	36,480	42,407	(5,927)	(14.0)%
Gross margin percent	19.8%	20.7%

Three months ended June 30, 2022 compared to June 30, 2021

Revenue
The Benefits and Insurance Services practice group revenue increased by $9.1 million, or 11.0%, to $91.7 million during the three months ended June 30, 2022 compared to $82.6 million for the same period in 2021. Same-unit revenue increased by $9.5 million, or 11.6% when compared to the same period in 2021. The increase was across all service lines, primarily driven by $4.8 million increase in the property and casualty services, $2.7 million increase in employee benefit and retirement benefit services lines, as well as growth in our other project based services. Impact of divested businesses was not material.
Operating Expenses
Operating expenses increased by $7.2 million, or 10.7%, when compared to the same period last year. Personnel costs increased by $5.4 million, or 8.0%, primarily due to timing of annual merit increases as well as investment in producers. Travel and entertainment cost increased by $0.6 million. Bad debt expense increased by $0.3 million. In addition, other operating expenses, including marketing, recruiting, professional services, technology, and other direct costs increased by approximately $0.5 million to support increased business activities. Operating expense as a percentage of revenue slightly decreased to 81.8% for the quarter ended June 30, 2022 from 82.0% of revenue for the same period in 2021.
Total Other (Expense) Income, Net
We sold a business unit during the three months ended June 30, 2021 for total proceeds of $9.8 million. Net gain from the sale was approximately $6.4 million. We also sold a small book of business during the three months ended June 30, 2021, of which we recorded a gain of $0.7 million.

Six months ended June 30, 2022 compared to June 30, 2021
Revenue
The Benefits and Insurance Services practice group revenue increased by $14.3 million, or 8.4%, to $184.2 million during the six months ended June 30, 2022 compared to $169.9 million for the same period in 2021. Same-unit revenue increased by $15.5 million, or 9.2% when compared to the same period in 2021. The increase was across all service lines, primarily driven by $7.4 million increase in the property and casualty services, $4.8 million increase in employee benefit and retirement benefit services lines, as well as growth in our other project based services.
Operating Expenses
Operating expenses increased by $13.0 million, or 9.6%, when compared to the same period last year. Personnel cost increased by $8.8 million, or 6.6%, primarily due to timing of annual merit increases, bonus accrual, as well as investment in producers. Travel and entertainment cost increased by $1.1 million. Bad debt expense increased by $0.6 million. In addition, other operating expenses, including marketing, recruiting, professional services, technology, and other direct costs increased by approximately $1.1 million to support increased business activities. Operating expense as a percentage of revenue increased to 80.2% during the six months ended June 30, 2022 from 79.3% of revenue for the same period in 2021.
Total Other Income, Net
We sold a business unit during the six months ended June 30, 2021 for total proceeds of $9.8 million. Net gain from the sale was approximately $6.4 million. We also sold a small book of business during the six months ended June 30, 2021, of which we recorded a gain of $0.7 million.
National Practices

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(Amounts in thousands, except percentages)
Same-unit revenue	$10,936	$9,439	$1,497	15.9%
Operating expenses	9,899	8,487	1,412	16.6%
Gross margin / Operating Income	$1,037	$952	$85	8.9%
Total other income, net	1	—	1	NM
Income from continuing operations before income tax expense	1,038	952	86	9.0%
Gross margin percent	9.5%	10.1%

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(Amounts in thousands, except percentages)
Same-unit revenue	$21,426	$18,781	$2,645	14.1%
Operating expenses	19,475	17,028	2,447	14.4%
Gross margin / Operating Income	$1,951	$1,753	$198	11.3%
Total other income, net	1	—	1	NM
Income from continuing operations before income tax expenses	1,952	1,753	199	11.4%
Gross margin percent	9.1%	9.3%

Three and six months ended June 30, 2022 compared with June 30, 2021

Revenue and Operating Expenses
The National Practices group is primarily driven by a cost-plus contract with a single client, which has existed since 1999. The cost-plus contract is a five-year contract with the most recent renewal through December 31, 2023. Revenues from this single client accounted for approximately 75% of the National Practice group’s revenue. During the three and six months ended June 30, 2022, revenue increased by $1.5 million, or 15.9%, and $2.6 million, or

14.1%, respectively, while operating expenses increased by $1.4 million, or 16.6%, and $2.4 million, or 14.4%, respectively.
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

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating (income) expenses	$(4,826)	$9,751	(14,577)	(149.5)%
Corporate general and administrative expenses	10,926	13,816	(2,890)	(20.9)%
Legal settlement, net	—	30,468	(30,468)	(100.0)%
Operating loss	(6,100)	(54,035)	47,935	(88.7)%
Total other (expense) income, net	(17,616)	6,522	(24,138)	(370.1)%
Loss from continuing operations before income tax expense	(23,716)	(47,513)	23,797	(50.1)%

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating (income) expenses	$(6,560)	$16,502	(23,062)	(139.8)%
Corporate general and administrative expenses	27,235	28,299	(1,064)	(3.8)%
Legal settlement, net	—	30,468	(30,468)	(100.0)%
Operating loss	(20,675)	(75,269)	54,594	(72.5)%
Total other (expense) income, net	(25,340)	10,162	(35,502)	(349.4)%
Loss from continuing operations before income tax expenses	(46,015)	(65,107)	19,092	(29.3)%

Three months ended June 30, 2022 compared to June 30, 2021
Total operating expenses decreased by $14.6 million, or 149.5%, during the three months ended June 30, 2022, as compared to the same period in 2021. The non-qualified deferred compensation plan decreased operating expenses by $13.3 million for the three months ended June 30, 2022 and increased operating expenses by $6.8 million during the same period in 2021. Excluding the non-qualified deferred compensation expenses, operating expense increased by approximately $5.5 million, primarily driven by higher personnel and facility costs to support business growth.
Total corporate general and administrative expenses decreased by $2.9 million, or 20.9%, during the three months ended June 30, 2022, as compared to the same period in 2021. The non-qualified deferred compensation plan decreased corporate general and administrative expenses by $1.8 million for the three months ended June 30, 2022, and increased by $0.9 million during the same period in 2021. Excluding the non-qualified deferred compensation expenses, corporate general and administrative expense decreased by approximately $0.2 million, primarily driven by $0.6 million lower personnel costs, offset by $0.3 million transaction and integration related professional services costs associated with the Marks Paneth acquisition in 2022.
During the three months ended June 30, 2021, we reached a settlement agreement with UPMC pertaining a lawsuit filed in the U.S. District Court for the Western District of Pennsylvania. As a result of the settlement, we recorded a settlement loss of $30.5 million for the three months ended June 30, 2021.

Total other (expense) income, net increased by $24.1 million during the three months ended June 30, 2022, as compared to the same period in 2021. For the three months ended June 30, 2022, total other expense, net includes a net loss of $15.1 million associated with the non-qualified deferred compensation plan. For the same period in 2021, other income, net includes a net gain of $7.6 million associated with the non-qualified deferred compensation plan. Excluding the impact of the non-qualified deferred compensation plan, total other expense, net would have been $2.5 million in 2022 and $1.1 million in 2021, a change of $1.4 million primarily attributed to $0.7 million higher interest expense and $0.8 million higher fair value adjustments to the contingent purchase price.
Six months ended June 30, 2022 compared to June 30, 2021
Total operating expenses increased by $23.1 million, or 139.8%, during the six months ended June 30, 2022, as compared to the same period in 2021. The non-qualified deferred compensation plan decreased operating expenses by $19.0 million for the six months ended June 30, 2022, and increased operating expense by $11.4 million during the same period in 2021. Excluding the non-qualified deferred compensation expenses, operating expense increased by approximately $7.3 million, primarily driven by higher personnel costs and facility costs to support business growth.
Total G&A expenses decreased by $1.1 million, or 3.8%, during the six months ended June 30, 2022, as compared to the same period in 2021. The non-qualified deferred compensation plan decreased G&A expenses by $2.6 million for the six months ended June 30, 2022, and increased G&A expense by $1.3 million during the same period in 2021. Excluding the non-qualified deferred compensation expenses, G&A expense increased by approximately $2.9 million, primarily driven by $1.9 million higher transaction and integration related professional services costs associated with the Marks Paneth acquisition, $0.4 million higher travel and entertainment costs, and $0.6 million higher other discretionary costs to support the business growth.
During the six months ended June 30, 2021, we reached a settlement agreement with UPMC pertaining a lawsuit filed in the U.S. District Court for the Western District of Pennsylvania. As a result of the settlement, we recorded a settlement loss of $30.5 million for the six months ended June 30, 2021.
Total other income (expense), net increased by $35.5 million, or 349.4%, during the six months ended June 30, 2022, as compared to the same period in 2020. Total other income (expense), net for the six months ended June 30, 2022 includes a net loss of $21.6 million associated with the non-qualified deferred compensation plan. For the same period in 2021, other income, net includes a net gain of $12.7 million associated with the non-qualified deferred compensation plan. Excluding the impact of the non-qualified deferred compensation plan, total other (expense) income, net increased by $1.2 million, primarily due to $1.1 million higher interest expense due to higher average outstanding balance and interest rates during 2022 as compared to 2021.
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
Accounts receivable balances increase in response to the first six months revenue generated by the Financial Services practice group. A significant amount of this revenue is billed and collected in subsequent quarters. Days sales outstanding (“DSO”) from continuing operations represent accounts receivable and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve months daily revenue. We provide DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of our ability to collect on receivables in a timely manner. DSO was 88 days and 84 days at June 30, 2022 and 2021, respectively. DSO at December 31, 2021 was 71 days.
The following table presents selected cash flow information. For additional details, refer to the accompanying Condensed Consolidated Statements of Cash Flows.

	Six Months Ended June 30,
	2022	2021
	(Amounts in thousands)
Net cash provided by operating activities	$28,508	$66,294
Net cash used in investing activities	(89,756)	(40,137)
Net cash provided by (used in) financing activities	91,655	(42,582)
Net increase (decrease) in cash, cash equivalents and restricted cash	$30,407	$(16,425)

Operating Activities - Cash provided by operating activities was $28.5 million during the six months ended June 30, 2022 and primarily due to net income of $89.4 million and certain non-cash items, such as depreciation and amortization expense of $16.5 million, deferred income tax of $4.7 million, and stock-based compensation expense of $6.4 million. The cash inflow was offset by working capital use of $91.3 million. Cash provided by operating activities was $66.3 million during the six months ended June 30, 2021 and primarily due to net income of $58.8 million and certain non-cash items, such as depreciation and amortization expense of $12.9 million, deferred income tax of $5.4 million, and stock-based compensation expense of $5.5 million. The cash inflow was offset by working capital use of $10.4 million.
Investing Activities - Cash used in investing activities during the six months ended June 30, 2022 was $89.8 million and consisted primarily of $72.5 million used for business acquisition, $3.6 million in capital expenditures, $12.2 million net activity related to funds held for clients, and $1.6 million in other activities related to working capital payments and notes receivable. Cash used in investing activities during the six months ended June 30, 2021 was $40.1 million and consisted primarily of $43.2 million used for business acquisitions, $3.3 million in capital expenditures, and $4.0 million net activity related to funds held for clients. The use of cash was offset by other investing activities, such as proceeds from sales of divested operations of $9.8 million.
The balances in funds held for clients and client fund obligations can fluctuate with the timing of cash receipts and the related cash payments. The nature of these accounts is further described in Note 1, Basis of Presentation and Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Financing Activities - Cash provided by financing activities during the six months ended June 30, 2022 was $91.7 million and primarily consisted of $110.7 million in net proceeds from the credit facility, $29.0 million net increase in client fund obligations and $3.9 million proceeds from exercise of stock options, partially offset by $41.6 million in share repurchases and $8.2 million in contingent consideration payments related to prior acquisitions. Cash used in financing activities during the six months ended June 30, 2021 was $42.6 million and primarily consisted of $64.5 million in share repurchases, $27.8 million net decrease in client fund obligations, and $7.9 million in contingent consideration payments related to prior acquisitions. The use of cash was partially offset by $55.3 million in net proceeds from additional borrowings under our credit facilities and $5.4 million proceeds from exercise of stock options during the six months ended June 30, 2021.
CAPITAL RESOURCES
Credit Facility - At June 30, 2022, we had $266.0 million outstanding under the 2022 credit facility as well as $5.7 million outstanding letters of credit. Available funds under the 2022 credit facility, based on the terms of the commitment, were approximately $323.2 million at June 30, 2022. The weighted average interest rate under the credit facility was 1.93% during the six months ended June 30, 2022, compared to 1.95% for the same period in 2021. The credit facility allows for the allocation of funds for future strategic initiatives, including acquisitions and the repurchase of our common stock, subject to the terms and conditions of the 2022 credit facility.
Debt Covenant Compliance - Under the 2022 credit facility, we are required to meet certain financial covenants with respect to (i) total leverage ratio and (ii) interest charge coverage ratio. We are in compliance with our financial covenants as of June 30, 2022. Our ability to service our debt and to fund future strategic initiatives will depend upon our ability to generate cash in the future. For further discussion regarding our 2022 credit facility and debt, refer to Note 4, Debt and Financing Arrangements, to the accompanying unaudited condensed consolidated financial statements.

Use of Capital - Our first priority for use of capital is to make strategic acquisitions. We also have the financing flexibility and the capacity to actively repurchase shares of our common stock. We believe that repurchasing shares of our common stock can be a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our stockholders. During the first quarter of 2022, we completed the acquisition of Marks Paneth for $72.5 million in cash. We also repurchased 1.1 million shares of our common stock at a total cost of approximately $42.8 million during the six months ended June 30, 2022. Refer to Note 11, Business Combinations, to the accompanying unaudited condensed consolidated financial statements for further discussion on acquisitions.
Cash Requirements for 2022 - Cash requirements for the remainder of 2022 will include acquisitions, interest payments on debt, seasonal working capital requirements, contingent purchase price payments for previous acquisitions, share repurchases and capital expenditures. We believe that cash provided by operations, as well as available funds under our credit facility will be sufficient to meet cash requirements.
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
We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $5.7 million and $3.4 million at June 30, 2022 and December 31, 2021, respectively. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.3 million and $2.3 million at June 30, 2022 and December 31, 2021, respectively.
We have various agreements under which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by us under such indemnification clauses is generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2022, we are not aware of any material obligations arising under indemnification agreements that would require payment.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our floating rate debt under the 2022 credit facility exposes us to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which we could borrow funds under the credit facility. The balance outstanding under our credit facility at June 30, 2022 was $266.0 million, of which $171.0 million is subject to rate risk. If market rates were to increase or decrease 100 basis points from the levels at June 30, 2022, interest expense would increase or decrease approximately $1.7 million annually.
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
At June 30, 2022, we had three interest rate swaps with notional values, fixed rates of interest and expiration dates of (i) $15.0 million – 2.571% - June, 2023, (ii) $50.0 million – 0.834% - April, 2025, and (iii) $30.0 million – 1.186% - December, 2026, respectively. Management will continue to evaluate the potential use of interest rate swaps as we deem appropriate under certain operating and market conditions. We do not enter into derivative instruments for trading or speculative purposes.
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
(b) Internal Control over Financial Reporting
On January 1, 2022, we completed the Marks Paneth acquisition. We are in the process of integrating Marks Paneth into our system of internal control over financial reporting. Except for the Marks Paneth acquisition, there have been no changes to our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent sales of unregistered securities
During the six months ended June 30, 2022, approximately 19 thousand shares of our common stock were issued as payment for contingent consideration for previous acquisitions. The foregoing shares were issued in transactions not involving a public offering in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act. The persons to whom the shares were issued had access to full information about the Company and represented that they acquired the shares for their own account and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold, or otherwise transferred without having first been registered under the Securities Act or pursuant to an exemption from the Securities Act.

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
Shares repurchased under the Share Repurchase Program during the three months ended June 30, 2022 (reported on a trade-date basis) are summarized in the table below (amounts in thousands, except per share data). Average price paid per share includes fees and commissions.

	Issuer Purchases of Equity Securities
Second Quarter Purchases	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
April 1 – April 30, 2022	190	$42.12	190	4,810
May 1 – May 31, 2022	287	$39.47	287	4,523
June 1 – June 30, 2022	282	$39.53	282	4,241
Second quarter purchases	759	$40.16	759

According to the terms of our 2022 credit facility, our ability to declare or make any dividend payments is limited. Refer to Note 4, Debt and Financing Arrangements, to the condensed consolidated financial statements for a description of working capital restrictions and limitations on the payment of dividends.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

Item 6. Exhibits

10.1
Second Amended and Restated Credit Agreement, dated May 4, 2022, by and among CBIZ Operations, Inc., CBIZ, Inc., and Bank of America, N.A., as administrative agent, and the other financial institutions (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-32961, on May 6, 2022, and incorporated herein by reference).

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

CBIZ, Inc.
(Registrant)

Date:	July 29, 2022	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer