Form 10-Q
period 2022-09-30
CBIZ, Inc.
filed 2022-10-28
CIK 944148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at October 24, 2022
Common Stock, par value $0.01 per share	50,832,709

CBIZ, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$2,040	$1,997
Restricted cash	39,555	30,383
Accounts receivable, net	398,970	242,168
Other current assets	17,065	19,217
Current assets before funds held for clients	457,630	293,765
Funds held for clients	125,451	157,909
Total current assets	583,081	451,674
Non-current assets:
Property and equipment, net	45,469	43,423
Goodwill and other intangible assets, net	957,186	840,783
Assets of deferred compensation plan	111,060	136,321
Operating lease right-of-use assets, net	191,699	151,145
Other non-current assets	11,123	4,588
Total non-current assets	1,316,537	1,176,260
Total assets	$1,899,618	$1,627,934
LIABILITIES
Current liabilities:
Accounts payable	$74,247	$65,757
Income taxes payable	14,037	1,671
Accrued personnel costs	125,310	114,032
Contingent purchase price liabilities	61,355	34,373
Operating lease liabilities	36,519	30,586
Other current liabilities	19,045	18,755
Current liabilities before client fund obligations	330,513	265,174
Client fund obligations	128,091	158,115
Total current liabilities	458,604	423,289
Non-current liabilities:
Bank debt	271,100	155,300
Debt issuance costs	(2,164)	(449)
Total long-term debt, net	268,936	154,851
Income taxes payable	2,069	1,727
Deferred income taxes, net	22,566	15,440
Deferred compensation plan obligations	111,060	136,321
Contingent purchase price liabilities	79,853	44,766
Operating lease liabilities	181,841	145,808
Other non-current liabilities	564	1,184
Total non-current liabilities	666,889	500,097
Total liabilities	1,125,493	923,386
STOCKHOLDERS' EQUITY
Common stock	1,361	1,352
Additional paid in capital	793,514	770,117
Retained earnings	745,614	628,762
Treasury stock	(769,981)	(694,716)
Accumulated other comprehensive income (loss)	3,617	(967)
Total stockholders’ equity	774,125	704,548
Total liabilities and stockholders’ equity	$1,899,618	$1,627,934

See the accompanying notes to the unaudited condensed consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$363,262	$282,719	$1,116,936	$862,097
Operating expenses	306,017	238,328	886,052	699,233
Gross margin	57,245	44,391	230,884	162,864
Corporate general and administrative expenses	15,893	13,035	43,128	41,334
Legal settlement, net	—	—	—	30,468
Operating income	41,352	31,356	187,756	91,062
Other income (expense):
Interest expense	(2,305)	(1,016)	(5,209)	(2,852)
Gain on sale of operations, net	176	—	311	6,385
Other (expense) income, net	(2,618)	(1,133)	(24,919)	12,029
Total other (expense) income, net	(4,747)	(2,149)	(29,817)	15,562
Income from continuing operations before income tax expense	36,605	29,207	157,939	106,624
Income tax expense	9,131	7,512	41,074	26,100
Income from continuing operations	27,474	21,695	116,865	80,524
Loss from discontinued operations, net of tax	(4)	(4)	(13)	(17)
Net income	$27,470	$21,691	$116,852	$80,507
Earnings per share:
Basic:
Continuing operations	$0.53	$0.41	$2.25	$1.52
Discontinued operations	—	—	—	—
Net income	$0.53	$0.41	$2.25	$1.52
Diluted:
Continuing operations	$0.53	$0.41	$2.22	$1.50
Discontinued operations	—	—	—	—
Net income	$0.53	$0.41	$2.22	$1.50
Basic weighted average shares outstanding	51,457	52,425	51,827	52,885
Diluted weighted average shares outstanding	52,238	53,226	52,720	53,796
Comprehensive income:
Net income	$27,470	$21,691	$116,852	$80,507
Other comprehensive income, net of tax	2,179	159	4,584	1,071
Comprehensive income	$29,649	$21,850	$121,436	$81,578

See the accompanying notes to the unaudited condensed consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Totals
June 30, 2022	135,823	84,221	$1,358	$781,142	$718,144	$(737,559)	$1,438	$764,523
Net income	—	—	—	—	27,470	—	—	27,470
Other comprehensive income	—	—	—	—	—	—	2,179	2,179
Share repurchases	—	744	—	—	—	(32,422)	—	(32,422)
Restricted stock units and awards	1	—	—	—	—	—	—	—
Stock options exercised	254	—	2	4,096	—	—	—	4,098
Stock-based compensation	—	—	—	5,559	—	—	—	5,559
Business acquisitions	68	—	1	2,717	—	—	—	2,718
September 30, 2022	136,146	84,965	$1,361	$793,514	$745,614	$(769,981)	$3,617	$774,125

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Totals
June 30, 2021	134,892	82,173	$1,349	$757,421	$616,691	$(661,772)	$(1,357)	$712,332
Net income	—	—	—	—	21,691	—	—	21,691
Other comprehensive income	—	—	—	—	—	—	159	159
Share repurchases	—	650	—	—	—	(21,445)	—	(21,445)
Stock options exercised	142	—	1	1,694	—	—	—	1,695
Stock-based compensation	—	—	—	2,905	—	—	—	2,905
Business acquisitions	99	—	1	3,309	—	—	—	3,310
September 30, 2021	135,133	82,823	$1,351	$765,329	$638,382	$(683,217)	$(1,198)	$720,647

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Totals
December 31, 2021	135,187	83,149	$1,352	$770,117	$628,762	$(694,716)	$(967)	$704,548
Net income	—	—	—	—	116,852	—	—	116,852
Other comprehensive income	—	—	—	—	—	—	4,584	4,584
Share repurchases	—	1,628	—	—	—	(67,976)	—	(67,976)
Indirect repurchase of shares for minimum tax withholding	—	188	—	—	—	(7,289)	—	(7,289)
Restricted stock units and awards	120	—	1	(1)	—	—	—	—
Performance share units	211	—	2	(2)	—	—	—	—
Stock options exercised	541	—	5	7,989	—	—	—	7,994
Stock-based compensation	—	—	—	11,987	—	—	—	11,987
Business acquisitions	87	—	1	3,424	—	—	—	3,425
September 30, 2022	136,146	84,965	$1,361	$793,514	$745,614	$(769,981)	$3,617	$774,125

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Totals
December 31, 2020	134,144	80,045	$1,341	$740,970	$557,875	$(595,297)	$(2,269)	$702,620
Net income	—	—	—	—	80,507	—	—	80,507
Other comprehensive income	—	—	—	—	—	—	1,071	1,071
Share repurchases	—	2,686	—	—	—	(84,883)	—	(84,883)
Indirect repurchase of shares for minimum tax withholding	—	92	—	—	—	(3,037)	—	(3,037)
Restricted stock units and awards	80	—	1	(1)	—	—	—	—
Stock options exercised	635	—	6	7,137	—	—	—	7,143
Stock-based compensation	—	—	—	8,359	—	—	—	8,359
Business acquisitions	274	—	3	8,864	—	—	—	8,867
September 30, 2021	135,133	82,823	$1,351	$765,329	$638,382	$(683,217)	$(1,198)	$720,647

See the accompanying notes to the unaudited condensed consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$116,852	$80,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	24,707	19,921
Gain on sale of operations, net	(311)	(6,385)
Bad debt expense, net of recoveries	1,295	562
Adjustment to contingent earnout liability	1,917	1,599
Stock-based compensation expense	11,987	8,359
Deferred income taxes	5,690	7,141
Other, net	(2,083)	(373)
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(125,700)	(66,017)
Other assets	(2,610)	53
Accounts payable	6,203	12,126
Income taxes payable	12,709	5,245
Accrued personnel costs	18,863	15,329
Other liabilities	(9,447)	2,897
Operating cash flows provided by continuing operations	60,072	80,964
Operating cash flows used in discontinued operations	(13)	(18)
Net cash provided by operating activities	60,059	80,946
Cash flows from investing activities:
Business acquisitions and purchases of client lists, net of cash acquired	(79,289)	(66,155)
Purchases of client fund investments	(19,771)	(13,050)
Proceeds from the sales and maturities of client fund investments	11,500	10,800
Proceeds from sales of divested operations	2,906	9,785
Change in funds held for clients	(171)	(5,708)
Additions to property and equipment	(6,030)	(6,451)
Other, net	(4,695)	51
Net cash used in investing activities	(95,550)	(70,728)
Cash flows from financing activities:
Proceeds from bank debt	655,500	680,400
Payment of bank debt	(539,700)	(598,200)
Payment for acquisition of treasury stock	(65,976)	(84,950)
Indirect repurchase of shares for minimum tax withholding	(7,289)	(3,037)
Changes in client funds obligations	(30,024)	8,375
Proceeds from exercise of stock options	7,994	7,143
Payment of contingent consideration for acquisitions	(12,408)	(7,883)
Other, net	(2,072)	(170)
Net cash provided by financing activities	6,025	1,678
Net (decrease) increase in cash, cash equivalents and restricted cash	(29,466)	11,896
Cash, cash equivalents and restricted cash at beginning of year	150,474	170,335
Cash, cash equivalents and restricted cash at end of period	$121,008	$182,231

Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$2,040	$2,749
Restricted cash	39,555	37,320
Cash equivalents included in funds held for clients	79,413	142,162
Total cash, cash equivalents and restricted cash	$121,008	$182,231

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
On May 4, 2022, we entered into a Second Amended and Restated Credit Agreement (the "2022 credit facility" or the "credit facility"), by and among CBIZ Operations, Inc. ("CBIZ Operations"), and Bank of America, N.A., as administrative agent, and other financial institutions. The 2022 credit facility amends the Amended and Restated Credit Agreement, dated as of April 3, 2018 (the "2018 credit facility"). Among other things, the 2022 Credit Facility amended the base interest rate from LIBOR to Term SOFR. Consequently, we amended the interest rate swap agreements with respect to the existing swaps. Effective May 16, 2022, the scheduled reset date, the interest rate of the swaps were set to one-month Term SOFR to align the swaps to Term SOFR in the 2022 credit facility. No other terms under the swap agreements were amended. As a result, we early adopted ASC Topic 848, Reference Rate Reform. This adoption had immaterial impact on our consolidated financial statements. Refer to Note 4, Debt and Financing Arrangements and Note 6, Financial Instruments, for further discussion of the transaction.

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
Accounts receivable, net, at September 30, 2022 and December 31, 2021 was as follows (in thousands):

	September 30, 2022	December 31, 2021
Trade accounts receivable	$252,251	$190,710
Unbilled revenue, at net realizable value	167,083	67,616
Total accounts receivable	419,334	258,326
Allowance for doubtful accounts	(20,364)	(16,158)
Accounts receivable, net	$398,970	$242,168

Changes to the allowance for doubtful accounts for the nine months ended September 30, 2022 and twelve months ended December 31, 2021 are as follows (in thousands):

	September 30, 2022	December 31, 2021
Balance at beginning of period	$(16,158)	$(14,894)
Provision	(9,796)	(9,422)
Charge-offs, net of recoveries	5,590	8,158
Allowance for doubtful accounts	$(20,364)	$(16,158)

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
In connection with our 2022 credit facility, we incurred approximately $2.1 million of financing costs during the second quarter of 2022. The financing costs are deferred and reported as a reduction of debt on the accompanying unaudited Condensed Consolidated Balance Sheets, are included as a component of cash flow from financing activities on the accompanying unaudited Condensed Consolidated Statements of Cash Flows, and are being amortized as interest expense over the term of the 2022 credit facility. In addition, we wrote-off approximately $41 thousand of unamortized deferred cost associated with the 2018 credit facility as additional interest expense in the second quarter of 2022.
The balance outstanding under the 2022 credit facility was $271.1 million at September 30, 2022. The balance outstanding under the 2018 credit facility was $155.3 million at December 31, 2021. The combined effective interest rates under the 2018 and 2022 credit facilities, including the impact of interest rate swaps associated with those credit facilities, were as follows:

	Nine Months Ended September 30,
	2022	2021
Weighted average rates	2.29%	1.89%
Range of effective rates	1.08% - 4.18%	1.06% - 3.64%

We had approximately $310.9 million of available funds under the 2022 credit facility at September 30, 2022, net of outstanding letters of credit of $5.7 million. Available funds under the credit facility are based on a multiple of earnings before interest, taxes, depreciation and amortization as defined in the credit facility, and are reduced by letters of credit, other indebtedness and outstanding borrowings under the credit facility. Under the 2022 credit facility, loans are charged an interest rate consisting of a base rate or Term SOFR rate plus an applicable margin, letters of credit are charged based on the same applicable margin, and a commitment fee is charged on the unused portion of the credit facility.
The 2022 credit facility contains certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens or other encumbrances, making certain payments, investments, or to sell or otherwise dispose of a substantial portion of assets, or to merge or consolidate with an unaffiliated entity. The 2022 credit facility also limits our ability to make dividend payments. Historically, we have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Our Board of Directors has discretion over the payment and level of dividends on common stock, subject to the limitations of the credit facility and applicable law. The credit facility contains a provision that, in the event of a defined change in control, the credit facility may be terminated. In addition, the 2022 credit facility contains financial covenants that require us to meet certain requirements with respect to (i) a total leverage ratio and (ii) minimum interest coverage ratio which may limit our ability to borrow up to the total commitment amount. As of September 30, 2022, we are in compliance with all covenants.
Other Line of Credit - We have an unsecured $20.0 million line of credit by and among CBIZ Benefits and Insurance, Inc. and Huntington National Bank. We utilize this line to support our short-term funding requirements of payroll client fund obligations due to the investment of client funds, rather than liquidating client funds that have already been invested in available-for-sale securities. The line of credit, which was renewed on August 1, 2022 and will terminate on August 3, 2023, did not have a balance outstanding at September 30, 2022.
Interest Expense - Interest expense, including amortization of deferred financing costs, commitment fees, line of credit fees, and other applicable bank charges, was as follows (in thousands):

	Three Months Ended September 30,
	2022	2021
Credit facilities	$2,301	$1,010
Other line of credit	4	—
Other	—	6
Total	$2,305	$1,016

	Nine Months Ended September 30,
	2022	2021
Credit facilities	$5,204	$2,833
Other line of credit	5	—
Other	—	19
Total	$5,209	$2,852

NOTE 5. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Guarantees - We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $5.7 million and $3.4 million at September 30, 2022 and December 31, 2021, respectively. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.3 million and $2.3 million at September 30, 2022 and December 31, 2021, respectively.
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

NOTE 6. FINANCIAL INSTRUMENTS
Available-For-Sale Debt Securities - In connection with certain services provided by our payroll operations, we collect funds from our clients’ accounts in advance of paying client obligations. These funds held for clients are segregated and invested in accordance with our investment policy, which requires all investments carry an investment grade rating at the time of initial investment. These investments, primarily consisting of corporate and municipal bonds, are classified as available-for-sale and are included in the “Funds held for clients” line item on the accompanying unaudited Condensed Consolidated Balance Sheets. The par value of these investments totaled $45.3 million and $37.0 million at September 30, 2022 and December 31, 2021, respectively, and had maturity or callable dates ranging from October 2022 through November 2025.
At September 30, 2022, unrealized losses on the securities were not material and have not been recognized as a credit loss because the bonds are investment grade quality and management is not required or does not intend to sell prior to an expected recovery in value. The bond issuers continue to make timely principal and interest payments.
The following table summarizes activities related to these investments for the nine months ended September 30, 2022 and the twelve months ended December 31, 2021 (in thousands):

	Nine Months Ended September 30, 2022	Twelve Months Ended December 31, 2021
Fair value at beginning of period	$38,670	$25,708
Purchases	19,771	26,980
Redemptions	(5,630)	(6,530)
Maturities	(5,870)	(8,347)
Change in bond premium	(350)	1,517
Fair market value adjustment	(2,218)	(658)
Fair value at end of period	$44,373	$38,670
In addition to the available-for-sale debt securities discussed above, we also held other depository assets in the amount of $1.7 million and $1.1 million at September 30, 2022 and December 31, 2021, respectively. Those depository assets are classified as Level 1 in the fair value hierarchy.
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
During the third quarter of 2022, we entered into a new 5-year interest rate swap with a notional value of $20 million and fixed rate of 2.45%

Under the terms of the interest rate swaps, we pay interest at a fixed rate of interest plus applicable margin as stated in the amended agreements, and receive interest that varies with the one-month Term SOFR.
The following table summarizes our outstanding interest rate swaps and their classification in the accompanying unaudited Condensed Consolidated Balance Sheets at September 30, 2022 and December 31, 2021 (amounts in thousands):

	September 30, 2022
	Notional Amount	Fixed Rate	Expiration	Fair Value	Balance Sheet Location
Interest rate swap	$15,000	2.571%	6/1/2023	$130	Other current asset
Interest rate swap	$50,000	0.834%	4/14/2025	$3,820	Other non-current asset
Interest rate swap	$30,000	1.186%	12/14/2026	$3,020	Other non-current asset
Interest rate swap	$20,000	2.450%	8/14/2027	$1,147	Other non-current asset

	December 31, 2021
	Notional Amount	Fixed Rate	Expiration	Fair Value	Balance Sheet Location
Interest rate swap	$20,000	1.770%	5/14/2022	$(120)	Other current liability
Interest rate swap	$15,000	2.640%	6/1/2023	$(432)	Other non-current liability
Interest rate swap	$50,000	0.885%	4/14/2025	$405	Other non-current asset
Interest rate swap	$30,000	1.249%	12/14/2026	$(64)	Other non-current liability
Refer to Note 7, Fair Value Measurements, for additional disclosures regarding fair value measurements.
The following table summarizes the effects of the interest rate swaps on the accompanying unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Gain Recognized in AOCI, net of tax		Gain (Loss) Reclassified from AOCL into Expense
	Three Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
Interest rate swaps	$2,815	$66	$220	$(285)

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest rate swaps	$6,009	$718	$(278)	$(850)

NOTE 7. FAIR VALUE MEASUREMENTS
The following table summarizes our assets and (liabilities) at September 30, 2022 and December 31, 2021, respectively, that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (in thousands):

	Level	September 30, 2022	December 31, 2021
Deferred compensation plan assets	1	$111,060	$136,321
Available-for-sale debt securities	1	44,373	38,670
Other depository assets	1	1,665	1,144
Deferred compensation plan liabilities	1	(111,060)	(136,321)
Interest rate swaps	2	8,117	(211)
Contingent purchase price liabilities	3	(141,208)	(79,139)
During the nine months ended September 30, 2022 and 2021, there were no transfers between the valuation hierarchy Levels 1, 2 and 3. The following table summarizes the change in Level 3 fair values of our contingent purchase price liabilities for the nine months ended September 30, 2022 and 2021 (pre-tax basis) (in thousands):

	2022	2021
Beginning balance – January 1	$(79,139)	$(54,391)
Additions from business acquisitions	(74,199)	(38,149)
Settlement of contingent purchase price liabilities	14,047	9,511
Change in fair value of contingencies	461	(336)
Change in net present value of contingencies	(2,378)	(1,263)
Ending balance – September 30	$(141,208)	$(84,628)
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

NOTE 8. OTHER COMPREHENSIVE INCOME
The following table is a summary of other comprehensive income and discloses the tax impact of each component of other comprehensive income for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net unrealized loss on available-for-sale securities, net of income taxes (1)	$(457)	$(116)	$(1,614)	$(274)
Net unrealized gain on interest rate swaps, net of income taxes (2)	2,647	281	6,218	1,359
Foreign currency translation	(11)	(6)	(20)	(14)
Total other comprehensive income	$2,179	$159	$4,584	$1,071

(1)Net of income tax benefit of $171 and income tax benefit of $44 for the three months ended September 30, 2022 and 2021, respectively, and net of income tax benefit of $604 and income tax benefit of $103 for the nine months ended September 30, 2022 and 2021, respectively.
(2)Net of income tax expense of $863 and income tax expense of $90 for the three months ended September 30, 2022 and 2021, respectively, and net of income tax expense of $2,041 and income tax expense of $436 for the nine months ended September 30, 2022 and 2021, respectively.

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
Compensation expense for stock-based awards recognized during the three and nine months ended September 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	$—	$581	$248	$1,114
Restricted stock units and awards	1,188	1,388	4,015	4,214
Performance share units	4,371	936	7,724	3,031
Total stock-based compensation expense	$5,559	$2,905	$11,987	$8,359
Stock Options and Restricted Stock Units and Awards – The following table presents our stock options and restricted stock units and awards activity during the nine months ended September 30, 2022 (in thousands, except per share data):

	Stock Options		Restricted Stock Units and Awards
	Number of Options	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant-Date Fair Value (1)
Outstanding at beginning of year	1,223	$17.71	389	$25.07
Granted	—	$—	130	$38.53
Exercised or released	(541)	$14.78	(238)	$23.47
Expired or canceled	—	$—	(4)	$34.04
Outstanding at September 30, 2022	682	$20.04	277	$32.62
Exercisable at September 30, 2022	682	$20.04

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
The following table presents our PSU award activity during the nine months ended September 30, 2022 (in thousands, except per share data):

	Performance Share Units	Weighted Average Grant-Date Fair Value Per Unit (1)
Outstanding at beginning of year	473	$23.64
Granted	103	$38.15
Vested	(211)	$19.82
Adjustments for performance results (2)	82	$25.75
Canceled	(5)	$33.21
Outstanding at September 30, 2022	442	$29.12
(1)Represents weighted average market value of the performance share units; PSUs are granted at no cost to the recipients.
(2)Represents the change in the number of performance awards earned based on performance achievement for the performance period.

NOTE 10. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the three and nine months ended September 30, 2022 and 2021 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Income from continuing operations	$27,474	$21,695	$116,865	$80,524
Denominator:
Basic
Weighted average common shares outstanding	51,457	52,425	51,827	52,885
Diluted
Stock options (1)	434	609	523	692
Restricted stock units and awards (1)	118	155	141	182
Performance share units	205	—	205	—
Contingent shares (2)	24	37	24	37
Diluted weighted average common shares outstanding (3)	52,238	53,226	52,720	53,796
Basic earnings per share from continuing operations	$0.53	$0.41	$2.25	$1.52
Diluted earnings per share from continuing operations	$0.53	$0.41	$2.22	$1.50

(1)A total of 72 thousand shares of stock-based awards were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2022, as their effect would be anti-dilutive. No stock-based awards were exclude from the calculation of diluted earnings per share for the three months ended September 30, 2022, as their effect was dilutive. A total of 44 thousand and 106 thousand shares of stock-based awards were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2021, respectively, as their effect would be anti-dilutive.
(2)Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by us once future considerations have been met. Refer to Note 11, Business Combinations, for further details.
(3)The denominator used in calculating diluted earnings per share did not include 237 thousand performance share units for both the three and nine months ended September 30, 2022, and the denominator used in calculating diluted earnings per share did not include 447 thousand performance share units for both the three and nine months ended September 30, 2021. The performance conditions associated with these performance share units were not met and consequently none of these performance share units were considered as issuable for the three and nine months ended September 30, 2022 and 2021.

NOTE 11. BUSINESS COMBINATIONS
Business Combinations
During the nine months ended September 30, 2022, we completed the following acquisitions:
•Effective January 1, 2022, we acquired all of the non-attest assets of Marks Paneth LLP ("Marks Paneth"). Marks Paneth, based in New York City, is a provider of a full range of accounting, tax and consulting services to a wide range of industries. Marks Paneth is included as a component of our Financial Services practice group. Operating results are reported in the Financial Services practice group.
•Effective July 1, 2022, we acquired substantially all the assets of Stinnett & Associates, LLC ("Stinnett"). Stinnett, located in Tulsa, Oklahoma, is a professional advisory firm and certified Women's Business Enterprise providing internal audit, Sarbanes-Oxley compliance, cybersecurity reviews, business continuity and disaster recovery, and fraud investigations to businesses of all sizes including Fortune 1000 organizations in a variety of industries. Operating results are reported in the Financial Services practice group.
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
The acquisitions of Marks Paneth and Stinnett are expected to add approximately $154.5 million annualized revenue in 2022. For the nine months ended September 30, 2022, we recorded approximately $9.3 million in non-recurring transaction, retention and integration related costs associated with the Marks Paneth acquisition. Pro forma results of operations for these acquisitions have not been presented because the effects of these acquisitions were not material, either individually or in aggregate, to our total revenue, income from continuing operations, and net income for the three and nine months ended September 30, 2022 and 2021, respectively.

The following table summarizes the consideration and purchase price allocation for the acquisitions completed during the nine months ended September 30, 2022 and 2021, respectively (in thousands):

	2022	2021
Common stock issued (number)	42	207
Common stock value	$1,668	$6,940
Cash paid	79,141	66,051
Recorded contingent consideration	74,199	38,148
Total recorded purchase price	$155,008	$111,139
Accounts receivable acquired	20,429	13,125
Fixed assets acquired	1,933	1,473
Identifiable intangible assets acquired	53,400	40,753
Operating lease right-of-use asset acquired	49,291	17,814
Other assets acquired	1,693	1,316
Operating lease liability acquired - current	(5,860)	(2,785)
Other current liabilities acquired	(1,594)	(5,735)
Operating lease liability acquired - non-current	(43,431)	(15,029)
Goodwill	79,147	60,207
Total net assets acquired	$155,008	$111,139
Maximum potential contingent consideration	$77,075	$40,126
The following table summarizes the goodwill and intangible asset amounts resulting from those acquisitions for the nine months ended September 30, 2022 and 2021, respectively (in thousands):

	Nine Months Ended September 30,
	2022		2021
	Financial Services	Benefits and Insurance Services	Financial Services	Benefits and Insurance Services
Goodwill	$79,147	$—	$58,409	$1,798
Client list	53,400	—	38,580	1,290
Other intangibles	—	—	837	46
Total	$132,547	$—	$97,826	$3,134
Goodwill is calculated as the difference between the aggregated purchase price and the fair value of the net assets acquired. Goodwill represents the value of expected future earnings and cash flows, as well as the synergies created by the integration of the new businesses within our organization, including cross-selling opportunities expected with our Financial Services practice group and the Benefits and Insurance Services practice group, to help strengthen our existing service offerings and expand our market position. Goodwill related to these acquisitions is deductible for tax purposes. Client lists from the aforementioned acquisitions have an expected life up to 10 years, and other intangibles, primarily non-compete agreements, have an expected life of 3 years. Client lists and non-compete agreements are valued using a discounted cash flow technique based on management estimates of future cash flows from such assets.
The following table summarizes the changes in contingent purchase price consideration for previous acquisitions and contingent payments made for previous business acquisitions in the three and nine months ended September 30, 2022 and 2021, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net expense	$440	$846	$1,917	$1,599
Cash settlement paid	$4,167	$—	$12,289	$7,584
Shares issued (number)	26	13	45	66
Divestitures

Divested operations and assets that do not qualify for treatment as discontinued operations are recorded as “Gain on sale of operations, net” in the accompanying Condensed Consolidated Statements of Comprehensive Income. During the nine months ended September 30, 2021, we sold one business unit for $9.7 million in the Benefit and Insurance practice group and recorded a gain of $6.4 million.
In addition, during the three and nine months ended September 30, 2022, we sold one small book of business for $2.5 million in the Benefits and Insurance Services practice group and recorded a gain of $2.4 million. This gain is recorded as “Other (expense) income, net” in the accompanying Condensed Consolidated Statements of Comprehensive Income. Gain on book of business sales in the three and nine months ended September 30, 2021 was immaterial.

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
Segment information for the three and nine months ended September 30, 2022 and 2021 is presented below. We do not manage our assets on a segment basis, therefore segment assets are not presented below.
The following table disaggregates our revenue by source (in thousands):

	Three Months Ended September 30, 2022
	Financial Services	Benefits and Insurance Services	National Practices	Consolidated
Accounting, tax, advisory and consulting	$259,998	—	—	$259,998
Core benefits and insurance services	—	88,364	—	88,364
Non-core benefits and insurance services	—	3,703	—	3,703
Managed networking, hardware services	—	—	8,514	8,514
National practices consulting	—	—	2,683	2,683
Total revenue	$259,998	$92,067	$11,197	$363,262

	Three Months Ended September 30, 2021
	Financial Services	Benefits and Insurance Services	National Practices	Consolidated
Accounting, tax, advisory and consulting	$187,232	—	—	$187,232
Core benefits and insurance services	—	83,009	—	83,009
Non-core benefits and insurance services	—	2,788	—	2,788
Managed networking, hardware services	—	—	7,088	7,088
National practices consulting	—	—	2,602	2,602
Total revenue	$187,232	$85,797	$9,690	$282,719

	Nine Months Ended September 30, 2022
	Financial Services	Benefits and Insurance Services	National Practices	Consolidated
Accounting, tax, advisory and consulting	$808,052	—	—	$808,052
Core benefits and insurance services	—	264,666	—	264,666
Non-core benefits and insurance services	—	11,595	—	11,595
Managed networking, hardware services	—	—	24,768	24,768
National practices consulting	—	—	7,855	7,855
Total revenue	$808,052	$276,261	$32,623	$1,116,936

	Nine Months Ended September 30, 2021
	Financial Services	Benefits and Insurance Services	National Practices	Consolidated
Accounting, tax, advisory and consulting	$577,970	—	—	$577,970
Core benefits and insurance services	—	246,367	—	246,367
Non-core benefits and insurance services	—	9,289	—	9,289
Managed networking, hardware services	—	—	20,952	20,952
National practices consulting	—	—	7,519	7,519
Total revenue	$577,970	$255,656	$28,471	$862,097

Segment information for the three months ended September 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended September 30, 2022
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$259,998	$92,067	$11,197	$—	$363,262
Operating expenses	220,337	73,321	9,743	2,616	306,017
Gross margin	39,661	18,746	1,454	(2,616)	57,245
Corporate general and administrative expenses	—	—	—	15,893	15,893
Operating income (loss)	39,661	18,746	1,454	(18,509)	41,352
Other income (expense):
Interest expense	—	(4)	—	(2,301)	(2,305)
Gain on sale of operations, net	176	—	—	—	176
Other income (expense), net	103	2,402	8	(5,131)	(2,618)
Total other income (expense), net	279	2,398	8	(7,432)	(4,747)
Income (loss) from continuing operations before income tax expense	$39,940	$21,144	$1,462	$(25,941)	$36,605

	Three Months Ended September 30, 2021
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$187,232	$85,797	$9,690	$—	$282,719
Operating expenses	156,178	69,039	8,514	4,597	238,328
Gross margin	31,054	16,758	1,176	(4,597)	44,391
Corporate general and administrative expenses	—	—	—	13,035	13,035
Operating income (loss)	31,054	16,758	1,176	(17,632)	31,356
Other income (expense):
Interest expense	—	—	—	(1,016)	(1,016)
Other income (expense), net	18	(9)	1	(1,143)	(1,133)
Total other income (expense), net	18	(9)	1	(2,159)	(2,149)
Income (loss) from continuing operations before income tax expense	$31,072	$16,749	$1,177	$(19,791)	$29,207

Segment information for the nine months ended September 30, 2022 and 2021 was as follows (in thousands):

	Nine Months Ended September 30, 2022
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$808,052	$276,261	$32,623	$—	$1,116,936
Operating expenses (income)	639,780	220,998	29,218	(3,944)	886,052
Gross margin	168,272	55,263	3,405	3,944	230,884
Corporate general and administrative expenses	—	—	—	43,128	43,128
Operating income (loss)	168,272	55,263	3,405	(39,184)	187,756
Other income (expense):
Interest expense	—	(5)	—	(5,204)	(5,209)
Gain on sale of operations, net	311	—	—	—	311
Other income (expense), net	274	2,366	9	(27,568)	(24,919)
Total other income (expense), net	585	2,361	9	(32,772)	(29,817)
Income (loss) from continuing operations before income tax expense	$168,857	$57,624	$3,414	$(71,956)	$157,939

	Nine Months Ended September 30, 2021
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$577,970	$255,656	$28,471	$—	$862,097
Operating expenses	448,844	203,748	25,542	21,099	699,233
Gross margin	129,126	51,908	2,929	(21,099)	162,864
Corporate general and administrative expenses	—	—	—	41,334	41,334
Legal settlement, net	—	—	—	30,468	30,468
Operating income (loss)	129,126	51,908	2,929	(92,901)	91,062
Other income (expense):
Interest expense	—	—	—	(2,852)	(2,852)
Gain on sale of operations, net	—	6,385	—	—	6,385
Other income, net	310	863	1	10,855	12,029
Total other income, net	310	7,248	1	8,003	15,562
Income (loss) from continuing operations before income tax expense	$129,436	$59,156	$2,930	$(84,898)	$106,624

NOTE 13. SUBSEQUENT EVENTS
Subsequent to September 30, 2022 and up to October 26, 2022, we repurchased approximately 0.4 million shares of our common stock in the open market at a total cost of approximately $18.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we”, “us”, “our”, "CBIZ" or the "Company" shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.
The following discussion is intended to assist in the understanding of our financial position at September 30, 2022 and December 31, 2021, results of operations for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021, and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2021. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2021.
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
EXECUTIVE SUMMARY
Revenue for the three months ended September 30, 2022 increased by $80.5 million, or 28.5%, to $363.3 million from $282.7 million for the same period in 2021. Same-unit revenue increased by approximately $34.8 million, or 12.3%, as compared to the same period in 2021. Revenue from newly acquired operations, net of divestitures, contributed $45.7 million, or 16.2%, of incremental revenue for the three months ended September 30, 2022 as compared to the same period in 2021.
Revenue for the nine months ended September 30, 2022 increased by $254.8 million, or 29.6%, to $1,116.9 million from $862.1 million for the same period in 2021. Same-unit revenue increased by approximately $95.3 million, or 11.1%, as compared to the same period in 2021. Revenue from newly acquired operations, net of divestitures, contributed $159.5 million, or 18.5%, of incremental revenue for the nine months ended September 30, 2022 as compared to the same period in 2021. A detailed discussion of revenue by practice group is included under "Operating Practice Groups".
Income from continuing operations was $27.5 million, or $0.53 per diluted share, in the third quarter of 2022, compared to $21.7 million, or $0.41 per diluted share, in the third quarter of 2021. For the nine months ended September 30, 2022, income from continuing operations was $116.9 million, or $2.22 per diluted share, compared to $80.5 million, or $1.50 per diluted share, for the same period in 2021. Refer to “Results of Operations – Continuing Operations” for a detailed discussion of the components of income from continuing operations.
Strategic Use of Capital
Our first priority for use of capital is to make strategic acquisitions. We also have the financing flexibility and the capacity to actively repurchase shares of our common stock. We believe that repurchasing shares of our common stock can be a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our stockholders. During the nine months ended September 30, 2022, we completed two acquisitions for $79.1 million in cash. We also repurchased 1.8 million shares of our common stock on open market as well as for tax withholding purposes at a total cost of approximately $75.3 million in the nine months ended September 30, 2022. Refer to Note 11, Business Combinations, to the accompanying unaudited condensed consolidated financial statements for further discussion on acquisitions.

During the first quarter of 2022, the CBIZ Board of Directors authorized the purchase of up to 5.0 million shares of our common stock under our Share Repurchase Program (the “Share Repurchase Program”), which may be suspended or discontinued at any time and expires on April 1, 2023. The shares may be purchased in the open market, in privately negotiated transactions, and pursuant to Rule 10b5-1 trading plans, which may include purchases from our employees, officers and directors, in accordance with the Securities and Exchange Commission (the “SEC”) rules. CBIZ management will determine the timing and amount of the transactions based on its evaluation of market conditions and other factors.
RESULTS OF OPERATIONS – CONTINUING OPERATIONS
Revenue
The following tables summarize total revenue for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	% of Total	2021	% of Total	$ Change	% Change
	(Amounts in thousands, except percentages)
Financial Services	$259,998	71.6%	$187,232	66.2%	$72,766	38.9%
Benefits and Insurance Services	92,067	25.3%	85,797	30.3%	6,270	7.3%
National Practices	11,197	3.1%	9,690	3.5%	1,507	15.6%
Total CBIZ	$363,262	100.0%	$282,719	100.0%	$80,543	28.5%

	Nine Months Ended September 30,
	2022	% of Total	2021	% of Total	$ Change	% Change
	(Amounts in thousands, except percentages)
Financial Services	$808,052	72.3%	$577,970	67.0%	$230,082	39.8%
Benefits and Insurance Services	276,261	24.7%	255,656	29.7%	20,605	8.1%
National Practices	32,623	3.0%	28,471	3.3%	4,152	14.6%
Total CBIZ	$1,116,936	100.0%	$862,097	100.0%	$254,839	29.6%
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
Income and expenses related to the deferred compensation plan for the three and nine months end September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Amounts in thousands)
Operating (income) expenses	$(3,995)	$(212)	$(23,000)	$11,165
Corporate general and administrative (income) expenses	(697)	(86)	(3,319)	1,260
Other (expense) income, net	(4,692)	(298)	(26,319)	12,425
Excluding the impact of the above-mentioned income and expenses related to the deferred compensation plan, the operating results for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,
	2022				2021
	(Amounts in thousands, except percentages)
	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue
Gross margin	$57,245	$(3,995)	$53,250	14.7%	$44,391	$(212)	$44,179	15.6%
Operating income	41,352	(4,692)	36,660	10.1%	31,356	(298)	31,058	11.0%
Other (expense) income, net	(2,618)	4,692	2,074	0.6%	(1,133)	298	(835)	(0.3)%
Income from continuing operations before income tax expense	36,605	—	36,605	10.1%	29,207	—	29,207	10.3%

	Nine Months Ended September 30,
	2022				2021
	(Amounts in thousands, except percentages)
	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue
Gross margin	$230,884	$(23,000)	$207,884	18.6%	$162,864	$11,165	$174,029	20.2%
Operating income	187,756	(26,319)	161,437	14.5%	91,062	12,425	103,487	12.0%
Other (expense) income, net	(24,919)	26,319	1,400	0.1%	12,029	(12,425)	(396)	—%
Income from continuing operations before income tax expense	157,939	—	157,939	14.1%	106,624	—	106,624	12.4%

Operating Expenses

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating expenses by segment:
Financial Services	$220,337	$156,178	$64,159	41.1%
Benefits and Insurance Services	73,321	69,039	4,282	6.2%
National Practices	9,743	8,514	1,229	14.4%
Corporate and Other	2,616	4,597	(1,981)	(43.1)%
Total Operating expenses	$306,017	$238,328	$67,689	28.4%
Operating expenses % of revenue	84.2%	84.3%
Operating expenses excluding deferred compensation	$310,012	$238,540	$71,472	30.0%
Operating expenses excluding deferred compensation % of revenue	85.3%	84.4%

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating expenses (income) by segment:
Financial Services	$639,780	$448,844	$190,936	42.5%
Benefits and Insurance Services	220,998	203,748	17,250	8.5%
National Practices	29,218	25,542	3,676	14.4%
Corporate and Other	(3,944)	21,099	(25,043)	N/M
Total Operating expenses	$886,052	$699,233	$186,819	26.7%
Operating expenses % of revenue	79.3%	81.1%
Operating expenses excluding deferred compensation	$909,052	$688,068	$220,984	32.1%
Operating expenses excluding deferred compensation % of revenue	81.4%	79.8%

Three months ended September 30, 2022 compared to September 30, 2021. Total operating expenses for the three months ended September 30, 2022 increased by $67.7 million, or 28.4%, to $306.0 million as compared to $238.3 million in the same period of 2021. The non-qualified deferred compensation plan decreased operating expenses by $4.0 million for the three months ended September 30, 2022, and by $0.2 million during the same period in 2021. Excluding the non-qualified deferred compensation expenses, which was recorded in "Corporate and Other" for segment reporting purposes, operating expenses would have been $310.0 million and $238.5 million, or 85.3% and 84.4% of revenue, for the three months ended September 30, 2022 and 2021, respectively. In addition, operating expense for the three months ended September 30, 2022 included approximately $1.3 million non-recurring integration and retention costs related to the Marks Paneth acquisition.
The majority of our operating expenses relate to personnel costs, which includes (i) salaries and benefits, (ii) commissions paid to producers, (iii) incentive compensation, and (iv) stock-based compensation. Excluding the impact of deferred compensation, which was recorded in "Corporate and Other" for segment reporting purposes, operating expenses increased by approximately $71.5 million during the three months ended September 30, 2022 as compared to the same period in 2021, primarily driven by $60.9 million higher personnel costs (of which $33.7 million was the result of acquisitions), $3.0 million higher travel and entertainment costs, $2.7 million higher facility costs, $1.4 million higher technology related costs, $1.2 million higher depreciation and amortization expense, and $1.2 million higher professional services costs, as well as $1.1 million higher other discretionary spending to support business growth. Personnel costs are discussed in further detail under “Operating Practice Groups”.
Nine months ended September 30, 2022 compared to September 30, 2021. Total operating expenses for the nine months ended September 30, 2022 increased by $186.8 million, or 26.7%, to $886.1 million as compared to $699.2 million in the same period of 2021. The non-qualified deferred compensation plan decreased operating expenses by $23.0 million for the nine months ended September 30, 2022, and increased operating expenses by $11.2 million during the same period in 2021. Excluding the impact of deferred compensation, which was recorded in "Corporate and Other" for segment reporting purposes, operating expenses increased by $221.0 million during the nine months ended September 30, 2022 as compared to the same period in 2021. Operating expense for the nine months ended September 30, 2022 included approximately $8.0 million non-recurring integration and retention costs related to the Marks Paneth acquisition. The increase in operating expense was primarily driven by personnel costs increase of $179.2 million (of which $109.0 million was the result of acquisitions), $9.4 million higher travel and entertainment costs, $9.0 million higher facility costs, $6.0 million higher technology related costs, $4.7 million higher depreciation and amortization expense, and $3.7 million higher professional services costs, as well as $9.0 million higher other discretionary spending to support business growth.

Corporate General & Administrative (“G&A”) Expenses

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(Amounts in thousands, except percentages)
G&A expenses	$15,893	$13,035	$2,858	21.9%
G&A expenses % of revenue	4.4%	4.6%
G&A expenses excluding deferred compensation	$16,590	$13,121	$3,469	26.4%
G&A expenses excluding deferred compensation % of revenue	4.6%	4.6%

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(Amounts in thousands, except percentages)
G&A expenses	$43,128	$41,334	$1,794	4.3%
G&A expenses % of revenue	3.9%	4.8%
G&A expenses excluding deferred compensation	$46,447	$40,074	$6,373	15.9%
G&A expenses excluding deferred compensation % of revenue	4.2%	4.6%

Three months ended September 30, 2022 compared to September 30, 2021. The deferred compensation plan decreased G&A expenses by $0.7 million for the three months ended September 30, 2022, and decreased G&A expenses by $0.1 million during the same period in 2021. G&A expenses, excluding the impact of the deferred compensation plan, would have been $16.6 million, or 4.6% of revenue, for the three months ended September 30, 2022, compared to $13.1 million, or 4.6% of revenue, for the same period in 2021, an increase of approximately $3.5 million. The increase was primarily due to a $3.9 million increase in personnel costs as a result of adjustment to the performance-based variable compensations due to improved financial results.
Nine months ended September 30, 2022 compared to September 30, 2021. The deferred compensation plan decreased G&A expense by $3.3 million for the nine months ended September 30, 2022, but increased G&A expenses by $1.3 million during the same period in 2021. G&A expenses, excluding the impact of the deferred compensation plan, would have been $46.4 million, or 4.2% of revenue, for the nine months ended September 30, 2022, compared to $40.1 million, or 4.6% of revenue, for the same period in 2021. The increase in G&A expenses was primarily due to approximately $3.7 million higher personnel costs as a result of adjustment to the performance-based variable compensations due to improved financial results, a $1.9 million non-recurring transaction and integration costs related to the Marks Paneth acquisition, as well as $0.7 million higher other discretionary costs to support business growth.
Legal Settlement, net
Three and nine months ended September 30, 2022 compared with September 30, 2021. During the nine months ended September 30, 2021, we reached a settlement agreement with University of Pittsburgh Medical Center ("UPMC") pertaining a lawsuit filed in the U.S. District Court for the Western District of Pennsylvania. As a result of the settlement, we recorded a settlement loss of $30.5 million for the nine months ended September 30, 2021.

Other (Expense) Income, Net

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(Amounts in thousands, except percentages)
Interest expense	$(2,305)	$(1,016)	$(1,289)	N/M
Gain on sale of operations, net	176	—	176	N/M
Other expense, net (1)	(2,618)	(1,133)	(1,485)	N/M
Total other (expense) income, net	$(4,747)	$(2,149)	$(2,598)	N/M

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(Amounts in thousands, except percentages)
Interest expense	$(5,209)	$(2,852)	$(2,357)	82.6%
Gain on sale of operations, net	311	6,385	(6,074)	(95.1)%
Other (expense) income, net (2)	(24,919)	12,029	(36,948)	N/M
Total other (expense) income, net	$(29,817)	$15,562	$(45,379)	N/M
(1) Other expense, net includes a net loss of $4.7 million during the three months ended September 30, 2022, compared to a net loss of $0.3 million for the same period in 2021, associated with the value of investments held in a rabbi trust related to the deferred compensation plan, which were recorded in "Corporate and Other" for segment reporting purposes. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan are offset by a corresponding increase or decrease to compensation expense, which is recorded as “Operating expenses” and “G&A expenses.” The deferred compensation plan has no impact on “Income from continuing operations before income tax expense” or diluted earnings per share from continuing operations. In addition, included in Other expense, net for the three months ended September 30, 2022 and 2021, is expense of $0.4 million and $0.8 million respectively, related to net changes in the fair value of contingent consideration related to prior acquisitions.
(2) Other (expense) income, net includes a net loss of $26.3 million during the nine months ended September 30, 2022, compared to a net gain of $12.4 million for the same period in 2021, associated with the value of investments held in a rabbi trust related to the deferred compensation plan, which were recorded in "Corporate and Other" for segment reporting purposes. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan are offset by a corresponding increase or decrease to compensation expense, which is recorded as “Operating expenses” and “G&A expenses.” The deferred compensation plan has no impact on “Income from continuing operations before income tax expense” or diluted earnings per share from continuing operations. In addition, included in Other (expense) income, net for the nine months ended September 30, 2022 and 2021, is expense of $1.9 million and $1.6 million, respectively, related to net changes in the fair value of contingent consideration related to prior acquisitions.

Interest Expense
Three and nine months ended September 30, 2022 compared with September 30, 2021. Our primary financing arrangement is the credit facility which was amended and restated in May, 2022. During the three months ended September 30, 2022, our average debt balance and weighted average effective interest rate was $273.2 million and 2.97%, compared to $176.5 million and 1.80% for the same period of 2021. The increase in interest expense for the three months ended September 30, 2022 as compared to the same period in 2021 was primarily driven by higher average debt balance as well as higher weighted average effective interest rate. During the nine months ended September 30, 2022, our average debt balance and interest rate was $267.2 million and 2.29% compared to $156.6 million and 1.89% for the same period of 2021. The increase in interest expense for the nine months ended September 30, 2022 as compared to the same period in 2021 was primarily driven by higher average debt balance as well as higher weighted average effective interest rate. Our indebtedness is further discussed in Note 4, Debt and Financing Arrangements, to the accompanying unaudited condensed consolidated financial statements.
Gain on Sale of Operations, Net
Three and nine months ended September 30, 2022 compared with September 30, 2021. During the nine months ended September 30, 2021, we sold a small book of business and a business unit in the Benefits and Insurance practice group. Total proceeds from the sales were $9.8 million. As a result, we recorded a net gain of $6.4 million from the sales for the nine months ended September 30, 2021.
Other (Expense) Income, Net

Three and nine months ended September 30, 2022 compared with September 30, 2021. For the three months ended September 30, 2022, other (expense) income, net includes a net loss of $4.7 million associated with the non-qualified deferred compensation plan. For the same period in 2021, other (expense) income, net includes a net loss of $0.3 million associated with the non-qualified deferred compensation plan. Excluding the impact of the deferred compensation plan, other (expense) income, net decreased by $2.9 million in 2022 as compared to 2021 primarily due to a $2.4 million gain related to the sale of a book of business as well as $0.4 million lower adjustment to the fair value of the contingent purchase price liability.
For the nine months ended September 30, 2022, other (expense) income, net includes a net loss of $26.3 million associated with the non-qualified deferred compensation plan. For the same period in 2021, other (expense) income, net includes a net gain of $12.4 million associated with the non-qualified deferred compensation plan. Excluding the impact of the deferred compensation plan, other (expense) income, net decreased by $1.8 million in 2022 as compared to 2021 due to a $2.4 million gain related to the sale of a book of business in 2022 as compared to an immaterial gain from the sale of certain assets in 2021.
Income Tax Expense

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(Amounts in thousands, except percentages)
Income tax expense	$9,131	$7,512	$1,619	21.6%
Effective tax rate	24.9%	25.7%

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(Amounts in thousands, except percentages)
Income tax expense	$41,074	$26,100	$14,974	57.4%
Effective tax rate	26.0%	24.5%
Three and nine months ended September 30, 2022 compared with September 30, 2021. The effective tax rate for the three months ended September 30, 2022 was 24.9%, compared to an effective tax rate of 25.7% for the comparable period in 2021. The decrease in the effective tax rate year over year was primarily due to a larger tax benefit recognized related to stock-based compensation expense. This tax benefit was partially offset by the tax effect of higher non-deductible expenses during the third quarter of 2022 as compared to the same period in 2021.
The effective tax rate for the nine months ended September 30, 2022 was 26.0%, compared to an effective tax rate of 24.5% for the same period in 2021. The increase in the effective tax rate year over year was primarily due to the effect of higher pre-tax income on our tax benefit related to stock-based compensation. In addition, we incurred higher non-deductible expenses during the nine months ended September 30, 2022 as compared to the same period in 2021 which also contributed to the increase in the effective tax rate.
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

Financial Services

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue
Same-unit	$214,265	$187,232	$27,033	14.4%
Acquired businesses	45,733	—	45,733
Total revenue	$259,998	$187,232	$72,766	38.9%
Operating expenses	220,337	156,178	64,159	41.1%
Gross margin / Operating income	$39,661	$31,054	$8,607	27.7%
Total other income, net	279	18	261	N/M
Income from continuing operations before income tax expense	39,940	31,072	8,868	28.5%
Gross margin percent	15.3%	16.6%

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue
Same-unit	$647,343	$577,970	$69,373	12.0%
Acquired businesses	160,709	—	160,709
Total revenue	$808,052	$577,970	$230,082	39.8%
Operating expenses	639,780	448,844	190,936	42.5%
Gross margin / Operating income	$168,272	$129,126	$39,146	30.3%
Total other income, net	585	310	275	88.7%
Income from continuing operations before income tax expenses	168,857	129,436	39,421	30.5%
Gross margin percent	20.8%	22.3%

Three months ended September 30, 2022 compared to September 30, 2021
Revenue
The Financial Services practice group revenue for the three months ended September 30, 2022 grew by 38.9% to $260.0 million from $187.2 million during the same period in 2021. Same-unit revenue grew by $27.0 million, or 14.4%, across all service lines, primarily driven by those units that provide traditional accounting and tax-related services, which increased $19.4 million, and an increase of $7.1 million in government healthcare compliance business, as well as an increase of approximately $0.5 million in those units that provide project-oriented advisory services. The impact of acquired businesses contributed $45.7 million, or 17.6% of 2022 revenue, of which Marks Paneth and Stinnett contributed a total of $40.7 million, or 15.7% of 2022 revenue.
We provide a range of services to affiliated CPA firms under joint referral and administrative service agreements (“ASAs”). Fees earned under the ASAs are recorded as revenue in the accompanying Condensed Consolidated Statements of Comprehensive Income and were approximately $54.1 million and $39.7 million for the three months ended September 30, 2022 and 2021, respectively.
Operating Expenses
Operating expenses increased by $64.2 million, or 41.1%, as compared to the same period last year. Personnel costs increased by $51.1 million, or 32.7%, with acquisitions contributing approximately $33.7 million to the increase. Compared to the same period in 2021, facility costs, depreciation and amortization costs, professional and consulting services, technology costs, as well as marketing and recruiting costs increased by approximately $2.9 million, $1.4 million, $1.4 million, $0.9 million, and $0.8 million respectively. In addition, travel and entertainment costs increase by approximately $2.0 million and other discretionary costs increased by approximately $3.7 million to support the business growth. Operating expense as a percentage of revenue decreased to 84.7% for the three months ended September 30, 2022 from 83.4% of revenue for the prior year quarter.
Nine months ended September 30, 2022 compared to September 30, 2021
Revenue
Revenue for the nine months ended September 30, 2022 grew by 39.8% to $808.1 million from $578.0 million during the same period in 2021. Same-unit revenue grew by $69.4 million, or 12.0%, across all service lines, primarily driven by those units that provide traditional accounting and tax-related services, which increased $42.8 million, an increase of $15.3 million in government healthcare compliance business, and an increase of approximately $11.0 million in those units that provide project-oriented advisory services. The impact of acquired businesses contributed $160.7 million, or 19.9% of 2022 revenue, of which Marks Paneth and Stinnett contributed a total of $119.9 million, or 14.8% of 2022 revenue.
Fees earned under the ASAs, as described above, were approximately $191.1 million and $139.7 million for the nine months ended September 30, 2022 and 2021, respectively.
Operating Expenses
Operating expenses increased by $190.9 million, or 42.5%, as compared to the same period last year. Personnel costs increased by $146.6 million, or 32.7%, with acquisitions contributing approximately $110.0 million to the increase. Compared to the same period in 2021, facility costs, depreciation and amortization costs, technology costs, professional and consulting services, as well as marketing and recruiting costs increased by approximately $9.5 million, $5.5 million, $4.4 million, $3.6 million, and $2.9 million, respectively, primarily due to the Marks Paneth acquisition. In addition, travel and entertainment costs increased by approximately $6.0 million and other discretionary costs increased by approximately $12.4 million to support the business growth. Operating expense as a percentage of revenue increased to 79.2% during the nine months ended September 30, 2022 from 77.7% of revenue during the same period in 2021.
Benefits and Insurance Services

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue
Same-unit	$92,067	$85,797	$6,270	7.3%
Total revenue	$92,067	$85,797	$6,270	7.3%
Operating expenses	73,321	69,039	4,282	6.2%
Gross margin / Operating income	$18,746	$16,758	$1,988	11.9%
Total other (expense) income, net	2,398	(9)	2,407	N/M
Income from continuing operations before income tax expense	21,144	16,749	4,395	26.2%
Gross margin percent	20.4%	19.5%

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue
Same-unit	$276,261	$254,460	$21,801	8.6%
Divested operations	—	1,196	(1,196)
Total revenue	$276,261	$255,656	$20,605	8.1%
Operating expenses	220,998	203,748	17,250	8.5%
Gross margin/ Operating income	$55,263	$51,908	$3,355	6.5%
Total other income, net	2,361	7,248	(4,887)	(67.4)%
Income from continuing operations before income tax expenses	57,624	59,156	(1,532)	(2.6)%
Gross margin percent	20.0%	20.3%

Three months ended September 30, 2022 compared to September 30, 2021

Revenue
The Benefits and Insurance Services practice group revenue increased by $6.3 million, or 7.3%, to $92.1 million during the three months ended September 30, 2022 compared to $85.8 million for the same period in 2021. The increase was across all service lines, primarily driven by $3.5 million increase in employee benefit and retirement benefit services lines, $1.3 million increase in the property and casualty services, and $0.8 million in payroll related services, as well as growth in our other project based services.
Operating Expenses
Operating expenses increased by $4.3 million, or 6.2%, when compared to the same period last year. Personnel costs increased by $3.5 million, or 5.1%, primarily due to timing of annual merit increases as well as investment in producers. Compared to the same period in 2021, travel and entertainment cost, technology costs, as well as marketing and recruiting costs increased by approximately $0.3 million, $0.2 million, and $0.2 million, respectively. In addition, other operating expenses and other direct costs increased by approximately $0.3 million to support increased business activities, offset by $0.2 million lower bad debt expense as compared to the same period in 2021. Operating expense as a percentage of revenue slightly improved to 79.6% for the quarter ended September 30, 2022 from 80.5% of revenue for the same period in 2021.
Total Other (Expense) Income, Net
We sold a small book of business in our property and casualty service line during the three months ended September 30, 2022 for total proceeds of $2.5 million. Net gain from the sale was approximately $2.4 million.
Nine months ended September 30, 2022 compared to September 30, 2021
Revenue
The Benefits and Insurance Services practice group revenue increased by $20.6 million, or 8.1%, to $276.3 million during the nine months ended September 30, 2022 compared to $255.7 million for the same period in 2021. Same-unit revenue increased by $21.8 million, or 8.6% when compared to the same period in 2021. The increase was across all service lines, primarily driven by $8.7 million increase in the property and casualty services, $8.4 million increase in employee benefit and retirement benefit services lines, and $1.6 million in payroll related services as well as growth in our other project based services.
Operating Expenses
Operating expenses increased by $17.3 million, or 8.5%, when compared to the same period last year. Personnel cost increased by $12.4 million, or 6.1%, primarily due to timing of annual merit increases, bonus accrual, as well as investment in producers. Compared to the same period in 2021, travel and entertainment cost, technology costs, marketing and recruiting costs, as well as bad debt expense increased by approximately $1.4 million, $0.6 million, $0.5 million and $0.5 million, respectively. In addition, other operating expenses and other direct costs increased by approximately $2.0 million to support increased business activities. Operating expense as a percentage of revenue remained relatively unchanged at 80.0% during the nine months ended September 30, 2022 as compared to 79.7% of revenue for the same period in 2021.
Total Other Income, Net
We sold a business unit during the nine months ended September 30, 2021 for total proceeds of $9.8 million. Net gain from the sale was approximately $6.4 million. We also sold a small book of business in our property and casualty service line during the nine months ended September 30, 2022 for total proceeds of $2.5 million and recorded a net gain of approximately $2.4 million from the sale.
National Practices

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(Amounts in thousands, except percentages)
Same-unit revenue	$11,197	$9,690	$1,507	15.6%
Operating expenses	9,743	8,514	1,229	14.4%
Gross margin / Operating income	$1,454	$1,176	$278	23.6%
Total other income, net	8	1	7	N/M
Income from continuing operations before income tax expense	1,462	1,177	285	24.2%
Gross margin percent	13.0%	12.1%

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(Amounts in thousands, except percentages)
Same-unit revenue	$32,623	$28,471	$4,152	14.6%
Operating expenses	29,218	25,542	3,676	14.4%
Gross margin / Operating income	$3,405	$2,929	$476	16.3%
Total other income, net	9	1	8	N/M
Income from continuing operations before income tax expenses	3,414	2,930	484	16.5%
Gross margin percent	10.4%	10.3%

Three and nine months ended September 30, 2022 compared with September 30, 2021

Revenue and Operating Expenses
The National Practices group is primarily driven by a cost-plus contract with a single client, which has existed since 1999. The cost-plus contract is a five-year contract with the most recent renewal through December 31, 2023. Revenues from this single client accounted for approximately 75% of the National Practice group’s revenue. During the three and nine months ended September 30, 2022, revenue increased by $1.5 million, or 15.6%, and $4.2 million, or 14.6%, respectively, while operating expenses increased by $1.2 million, or 14.4%, and $3.7 million, or 14.4%, respectively.

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

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating expenses	$2,616	$4,597	(1,981)	(43.1)%
Corporate general and administrative expenses	15,893	13,035	2,858	21.9%
Operating loss	(18,509)	(17,632)	(877)	5.0%
Total other expense, net	(7,432)	(2,159)	(5,273)	N/M
Loss from continuing operations before income tax expense	(25,941)	(19,791)	(6,150)	31.1%

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating (income) expenses	$(3,944)	$21,099	(25,043)	N/M
Corporate general and administrative expenses	43,128	41,334	1,794	4.3%
Legal settlement, net	—	30,468	(30,468)	(100.0)%
Operating loss	(39,184)	(92,901)	53,717	(57.8)%
Total other (expense) income, net	(32,772)	8,003	(40,775)	N/M
Loss from continuing operations before income tax expenses	(71,956)	(84,898)	12,942	(15.2)%

Three months ended September 30, 2022 compared to September 30, 2021
Total operating expenses decreased by $2.0 million, or 43.1%, during the three months ended September 30, 2022, as compared to the same period in 2021. The non-qualified deferred compensation plan decreased operating expenses by $4.0 million for the three months ended September 30, 2022 and decreased operating expenses by $0.2 million during the same period in 2021. Excluding the non-qualified deferred compensation expenses, operating expense increased by approximately $1.8 million, primarily driven by higher personnel and facility costs to support business growth.
Total corporate general and administrative expenses increased by $2.9 million, or 21.9%, during the three months ended September 30, 2022, as compared to the same period in 2021. The non-qualified deferred compensation plan decreased corporate general and administrative expenses by $0.7 million for the three months ended September 30, 2022, and by $0.1 million during the same period in 2021. Excluding the non-qualified deferred compensation expenses, corporate general and administrative expense increased by approximately $3.5 million, primarily driven by $3.9 million higher personnel costs, offset by $0.4 million lower costs primarily lower professional services costs as compared to the same period in 2021.
Total other (expense) income, net increased by $5.3 million during the three months ended September 30, 2022, as compared to the same period in 2021. For the three months ended September 30, 2022, total other expense, net includes a net loss of $4.7 million associated with the non-qualified deferred compensation plan. For the same period in 2021, other income, net includes a net loss of $0.3 million associated with the non-qualified deferred compensation plan. Excluding the impact of the non-qualified deferred compensation plan, total other expense, net would have been $2.7 million in 2022 and $1.9 million in 2021, a change of $0.8 million primarily attributed to $1.3 million higher interest expense, offset by $0.4 million lower fair value adjustments to the contingent purchase price.
Nine months ended September 30, 2022 compared to September 30, 2021

Total operating expenses decreased by $25.0 million, or 118.7%, during the nine months ended September 30, 2022, as compared to the same period in 2021. The non-qualified deferred compensation plan decreased operating expenses by $23.0 million for the nine months ended September 30, 2022, and increased operating expense by $11.2 million during the same period in 2021. Excluding the non-qualified deferred compensation expenses, operating expense increased by approximately $9.1 million, primarily driven by higher personnel costs and facility costs to support business growth.
Total G&A expenses increased by $1.8 million, or 4.3%, during the nine months ended September 30, 2022, as compared to the same period in 2021. The non-qualified deferred compensation plan decreased G&A expenses by $3.3 million for the nine months ended September 30, 2022, and increased G&A expense by $1.3 million during the same period in 2021. Excluding the non-qualified deferred compensation expenses, G&A expense increased by approximately $6.4 million, primarily driven by $3.7 million higher personnel costs, $1.9 million higher transaction and integration related professional services costs associated with the Marks Paneth acquisition, $0.5 million higher travel and entertainment costs, and $0.3 million higher other discretionary costs to support the business growth.
During the nine months ended September 30, 2021, we reached a settlement agreement with UPMC pertaining a lawsuit filed in the U.S. District Court for the Western District of Pennsylvania. As a result of the settlement, we recorded a settlement loss of $30.5 million for the nine months ended September 30, 2021.
Total other (expense) income, net increased by $40.8 million, or 509.5%, during the nine months ended September 30, 2022, as compared to the same period in 2021. Total other (expense) income, net for the nine months ended September 30, 2022 includes a net loss of $26.3 million associated with the non-qualified deferred compensation plan. For the same period in 2021, total other income, net includes a net gain of $12.4 million associated with the non-qualified deferred compensation plan. Excluding the impact of the non-qualified deferred compensation plan, total other (expense) income, net increased by $2.0 million, primarily due to $2.4 million higher interest expense due to higher average outstanding balance and interest rates during 2022 as compared to 2021, offset by $0.4 million decrease in miscellaneous expenses.
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
Accounts receivable balances increase in response to the first nine months revenue generated by the Financial Services practice group. A significant amount of this revenue is billed and collected in subsequent quarters. Days sales outstanding (“DSO”) from continuing operations represent accounts receivable and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve months daily revenue. We provide DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of our ability to collect on receivables in a timely manner. DSO was 93 days and 88 days at September 30, 2022 and 2021, respectively. DSO at December 31, 2021 was 71 days.
The following table presents selected cash flow information. For additional details, refer to the accompanying Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended September 30,
	2022	2021
	(Amounts in thousands)
Net cash provided by operating activities	$60,059	$80,946
Net cash used in investing activities	(95,550)	(70,728)
Net cash provided by financing activities	6,025	1,678
Net (decrease) increase in cash, cash equivalents and restricted cash	$(29,466)	$11,896

Operating Activities - Cash provided by operating activities was $60.1 million during the nine months ended September 30, 2022 and primarily due to net income of $116.9 million and certain non-cash items, such as depreciation and amortization expense of $24.7 million, deferred income tax of $5.7 million, and stock-based compensation expense of $12.0 million. The cash inflow was offset by working capital use of $100.0 million. Cash provided by operating activities was $80.9 million during the nine months ended September 30, 2021 and primarily due to net income of $80.5 million and certain non-cash items, such as depreciation and amortization expense of $19.9 million, deferred income tax of $7.1 million, and stock-based compensation expense of $8.4 million. The cash inflow was offset by working capital use of $30.4 million
Investing Activities - Cash used in investing activities during the nine months ended September 30, 2022 was $95.6 million and consisted primarily of $79.3 million used for business acquisition, $6.0 million in capital expenditures, $8.4 million net activity related to funds held for clients, and $4.7 million in other activities related to working capital payments and notes receivable. The use of cash was offset by $2.9 million cash inflow primarily related to $2.5 million proceeds from the sale of a small book of business as well as receipts of cash payments related to certain prior divestitures. Cash used in investing activities during the nine months ended September 30, 2021 was $70.7 million and consisted primarily of $66.2 million used for business acquisitions, $6.5 million in capital expenditures, and $8.0 million net activity related to funds held for clients. The use of cash was offset by other investing activities, such as proceeds from sales of divested operations of $9.8 million.
The balances in funds held for clients and client fund obligations can fluctuate with the timing of cash receipts and the related cash payments. The nature of these accounts is further described in Note 1, Basis of Presentation and Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Financing Activities - Cash provided by financing activities during the nine months ended September 30, 2022 was $6.0 million and primarily consisted of $115.8 million in net proceeds from the credit facility and $8.0 million proceeds from exercise of stock options, partially offset by $73.3 million in share repurchases, $30.0 million net decrease in client fund obligations, $12.4 million in contingent consideration payments related to prior acquisitions and $2.1 million paid as deferred financing costs related to the 2022 credit facility. Cash used in financing activities during the nine months ended September 30, 2021 was $1.7 million and primarily consisted of $82.2 million in net proceeds from the credit facility, $8.4 million net increase in client fund obligations and $7.1 million proceeds from exercise of stock options, partially offset by $88.0 million in share repurchases and $7.9 million in contingent consideration payments related to prior acquisitions.
CAPITAL RESOURCES
Credit Facility - At September 30, 2022, we had $271.1 million outstanding under the 2022 credit facility as well as $5.7 million outstanding letters of credit. Available funds under the 2022 credit facility, based on the terms of the commitment, were approximately $310.9 million at September 30, 2022. The weighted average interest rate under the credit facility was 2.29% during the nine months ended September 30, 2022, compared to 1.89% for the same period in 2021. The credit facility allows for the allocation of funds for future strategic initiatives, including acquisitions and the repurchase of our common stock, subject to the terms and conditions of the 2022 credit facility.
Debt Covenant Compliance - Under the 2022 credit facility, we are required to meet certain financial covenants with respect to (i) total leverage ratio and (ii) interest charge coverage ratio. We are in compliance with our financial covenants as of September 30, 2022. Our ability to service our debt and to fund future strategic initiatives will depend upon our ability to generate cash in the future. For further discussion regarding our 2022 credit facility and debt, refer to Note 4, Debt and Financing Arrangements, to the accompanying unaudited condensed consolidated financial statements.

Use of Capital - Our first priority for use of capital is to make strategic acquisitions. We also have the financing flexibility and the capacity to actively repurchase shares of our common stock. We believe that repurchasing shares of our common stock can be a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our stockholders. During the nine months ended September 30, 2022, we completed two acquisitions for $79.1 million in cash. We also repurchased 1.8 million shares of our common stock at a total cost of approximately $75.3 million during the nine months ended September 30, 2022. Refer to Note 11, Business Combinations, to the accompanying unaudited condensed consolidated financial statements for further discussion on acquisitions.

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
We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $5.7 million and $3.4 million at September 30, 2022 and December 31, 2021, respectively. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.3 million and $2.3 million at September 30, 2022 and December 31, 2021, respectively.
We have various agreements under which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by us under such indemnification clauses is generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2022, we are not aware of any material obligations arising under indemnification agreements that would require payment.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our floating rate debt under the 2022 credit facility exposes us to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which we could borrow funds under the credit facility. The balance outstanding under our credit facility at September 30, 2022 was $271.1 million, of which $156.1 million is subject to rate risk. If market rates were to increase or decrease 100 basis points from the levels at September 30, 2022, interest expense would increase or decrease approximately $1.6 million annually.
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
At September 30, 2022, we had four interest rate swaps with notional values, fixed rates of interest and expiration dates of (i) $15.0 million – 2.571% - June, 2023, (ii) $50.0 million – 0.834% - April, 2025, (iii) $30.0 million – 1.186% - December, 2026, and (iv) $20.0 million - 2.45% - August, 2027, respectively. Management will continue to evaluate the potential use of interest rate swaps as we deem appropriate under certain operating and market conditions. We do not enter into derivative instruments for trading or speculative purposes.
In connection with the services provided by our payroll operations, funds collected from our clients’ accounts in advance are segregated and may be invested in short-term investments, such as corporate and municipal bonds. In accordance with our investment policy, all investments carry an investment grade rating at the time of the initial acquisition, and are classified as available-for-sale securities. At each respective balance sheet date, these investments are adjusted to fair value with fair value adjustments being recorded to other comprehensive income or loss and reflected in the accompanying Condensed Consolidated Statements of Comprehensive Income for the respective period. If an investment is deemed to be other-than-temporarily impaired due to credit loss, then the adjustment is recorded to "Other (expense) income, net" in the accompanying Condensed Consolidated Statements of Comprehensive Income. Refer to Note 6, Financial Instruments, and Note 7, Fair Value Measurements, to the accompanying unaudited condensed consolidated financial statements for further discussion regarding these investments and the related fair value assessments.
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
(b) Internal Control over Financial Reporting
On January 1, 2022, we completed the Marks Paneth acquisition. We are in the process of integrating Marks Paneth into our system of internal control over financial reporting. Except for the Marks Paneth acquisition, there have been no changes to our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent sales of unregistered securities
During the nine months ended September 30, 2022, approximately 45 thousand shares of our common stock were issued as payment for contingent consideration for previous acquisitions. The foregoing shares were issued in transactions not involving a public offering in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act. The persons to whom the shares were issued had access to full information about the Company and represented that they acquired the shares for their own account and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold, or otherwise transferred without having first been registered under the Securities Act or pursuant to an exemption from the Securities Act.

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
Shares repurchased under the Share Repurchase Program during the three months ended September 30, 2022 (reported on a trade-date basis) are summarized in the table below (amounts in thousands, except per share data). Average price paid per share includes fees and commissions.

	Issuer Purchases of Equity Securities
Third Quarter Purchases	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
July 1 – July 31, 2022	201	$40.93	201	4,040
August 1 – August 31, 2022	202	$45.57	202	3,838
September 1 – September 30, 2022	341	$43.96	341	3,497
Third quarter purchases	744	$43.58	744

According to the terms of our 2022 credit facility, our ability to declare or make any dividend payments is limited. Refer to Note 4, Debt and Financing Arrangements, to the condensed consolidated financial statements for a description of working capital restrictions and limitations on the payment of dividends.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

Item 6. Exhibits

10.1	Amendment to Loan Agreement by and among CBIZ Benefit and Insurance, Inc. and The Huntington National Bank.

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments)
*    Indicates documents filed herewith.
**    Indicates document furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBIZ, Inc.
(Registrant)

Date:	October 28, 2022	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer