Form 10-K
period 2022-12-31
CBIZ, Inc.
filed 2023-02-24
CIK 944148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________
FORM 10-K
________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued the audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the last sales price of such common stock as of the closing of trading on June 30, 2022, was approximately $2.00 billion.
The number of outstanding shares of the registrant’s common stock is 50,380,328 as of February 17, 2023.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2023 Annual Meeting of Stockholders.

CBIZ, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

PART I
ITEM 1. BUSINESS
Overview
CBIZ, Inc. is a leading national provider of financial, insurance and advisory services designed to help our clients and their businesses grow and succeed. Founded on the simple idea that growing businesses of all sizes wanted and needed access to best in class professional services with a personalized, local approach, CBIZ is now one of the largest accounting, insurance brokerage, financial and advisory services providers in the country. Over 27 years, CBIZ has grown to a team of more than 6,500 professionals working through more than 120 offices located in 33 states and the District of Columbia. Shares of our common stock are traded on the New York Stock Exchange (“NYSE”) under the symbol “CBZ.”
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
Government Healthcare Consulting

Financial Services
Financial Services is comprised of core accounting services including traditional accounting, tax compliance, advisory, and specialty services, like transaction and risk advisory services, litigation support, valuation, and federal and state government health care compliance and consulting. The leader of each service line reports to the President of Financial Services.
Restrictions imposed by independence requirements and state accountancy laws and regulations preclude us from rendering audit and attest services (other than internal audit services). As such, we maintain joint-referral relationships and administrative service agreements (“ASAs”) with independent licensed Certified Public Accounting (“CPA”) firms (the “CPA firms”) under which audit and attest services may be provided to our clients by such CPA firms. At December 31, 2022, we maintained ASAs with four CPA firms. Most of the members and/or stockholders of those CPA firms are also our team members, and we render services to the CPA firms as an independent contractor. One of our ASAs is with Mayer Hoffman McCann, P.C. (“Mayer Hoffman”), an independent national CPA firm headquartered in Kansas City, Missouri. Mayer Hoffman has 201 stockholders. Mayer Hoffman maintains a nine member Board of Directors. There are no board members of Mayer Hoffman who hold senior officer positions at CBIZ. Our association with Mayer Hoffman offers clients access to the multi-state resources and expertise of a national CPA firm. We also have an ASA with Myers and Stauffer LC (“MSLC”), an independent national governmental health care consulting firm headquartered in Kansas City, Missouri. MSLC has fourteen equity members, all of whom are also our team members. MSLC maintains a five-member executive committee, none of whom hold senior officer positions at CBIZ. Although the ASAs do not constitute control, we are one of the beneficiaries of the agreements and may bear certain economic risks. As such, the CPA firms with which we maintain ASAs qualify as variable interest entities.
The ASAs have terms ranging up to 22 years, are renewable upon agreement by both parties, and have certain rights of extension and termination. Under these ASAs, we provide a range of services to the CPA firms, including (but not limited to): administrative functions such as office management, bookkeeping and accounting; preparing marketing and promotional materials; providing office space, computer equipment, systems support and administrative and professional staff. Services are performed in exchange for a fee. Fees earned by us under the ASAs are recorded as revenue in the accompanying Consolidated Statements of Comprehensive Income and totaled approximately $235.4 million, $174.8 million and $159.4 million for the years ended December 31, 2022, 2021 and 2020, respectively, a majority of which is related to services rendered to privately-held clients and governmental agencies. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to us is typically reduced on a proportional basis. Refer to Note 1, Basis of Presentation and Significant Accounting Policies, to the accompanying consolidated financial statements for further discussion.
Benefits and Insurance Services
Benefits and Insurance Services provides brokerage and consulting expertise for group health benefits and property and casualty insurance in addition to retirement plan advisory and investment services, payroll, human capital management, and other related services. The leader for each service line reports to the President of Benefits and Insurance Services.
The Benefits and Insurance Services practice group maintains relationships with many different insurance carriers. We do not assume underwriting risk. Some of these carriers have compensation arrangements with us whereby some portion of payments due to the Company may be contingent upon meeting certain performance goals, or upon our providing client services that would otherwise be provided by the carriers. These compensation arrangements are provided to us as a result of our performance and expertise, and may result in enhancing our ability to access certain insurance markets and services on behalf of our clients. The aggregate compensation related to these arrangements received during the years ended December 31, 2022, 2021 and 2020 was less than 2% of consolidated CBIZ revenue for the respective periods.
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
Revenue
Revenue by practice group for the years ended December 31, 2022, 2021 and 2020 is provided in the table below (in thousands) along with a discussion of certain external relationships and regulatory factors that currently impact those segments.

	Year End December 31,
	2022		2021		2020
Financial Services	$1,010,068	71.5%	$734,026	66.4%	$629,778	65.3%
Benefits and Insurance Services	358,007	25.4%	332,323	30.1%	297,758	30.9%
National Practices	43,904	3.1%	38,576	3.5%	36,361	3.8%
Total CBIZ revenue	$1,411,979	100.0%	$1,104,925	100.0%	$963,897	100.0%
Our revenue growth model includes three components: internal organic growth, cross-serving additional services to our existing clients, and strategic acquisitions.
•We capitalize on organic growth opportunities by creating value for our clients to help them achieve their goals, take advantage of their greatest opportunities or address their biggest challenges. We focus on building long-term relationships with our clients. We do this by offering our clients a personalized service experience that is backed by national resources. This approach enables our clients to access a breadth of services and depth of expertise typically not available through smaller, regional professional services providers but with a more tailored client experience than what is delivered by many national firms. Our ability to coordinate services and offer more comprehensive solutions enables us to provide additional value to our clients.
•Cross-serving provides us with the opportunity to offer and deliver multiple services to our existing clients. Cross-serving opportunities are identified by our professionals and then through internal coordination, we can offer a more comprehensive solution that may engage different business service lines. Being our clients’ preferred partner allows us the opportunity to respond to our clients’ needs with diverse and integrated services and solutions.
•From the time of our founding, we have pursued growth through strategic acquisitions. We pursue acquisitions to enter attractive geographic markets, strengthen our presence in an existing market, add services or deepen our expertise for our existing offerings, expand into higher growth industries and services niches and access top talent. Using clear criteria, we seek to identify, cultivate and pursue acquisitions of the most highly regarded, best in class financial, insurance, and advisory firms that demonstrate a desire for a greater national platform and enhanced client service capabilities, possess strong leadership, positive market reputation, cultural fit, commitment to exceptional client service, and a client base with cross-serving potential. In 2022, we completed two business acquisitions. From time to time, we divest, through sale or closure, business operations that do not contribute to our long-term objectives for growth or are not critical to our service offerings or markets. In 2022, we sold a small book of business in the Benefits and Insurance Services practice group. For further discussion regarding acquisitions and divestitures, refer to Note 18, Business Combinations, to the accompanying consolidated financial statements.
Clients
We provide multi-disciplinary and comprehensive solutions and professional services to over 100,000 clients across 25 industries. Our client base is made up of approximately 60,000 business clients and 40,000 individual clients. Our business client base is geographically dispersed across the country and includes small, middle market, and large businesses and organizations ranging from less than 10 to more than 10,000 employees. Our largest client comprised approximately 2.4% of our consolidated revenue in 2022 and is included in the National Practices group. Management believes that the diversity of our client base helps insulate us from a downturn in a particular industry or geographic market. Nevertheless, economic conditions among select clients and groups of clients may have an impact on the demand for the services that we provide.
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
As of December 31, 2022, we are in compliance with all governmental and professional organizations regulations relevant to the services we provide.

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
Seasonality
Core financial services (traditional tax and accounting services) are impacted by seasonality given the nature of tax season due to a heavier volume of activity during the first four months of the year. Seasonality is most evident in the quarterly earnings per share ("EPS") as most of the annual EPS is earned during the first half of the year. Like most professional service companies, a large portion of our operating costs are relatively fixed in the short term, which generally results in higher operating margins in the first half of the year.
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
We believe that our strong client relationships, breadth of professional service offerings, and depth of expertise, as well as our ability to provide national expertise on a local level give us a competitive advantage.
Human Capital
At CBIZ, our value proposition to our clients is the breadth of our services and the depth of our expertise, including our unique ability to provide multi-disciplinary, coordinated solutions that respond to the complexity and uncertainty of today’s business environment. CBIZ brings value because of the talent, expertise and commitment of the over 6,500 professionals that make up our team nationwide.
We are diligent in our efforts to attract, retain and develop talent. Recruitment is managed at the national level and supported by national and local resources based on a process that consistently and fairly utilizes best practices and various recruiting tools to source top talent. CBIZ recruiters cultivate relationships to establish strong networks of candidates, and are full life-cycle recruiters who stay with their candidates from first contact through their first 60 days as a CBIZ team member. Our recruitment team sources candidates through proactive research across multiple channels including professional associations, career websites, community organizations and social media networks, as well as schools, universities and institutions with a special emphasis on those entities that attract a diverse population.
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
CBIZ is proud of its efforts to be a learning organization that provides opportunities for education, technical training, professional development, leadership development, coaching, and mentoring at every step in a team member's career. These opportunities are offered through in-person, virtual and on-demand programs. Most recently, CBIZ expanded our mentoring program to provide opportunities to team members.
At the foundation of our culture and approach to employee experience and engagement is our core values. We recognize that our uncompromising commitment to our values starting with ‘we do the right thing’ is important to our team. CBIZ views our commitment to advancing diversity and inclusion as an extension of our core values. At CBIZ, diversity and inclusion are a business imperative as we strive to become an employer of choice for attracting, retaining and developing diverse talent.
CBIZ has been honored with numerous workplace awards based on feedback gathered directly from our team members. In 2022, CBIZ was awarded 84 workplace awards. A sample of the awards won include:
•2022 America’s Best Midsize Employers by Forbes – This is the fifth time we have received this award. 50,000 Americans working for businesses with at least 1,000 employees were surveyed to rate, on a scale of zero to 10, how likely they would be to recommend their employer to others. They were also asked to nominate organizations in industries outside their own.
•2022 Top Workplaces USA by Energage – This award celebrates nationally recognized companies that make the world a better place to work together by prioritizing a people-centered culture and giving employees a voice. This award is based entirely on feedback from our team members.
•Vault Accounting 50 – CBIZ ranked in the Top 10 based on survey results and feedback from those who are CPAs in Financial Services.
•Best Places to Work in Insurance – We were selected and honored for the eighth consecutive year as a “Best Places to Work in Insurance” by Business Insurance magazine based on our commitment to attracting, developing and retaining great talent through employee benefits and other programs. We were recognized for this award based on core focus areas such as leadership and planning, corporate culture, communications, work environment and overall engagement.
•2022 Best and Brightest Companies in the Nation Top 101 – For the seventh year in a row, we were honored as a “Best and Brightest Company” by National Association of Business Resources ("NABR") based on our commitment to human resource practices and employee enrichment.
•2022 Best and Brightness in Wellness – We were honored by NABR, for the sixth consecutive time, as an organization that promotes a culture of wellness.
•2022 Top Workplaces Culture Excellence Awards for Appreciation, Clue-in Leaders, Employee Value Proposition, Employee Wellbeing, Empowering Employees, Formal Training, Professional Development, Work-Life Flexibility by Energage – These second-time awards recognize outstanding organizations across business-relevant culture categories.

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

Our goodwill and other intangible assets could become impaired, which could lead to material non-cash charges against earnings and a material impact on our results of operations and statement of financial position. At December 31, 2022, the net carrying value of our goodwill and other intangible assets totaled $819.9 million and $131.8 million, respectively. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other, we assess these assets, including client lists, to determine if there is any indication of impairment. Significant negative industry or economic trends, disruptions to our business, adverse changes resulting from new governmental regulations, divestitures and sustained market capitalization declines may result in recognition of impairments. Any impairment of goodwill or intangible assets would result in a non-cash charge against current earnings, which could lead to a material impact on our results of operations and statements of financial position.
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
Given our levels of share-based compensation, our tax rate may vary significantly depending on our stock price. We apply FASB ASC 718, Compensation - Stock Compensation under which the tax effects of the accounting for share-based compensation may significantly impact our effective tax rate from period to period. In periods in which our stock price is higher than the grant date fair value of the share-based compensation vesting or exercises in that period, we will recognize excess tax benefits that will decrease our effective tax rate. In future periods in which our stock price is lower than the grant price of the share-based compensation vesting in that period, our effective tax rate may increase. The amount and value of share-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of share-based compensation on our effective tax rate. These tax effects are dependent on our stock price and exercise activity, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.
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
Climate change legislation or regulations restricting emissions of Greenhouse Gases could result in increased operating costs. In 2009, the Environmental Protection Agency ("EPA") published its findings that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”), present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth's atmosphere and other climate changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA has adopted two sets of regulations under the existing Clean Air Act that would require a reduction in emissions of GHGs from motor vehicles and could trigger permit review for GHG emissions from certain stationary sources. In addition, both houses of Congress have actively considered legislation to reduce emissions of GHGs, and almost one-half of the states have taken legal measures to reduce emissions of GHGs primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. The adoption and implementation of any regulations imposing GHG reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to monitor and to reduce emissions of GHGs associated with our operations.
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
We may not be able to acquire and finance additional businesses which may limit our ability to pursue our business strategy. We acquired two businesses during 2022, and maintain a robust pipeline of potential businesses for acquisition. Strategic acquisitions are part of our growth strategy, and it is our intention to selectively acquire businesses or client lists that are complementary to existing service offerings in our target markets and/or new and attractive markets. However, we cannot be certain that we will be able to continue identifying appropriate acquisition candidates and acquire them on satisfactory terms, and we cannot be assured that such acquisitions, even if completed, will perform as expected or will contribute significant synergies, revenues or profits. In addition, we may also face increased competition for acquisition opportunities, which may inhibit our ability to complete transactions on terms that are favorable to us. As discussed above, there are certain provisions under the 2022 credit facility that may limit our ability to acquire additional businesses. In the event that we are not in compliance with certain covenants as specified in the 2022 credit facility, we could be restricted from making acquisitions, restricted from borrowing funds from the 2022 credit facility for other uses, or required to pay down the outstanding balance on the line of credit. However, management believes that funds available under the credit facility, along with cash generated from operations, will be sufficient to meet our liquidity needs, including planned acquisition activity in the foreseeable future. To the extent we are unable to find suitable acquisition candidates, an important component of our growth strategy may not be realized.
We require a significant amount of cash for interest payments on our debt and to expand our business as planned. At December 31, 2022, our debt consisted primarily of $265.7 million in principal amount outstanding under our $600 million unsecured credit facility (the “2022 credit facility” or the “credit facility”). Our debt requires us to dedicate a portion of our cash flow from operations to pay interest on our indebtedness, thereby reducing the funds available to use for acquisitions, capital expenditures and general corporate purposes. Our ability to make interest payments on our debt, and to fund acquisitions, will depend upon our ability to generate cash in the future. Insufficient cash flow could place us at risk of default under our debt agreements or could prevent us from expanding our business as planned. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under the 2022 credit facility in an amount sufficient to enable us to fund our other liquidity needs. Volatility in interest rates from monetary policy or economic conditions could increase expenses, cause uncertainty and impact our ability to pay interest on our indebtedness. Refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for further information regarding interest rate risk.
Terms of the 2022 credit facility may adversely affect our ability to run our business and/or reduce stockholder returns. The terms of the 2022 credit facility, as well as the guarantees of our subsidiaries, could impair our ability to operate our business effectively and may limit our ability to take advantage of business opportunities. For example, the 2022 credit facility may (i) restrict our ability to repurchase or redeem our capital stock or debt, or merge or consolidate with another entity; (ii) limit our ability to borrow additional funds or to obtain other financing in the future for working capital, capital expenditures, acquisitions, investments and general corporate purposes; (iii) limit our ability to dispose of our assets, to create liens on our assets, to extend credit or to issue dividends to our stockholders; and (iv) make us more vulnerable to economic downturns and reduce our flexibility in responding to changing business and economic conditions.
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
The future issuance of additional shares could adversely affect the price of our common stock. Future sales or issuances of common stock, including those related to the uses described below, or the perception that sales could occur, could adversely affect the market price of our common stock and dilute the percentage ownership held by our stockholders. We have authorized 250.0 million shares of common stock, and have approximately 50.1 million shares of common stock outstanding at January 31, 2023. A substantial number of these shares have been issued in connection with acquisitions. As part of many acquisition transactions, shares are contractually restricted from sale for a one-year period, and as of January 31, 2023, approximately 12 thousand shares of our common stock were under lock-up contractual restrictions that expire by December 31, 2023. We cannot be sure when sales by holders of our stock will occur, how many shares will be sold or the effect that sales may have on the market price of our common stock.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
Our corporate headquarters are located at 6801 Brecksville Road, Door N, Independence, Ohio 44131, in leased premises. We lease more than 120 offices in 33 states and the District of Columbia and believe that our current facilities are sufficient for our current needs.
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
Holders of Record - The number of holders of our common stock based on record ownership as of December 31, 2022 was approximately 2,287.
Dividends - Historically, we have not paid cash dividends on our common stock. Refer to Note 9, Debt and Financing Arrangements, to the accompanying consolidated financial statements for information relating to restrictions on declaring or making dividend payments under our 2022 credit facility.
Recent Sales of Unregistered Securities - During the year ended December 31, 2022, we issued approximately 107 thousand shares of our common stock as payment for contingent consideration for current year and previous acquisitions. The above referenced shares were issued in transactions not involving a public offering in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act. The persons to whom the shares were issued had access to full information about the Company and represented that they acquired the shares for their own account and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold, or otherwise transferred without having first been registered under the Securities Act or pursuant to an exemption from the Securities Act.
Issuer Purchases of Equity Securities - Shares repurchased during the three months ended December 31, 2022 (reported on a trade-date basis) are summarized in the table below (in thousands, except per share data). Average price paid per share includes fees and commissions.

	Issuer Purchases of Equity Securities
Fourth Quarter Purchases	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
October 1 – October 31, 2022	451	$45.91	451	3,046
November 1 – November 30, 2022	434	$48.40	434	2,612
December 1 – December 31, 2022	265	$49.31	265	2,347
	1,150	$47.63	1,150
Refer to Note 13, Common Stock, to the accompanying consolidated financial statements for future discussion on the Share Repurchase Program.
Performance Graph - The graph below matches the cumulative five-year total return of holders of CBIZ, Inc.’s common stock with the cumulative total returns of the S&P 500 index, the Russell 2000 index and a customized peer group of five companies that includes: Brown & Brown, Inc., H & R Block, Inc., Paychex, Inc., Resources Connection, Inc. and Willis Towers Watson Plc. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2017 and tracks it through December 31, 2022.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among CBIZ, Inc., the S&P 500 Index, the Russell 2000 Index, and a Peer Group

$303.24
189.00
156.89
122.41
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
2017
2018
2019
2020
2021
2022
Period Ending
CBIZ, Inc.
S&P 500
Russell 2000
Peer Group

*$100 invested on December 31, 2017 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2023 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2023 Russell Investment Group. All rights reserved.

	2017	2018	2019	2020	2021	2022
CBIZ, Inc.	$100.00	$127.51	$174.50	$172.23	$253.20	$303.24
S&P 500	100.00	95.62	125.72	148.85	191.58	156.89
Russell 2000	100.00	88.99	111.70	134.00	153.85	122.41
Peer Group	100.00	101.41	134.23	146.25	201.24	189.00
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to, and should be read in conjunction with, our consolidated financial statements included elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management’s expectations. Please see the sections of this report entitled “Forward-Looking Statements” and “Risk Factors.” This section generally discusses the results of operations for fiscal year 2022 compared to fiscal year 2021. For discussion related to the results of operations and changes in financial conditions for fiscal year 2021 compared to fiscal year 2020 refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2021 as filed SEC on February 25, 2022.
EXECUTIVE SUMMARY
Financial Year in Review - Revenue of $1,412.0 million in 2022 grew $307.1 million, or 27.8%, from revenue of $1,104.9 million in 2021. Same-unit revenue increased by $119.9 million, or 10.9%, while acquisitions, net of divestitures, contributed $187.2 million to revenue, or 16.9%. A detailed discussion of revenue by practice group is included under “Operating Practice Groups.” Income from continuing operations in 2022 increased $34.5 million, or 48.7%, to $105.4 million from $70.9 million in 2021. Refer to “Results of Operations - Continuing Operations” for a detailed discussion of the components of income from continuing operations. Earnings per diluted share from continuing operations were $2.01 in 2022, compared to $1.32 in 2021, with a fully diluted weighted average share count of 52.4 million shares in 2022, compared to 53.7 million shares in 2021.
Strategic Use of Capital - Our first priority for the use of capital is to make strategic acquisitions. We completed the following two acquisitions in 2022:
◦Effective January 1, 2022, we acquired all of the non-attest assets of Marks Paneth LLP ("Marks Paneth"). Marks Paneth, based in New York City, is a provider of a full range of accounting, tax and consulting services to a wide range of industries. Marks Paneth is included as a component of our Financial Services practice group. Mayer Hoffman, with whom we maintain an ASA, acquired the attest assets from Marks Paneth in a separate transaction. Operating results are reported in the Financial Services practice group.
◦Effective July 1, 2022, we acquired substantially all the assets of Stinnett & Associates, LLC ("Stinnett"). Stinnett, located in Tulsa, Oklahoma, is a professional advisory firm and certified Women's Business Enterprise providing internal audit, Sarbanes-Oxley compliance, cybersecurity reviews, business continuity and disaster recovery, and fraud investigations to businesses of all sizes including Fortune 1000 organizations in a variety of industries. Operating results are reported in the Financial Services practice group.

Refer to Note 18, Business Combinations, to the accompanying consolidated financial statements for further discussion on acquisitions.
We also have the financing flexibility and the capacity to actively repurchase shares of our common stock. We believe that repurchasing shares of our common stock is a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our shareholders. On February 7, 2023, the CBIZ Board of Directors authorized the purchase of up to 5.0 million shares of our common stock under our Share Repurchase Program (the “Share Repurchase Program”), which may be suspended or discontinued at any time and expires on March 31, 2024. The shares may be purchased (i) in the open market, (ii) in privately negotiated transactions, or (iii) under Rule 10b5-1 trading plans, which may include purchases from our employees, officers and directors, in accordance with SEC rules.  CBIZ management will determine the timing and amount of the transaction based on its evaluation of market conditions and other factors.
Pursuant to previously authorized share repurchase programs, we repurchased 2.8 million shares of our common stock in the open market at a total cost of approximately $122.8 million in 2022 and 3.0 million shares at a total cost of approximately $96.4 million in 2021. Refer to Note 13, Common Stock, to the accompanying consolidated financial statements for further discussion on the Share Repurchase Program.
Recent Accomplishments and Other Events
Workplace Awards - In 2022, we were honored and recognized for 84 various national and local market awards. A sample of the awards won include:

•2022 America’s Best Midsize Employers by Forbes – This was the fifth time we have received this award. 50,000 Americans working for businesses with at least 1,000 employees were surveyed to rate, on a scale of zero to 10, how likely they would be to recommend their employer to others. They were also asked to nominate organizations in industries outside their own.
•2022 Top Workplaces USA by Energage – This award celebrates nationally recognized companies that make the world a better place to work together by prioritizing a people-centered culture and giving employees a voice. This award is based entirely on feedback from our team members.
•Vault Accounting 50 – CBIZ ranked in the Top 10 based on survey results and feedback from those who are CPAs in Financial Services.
•Best Places to Work in Insurance – We were selected and honored for the eighth consecutive year as a “Best Places to Work in Insurance” by Business Insurance magazine based on our commitment to attracting, developing and retaining great talent through employee benefits and other programs. We were recognized for this award based on core focus areas such as leadership and planning, corporate culture, communications, work environment and overall engagement.
•2022 Best and Brightest Companies in the Nation Top 101 – For the seventh year in a row, we were honored as a “Best and Brightest Company” by NABR based on our commitment to human resource practices and employee enrichment.
•2022 Best and Brightness in Wellness – We were honored by NABR, for the sixth consecutive time, as an organization that promotes a culture of wellness.
•2022 Top Workplaces Culture Excellence Awards for Appreciation, Clue-in Leaders, Employee Value Proposition, Employee Wellbeing, Empowering Employees, Formal Training, Professional Development, Work-Life Flexibility by Energage – These second-time awards recognize outstanding organizations across business-relevant culture categories.
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
Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on July 1, 2021, revenue for the period January 1, 2022 through June 30, 2022 would be reported as revenue from acquired businesses whereas revenue for the periods from July 1 through December 31 of both years would be reported as same-unit revenue. Divested operations represent operations that did not meet the criteria for treatment as discontinued operations. Those businesses that have met the requirements to be treated as a discontinued operation are eliminated from continuing operations for all periods presented below.
Revenue
The following table summarizes total revenue for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	Percent	2021	Percent
	(Amounts in thousands, except percentages)
Financial Services	$1,010,068	71.5%	$734,026	66.4%
Benefits and Insurance Services	358,007	25.4%	332,323	30.1%
National Practices	43,904	3.1%	38,576	3.5%
Total CBIZ revenue	$1,411,979	100.0%	$1,104,925	100.0%
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
Income and expenses related to the deferred compensation plan for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(Amounts in thousands)
Operating (income) expenses	$(17,252)	$17,317
Corporate general and administrative (income) expenses	$(2,393)	$2,168
Other (expense) income, net	$(19,645)	$19,485
Excluding the impact of the above-mentioned income and expenses related to the deferred compensation plan, the operating results for the years ended December 31, 2022 and 2021:

	Year Ended December 31,				Year Ended December 31,
	2022				2021
	(Amounts in thousands, except percentages)
	As Reported	NQDCP	Adjusted	% of Revenue	As Reported	NQDCP	Adjusted	% of Revenue
Gross margin	$223,367	$(17,252)	$206,115	14.6%	$159,290	$17,317	$176,607	16.0%
Operating income	168,344	(19,645)	148,699	10.5%	72,672	19,485	92,157	8.3%
Other (expense) income, net	(19,225)	19,645	420	—%	18,241	(19,485)	(1,244)	(0.1)%
Income from continuing operations before income tax expense	141,493	—	141,493	10.0%	93,040	—	93,040	8.4%
Operating Expenses
The following table presents our operating expenses for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(Amounts in thousands, except percentages)
Operating expenses	$1,188,612	$945,635
Operating expenses % of revenue	84.2%	85.6%
Operating expenses excluding deferred compensation	$1,205,864	$928,318
Operating expenses excluding deferred compensation % of revenue	85.4%	84.0%
Our operating expenses increased by $243.0 million. Operating expense as a percentage of revenue improved to 84.2% of revenue in 2022 as compared to 85.6% of revenue for the prior year. The non-qualified deferred compensation plan decreased operating expenses by $17.3 million in 2022, but increased operating expense by $17.3 million in 2021. Excluding the impact of the non-qualified deferred compensation plan, which was recorded in "Corporate and Other" for segment reporting purposes, operating expenses would have been $1,205.9 million, or 85.4% of revenue, in 2022 compared to $928.3 million, or 84.0% of revenue, in 2021.
The majority of our operating expenses relate to personnel costs, which includes (i) salaries and benefits, (ii) commissions paid to producers (iii) incentive compensation and (iv) share-based compensation. Excluding the impact of non-qualified deferred compensation plan, which was recorded in "Corporate and Other" for segment reporting purposes, operating expense increased by approximately $277.5 million in 2022 as compared to 2021.

Operating expense for the year ended December 31, 2022 included approximately $9.2 million non-recurring integration and retention costs related to the Marks Paneth acquisition. The increase in operating costs was driven by $224.9 million higher personnel cost (of which acquisitions contributed approximately $139.5 million), $12.2 million higher travel and entertainment costs, $12.1 million higher facility costs, $9.3 million higher computer and technology related costs, $5.6 million higher depreciation and amortization expense, $4.9 million higher professional fees, as well as $2.0 million higher marketing expense. Other discretionary spending increased by approximately $6.5 million to support the growth in business activities. Personnel costs and other operating expenses are discussed in further detail under “Operating Practice Groups.”
Corporate General & Administrative Expenses
The following table presents our Corporate General & Administrative (“G&A”) expenses for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(Amounts in thousands, except percentages)
G&A expenses	$55,023	$56,150
G&A expenses % of revenue	3.9%	5.1%
G&A expenses excluding deferred compensation	$57,416	$53,982
G&A expenses excluding deferred compensation % of revenue	4.1%	4.9%
Our G&A expenses decreased by approximately $1.1 million, or 2.0%, in 2022 compared to 2021, and decreased to 3.9% of revenue from 5.1% of revenue for the prior year. The non-qualified deferred compensation plan decreased G&A expenses by $2.4 million in 2022, and increased G&A expenses by $2.2 million in 2021. Excluding the impact of the deferred compensation plan, which was recorded in "Corporate and Other" for segment reporting purposes, G&A expenses would have been $57.4 million, or 4.1% of revenue, in 2022 compared to $54.0 million, or 4.9% of revenue, in 2021. Excluding the impact of the non-qualified deferred compensation plan, which was recorded in "Corporate and Other" for segment purposes, G&A expense increased by $3.4 million in 2022 as compared to prior year, attributable to $3.0 million higher personnel costs, a $1.3 million non-recurring transaction and integration costs related to the Marks Paneth acquisition, $0.8 million higher travel and entertainment costs, $0.5 million higher marketing expense, offset by $2.2 million lower legal costs as compared to 2021.
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
Other (Expense) Income, net
The following table presents our Other (expense) income, net for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(Amounts in thousands)
Interest expense	$(8,039)	$(3,868)
Gain on sale of operations, net	413	5,995
Other (expense) income, net (1)	(19,225)	18,241
Total other (expense) income, net	$(26,851)	$20,368
(1)Other (expense) income, net includes a net loss of $19.6 million in 2022 and a net gain of $19.5 million in 2021, associated with the value of investments held in a rabbi trust related to the deferred compensation plan, which was recorded in "Corporate and Other" for segment reporting purposes. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan are offset by a corresponding increase or decrease to compensation expense, which is recorded as “Operating expenses” and “G&A expenses” in the accompanying Consolidated Statements of Comprehensive Income. The deferred compensation plan has no impact on “Income from continuing operations before income tax expense” or diluted earnings per share from continuing operations.

Interest Expense - Our primary financing arrangement is the 2022 credit facility. Interest expense was $8.0 million in 2022, compared to $3.9 million in 2021. Our average debt balance and weighted average interest rate was $267.0 million and 2.67%, respectively, in 2022, compared to $161.0 million and 1.88%, respectively, in 2021. Our debt is further discussed in Note 9, Debt and Financing Arrangements, to the accompanying consolidated financial statements.
Gain on Sale of Operations, net - During the twelve months ended December 31, 2022, we recorded approximately $0.4 million additional gain related to a previously sold business as additional contingent proceeds were received. During the same period in 2021, we sold a small book of business and a business unit in the Benefit and Insurance practice group during 2021. Total proceeds from the sales were $9.7 million and net gain from such sales were approximately $6.0 million.
Other (Expense) Income, net - The majority of “Other (expense) income, net” consists of net gains and losses associated with the value of the non-qualified deferred compensation plan as discussed above, net adjustments to the fair value of our contingent purchase price liability related to prior acquisitions, as well as gains or losses related to the sale of assets. Other expense of $19.2 million in 2022 included a $19.6 million net loss related to the deferred compensation plan and $2.4 million net increase to the fair value of the contingent purchase price liability, partially offset by a $2.4 million gain related to the sale of a book of business as well as $0.4 million other miscellaneous income. Other income of $18.2 million in 2021 consisted of a net gain of $19.5 million related to the deferred compensation plan, partially offset by $2.4 million net increase to the fair value of the contingent purchase price liability due to $3.1 million net present value adjustment and $0.6 million stock price adjustment.
Income Tax Expense
The following table presents our income tax expense for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(Amounts in thousands, except percentages)
Income tax expense	$36,121	$22,129
Effective tax rate	25.5%	23.8%
The increase in income tax expense from 2021 to 2022 was primarily driven by higher pre-tax income. The increase in the effective tax rate from 2021 to 2022 was primarily due to a higher state effective tax rate and higher non-deductible expenses in 2022 compared to 2021.
GAAP RECONCILIATION
Income from Continuing Operations to Non-GAAP Financial Measure (1)

	Year Ended December 31,
	2022	2021
	(Amounts in thousands)
Income from continuing operations	$105,372	$70,911
Interest expense	8,039	3,868
Income tax expense	36,121	22,129
Gain on sale of operations, net	(413)	(5,995)
Gain on sale of assets, net	(2,391)	—
Legal settlement, net	—	30,468
Transaction costs related to Marks Paneth (2)	1,329	—
Integration and retention costs related to Marks Paneth (2)	9,191	—
Depreciation	11,231	10,781
Amortization	21,664	16,297
Adjusted EBITDA	$190,143	$148,459
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
(2)These costs include, but are not limited to, certain consulting, technology, personnel, as well as other first year operating and general administrative costs that are non-recurring in nature.
Operating Practice Groups
We deliver our integrated services through three practice groups: Financial Services, Benefits and Insurance Services and National Practices. A description of these groups’ operating results and factors affecting their businesses is provided below.
Financial Services

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue
Same-unit	$821,109	$734,026	$87,083	11.9%
Acquired businesses	188,959	—	188,959
Total revenue	1,010,068	734,026	276,042	37.6%
Operating expenses	850,038	608,238	241,800	39.8%
Gross margin / Operating income	$160,030	$125,788	$34,242	27.2%
Total other income (expense), net	682	(26)	$708	N/M
Income from continuing operations before income tax expense	$160,712	$125,762	$34,950	27.8%
Gross margin percentage	15.8%	17.1%
The Financial Services practice group revenue in 2022 grew by 37.6% to $1,010.1 million from $734.0 million in 2021. Same-unit revenue grew by $87.1 million, or 11.9%, across all service lines, driven by a $50.4 million increase from those units that provide traditional accounting and tax-related services, a $20.7 million increase in government healthcare compliance business, as well as a $16.0 million increase from those units that provide project-oriented advisory services. The impact of the acquired businesses, net of divestitures, contributed $189.0 million or 18.7%, of 2022 revenue. We provide a range of services to affiliated CPA firms under ASAs. Fees earned under the ASAs are recorded as revenue in the accompanying Consolidated Statements of Comprehensive Income and were $235.4 million and $174.8 million in 2022 and 2021, respectively.
Operating expenses increased by $241.8 million in 2022 as compared to 2021, primarily as a result of $183.1 million, or 35.6%, in higher personnel costs, of which acquisitions contributed approximately $139.5 million to the increase. Compared to the same period in 2021, facility costs, depreciation and amortization expenses, computer and technology related costs, professional services, recruiting, as well as marketing costs increased by $12.6 million, $6.7 million, $6.3 million, $4.9 million, $2.4 million, and $1.1 million, respectively, primarily due to the Marks Paneth acquisition. In addition, travel and entertainment costs increased by $8.0 million and other discretionary costs increased by approximately $16.7 million to support the business growth as well as the operation activities returning to the pre-pandemic level. Operating expense as a percentage of revenue increased to 84.2% in 2022 from 82.9% in 2021 primarily due to higher depreciation and amortization expenses and other fixed costs as a result of the Marks Paneth acquisition.

Benefits and Insurance Services

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue
Same-unit	$358,007	$330,580	$27,427	8.3%
Divested operation	—	1,743	(1,743)
Total revenue	358,007	332,323	25,684	7.7%
Operating expenses	290,387	271,650	18,737	6.9%
Gross margin / Operating income	$67,620	$60,673	$6,947	11.4%
Total other income, net	$2,386	$7,111	$(4,725)	N/M
Income from continuing operations before income tax expenses	$70,006	$67,784	$2,222	3.3%
Gross margin percentage	18.9%	18.3%
The Benefits and Insurance Services practice group revenue in 2022 grew by 7.7% to $358.0 million from $332.3 million in 2021. Same-unit revenue increased by $27.4 million, or 8.3% in 2022 when compared to the same period in 2021. The increase was across all service lines, particularly driven by $10.4 million increase in employee benefit and retirement benefit services lines, $10.1 million increase in property and casualty services, $2.8 million in payroll related services, as well as $4.5 million increase in other project-based services.
Operating expenses increased by $18.7 million in 2022 as compared to 2021, primarily driven by $16.1 million, or 7.7%, higher personnel costs, such as the timing and amount of annual merit increases, bonus accruals, and investment in new sales producers. Compared to 2021, travel and entertainment costs, computer and technology related costs, marketing and recruiting related costs, as well as direct costs increased by approximately $2.0 million, $0.9 million, $0.8 million, and $0.6 million respectively. In addition, other discretionary operating costs increased by approximately $1.1 million to support the business growth. The increase was offset by approximately $2.8 million decrease in bad debt expense primarily attributed to a $2.1 million direct write-off of certain commission receivables deemed uncollectible in 2021 which did not recur in 2022. Operating expense as a percentage of revenue decreased to 81.1% in 2022 from 81.7% in 2021.
National Practices

	Year Ended December 31,
	2022	2021
	(Amounts in thousands, except percentages)
Revenue
Same-unit	$43,904	$38,576
Operating expenses	39,201	34,494
Gross margin / Operating income	$4,703	$4,082
Total other income, net	$10	$3
Income from continuing operations before income tax expenses	$4,713	$4,085
Gross margin percentage	10.7%	10.6%
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
Corporate and Other
Corporate and Other are operating expenses that are not directly allocated to the individual business units. These expenses primarily consist of certain health care costs, gains or losses attributable to assets held in our non-

qualified deferred compensation plan, stock-based compensation, consolidation and integration charges, certain professional fees, certain advertising costs and other various expenses.

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating expenses	$8,986	$31,253	$(22,267)	(71.2)%
Corporate general and administrative expenses	55,023	56,150	$(1,127)	(2.0)%
Legal settlement, net	—	30,468	$(30,468)	N/M
Operating loss	$(64,009)	$(117,871)	$53,862	(45.7)%
Total other (expense) income, net	(29,929)	13,280	$(43,209)	N/M
Loss from continuing operations before income taxes	$(93,938)	$(104,591)	$10,653	(10.2)%
Total operating expenses decreased by $22.3 million, or 71.2% in 2022 as compared to 2021. The non-qualified deferred compensation plan decreased operating expenses by $17.3 million in 2022, and increased operating expenses by $17.3 million in 2021. Excluding the non-qualified deferred compensation expenses, operating expense increased by approximately $12.3 million, driven by $10.4 million higher personnel costs due to increased healthcare costs and the headcount impact from the Marks Paneth acquisition. In addition, other operating costs, such as facility cost and marketing cost, increased by approximately $1.9 million to support business growth.
Total corporate general and administrative expenses decreased by $1.1 million, or 2.0% in 2022, as compared to 2021. The non-qualified deferred compensation plan increased corporate general and administrative expenses by $2.4 million in 2022, but decreased corporate general and administrative expenses by $2.2 million in 2021. Excluding the impact of the non-qualified deferred compensation plan, corporate general and administrative expenses increased by $3.4 million in 2022 as compared to the prior year, attributable to $3.0 million higher personnel costs, a $1.3 million non-recurring transaction and integration costs related to the Marks Paneth acquisition, $0.8 million higher travel and entertainment costs, $0.5 million higher marketing expense, offset by $2.2 million lower legal costs as compared to 2021.
On June 24, 2021, we reached a settlement agreement with University of Pittsburgh Medical Center pertaining a lawsuit filed in the U.S. District Court for the Western District of Pennsylvania. Under the terms of the settlement agreement, we paid a total settlement amount of $41.5 million and recorded a settlement loss of $30.5 million in 2021.
Total other (expense) income, net increased by $43.2 million to $29.9 million of expense from a net income of $13.3 million in 2021. Total other (expense) income, net includes a net loss of $19.6 million and a net gain of $19.5 million associated with the non-qualified deferred compensation plan in 2022 and 2021, respectively. Excluding the impact of the non-qualified deferred compensation plan, total other income, net would have been an expense of $10.3 million in 2022 and an expense of $6.2 million in 2021, a net increase in expense of approximately $4.1 million. The increase was driven by $4.2 million higher interest expense due to higher average debt balance as well as higher weighted average effective interest rate experienced in 2022 as compared to 2021, offset by $0.1 million decrease in other miscellaneous expenses.
LIQUIDITY AND CAPITAL RESOURCES
The following table is derived from our Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2022	2021
Net cash provided by operating activities	$126,132	$131,154
Net cash used in investing activities	(99,118)	(82,010)
Net cash used in financing activities	(17,343)	(69,005)
We generate strong cash flows from operations and have access to a $600.0 million credit facility, which enables us to fund investments and operating projects that are designed to optimize shareholder return. Cash flows from operations and available capital resources allow us to make strategic acquisitions, repurchase shares of our common stock when accretive to shareholders, meet working capital needs, and service our debt. Generally, we maintain low levels of cash and apply any available cash to pay down our outstanding debt balance. Due to the seasonal nature of the Financial Services practice group’s accounting and tax services in the first four months of the fiscal year, we historically generate much of our cash flows during the last three quarters of the fiscal year.
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
Accounts receivable balances increase in response to the increase in revenue generated by the Financial Services practice group during the first four months of the year. A significant amount of this revenue is billed and collected in subsequent quarters. Days sales outstanding (“DSO”) from continuing operations represent accounts receivable and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve months' daily revenue. DSO was 74 days as of December 31, 2022 and 71 days as of December 31, 2021. We provide DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of our ability to collect on receivables in a timely manner.
Cash Provided by Operating Activities
2022 compared to 2021 - Cash provided by operating activities was $126.1 million during 2022, contributed to net income of $105.4 million and certain non-cash items, such as depreciation and amortization expense of $32.9 million, share-based compensation expense of $14.7 million, deferred income tax of $13.9 million, bad debt expense of $1.2 million, adjustment to the fair value of contingent purchase consideration of $2.4 million, as well as $42.0 million of cash generated from working capital management.
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
The $5.0 million decrease in cash provided by operating activities in 2022 as compared to 2021 was primarily due to a net decrease of $55.3 million in cash generated from working capital of which approximately $44.1 million was attributable to the increase in use of cash to fund accounts receivable as a result of higher revenue, $20.3 million was attributable the change in other assets and other liabilities primarily due to $15.5 million cash used to make deferred FICA taxes payments and payment for other prepaid assets to support business activities, offset by approximately $11.1 million increase in cash generated from operating activities attributable to higher accounts payable to support growing business activities. The $55.3 million decrease in cash generated from operating activities was offset by approximately $50.3 million inflow of cash primarily driven by $34.5 million higher net income as well as $15.8 million cash inflow from non-cash items such as higher depreciation and amortization costs, higher deferred tax expenses, higher stock-based compensation costs, as well as lower gain on sale of operations and assets.
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
2022 - Net cash used in investing activities in 2022 consisted of $79.1 million related to business acquisitions, $8.6 million in capital expenditures, $7.4 million net purchase of client funds, $7.0 million payments of working capital adjustments related to previously completed acquisitions, offset by $3.0 million proceeds received from the sale of a small book of business in the Benefit and Insurance practice group.

2021 - Net cash used in investing activities in 2021 consisted primarily of $66.7 million related to business acquisitions, $12.1 million net purchase of client funds, and $9.0 million in capital expenditures, offset by $9.7 million proceeds from the sale of one book of business in the Benefit and Insurance practice group.
Financing Activities
The majority of our financing activities relate to our 2022 credit facility, share repurchases, net client fund obligation activity, as well as contingent consideration payments for prior acquisitions. Refer to Note 9, Debt and Financing Arrangements, and Note 13, Common Stock, to the accompanying consolidated financial statements for further discussion on our 2022 credit facility and Share Repurchase Program.
2022 - Net cash used in financing activities in 2022 consisted of $129.8 million of share repurchases, $21.2 million of contingent consideration payments for prior acquisitions and $2.1 million paid as deferred financing costs related to the 2022 credit facility, partially offset by a net increase of $15.4 million in client fund obligations, $10.0 million in proceeds from the exercise of stock options and $110.4 million net proceeds from borrowings under our 2022 credit facility.
2021 - Net cash used in financing activities in 2021 consisted of $100.5 million of share repurchases, a net decrease of $8.9 million in client fund obligations, and $14.1 million of contingent consideration payments for prior acquisitions, partially offset by $7.3 million in proceeds from the exercise of stock options and $47.3 million net proceeds from borrowings under our 2018 credit facility.
CAPITAL RESOURCES
The following table presents our capital structure (in thousands):

	December 31,
	2022	2021
Bank debt	$265,700	$155,300
Stockholders' equity	713,452	704,548
Total capital	$979,152	$859,848
Credit Facility - Our primary financing arrangement is the $600.0 million unsecured credit facility, by and among CBIZ Operations, Inc., CBIZ, Inc. and Bank of America, N.A., as administrative agent and bank, and other participating banks, which provides us with the capital necessary to meet our working capital needs as well as the flexibility to continue with our strategic initiatives, including business acquisitions and share repurchases, and matures in 2027. At December 31, 2022, we had $265.7 million outstanding under the credit facility, as well as letters of credit and license bonds totaling $7.3 million. Available funds under the credit facility, based on the terms of the commitment, were approximately $319.9 million at December 31, 2022. The weighted average interest rate under the credit facility was 2.67% in 2022 and 1.88% in 2021. The credit facility allows for the allocation of funds for future strategic initiatives, including acquisitions and the repurchase of our common stock, subject to the terms and conditions of the credit facility.
Debt Covenant Compliance - We are required to meet certain financial covenants with respect to (i) total leverage ratio and (ii) interest coverage ratio. We were in compliance with our covenants as of December 31, 2022. Our ability to service our debt and to fund future strategic initiatives will depend upon our ability to generate cash in the future. For further discussion regarding the 2022 credit facility, refer to Note 9, Debt and Financing Arrangements, to the accompanying consolidated financial statements.
Use of Capital - Our first priority for the use of capital is to make strategic acquisitions. We completed two business acquisitions in 2022. Refer to Note 18, Business Combinations, to the accompanying consolidated financial statements for further discussion on acquisitions. We also have the financing flexibility and the capacity to actively repurchase shares of our common stock in the open market. We believe that repurchasing shares of our common stock is a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our shareholders. We repurchased 2.8 million shares of our common stock in the open market at a total cost of approximately $122.8 million in 2022 and 3.0 million shares at a total cost of approximately $96.4 million in 2021. Refer to Note 13, Common Stock, to the accompanying consolidated financial statements for further discussion on the Share Repurchase Program.

Cash Requirements for 2023 - Cash requirements for 2023 will include acquisitions, interest payments on debt, seasonal working capital requirements, contingent earnout payments for previous acquisitions, share repurchases and capital expenditures. We believe that cash provided by operations, as well as available funds under the 2022 credit facility will be sufficient to meet cash requirements for the next 12 months.
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
We provide letters of credit for insurance needs as well as to landlords (lessors) of our leased premises in lieu of cash security deposits. Letters of credit totaled $5.0 million and $3.4 million at December 31, 2022 and 2021. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.3 million at December 31, 2022 and 2021.
We have various agreements under which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by us under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2022, we were not aware of any obligations arising under indemnification agreements that would require material payments.
Interest Rate Risk Management - We do not purchase or hold any derivative instruments for trading or speculative purposes. We utilize interest rate swaps to manage interest rate risk exposure associated with our floating-rate debt under the credit facility. Under these interest rate swap contracts, we receive cash flows from counterparties at variable rates based on the Secured Overnight Financing Rate (“SOFR”) and pay the counterparties a fixed rate. To mitigate counterparty credit risk, we only enter into contracts with selected major financial institutions with investment grade ratings and continually assess their creditworthiness. There are no credit risk-related contingent features in our interest rate swaps nor do the swaps contain provisions under which we would be required to post collateral.
As of December 31, 2022, the notional value of all of our interest rate swaps was $115.0 million, with maturity dates ranging from June, 2023 to August, 2027. For further details on our interest rate swaps, refer to Note 6, Financial Instruments, to the accompanying consolidated financial statements.
In connection with payroll services provided to clients, we collect funds from our clients’ accounts in advance of paying these client obligations. These funds held for clients are segregated and invested in accordance with our investment policy, which requires that all investments carry an investment grade rating at the time of initial investment. The interest income on these investments mitigates the interest rate risk for the borrowing costs of the 2022 credit facility, as the rates on both the investments and the outstanding borrowings against the credit facility are based on market conditions. Refer to Note 6, Financial Instruments, and Note 9, Debt and Financing Arrangements, to the accompanying consolidated financial statements for further discussion regarding investments and our debt and financing arrangements.

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
Accounts Receivable and Notes Receivable - We determine the net amount expected to be collected on our accounts receivable, both billed and unbilled, and notes receivable, based on a combination of factors, including but not limited to our historical incurred loss experience, credit-worthiness of our clients, the age of the receivable balance, current economic conditions that may affect a client's ability to pay, and current and projected economic trends and conditions at the balance sheet date. Significant management judgments and estimates must be made and used in connection with establishing the allowance for doubtful accounts for each accounting period. Material differences may result if facts and circumstances change in relation to the original estimation.
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
Goodwill and Other Intangible Assets - Goodwill represents the difference between the purchase price of the acquired business and the related fair value of the net assets acquired. A significant portion of our assets in the accompanying Consolidated Balance Sheets is goodwill. At December 31, 2022, the carrying value of goodwill totaled $819.9 million, compared to total assets of $1.9 billion and total shareholders’ equity of $713.5 million. Intangible assets consist of identifiable intangibles other than goodwill. Identifiable intangible assets other than goodwill include client lists and non-compete agreements, which require significant judgments in determining the fair value. We carry client lists and non-compete agreements at cost, less accumulated amortization, in the accompanying Consolidated Balance Sheets.
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
The goodwill impairment test is performed at a reporting unit level. A reporting unit is an operating segment of a business or one level below an operating segment. At December 31, 2022, we had five reporting units. We may use either a qualitative or quantitative approach when testing a reporting unit’s goodwill for impairment. Under the qualitative assessment, we are not required to calculate the fair value of a reporting unit unless we determine that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured. Any such impairment charge would reduce earnings and could be material.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We do not purchase or hold any derivative instruments for trading or speculative purposes. We utilize interest rate swaps to manage interest rate risk exposure associated with our floating-rate debt under the credit facility. Under these interest rate swap contracts, we receive cash flows from counterparties at variable rates based on SOFR and pay the counterparties a fixed rate. To mitigate counterparty credit risk, we only enter into contracts with selected major financial institutions with investment grade ratings and continually assess their creditworthiness. There are no credit risk-related contingent features in our interest rate swaps nor do the swaps contain provisions under which we would be required to post collateral.
The notional value, fixed rate of interest and expiration date of each interest rate swap is (i) $15.0 million – 2.571% – June, 2023, (ii) $50.0 million – 0.834% – April, 2025, (iii) $30.0 million – 1.186% – December, 2026, and (iv) $20.0 million – 2.450% – August, 2027. Refer to Note 6, Financial Instruments, to the accompanying consolidated financial statements for further discussion regarding interest rate swaps.
Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which we could borrow funds under the 2022 credit facility. Our balance outstanding under the 2022 credit facility at December 31, 2022 was $265.7 million, of which $150.7 million is subject to rate risk. If market rates were to increase or decrease 100 basis points from the levels at December 31, 2022, interest expense would increase or decrease approximately $1.5 million annually.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The Financial Statements, together with the notes thereto and the report of KPMG LLP dated February 24, 2023 thereon, and the Supplementary Data required hereunder, are included in this Annual Report as set forth in Item 15(a) hereof and are incorporated herein by reference.
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
Conclusions - Based upon the Controls Evaluation, our CEO and CFO have concluded that as of the end of the period covered by this report, our Disclosure Controls are effective at the reasonable assurance level described above. There were no changes in our Internal Controls that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.
Management’s Report on Internal Control Over Financial Reporting - Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision of management, including our CEO and CFO, we conducted an evaluation of our internal control over financial reporting based on the framework provided in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.
Management has excluded from the scope of its assessment of the effectiveness of internal control over financial reporting as of December 31, 2022, the operations and related assets of Marks Paneth LLP and Stinnett & Associates, LLC, which were acquired on January 1, 2022 and July 1, 2022, respectively. The aggregated total assets and revenue from Marks Paneth LLP and Stinnett & Associates, LLC were $95.4 million and $148.1 million, which represents approximately 5.1% and 10.5% of our respective consolidated total assets and total revenue as of December 31, 2022.
Our independent auditor, KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting which appears in Item 8 of this Annual Report.
ITEM 9B. OTHER INFORMATION.
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information with respect to this item not included below is incorporated by reference from our Definitive Proxy Statement for the 2023 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of CBIZ’s fiscal year.
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

Name	Age	Position(s)
Executive Officers and Directors:
Rick L. Burdick (2)(3)	71	Chairman
Jerome P. Grisko, Jr.	61	President & Chief Executive Officer, Director
Michael H. DeGroote (2)	62	Director
Joseph S. DiMartino (2)(3)	79	Director
Gina D. France (1)(2)	64	Director
Sherrill W. Hudson (1)(3)	79	Director
Todd J. Slotkin (1)(3)	69	Director
A. Haag Sherman (1)	57	Director
Richard T. Marabito (1)	59	Director
Benaree Pratt Wiley (2)(3)	76	Director
Rodney A. Young	67	Director
Ware H. Grove	72	Senior Vice President and Chief Financial Officer
Chris Spurio	57	President, Financial Services
Michael P. Kouzelos	54	President, Benefits and Insurance Services
Other Key Employees:
Michael W. Gleespen	64	Secretary and General Counsel
John A. Fleischer	61	Senior Vice President and Chief Information Officer
Mark M. Waxman	64	Senior Vice President and Chief Marketing Officer

(1)Member of Audit Committee
(2)Member of Nominating & Governance Committee
(3)Member of Compensation & Human Capital Committee
Rick L. Burdick has served as a Director of CBIZ since October 1997, when he was elected as an independent director. On August 11, 2022, Mr. Burdick was appointed by the Board as its independent Chairman of the Board. Previously, in May 2007, Mr. Burdick was elected by the Board as its Lead Director, a non-officer position, and in October 2002, he was elected by the Board as Vice Chairman, a non-officer position. Mr. Burdick was a Partner at the law firm of Akin Gump Strauss Hauer & Feld LLP, and was a Partner in the firm from 1988 until his retirement in 2019. Mr. Burdick serves a non-executive Chairman on the Board of Directors of AutoNation, Inc.
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
Todd J. Slotkin has served as a Director of CBIZ since September 2003, when he was elected as an independent director. Mr. Slotkin is President & COO of KMP Music LLC, a music publishing firm. He was a Senior Advisor at Alvarez & Marsal from 2020 to 2021, and between 2014 and 2020 he served as the Global Business Head of Alvarez & Marsal’s Asset Management Services. Mr. Slotkin is also an independent director of the Apollo Closed End Fund Complex (Apollo Floating Rate Fund, Apollo Tactical Income Fund). In 2011, Mr. Slotkin was appointed the Managing Partner of Newton Pointe LLC, an advisory firm, a position he also held during the period 2007-2008. Mr. Slotkin served on the Board of Martha Stewart Living Omnimedia from 2008 to 2012, and was head of its Audit Committee and Special Committee. Between 2008 and 2010, Mr. Slotkin was a Senior Managing Director of Irving Place Capital. From 2006 to 2007 Mr. Slotkin served as a Managing Director of Natixis Capital Markets. From 1992 to 2006, Mr. Slotkin served as a SVP (1992-1998) and EVP and Chief Financial Officer (1998-2006) of MacAndrews & Forbes Holdings Inc. Additionally, he was the Executive Vice President and Chief Financial Officer of publicly owned M&F Worldwide (1998-2006). Prior to 1992, Mr. Slotkin spent 17 years with Citigroup, ultimately serving as Senior Managing Director and Senior Credit Officer. He was the Global Head of Citigroup’s Leveraged Capital Group. Mr. Slotkin is a co-founder of the Food Allergy Research & Education, Inc., formerly known as the Food Allergy Initiative.

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
Richard T. Marabito has served as a Director of CBIZ since August 2021, when he was appointed as an independent director. Mr. Marabito is Chief Executive Officer of Olympic Steel, a national metals service center headquartered in Cleveland, Ohio that focuses on the direct sale of processed carbon, coated and stainless flat-rolled sheet, coil and plate steel, aluminum, tin plate, and metal-intensive branded products. Mr. Marabito became CEO in 2019 after serving as the Chief Financial Officer. He joined the company in 1994 as Corporate Controller. He is also the Chairman of the Metal Services Center Institute (MSCI) and has also served on the Board of Trustees for the University of Mount Union since 2021. He served on the Board of Directors and as Audit Committee Chairman for Hawk Corporation from 2008 until the company’s sale in November 2010. Mr. Marabito has served on numerous non-profit boards over the course of his career including as Chair of the Northeast Ohio Regional Board for the Make-A-Wish Foundation.
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
Rodney A. Young has served as a Director since February 6, 2023, when he was appointed as an independent director. Mr. Young is the Chief Executive Officer of Delta Dental of Minnesota, one of the nation's largest oral health insurance companies. Mr. Young has held this role since 2012. Prior to joining Delta Dental of Minnesota, Mr. Young was the Chief Executive Officer and President of Angeion Corporation (now MGC Diagnostics Corporation), a public medical technology cardio-pulmonary diagnostic and consumer health management company. Mr. Young also previously held the Chair for the Board of Directors, Director, Chief Executive Officer and President roles for LecTec Corporation, a public disposable medical products and over-the-counter pharmaceuticals company. Mr. Young currently serves as a Board Director and the Diversity, Equity and Inclusion Committee Chair of the Minnesota Business Partnership. Mr. Young received The Sanneh Foundation's Business Honoree Award in 2019 in recognition of his business leadership and community impact.
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
ITEM 11. EXECUTIVE COMPENSATION.
Information with respect to this item is incorporated by reference from our Definitive Proxy Statement for the 2023 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of our fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information with respect to this item is incorporated by reference from our Definitive Proxy Statement for the 2023 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of our fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information with respect to this item is incorporated by reference from our Definitive Proxy Statement for the 2023 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Our independent registered public accounting firm is KPMG LLP, Cleveland, OH, Auditor Firm ID:185.
Information with respect to this item is incorporated by reference from our Definitive Proxy Statement for the 2023 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of our fiscal year.
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

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-8, File No. 333-197284, and incorporated herein by reference).

3.2	Certificate of Amendment of the Certificate of Incorporation of the Company, effective August 1, 2005 (filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 000-25890, dated March 16, 2006, and incorporated herein by reference).

3.3	Amended and Restated Bylaws of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-8, File No. 333-197284, and incorporated herein by reference).

3.4	Amendment to Amended and Restated Bylaws of the Company dated November 1, 2007 (filed as Exhibit 3.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated November 1, 2007, and incorporated herein by reference).

4.1	Form of Stock Certificate of Common Stock of the Company (filed as Exhibit 4.1 to the Company’s Annual Report Form 10-K for the year ended December 31, 1998, File No. 000-25890, dated March 4, 1999, and incorporated herein by reference).

4.2	Employee Stock Investment Plan (filed as Exhibit 4.4 to the Company’s Report on Form S-8, File No. 000-333-62148, dated June 1, 2001, and incorporated herein by reference).

4.3	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.3 to the Company's Annual Report Form 10-K for the year ended December 31, 2019, File No. 001-32961, dated February 26, 2020, and incorporated herein by reference).

10.1 †	2002 Stock Incentive Plan (filed as Appendix A to the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders, File No. 000-25890, dated April 1, 2002, and incorporated herein by reference).

10.2 †	CBIZ, Inc. 2002 Amended and Restated Stock Incentive Plan (Amended and Restated as of May 12, 2011), (filed as Exhibit 10.1 to the Company’s Report on Form 10-Q, File No. 001-32961, dated August 9, 2011, and incorporated herein by reference).

10.3 †	2014 Stock Incentive Plan and 2002 Amended and Restated Stock Incentive Plan (filed as Exhibit 4.2 to Form S-8, dated July 7, 2014, and incorporated herein by reference).

10.4 †	Consulting Agreement by and between the Company and Steven L. Gerard, dated March 9, 2016 (filed as Exhibit 10.1 to the Company’s Report on Form 10-Q, File No. 001-32961, dated March 3, 2016, and incorporated herein by reference).

10.5 †	Employment Agreement by and between the Company and Jerome P. Grisko, Jr., dated September 1, 2016 (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated September 8, 2016, and incorporated herein by reference).

10.6 †	Amended and Restated Employment Agreement by and between the Company and Ware H. Grove, dated March 30, 2017 (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated April 4, 2017, and incorporated herein by reference).

10.7	Loan Agreement dated as of August 16, 2018 by and among CBIZ Benefits and Insurance, Inc. and The Huntington Bank (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-32961, on November 1, 2018, and incorporated herein by reference).

10.8	Second Amended and Restated Credit Agreement, dated May 4,2022, by and among CBIZ Operations, Inc., CBIZ, Inc., and Bank of America, N.A., as administrative agent, and the other financial institutions from time to time party thereto (filed as Exhibit 10.1 to the Company's Report on Form 8-K, File No. 001-32961, on May 6, 2022, and incorporated herein by reference).

10.9 †	2019 CBIZ, Inc. Omnibus Incentive Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 333-197284, and incorporated herein by reference).

10.10	First Amendment to Loan Agreement, dated August 8, 2019, by and among CBIZ Benefit and Insurance, Inc. and the Huntington National Bank (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, File No. 001-32961, on November 1, 2019, and incorporated herein by reference).

10.11	Second Amendment to Loan Agreement, dated August 6, 2020, by and among CBIZ Benefit and Insurance, Inc. and the Huntington National Bank (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, File No. 001-32961, on November 1, 2020, and incorporated herein by reference).

10.12
Third Amendment to Loan Agreement, dated August 5, 2021, by and among CBIZ Benefit and Insurance, Inc. and the Huntington National Bank (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-32961, on October 29, 2021, and incorporated herein by reference).

10.13*	Fourth Amendment to Loan Agreement, dated August 1, 2022, by and among CBIZ Benefit and Insurance, Inc. and the Huntington National Bank.

10.14	Purchase Agreement, dated January 6, 2022, among CBIZ, Inc., CBIZ Acquisition 42, LLC, Marks Paneth LLP and all of the individuals who are equity partners of Marks Paneth (filed as Exhibit 2.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated January 10, 2022, and incorporated herein by reference).

21.1*	List of Subsidiaries of CBIZ, Inc.

23*	Consent of KPMG LLP

24*	Powers of attorney (included on the signature page hereto).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments)*
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
February 24, 2023
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

Signature	Title	Date

/s/ JEROME P. GRISKO, JR.	President & Chief Executive Officer, Director (Principal Executive Officer)	February 24, 2023
Jerome P. Grisko, Jr.

/s/ WARE H. GROVE	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2023
Ware H. Grove

/s/ RICK L. BURDICK	Chairman	February 24, 2023
Rick L. Burdick

/s/ MICHAEL H. DE GROOTE	Director	February 24, 2023
Michael H. DeGroote

/s/ JOSEPH S. DI MARTINO	Director	February 24, 2023
Joseph S. DiMartino

/s/ GINA D. FRANCE	Director	February 24, 2023
Gina D. France

/s/ SHERRILL W. HUDSON	Director	February 24, 2023
Sherrill W. Hudson

/s/ TODD J. SLOTKIN	Director	February 24, 2023
Todd J. Slotkin

/s/ A. HAAG SHERMAN	Director	February 24, 2023
A.Haag Sherman

/s/ RICHARD T. MARABITO	Director	February 24, 2023
Richard T. Marabito

/s/ BENAREE PRATT WILEY	Director	February 24, 2023
Benaree Pratt Wiley

/s/ RODNEY A. YOUNG	Director	February 24, 2023
Rodney A. Young

CBIZ, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
CBIZ, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of CBIZ, Inc. and subsidiaries (the Company) as of December 31, 2022 and December 31, 2021, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 31, 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired Marks Paneth LLP and Stinnett & Associates, LLC during 2022, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, Marks Paneth LLP and Stinnett & Associates, LLC’s internal control over financial reporting associated with total assets of $95.4 million and total revenues of $148.1 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Marks Paneth LLP and Stinnett & Associates, LLC.
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
Estimation of losses on certain trade accounts receivable
As discussed in Note 1 to the consolidated financial statements, the Company maintains an allowance for doubtful accounts for estimated losses on trade accounts receivable. As of December 31, 2022, the allowance for doubtful accounts was $20.8 million, a portion of which related to the Financial Services practice group. The allowance for doubtful accounts is recorded based on the Company’s historical experience, client credit-worthiness, age of receivables, and economic trends and conditions.
We have identified the evaluation of the Company’s estimation of losses related to trade accounts receivable of the Financial Services practice group as a critical audit matter. A high degree of subjective auditor judgment was required to assess the assumptions used in estimating losses related to trade accounts receivable. The assumptions included the probability of the Company’s collection of receivables based on historical experience and the consideration of economic conditions that may affect the ability of clients to pay.
The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to develop the assumptions used to estimate losses related to trade accounts receivable. On a total and per unit basis, we calculated certain key performance indicators using the allowance for doubtful accounts and compared them to our established expectations based on the Company’s historical experience. For any results which were outside the established expectations, we performed the following additional procedures to evaluate the reasonableness of the allowance for doubtful accounts determined by the Company:
•we inquired of relevant Company personnel
•we evaluated the Company’s cash collections, historical trends, and age of receivables
• we evaluated industry, economic, and other external factors as applicable
• we inspected relevant underlying documents, including contractual documents with clients.
/s/ KPMG LLP
We have served as the Company’s auditor since 1996.
Cleveland, Ohio
February 24, 2023

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2022 AND 2021
(In thousands, except per share data)

	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$4,697	$1,997
Restricted cash	28,487	30,383
Accounts receivable, net	334,498	242,168
Other current assets	29,431	19,217
Current assets before funds held for clients	397,113	293,765
Funds held for clients	171,313	157,909
Total current assets	568,426	451,674
Non-current assets:
Property and equipment, net	45,184	43,423
Goodwill and other intangible assets, net	951,702	840,783
Assets of deferred compensation plan	118,862	136,321
Right-of-use asset, net	184,043	151,145
Other non-current assets	10,907	4,588
Total non-current assets	1,310,698	1,176,260
Total assets	$1,879,124	$1,627,934
LIABILITIES
Current liabilities:
Accounts payable	$80,725	$65,757
Income taxes payable	1,607	1,671
Accrued personnel costs	130,456	114,032
Contingent purchase price liability	63,262	34,373
Lease liability	36,358	30,586
Other current liabilities	26,532	18,755
Current liabilities before client fund obligations	338,940	265,174
Client fund obligations	173,467	158,115
Total current liabilities	512,407	423,289
Non-current liabilities:
Bank debt	265,700	155,300
Debt issuance costs	(2,046)	(449)
Total long-term debt	263,654	154,851
Income taxes payable	2,211	1,727
Deferred income taxes, net	24,763	15,440
Deferred compensation plan obligations	118,862	136,321
Contingent purchase price liability	68,748	44,766
Lease liability	174,454	145,808
Other non-current liabilities	573	1,184
Total non-current liabilities	653,265	500,097
Total liabilities	1,165,672	923,386
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; shares authorized 250,000; shares issued 136,295 and 135,187; shares outstanding 50,180 and 52,038	1,363	1,352
Additional paid-in capital	799,147	770,117
Retained earnings	734,116	628,762
Treasury stock, 86,115 and 83,149 shares	(824,778)	(694,716)
Accumulated other comprehensive income (loss)	3,604	(967)
Total stockholders’ equity	713,452	704,548
Total liabilities and stockholders’ equity	$1,879,124	$1,627,934
See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(In thousands, except per share data)

	2022	2021	2020
Revenue	$1,411,979	$1,104,925	$963,897
Operating expenses	1,188,612	945,635	825,351
Gross margin	223,367	159,290	138,546
Corporate general and administrative expenses	55,023	56,150	46,066
Legal settlement, net	—	30,468	—
Operating income	168,344	72,672	92,480
Other (expense) income:
Interest expense	(8,039)	(3,868)	(4,983)
Gain (loss) on sale of operations, net	413	5,995	(509)
Other (expense) income, net	(19,225)	18,241	16,500
Total other (expense) income, net	(26,851)	20,368	11,008
Income from continuing operations before income tax expense	141,493	93,040	103,488
Income tax expense	36,121	22,129	25,141
Income from continuing operations	105,372	70,911	78,347
Loss from operations of discontinued operations, net of tax	(18)	(24)	(48)
Net income	$105,354	$70,887	$78,299
Earnings (loss) per share:
Basic:
Continuing operations	$2.05	$1.35	$1.44
Discontinued operations	—	—	—
Net income	$2.05	$1.35	$1.44
Diluted:
Continuing operations	$2.01	$1.32	$1.42
Discontinued operations	—	—	(0.01)
Net income	$2.01	$1.32	$1.41
Basic weighted average common shares outstanding	51,502	52,637	54,288
Diluted weighted average common shares outstanding	52,388	53,723	55,359
Comprehensive income:
Net income	$105,354	$70,887	$78,299
Other comprehensive income (loss):
Net unrealized loss on available-for-sale securities, net of income tax benefit of $520, $179 and $14	(1,391)	(478)	(42)
Net unrealized gain (loss) on interest rate swaps, net of income tax expense (benefit) of $1,965, $577 and $(494)	5,986	1,799	(1,525)
Foreign currency translation	(24)	(19)	(22)
Total other comprehensive income (loss)	4,571	1,302	(1,589)
Total comprehensive income	$109,925	$72,189	$76,710
See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(In thousands)

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Totals
December 31, 2019	133,056	77,637	$1,331	$714,704	$479,576	$(535,693)	$(680)	$659,238
Net income	—	—	—	—	78,299	—	—	78,299
Other comprehensive loss	—	—	—	—	—	—	(1,589)	(1,589)
Share repurchases	—	2,311	—	—	—	(57,564)	—	(57,564)
Indirect repurchase of shares for minimum tax withholding	—	97	—	—	—	(2,040)	—	(2,040)
Restricted stock units and awards	25	—	—	—	—	—	—	—
Stock options exercised	634	—	6	6,480	—	—	—	6,486
Share-based compensation	—	—	—	8,869	—	—	—	8,869
Business acquisitions	429	—	4	10,917	—	—	—	10,921
December 31, 2020	134,144	80,045	1,341	740,970	557,875	(595,297)	(2,269)	702,620
Net income	—	—	—	—	70,887	—	—	70,887
Other comprehensive income	—	—	—	—	—	—	1,302	1,302
Share repurchases	—	3,012	—	—	—	(96,382)	—	(96,382)
Indirect repurchase of shares for minimum tax withholding	—	92	—	—	—	(3,037)	—	(3,037)
Restricted stock units and awards	80	—	1	(1)	—	—	—	—
Stock options exercised	647	—	7	7,304	—	—	—	7,311
Share-based compensation	—	—	—	11,407	—	—	—	11,407
Business acquisitions	316	—	3	10,437	—	—	—	10,440
December 31, 2021	135,187	83,149	1,352	770,117	628,762	(694,716)	(967)	704,548
Net income	—	—	—	—	105,354	—	—	105,354
Other comprehensive income	—	—	—	—	—	—	4,571	4,571
Share repurchases	—	2,778	—	—	—	(122,773)	—	(122,773)
Indirect repurchase of shares for minimum tax withholding	—	188	—	—	—	(7,289)	—	(7,289)
Restricted stock units and awards	120	—	1	(1)	—	—	—	—
Performance share units	211		2	(2)				—
Stock options exercised	670	—	7	10,028	—	—	—	10,035
Share-based compensation	—	—	—	14,689	—	—	—	14,689
Business acquisitions	107	—	1	4,316	—	—	—	4,317
December 31, 2022	136,295	86,115	$1,363	$799,147	$734,116	$(824,778)	$3,604	$713,452
See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(In thousands)

	2022	2021	2020
Cash flows from operating activities:
Net income	$105,354	$70,887	$78,299
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sale of operations, net of tax	(413)	(5,995)	509
Depreciation and amortization expense	32,895	27,078	23,139
Bad debt expense, net of recoveries	1,173	3,054	4,409
Adjustment to contingent earnout liability, net	2,435	2,367	(629)
Deferred income taxes	13,877	9,234	(770)
Stock-based compensation expense	14,689	11,407	8,869
Other, net	(1,817)	(126)	485
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(61,106)	(17,040)	6,714
Other assets	(11,855)	3,474	1,472
Accounts payable	14,363	3,312	(8,800)
Income taxes payable	(5,578)	(4,108)	(236)
Accrued personnel costs	24,009	24,525	19,788
Other liabilities	(1,876)	3,109	13,667
Net cash provided by continuing operations	126,150	131,178	146,916
Operating cash flows used in discontinued operations	(18)	(24)	(71)
Net cash provided by operating activities	126,132	131,154	146,845
Cash flows from investing activities:
Business acquisitions and purchases of client lists, net of cash acquired	(79,141)	(66,734)	(71,430)
Purchases of client fund investments	(19,771)	(26,980)	(3,447)
Proceeds from the sales and maturities of client fund investments	12,400	14,877	37,487
Proceeds from sales of assets and divested operations	3,022	9,710	711
Additions to property and equipment	(8,641)	(8,984)	(11,576)
Other, net	(6,987)	(3,899)	1,849
Net cash used in investing activities	(99,118)	(82,010)	(46,406)
Cash flows from financing activities:
Proceeds from bank debt	824,900	852,100	592,354
Payment of bank debt	(714,500)	(804,800)	(589,854)
Payment for acquisition of treasury stock	(122,538)	(97,450)	(56,496)
Indirect repurchase of shares for minimum tax withholding	(7,289)	(3,037)	(2,040)
Changes in client funds obligations	15,352	(8,874)	(13,747)
Payment of contingent consideration of acquisitions	(21,231)	(14,084)	(12,859)
Proceeds from exercise of stock options	10,035	7,311	6,486
Other, net	(2,072)	(171)	(453)
Net cash used in financing activities	(17,343)	(69,005)	(76,609)
Net increase (decrease) in cash, cash equivalents and restricted cash	9,671	(19,861)	23,830
Cash, cash equivalents and restricted cash at beginning of year	150,474	170,335	146,505
Cash, cash equivalents and restricted cash at end of year	$160,145	$150,474	$170,335

Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$4,697	$1,997	$4,652
Restricted cash	28,487	30,383	23,951
Cash equivalents included in funds held for clients	126,961	118,094	141,732
Cash, cash equivalents and restricted cash at end of year	$160,145	$150,474	$170,335

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,421	$3,350	$4,739
Cash paid for income taxes, net of income tax refunds	$27,815	$16,998	$25,939

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
LIBOR - London Interbank Offered Rate.
SOFR - The Secured Overnight Financing Rate.
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
Fees earned by us under the ASAs are recorded at net realizable value as a component of “Revenue” in the accompanying Consolidated Statements of Comprehensive Income and were approximately $235.4 million, $174.8 million and $159.4 million for the years ended December 31, 2022, 2021 and 2020, respectively, the majority of which was related to services rendered to privately-held clients. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to us is typically reduced on a proportional basis. Although the ASAs do not constitute control, we are one of the beneficiaries of the agreements and may bear certain economic risks. Refer to Note 17, Related Parties, for further discussion regarding the ASAs.
In 2021, CBIZ formed a grantor trust (the “Trust”) with Wilmington Savings Funds Society, FSB, a Federal savings bank, serving as trustee. The Trust holds the majority of the funds provided by CBIZ’s clients for payroll processing

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
pending remittance to employees of those clients, tax authorities, and other payees. CBIZ is the sole beneficial owner of the Trust. The Trust is considered a variable interest entity in accordance with ASC 810, Consolidation. CBIZ has both the power to direct the activities that most significantly impact the economic performance of the Trust (including the power to make all investment decisions for the Trust) and the right to receive benefits that could potentially be significant to the Trust (in the form of investment returns). As a result, CBIZ consolidates the Trust in its condensed consolidated financial statements.
Certain prior period amounts have been reclassified to conform to current year's presentation.
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
Operating Leases - We determine if a contract is a lease at inception. We have leases for office space and facilities, automobiles, and certain information technology equipment. Certain of these leases include options to extend the lease and some include options to terminate the lease early. Effective January 1, 2019, we adopted the New Lease Standard using the modified retrospective method of applying the new standard at the adoption date. As an

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
accounting policy election, we elected not to apply the recognition requirements under the New Lease Standards to short term leases (a lease at commencement date that has a lease term of 12 months or less and does not contain a purchase option that we are reasonably certain to exercise). The ROU assets and lease liabilities are recognized as of the commencement date based on the present value of the lease payments over the lease term. The discount rate utilized for the measurement purpose is based on our secured fixed rate to borrow over a comparable term for the lease because the rate implicit in the lease is not determinable. The lease term may include the options to extend or terminate the lease when it is reasonably certain that we will exercise the applicable option. Related rent expense under such leases is recognized evenly throughout the term of the lease when the total lease commitment is a known amount, and recorded on an as incurred basis when future rent payment increases under the obligation are unknown due to rent escalations being tied to factors that are not currently measurable (such as increases in the consumer price index). Differences between rent expense recognized and the cash payments required under these leases are recorded as a component of “Operating lease liability” in the Non-current liabilities section of the accompanying Consolidated Balance Sheets. We may receive incentives to lease office facilities in certain areas. Such incentives are recorded as a change in lease payments and may require us to remeasure the lease liability to reflect the change in lease payments.
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
Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable, less allowances for doubtful accounts, reflects the net realizable value of receivables and approximates fair value. Unbilled revenues are recorded at estimated net realizable value. Assessing the collectability of receivables (billed and unbilled) requires management judgment based on a combination of factors. When evaluating the adequacy of the allowance for doubtful accounts and the overall probability of collecting on receivables, we analyze historical experience, client credit-worthiness, the age of the trade receivable balances, current economic conditions that may affect a client’s ability to pay and current and projected economic trends and conditions at the balance sheet date. At December 31, 2022 and 2021, the allowance for doubtful accounts was $20.8 million and $16.2 million, respectively, in the accompanying Consolidated Balance Sheets.
Funds Held for Clients and Client Fund Obligations - Services provided by our payroll operations include the preparation of payroll checks, federal, state, and local payroll tax returns, and flexible spending account administration. In relation to these services, as well as other similar service offerings, we collect funds from our clients’ accounts in advance of paying client obligations. These funds, collected before they are due, are segregated and invested in accordance with our investment policy, which requires all investments carry an investment grade rating at the time of initial investment. These investments, primarily consisting of corporate and municipal bonds and U.S. treasury bills, are classified as available-for-sale and are included in the “Funds held for clients” line item on the accompanying Consolidated Balance Sheets. The underlying obligation is recorded as “Client fund obligations” on the Consolidated Balance Sheets. The balances in these accounts fluctuate with the timing of cash receipts and the related cash payments and may vary significantly during the year based on the timing of client’s payroll periods. Other than certain federal and state regulations pertaining to flexible spending account administration, there are no regulatory or other contractual restrictions placed on these funds. Refer to Note 6, Financial Instruments, to the accompanying consolidated financial statements for further discussion of investments related to funds held for clients.
Property and Equipment - Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over the following estimated useful lives:

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Buildings	25	to	40 years
Furniture and fixtures	5	to	10 years
Capitalized software	3	to	5 years
Equipment	3	to	7 years
Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the remaining respective lease term. The cost of software purchased or developed for internal use is capitalized and amortized using the straight-line method over an estimated useful life not to exceed five years. We periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Under those circumstances, if the fair value were less than the carrying amount of the asset, we would recognize a loss for the difference.
Goodwill and Other Intangible Assets - Goodwill represents the excess of the purchase price of the acquired businesses and the related fair value of the net assets acquired. At December 31, 2022, the carrying value of goodwill totaled $819.9 million, compared to total assets of $1.9 billion and total shareholders’ equity of $713.5 million. Intangible assets consist of identifiable intangibles other than goodwill. Identifiable intangible assets other than goodwill include client lists and non-compete agreements which require significant judgments in determining the fair value. We carry client lists and non-compete agreements at cost, less accumulated amortization, in the accompanying Consolidated Balance Sheets.
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
The goodwill impairment test is performed at a reporting unit level. A reporting unit is an operating segment of a business or one level below an operating segment. At December 31, 2022, we had five reporting units. We may use either a qualitative or quantitative approach when testing a reporting unit’s goodwill for impairment. Under the qualitative assessment, we are not required to calculate the fair value of a reporting unit unless we determine that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured. Any such impairment charge would reduce earnings and could be material.
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
Contingent Purchase Price Liabilities - Contingent purchase price liabilities consisting of cash payments and common stock issuances result from our business acquisitions and are recorded at fair value at the time of acquisition as “Contingent purchase price liability - current” and “Contingent purchase price liability - non-current” in the accompanying Consolidated Balance Sheets. We estimate the fair value of our contingent purchase price liabilities using a probability-weighted discounted cash flow model. We probability weight risk-adjusted estimates of future performance of acquired businesses, then calculate the contingent purchase price based on the estimates and discount them to present value representing management’s best estimate of fair value. The fair value of the contingent purchase price liabilities, which is considered a Level 3 unobservable input, is reassessed on a quarterly basis based on assumptions provided by practice group leaders and business unit controllers together with our corporate finance department. Any change in the fair value estimate, including the revaluation of common stock, is recorded in the earnings of that period. For the years ended December 31, 2022, 2021 and 2020, we recorded other (expense) income of ($2.4) million, ($2.4) million and $0.6 million, respectively, related to net changes in the fair value of contingent consideration.
Refer to Note 7, Fair Value Measurements, and Note 18, Business Combinations, for further discussion of our contingent purchase price liabilities and acquisitions.
Interest Rate Derivative Instruments - We maintain interest rate swaps that are designated as cash flow hedges to manage the market risk from changes in interest rates on our floating-rate debt under our $600.0 million unsecured credit facility, by and among CBIZ Operations, Inc., CBIZ, Inc. and Bank of America, N.A., as administrative agent and bank, and other participating banks. The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determine how we reflect the change in fair value of the derivative instrument. A derivative qualifies for hedge accounting treatment if, at inception, it meets defined correlation and effectiveness criteria. These criteria require that the anticipated cash flows and/or changes in fair value of the hedging instrument substantially offset those of the position being hedged.
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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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
On May 4, 2022, we entered into a Second Amended and Restated Credit Agreement (the "2022 credit facility" or the "credit facility"), by and among CBIZ Operations, Inc. ("CBIZ Operations"), and Bank of America, N.A., as administrative agent, and other financial institutions. The 2022 credit facility amends the Amended and Restated Credit Agreement, dated as of April 3, 2018 (the "2018 credit facility"). Among other things, the 2022 Credit Facility amends the base interest rate from LIBOR to term SOFR. Consequently, we amended the interest rate swap agreements with respect to the existing swaps. Effective May 16, 2022, the scheduled reset date, the interest rate of the swaps was set to one month term SOFR to align the swaps to term SOFR in the 2022 credit facility. No other terms under the swap agreements were amended. As a result, we early adopted ASC Topic 848, Reference Rate Reform. This adoption had immaterial impact on our consolidated financial statements. Refer to Note 9, Debt and Financing Arrangements, and Note 6, Financial Instruments, for further discussion of the transaction.

NOTE 2. REVENUE
The following tables disaggregate our revenue by source (in thousands):

	For the Year Ended December 31, 2022
	Financial Services	Benefits and Insurance Services	National Practices	Consolidated
Accounting, tax, advisory and consulting	$1,010,068	$—	$—	$1,010,068
Core Benefits and Insurance Services	—	342,063	—	342,063
Non-core Benefits and Insurance Services	—	15,944	—	15,944
Managed networking, hardware services	—	—	33,503	33,503
National Practices consulting	—	—	10,401	10,401
Total revenue	$1,010,068	$358,007	$43,904	$1,411,979

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	For the Year Ended December 31, 2021
	Financial Services	Benefits and Insurance Services	National Practices	Consolidated
Accounting, tax, advisory and consulting	$734,026	$—	$—	$734,026
Core Benefits and Insurance Services	—	319,684	—	319,684
Non-core Benefits and Insurance Services	—	12,639	—	12,639
Managed networking, hardware services	—	—	28,456	28,456
National Practices consulting	—	—	10,120	10,120
Total revenue	$734,026	$332,323	$38,576	$1,104,925

	For the Year Ended December 31, 2020
	Financial Services	Benefits and Insurance Services	National Practices	Consolidated
Accounting, tax, advisory and consulting	$629,778	$—	$—	$629,778
Core Benefits and Insurance Services	—	286,361	—	286,361
Non-core Benefits and Insurance Services	—	11,397	—	11,397
Managed networking, hardware services	—	—	26,458	26,458
National Practices consulting	—	—	9,903	9,903
Total revenue	$629,778	$297,758	$36,361	$963,897
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
Benefits and Insurance Services
Benefits and Insurance Services provides brokerage and consulting along lines of service which include group health benefits consulting and brokerage, property and casualty brokerage, retirement plan advisory, payroll, human capital management, actuarial, life insurance and other related services. Revenue consists primarily of fee income for administering health and retirement plans and brokerage commissions. Revenue also includes investment income related to client payroll funds that are held in CBIZ accounts, as is industry practice. We pay commissions monthly and require the recipient of the commission to be employed as of the end of the month in which the commissions are earned (as opposed to at the time of actual payment). Failure to remain employed at the date the

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
commission is payable results in the forfeiture of commissions that would otherwise be due. Therefore, we have determined that the requirement of continued employment is substantive and accordingly, do not consider the commissions to be incremental costs of obtaining the customer contract and consequently a contract acquisition cost is not recognized for those commissions.
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
•Advisory revenue is either (i) based on the value of assets under management, as provided by a third party, multiplied by an agreed upon rate, (ii) fee based, or (iii) a combination of fixed fee and value of assets under management. Advisory services revenue, derived from the value of assets under management, is calculated monthly or quarterly based on the estimated value of assets under management, as it is earned over the duration of the reporting period and relates to performance obligations satisfied during that period. The variability related to the estimated asset values used to recognize revenue during the reporting period is resolved and the amount of related revenue recognized is adjusted when the actual value of assets under management is known. Fee based Advisory revenue is recognized over the contract period as these services are provided to clients continuously throughout the term of the arrangement. Our clients benefit from each month of service on its own, and although the volume of tasks may differ month to month, our obligation to perform substantially remains the same.
•Third party administration revenue is recognized over the contract period as these services are provided to clients continuously throughout the term of the arrangement. Our clients benefit from each

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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
NOTE 3. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net balances at December 31, 2022 and 2021 were as follows (in thousands):

	2022	2021
Trade accounts receivable	$267,409	$190,710
Unbilled revenue, at net realizable value	87,890	67,616
Total accounts receivable	355,299	258,326
Allowance for doubtful accounts	(20,801)	(16,158)
Accounts receivable, net	$334,498	$242,168

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Changes in the allowance for doubtful accounts on accounts receivable are as follows (in thousands):

	2022	2021	2020
Balance at beginning of period	$(16,158)	$(14,894)	$(14,379)
Provision	(13,545)	(9,422)	(9,323)
Charge-offs, net of recoveries	8,902	8,158	8,808
Balance at end of period	$(20,801)	$(16,158)	$(14,894)

NOTE 4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net at December 31, 2022 and 2021 consisted of the following (in thousands):

	2022	2021
Buildings and leasehold improvements	$47,300	$41,894
Furniture and fixtures	30,369	29,588
Capitalized software	34,735	34,474
Equipment	32,927	27,206
Total property and equipment	145,331	133,162
Accumulated depreciation	(100,147)	(89,739)
Property and equipment, net	$45,184	$43,423
Depreciation expense for property and equipment was $11.2 million, $10.8 million and $9.6 million in 2022, 2021 and 2020, respectively.

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
A summary of changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2022 and 2021 were as follows (in thousands):

	Financial Services	Benefits and Insurance Services	National Practices	Total Goodwill
Gross	$412,086	$321,111	$33,873	$767,070
Accumulated impairment	$(44,047)	$(7,733)	$(32,207)	$(83,987)
Net at December 31, 2020	$368,039	$313,378	$1,666	$683,083
Additions	58,646	1,800	—	60,446
Divestitures	—	(2,786)	—	(2,786)
Gross	470,732	320,125	33,873	824,730
Accumulated impairment	(44,047)	(7,733)	(32,207)	(83,987)
Net at December 31, 2021	$426,685	$312,392	$1,666	$740,743
Additions	79,147	—	—	79,147
Other adjustment	27	—	—	27
Gross	549,906	320,125	33,873	903,904
Accumulated impairment	(44,047)	(7,733)	(32,207)	(83,987)
Net at December 31,2022	$505,859	$312,392	$1,666	$819,917
We review goodwill at the reporting unit level at least annually, as of November 1, for impairment. We had five reporting units at November 1, 2022. No goodwill impairment was recognized as a result of the annual evaluation.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
The components of goodwill and other intangible assets, net at December 31, 2022 and 2021 were as follows (in thousands):

	2022	2021
Goodwill	$819,917	$740,743
Intangibles :
Client lists	302,822	249,422
Other intangibles	11,463	11,454
Total intangibles	314,285	260,876
Total goodwill and other intangibles assets	1,134,202	1,001,619
Accumulated amortization:
Client lists	(173,286)	(152,326)
Other intangibles	(9,214)	(8,510)
Total accumulated amortization	(182,500)	(160,836)
Goodwill and other intangible assets, net	$951,702	$840,783
Amortization expense for client lists and other intangible assets was $21.7 million, $16.3 million and $13.6 million in 2022, 2021 and 2020, respectively. The weighted-average useful lives of total intangible assets, client lists and other intangible assets were 7.6 years, 7.7 years and 5.3 years, respectively. Other intangible assets are amortized over periods ranging from 3 to 15 years. Based on the amount of intangible assets subject to amortization at December 31, 2022, the estimated amortization expense is $20.7 million for 2023, $19.2 million for 2024, $17.8 million for 2025, $15.8 million for 2026, $14.7 million for 2027, and $43.5 million thereafter.
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
Available-For-Sale Debt Securities - Available-for-sale debt securities consist primarily of corporate and municipal bonds. The net par values of these securities total $44.4 million and $37.0 million at December 31, 2022 and 2021, respectively. The bonds have maturity dates or callable dates ranging from January 2023 through November 2025, and are included in “Funds held for clients — current” in the accompanying Consolidated Balance Sheets based on our intent and ability to sell these investments at any time under favorable conditions.
At December 31, 2022, unrealized losses on the securities were not material and have not been recognized as a credit loss because the bonds are investment grade quality and management is not required or does not intend to sell prior to an expected recovery in value. The bond issuers continue to make timely principal and interest payments.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
The following table summarizes our bond activity for the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021
Fair value at January 1	$38,670	$25,708
Purchases	19,771	26,980
Redemptions	(5,630)	(6,530)
Maturities	(6,770)	(8,347)
Change in bond premium	(645)	1,517
Fair market value adjustment	(1,911)	(658)
Fair value at December 31	$43,485	$38,670
In addition to the available-for-sale securities discussed above, we also held other depository assets in the amount of $0.9 million and $1.1 million at December 31, 2022 and December 31, 2021, respectively. Those depository assets are classified as Level 1 in the fair value hierarchy.
Interest Rate Swaps - We utilize interest rate swaps to manage interest rate risk exposure associated with our floating-rate debt under the 2022 credit facility, or the forecasted acquisition of such liability. To mitigate counterparty credit risk, we only enter into contracts with selected major financial institutions with investment grade ratings and continually assess their creditworthiness. There are no credit risk-related contingent features in our interest rate swaps nor do the swaps contain provisions under which we would be required to post collateral. We do not purchase or hold any derivative instruments for trading or speculative purposes.
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
We had no fair value hedging instruments at December 31, 2022 or 2021. Our interest rate swaps are designated as cash flow hedges. Accordingly, the interest rate swaps are recorded as either an asset or liability in the accompanying Consolidated Balance Sheets at fair value. The mark-to-market gains or losses on the swaps are deferred and included as a component of accumulated other comprehensive loss (“AOCL”), net of tax, to the extent the hedge is determined to be effective, and reclassified to interest expense in the same period during which the hedged transaction affects earnings. The interest rate swaps are assessed for effectiveness and continued qualification for hedge accounting on a quarterly basis. For the years ended December 31, 2022 and 2021, the interest rate swaps were deemed to be highly effective.
As a result of the 2022 credit facility, CBIZ amended the interest rate swap agreements with respect to the existing swaps. Effective May 16, 2022, the scheduled reset date, the interest rate of the swaps are set to one-month term SOFR to align the swaps to term SOFR in the 2022 credit facility as a result of reference rate reform. No other terms under the swap agreements were amended.
The following table summarizes our outstanding interest rate swaps and their classification in the accompanying Consolidated Balance Sheets at December 31, 2022 and 2021 (in thousands). Refer to Note 7, Fair Value Measurements, to the accompanying consolidated financial statements for additional disclosures regarding fair value measurements.

	December 31, 2022
	Notional Amount	Fixed Rate	Expiration	Fair Value	Balance Sheet Location
Interest rate swap	$15,000	2.571%	6/1/2023	$133	Other current asset
Interest rate swap	$50,000	0.834%	4/14/2025	$3,726	Other non-current asset
Interest rate swap	$30,000	1.186%	12/14/2026	$2,871	Other non-current asset
Interest rate swap	$20,000	2.450%	8/14/2027	$1,079	Other non-current asset

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	December 31, 2021
	Notional Amount	Fixed Rate	Expiration	Fair Value	Balance Sheet Location
Interest rate swap	$20,000	1.770%	5/14/2022	$(120)	Other current liability
Interest rate swap	$15,000	2.640%	6/1/2023	$(432)	Other non-current liability
Interest rate swap	$50,000	0.885%	4/14/2025	$405	Other non-current asset
Interest rate swap	$30,000	1.249%	12/14/2026	$(64)	Other non-current liability
During the third quarter of 2022, we entered into a new 5-year interest rate swap with a notional value of $20 million and fixed rate of 2.450%. One interest rate swap with a notional value of $20 million and fixed rate of 1.770% expired during the second quarter of 2022. As of December 31, 2022, we have four interest rate swaps outstanding. Under the terms of the interest rate swaps, we pay interest at a fixed rate of interest plus applicable margin as stated in the amended agreements, and receive interest that varies with the one-month term SOFR.
During the next twelve months, the amount of the December 31, 2022 AOCL balance that will be reclassified to earnings is expected to be immaterial. The following table summarizes the effects of the interest rate swap on our accompanying Consolidated Statements of Comprehensive Income for the years ended December 31, 2022 and 2021 (in thousands):

	Gain recognized in AOCL, net of tax		Gain (loss) reclassified from AOCL into expense
	Twelve Months Ended December 31,		Twelve Months Ended December 31,		Location
	2022	2021	2022	2021
Interest rate swaps	$6,255	$929	$357	$(1,152)	Interest expense

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
For the years ended December 31, 2022 and 2021, there were no transfers between the valuation hierarchy Levels 1, 2 and 3. The following table summarizes our assets and (liabilities) at December 31, 2022 and 2021 that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (in thousands):

	Level	December 31, 2022	December 31, 2021
Deferred compensation plan assets	1	118,862	136,321
Available-for-sale debt securities	1	43,485	38,670
Other depository assets	1	868	1,144
Deferred compensation plan liabilities	1	(118,862)	(136,321)
Interest rate swaps, net	2	7,809	(211)
Contingent purchase price liabilities	3	(132,010)	(79,139)
Contingent Purchase Price Liabilities - During the years ended December 31, 2022 and 2021, we recorded expense of $2.4 million and expense of $2.4 million, respectively, due to accretion, adjusting for expected results of acquired businesses and the revaluation of stock related to contingent payments. These changes are included in Other (expense) income, net in the accompanying Consolidated Statements of Comprehensive Income. Refer to Note 18, Business Combinations, for further discussion of our acquisitions and contingent purchase price liabilities.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
The following table summarizes the change in fair value of our contingent purchase price liabilities identified as Level 3 for the years ended December 31, 2022 and 2021 (pre-tax basis, in thousands):

Contingent Purchase Price Liabilities
Beginning balance — January 1, 2021	$(54,391)
Additions from business acquisitions	(39,666)
Settlement of contingent purchase price payable	17,285
Change in fair value of contingency	(554)
Change in net present value of contingency	(1,813)
Balance — December 31, 2021	$(79,139)
Additions from business acquisitions	(74,199)
Settlement of contingent purchase price payable	23,763
Change in fair value of contingency	662
Change in net present value of contingency	(3,097)
Balance — December 31, 2022	$(132,010)

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 8. INCOME TAXES
For financial reporting purposes, income from continuing operations before income taxes includes the following components (in thousands):

	2022	2021	2020
United States	$141,306	$92,847	$103,306
Foreign (Canada)	187	193	182
Total	$141,493	$93,040	$103,488
Income tax expense included in the accompanying Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020 was as follows (in thousands):

	2022	2021	2020
Continuing operations:
Current:
Federal	$20,910	$12,369	$21,926
Foreign	50	52	78
State and local	7,299	3,397	5,584
Total	28,259	15,818	27,588
Deferred:
Federal	5,667	5,029	(1,968)
State and local	2,195	1,282	(479)
Total	7,862	6,311	(2,447)
Total income tax expense from continuing operations	36,121	22,129	25,141
Discontinued operations:
Operations of discontinued operations:
Current	(7)	(5)	(11)
Total income tax benefit from discontinued operations	(7)	(5)	(11)
Total income tax expense	$36,114	$22,124	$25,130
The provision for income taxes attributable to income from continuing operations differed from the amount obtained by applying the federal statutory income tax rate to income from continuing operations before income taxes, as follows (in thousands, except percentages):

	2022	2021	2020
Tax at U.S. federal statutory rates	$29,714	$19,538	$21,733
State taxes (net of federal benefit)	9,019	4,498	5,354
Reserves for uncertain tax positions	337	(104)	(1,290)
Share-based compensation	(6,832)	(4,187)	(2,394)
Non-deductible officers' compensation	2,507	1,267	538
Other, net	1,376	1,117	1,200
Provision for income taxes from continuing operations	$36,121	$22,129	$25,141
Effective income tax rate	25.5%	23.8%	24.3%

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2022 and 2021, were as follows (in thousands):

	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$1,473	$1,202
Allowance for doubtful accounts	4,682	3,613
Employee benefits and compensation	37,075	33,549
Lease costs	6,871	5,726
Deferral of employer FICA taxes	—	1,961
Other deferred tax assets	574	778
Total gross deferred tax assets	50,675	46,829
Less: valuation allowance	(3,156)	(2,046)
Total deferred tax assets, net	47,519	44,783
Deferred tax liabilities:
Goodwill and other intangibles	68,306	57,990
Property and equipment	1,185	1,488
Other deferred tax liabilities	2,791	745
Total gross deferred tax liabilities	72,282	60,223
Deferred income taxes, net	$(24,763)	$(15,440)
We have established valuation allowances for deferred tax assets related to certain employee benefits and compensation and state net operating loss (“NOL”) carryforwards at December 31, 2022 and December 31, 2021. The net increase in the valuation allowance of $1.2 million for the year ended December 31, 2022 related to changes in the valuation allowance for NOLs and certain employee benefits and compensation.
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
We file income tax returns in the United States, Canada, and most state jurisdictions. CBIZ's federal income tax returns for years ending prior to January 1, 2019 are no longer subject to examination. With limited exceptions, our state and local income tax returns and non-U.S. income tax returns are no longer subject to tax authority examinations for years ending prior to January 1, 2018 and January 1, 2017, respectively.
The availability of NOLs and state tax credits are reported as deferred tax assets, net of applicable valuation allowances, in the accompanying Consolidated Balance Sheets. At December 31, 2022, we had state net operating loss carryforwards of $48.0 million and a state tax credit carryforward of $0.2 million. The state net operating loss carryforwards expire on various dates between 2023 and 2042 and the state tax credit carryforward expires in 2027.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2022	2021	2020
Balance at January 1	$1,594	$1,536	$2,536
Additions for tax positions of the current year	175	161	150
Additions for positions of prior years	486	400	—
Settlements of prior year positions	—	(374)	—
Lapse of statutes of limitation	(144)	(129)	(1,150)
Balance at December 31	$2,111	$1,594	$1,536

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Included in the balance of unrecognized tax benefits at December 31, 2022 are $1.4 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. We believe it is reasonably possible that certain of these unrecognized tax benefits could change in the next twelve months. We expect reductions in the liability for unrecognized tax benefits of approximately $0.1 million within the next twelve months due to expiration of statutes of limitation. Given the number of years that are currently subject to examination, we are unable to estimate the range of potential adjustments to the remaining balance of unrecognized tax benefits at this time.
We recognize interest expense and penalties related to unrecognized tax benefits as a component of income tax expense. During 2022, we recorded an immaterial increase in accrued interest, and, as of December 31, 2022, we had recognized a liability for interest expense and penalties of $0.3 million and $0.2 million, respectively, relating to unrecognized tax benefits. During 2021, we recorded an immaterial decrease in accrued interest, and, as of December 31, 2021, we had recognized a liability for interest expense and penalties of $0.2 million and $0.2 million, respectively, relating to unrecognized tax benefits.
NOTE 9. DEBT AND FINANCING ARRANGEMENTS
2022 credit facility
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
In connection with our 2022 credit facility, we incurred approximately $2.1 million of financing costs during the second quarter of 2022. The financing costs are deferred and reported as a reduction of debt on the accompanying Consolidated Balance Sheets, are included as a component of cash flow from financing activities on the accompanying Consolidated Statements of Cash Flows, and are being amortized as interest expense over the term of the 2022 credit facility. In addition, we wrote-off approximately $41 thousand of unamortized deferred cost associated with the 2018 credit facility as additional interest expense in the second quarter of 2022.
The 2022 credit facility matures on May 4, 2027. The balance outstanding under the 2022 credit facility was $265.7 million at December 31, 2022. The balance outstanding under the 2018 credit facility was $155.3 million at December 31, 2021. The combined effective interest rates under the 2018 and 2022 credit facilities, including the impact of interest rate swaps associated with those credit facilities, were as follows:

	2022	2021
Weighted average rates	2.67%	1.88%
Range of effective rates	1.08% - 5.44%	1.06% - 3.64%
We had approximately $319.9 million of available funds under the 2022 credit facility at December 31, 2022, based on the terms of the commitment. Available funds under the credit facility are based on a multiple of earnings before interest, taxes, depreciation and amortization as defined in the credit facility, and are reduced by letters of credit, other indebtedness and outstanding borrowings under the credit facility. Under the 2022 credit facility, loans are charged an interest rate consisting of a base rate or term SOFR rate plus an applicable margin, letters of credit are charged based on the same applicable margin, and a commitment fee is charged on the unused portion of the credit facility.
The 2022 credit facility contains certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens or other encumbrances, making certain payments, investments, or to sell or otherwise dispose of a substantial portion of assets, or to merge or consolidate with an unaffiliated entity. The 2022 credit facility also limits our ability to make dividend payments. Historically, we have not paid cash dividends on our common stock. Our Board of Directors has discretion over the payment and level of dividends on common stock,

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
subject to the limitations of the credit facility and applicable law. The credit facility contains a provision that, in the event of a defined change in control, the credit facility may be terminated. In addition, the 2022 credit facility contains financial covenants that require us to meet certain requirements with respect to (i) a total leverage ratio and (ii) minimum interest charge coverage ratio which may limit our ability to borrow up to the total commitment amount. As of December 31, 2022, we are in compliance with all covenants.
Other line of credit
We have an unsecured $20.0 million line of credit by and among CBIZ Benefits and Insurance, Inc., our wholly owned subsidiary, and the Huntington Bank. We utilize this line of credit to support our short-term funding requirements of payroll client fund obligations due to the investment of client funds, rather than liquidating client funds that have already been invested in available-for-sale securities. Refer to Note 6, Financial Instruments, for further discussion regarding these investments. The line of credit, which was renewed on August 1, 2022 and will terminate on August 3, 2023, did not have a balance outstanding at December 31, 2022 and 2021. Borrowings under the line of credit bear interest at the prime rate.
Interest expense
Interest expense, including amortization of deferred financing costs, commitment fees, line of credit fees, and other applicable bank charges, was as follows (in thousands):

	2022	2021	2020
Credit facilities	$8,033	$3,843	$4,919
Other line of credit	6	—	1
Other	—	25	63
	$8,039	$3,868	$4,983

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) at December 31, 2022 and 2021 were as follows (in thousands):

	2022	2021
Net unrealized loss on available-for-sale securities, net of income tax benefit of $571 and $51, respectively	$(1,518)	$(127)
Net unrealized income (loss) on interest rate swap, net of income tax expense (benefit) of $1,924 and $(41), respectively	5,885	(101)
Foreign currency translation	(763)	(739)
Accumulated other comprehensive income (loss)	$3,604	$(967)

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
Indemnifications - We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by us under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2022, we were not aware of any obligations arising under indemnification agreements that would require material payments, and therefore have not recorded a liability.
Employment Agreements - We maintain severance and employment agreements with certain of our executive officers, whereby such officers may be entitled to payment in the event of termination of their employment. We also have arrangements with certain non-executive employees which may include severance and other employment provisions. We accrue for amounts payable under these contracts and arrangements as triggering events occur and obligations become known. During the years ended December 31, 2022, 2021 and 2020, payments under such contracts and arrangements were not material.
Letters of Credit and Guarantees - We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $5.0 million and $3.4 million at December 31, 2022 and 2021, respectively. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.3 million and $2.3 million at December 31, 2022 and 2021, respectively.
Legal Proceedings - On December 19, 2016, CBIZ Operations was named as a defendant in a lawsuit filed by Zotec Partners, LLC ("Zotec") in the Marion County Indiana Superior Court. After various amendments, the lawsuit asserts claims under Indiana law for securities, statutory and common law fraud or deception, unjust enrichment, breach of contract, and vicarious liability against CBIZ Operations and a former employee of CBIZ MMP in connection with the sale of the CBIZ MMP medical billing practice to Zotec. The plaintiff claims that CBIZ Operations had a duty to disclose the fact, unknown to employees of CBIZ Operations at the time of the transaction, that the former employee had a financial arrangement with a Zotec vendor at the time CBIZ Operations sold CBIZ MMP to Zotec. The plaintiff is seeking damages of up to $177.0 million out of the $200.0 million transaction price. Trial was held in October 2021. The jury found in favor of CBIZ on all fraud, contract and other claims before it. On November 14, 2022, the trial court ruled in favor of CBIZ and against Zotec’s claim for statutory securities fraud. The court also ruled in favor of CBIZ on its counterclaim for indemnification under contract. The trial court is expected to set further proceedings to determine the amount of damages owed by Zotec to CBIZ.
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

NOTE 12. EMPLOYEE BENEFITS
Employee Savings Plan - We sponsor a qualified 401(k) defined contribution plan that covers substantially all of our employees. Participating employees may elect to contribute, on a tax-deferred basis, up to 80% of their pre-tax annual compensation (subject to a maximum permissible contribution under Section 401(k) of the Internal Revenue Code). Matching contributions by us are 50% of the first 6% of base compensation that the participant contributes, and additional amounts may be contributed at the discretion of the Board of Directors. Participants may elect to invest their contributions in various funds including: equity, fixed income, stable value, and balanced-lifecycle funds. Employer contributions (net of forfeitures) made to the plan during the years ended December 31, 2022, 2021 and 2020 were approximately $16.1 million, $13.2 million and $12.2 million, respectively.

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
We recorded a loss of $19.6 million related to those investments for the year ended December 31, 2022. In 2021 and 2020, respectively, we recorded income of $19.5 million and $15.4 million related to these investments. These investments are specifically designated as available to us solely for the purpose of paying benefits under the non-qualified deferred compensation plan. However, the investments in the rabbi trusts would be available to all unsecured general creditors in the event that we become insolvent.
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
The assets and liabilities related to the non-qualified deferred compensation plan at December 31, 2022 and 2021 were $118.9 million and $136.3 million, respectively.
NOTE 13. COMMON STOCK
Share Repurchase Program - Our Board of Directors approved various share repurchase programs that were effective during the years ended December 31, 2022 and 2021. Under these programs, shares may be purchased in the open market or in privately negotiated transactions according to SEC rules.
The Share Repurchase Program does not obligate us to acquire any specific number of shares and may be suspended at any time. Repurchased shares are held in treasury and may be reserved for future use in connection with acquisitions, employee share plans and other general purposes. Under the 2022 credit facility, described in Note 9, Debt and Financing Arrangements, share repurchases are unlimited when total leverage is less than 3.0. When leverage is greater than 3.0, the annual share repurchase is limited to $35.0 million.
Under the Share Repurchase Program, we repurchased 2.8 million and 3.0 million shares on the open market at a cost (including fees and commissions) of $122.8 million and $96.4 million during the years ended December 31, 2022 and 2021, respectively. Shares repurchased to settle statutory employee withholding related to vesting of stock awards were 0.2 million shares at a cost of $7.3 million during the year ended December 31, 2022 and 0.1 million shares at a cost of $3.0 million during the year ended December 31, 2021.
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
Stock Awards - Effective May 9, 2019, the CBIZ shareholders approved CBIZ, Inc. 2019 Stock Omnibus Incentive Plan (“2019 Plan”), which amended and restated the CBIZ, Inc. 2014 Stock Incentive Plan (“2014 Plan”), of which we have granted various stock-based awards through the year ended December 31, 2022. Effective January 1, 2020, the 2019 Plan replaced and superseded the 2014 Plan. The operating terms of the 2019 Plan are substantially similar to those of the 2014 Plan. Under the 2019 Plan, which expires in 2029, a maximum of 3.1 million stock options, restricted stock or other stock based compensation awards may be granted. Shares subject to award under the 2019 Plan may be either authorized but unissued shares of our common stock or treasury shares. The terms and vesting schedules for the share-based awards vary by type and date of grant. At December 31, 2022, approximately 1.8 million shares were available for future grant under the 2019 Plan.
During the years ended December 31, 2022, 2021 and 2020, we recognized compensation expense (before income tax expense) for these awards as follows (in thousands):

	2022	2021	2020
Stock options	$248	$1,291	$1,878
Restricted stock units and awards	5,204	5,603	4,960
Performance share units	9,237	4,513	2,031
Total share-based compensation expense	$14,689	$11,407	$8,869
Stock Options - Certain employees and non-employee directors were granted stock options. Stock options awarded to non-employee directors have generally been granted with immediate vesting. Stock options awarded to employees are generally subject to a 25% incremental vesting schedule over a four-year period commencing from the date of grant. At the discretion of the Compensation Committee of the Board of Directors, options awarded under the 2019 Plan may vest in a time period shorter than four years. Stock options expire six years from the date of grant and are awarded with an exercise price equal to the market value of our common stock on the date of grant. Stock options may be granted alone or in addition to other awards and may be of two types: incentive stock options and non-qualified stock options. During the year ended December 31, 2021 and 2020, we granted 50 thousand and 50 thousand stock options to non-employee directors, respectively. We did not grant any stock options during the year ended December 31, 2022.
Stock option activity during the year ended December 31, 2022 was as follows (number of options in thousands):

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2021	1,223	$17.71
Exercised	(670)	$14.98
Outstanding at December 31, 2022	553	$21.03	1.83 years	$14.3
Vested and exercisable at December 31, 2022	553	$21.03	1.83 years	$14.3
•The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2021 and 2020 was $0.4 million and $0.3 million, respectively.
•The aggregate intrinsic value of stock options exercised during each of the years ended December 31, 2022, 2021 and 2020 was $19.1 million, $13.6 million and $8.9 million, respectively. The intrinsic value is calculated as the difference between our stock price on the exercise date and the exercise price of each option exercised.
•At December 31, 2022, we didn't have any unrecognized compensation cost for stock options.

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
Restricted stock units and awards activity during the year ended December 31, 2022 was as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant-Date Fair Value (1)
Non-vested at December 31, 2021	389	$25.07
Granted	130	$38.53
Vested	(238)	$23.47
Forfeited	(4)	$34.04
Non-vested at December 31, 2022	277	$32.62
(1)Represents weighted average market value of the shares as the awards are granted at no cost to the recipients.
•At December 31, 2022, we had unrecognized compensation cost for restricted stock units and awards of $5.2 million to be recognized over a weighted average period of approximately 0.73 years.
•The total fair value of shares vested during the years ended December 31, 2022, 2021 and 2020 was approximately $5.6 million, $4.9 million and $4.6 million, respectively.
•The market value of shares awarded during the years ended December 31, 2022, 2021 and 2020 was $5.0 million, $5.0 million and $4.3 million, respectively. This market value was recorded as unearned compensation and is recognized as expense ratably over the periods which the restrictions lapse.
•Awards outstanding at December 31, 2022 will be released from restrictions at dates ranging from February, 2023 through February, 2025.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Performance Share Units (“PSUs”) - PSUs are earned based on our financial performance over a contractual term of three years and the associated expense is recognized over that period based on the fair value of the award. A three-year cliff vesting schedule of the PSUs is dependent upon the Company’s performance relative to pre-established goals based on earnings per share target (weighted 70%) and total growth in revenue (weighted 30%). The fair value of PSUs is calculated using the market value of our common stock on the date of grant. For performance achieved above specified levels, the recipient may earn additional shares of stock, not to exceed 200% of the number of PSUs initially granted.
The following table presents our PSUs award activity during the twelve months ended December 31, 2022 (in thousands, except per share data):

	Performance Share Units	Weighted Average Grant-Date Fair Value Per Unit (1)
Outstanding at December 31, 2021	473	$23.64
Granted	103	$38.15
Vested	(211)	$19.82
Adjustments for performance results (2)	122	$25.75
Forfeited	(5)	$33.21
Outstanding at December 31, 2022	482	$28.84
(1) Represents weighted average market value of the shares; awards are granted at no cost to the recipients.
(2) Represents the change in the number of performance awards earned based on performance achievement for the performance period.

NOTE 15. EARNINGS PER SHARE
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share from continuing operations for the years ended December 31, 2022, 2021 and 2020 (in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Income from continuing operations	$105,372	$70,911	$78,347
Denominator:
Basic
Weighted average common shares outstanding	51,502	52,637	54,288
Diluted
Stock options (1)	487	683	802
Restricted stock awards	141	192	195
Contingent shares (2)	14	—	74
Performance share units (3)	244	211	—
Diluted weighted average common shares outstanding	52,388	53,723	55,359
Earnings Per Share:
Basic earnings per share from continuing operations	$2.05	$1.35	$1.44
Diluted earnings per share from continuing operations	$2.01	$1.32	$1.42

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(1)For the years ended December 31, 2022, 2021 and 2020, a total of 68 thousand, 23 thousand and 253 thousand stock based awards, respectively, were excluded from the calculation of diluted earnings per share as their exercise prices would render them anti-dilutive.
(2)Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by us once future conditions have been met. For further details, refer to Note 18, Business Combinations.
(3)The denominator used in calculating diluted earnings per share did not include 0.2 million and 0.3 million performance share units for the twelve months ended December 31, 2022 and 2021, respectively. The performance conditions associated with these performance share units were not met and consequently none of these performance share units were considered as issuable for the years ended December 31, 2022 and 2021.
NOTE 16. LEASES
We determine if a contract is a lease at inception. We have leases for office space and facilities, automobiles and certain information technology equipment. All of our leases are classified as operating leases and the majority of which are for office space and facilities.
Supplemental balance sheet information related to the Company’s operating leases as of December 31, 2022 and 2021 was as follows (in thousands):

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term	6.3 years	6.4 years
Weighted-average discount rate	4.14%	3.54%
The components of lease cost and other lease information as of and during the year ended December 31, 2022 and 2021 are as follows (in thousands):

	December 31, 2022	December 31, 2021
Operating lease cost	$43,716	$35,584
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows for operating leases	$45,378	$38,042
Our leases have remaining lease terms ranging from 1 to 10 years. These leases generally contain renewal options for periods ranging from two to five years. Because the Company is not reasonably certain to exercise these renewal options, the options are not included in the lease term, and associated potential option payments are excluded from lease payments.
Maturities of operating lease liabilities at December 31, 2022 and minimum cash commitments under operating leases at December 31, 2021 were as follows (in thousands):

December 31, 2022
2023	$44,595
2024	40,516
2025	38,978
2026	35,205
2027	31,230
Thereafter	51,756
Total undiscounted lease payments	242,280
Less: imputed interest	(31,468)
Total lease liabilities	$210,812

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

December 31, 2021
2022	$36,202
2023	33,490
2024	29,153
2025	27,779
2026	23,213
Thereafter	50,311
Total undiscounted lease payments	200,148
Less: imputed interest	(23,754)
Total lease liabilities	$176,394
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
A number of the businesses acquired by us are located in properties owned indirectly by and leased from persons employed by us, none of whom are members of our senior management. In the aggregate, we paid approximately $1.9 million, $2.3 million and $2.2 million during the years ended December 31, 2022, 2021 and 2020, respectively, under such leases.
Jerome Grisko, President and CEO of CBIZ, is a board member of Global Prairie PBC, Inc. ("Global Prairie"). Global Prairie performed consulting work for us during the year ended December 31, 2022 for which we paid approximately $0.2 million.
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
During the year ended December 31, 2022, we completed the following acquisitions:
◦Effective January 1, 2022, we acquired all of the non-attest assets of Marks Paneth LLP ("Marks Paneth"). Marks Paneth, based in New York City, is a provider of a full range of accounting, tax and consulting services to a wide range of industries. Marks Paneth is included as a component of our

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Financial Services practice group. Operating results are reported in the Financial Services practice group.
◦Effective July 1, 2022, we acquired substantially all the assets of Stinnett & Associates, LLC ("Stinnett"). Stinnett, located in Tulsa, Oklahoma, is a professional advisory firm and certified Women's Business Enterprise providing internal audit, Sarbanes-Oxley compliance, cybersecurity reviews, business continuity and disaster recovery, and fraud investigations to businesses of all sizes including Fortune 1000 organizations in a variety of industries. Operating results are reported in the Financial Services practice group.
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
The acquisitions of Marks Paneth and Stinnett added approximately $148.1 million in incremental revenue in 2022. During the year ended December 31, 2022, we recorded approximately $10.5 million in non-recurring transaction, retention and integration related costs associated with the Marks Paneth acquisition. Pro forma results of operations for these acquisitions have not been presented because the effects of these acquisitions were not material, either individually or in aggregate, to our total revenue, income from continuing operations, and net income for year ended December 31, 2022 and 2021, respectively.
The following table summarizes the aggregated consideration and purchase price allocation for the acquisitions completed during the year ended December 31, 2022 and 2021, respectively (in thousands):

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	2022	2021
Common stock issued (number)	42	207
Common stock value	$1,668	$6,940
Cash paid	79,141	66,651
Recorded contingent consideration	74,199	39,665
Total recorded purchase price	$155,008	$113,256
Accounts receivable acquired, net	$20,429	$9,838
Fixed assets acquired	1,933	1,473
Identifiable intangible assets acquired	53,400	42,422
Operating lease right-of-use asset acquired, net	49,291	19,153
Other assets acquired, net	1,693	848
Operating lease liability acquired - current	(5,860)	(3,020)
Other current liabilities acquired	(1,594)	(1,771)
Operating lease liability acquired - noncurrent	(43,431)	(16,133)
Goodwill	79,147	60,446
Total net assets acquired	$155,008	$113,256
Maximum potential contingent consideration	$77,075	$41,720
The following table summarizes the aggregated goodwill and intangible asset amounts resulting from those acquisitions for the twelve months ended December 31, 2022 and 2021, respectively (in thousands):

	Twelve Months Ended December 31,
	2022		2021
	Financial Services	Benefits & Insurance	Financial Services	Benefits & Insurance
Goodwill	$79,147	$—	$58,646	$1,800
Client list	53,400	—	40,950	1,290
Other intangibles	—	—	136	46
Total	$132,547	$—	$99,732	$3,136
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
The following table summarizes the changes in contingent purchase price consideration for previous acquisitions and contingent payments made for previous business acquisitions during the year ended December 31, 2022 and 2021, respectively (in thousands):

	2022	2021
Net expense	2,435	2,367
Cash settlement paid	21,113	13,785
Shares issued (number)	65	109

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Divestitures and Sale of Assets
In 2022, we sold one small book of business for $2.5 million in the Benefits and Insurance Services practice group and recorded a gain of $2.4 million. This gain is recorded as "Other (expense) income, net" in the accompanying Condensed Consolidated Statements of Comprehensive Income. Gain on book of business sales in 2021 was immaterial.
Divested operations and assets that do not qualify for treatment as discontinued operations are recorded as “Gain (loss) on sale of operations, net” in the accompanying Consolidated Statements of Comprehensive Income. In 2021, we sold one business for $9.7 million in the Benefit and Insurance practice group and recorded a gain of $6.3 million.
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
We operate in the United States and Canada and revenue generated from such operations during the years ended December 31, 2022, 2021 and 2020 was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$1,410,255	$1,103,183	$962,272
Canada	1,724	1,742	1,625
Total revenue	$1,411,979	$1,104,925	$963,897
There is no one customer that represents a significant portion of our revenue.
Segment information for the years ended December 31, 2022, 2021 and 2020 is presented below (in thousands). We do not manage our assets on a segment basis, therefore segment assets are not presented below.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	For the Year Ended December 31, 2022
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$1,010,068	$358,007	$43,904	$—	$1,411,979
Operating expenses	850,038	290,387	39,201	8,986	1,188,612
Gross margin	160,030	67,620	4,703	(8,986)	223,367
Corporate general and administrative expenses	—	—	—	55,023	55,023
Operating income (loss)	160,030	67,620	4,703	(64,009)	168,344
Other income (expense):
Interest expense	—	(6)	—	(8,033)	(8,039)
Gain on sale of operations, net	413	—	—	—	413
Other income (expense), net	269	2,392	10	(21,896)	(19,225)
Total other income (expense)	682	2,386	10	(29,929)	(26,851)
Income (loss) from continuing operations before income tax expense	$160,712	$70,006	$4,713	$(93,938)	$141,493

	For the Year Ended December 31, 2021
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$734,026	$332,323	$38,576	$—	$1,104,925
Operating expenses	608,238	271,650	34,494	31,253	945,635
Gross margin	125,788	60,673	4,082	(31,253)	159,290
Corporate general and administrative expenses	—	—	—	56,150	56,150
Legal settlement, net	—	—	—	30,468	30,468
Operating income (loss)	125,788	60,673	4,082	(117,871)	72,672
Other income (expense):
Interest expense	—	—	—	(3,868)	(3,868)
(Loss) gain on sale of operations, net	(289)	6,284	—	—	5,995
Other income, net	263	827	3	17,148	18,241
Total other (expense) income	(26)	7,111	3	13,280	20,368
Income (loss) from continuing operations before income tax expense	$125,762	$67,784	$4,085	$(104,591)	$93,040

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	For the Year Ended December 31, 2020
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$629,778	$297,758	$36,361	$—	$963,897
Operating expenses	525,209	248,357	32,637	19,148	825,351
Gross margin	104,569	49,401	3,724	(19,148)	138,546
Corporate general and administrative expenses	—	—	—	46,066	46,066
Operating income (loss)	104,569	49,401	3,724	(65,214)	92,480
Other income (expense):
Interest expense	—	(34)	—	(4,949)	(4,983)
(Loss) gain on sale of operations, net	(612)	103	—	—	(509)
Other income, net	262	196	1	16,041	16,500
Total other (expense) income	(350)	265	1	11,092	11,008
Income (loss) from continuing operations before income tax expense	$104,219	$49,666	$3,725	$(54,122)	$103,488

NOTE 20. SUBSEQUENT EVENTS

Share Repurchase Program

Subsequent to December 31, 2022 and up to February 22, 2023, we repurchased approximately 0.1 million shares of our common stock on the open market at a total cost of approximately $4.5 million.
On February 7, 2023, our Board of Directors authorized the continuation of the Share Repurchase Program, which has been renewed annually for the past nineteen years. It is effective beginning March 31, 2023, to which the amount of shares to be purchased will be reset to 5.0 million, and expires one year from the respective effective date. This authorization allows us to purchase shares of our common stock (i) in the open market, (ii) in privately negotiated transactions, or (iii) under Rule 10b5-1trading plans.

Somerset Acquisition
Effective February 1, 2023, we acquired the non-attest assets of Somerset CPAs and Advisors ("Somerset"). Somerset, based in Indianapolis, IN, is a provider of a full range of accounting, tax, and financial advisory services to clients in a wide array of industries. Mayer Hoffman, with whom we maintain an ASA, acquired the attest assets from Somerset in a separate transaction. Annualized revenue from Somerset is estimated at $55.0 million. Somerset is included as a component of our Financial Services practice group.