Form 10-Q
period 2023-03-31
CBIZ, Inc.
filed 2023-04-28
CIK 944148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at April 24, 2023
Common Stock, par value $0.01 per share	50,126,705

CBIZ, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,265	$4,697
Restricted cash	25,109	28,487
Accounts receivable, net	442,781	334,498
Other current assets	31,462	29,431
Current assets before funds held for clients	501,617	397,113
Funds held for clients	148,240	171,313
Total current assets	649,857	568,426
Non-current assets:
Property and equipment, net	46,933	45,184
Goodwill and other intangible assets, net	1,005,873	951,702
Assets of deferred compensation plan	128,892	118,862
Right-of-use assets, net	193,907	184,043
Other non-current assets	12,734	10,907
Total non-current assets	1,388,339	1,310,698
Total assets	$2,038,196	$1,879,124
LIABILITIES
Current liabilities:
Accounts payable	$82,705	$80,725
Income taxes payable	24,895	1,607
Accrued personnel costs	68,934	130,456
Contingent purchase price liabilities	65,152	63,262
Operating lease liabilities	37,324	36,358
Other current liabilities	31,932	26,532
Current liabilities before client fund obligations	310,942	338,940
Client fund obligations	150,216	173,467
Total current liabilities	461,158	512,407
Non-current liabilities:
Bank debt	403,700	265,700
Debt issuance costs	(1,928)	(2,046)
Total long-term debt, net	401,772	263,654
Income taxes payable	2,330	2,211
Deferred income taxes, net	27,013	24,763
Deferred compensation plan obligations	128,892	118,862
Contingent purchase price liabilities	60,604	68,748
Lease liabilities	183,379	174,454
Other non-current liabilities	1,118	573
Total non-current liabilities	805,108	653,265
Total liabilities	1,266,266	1,165,672
STOCKHOLDERS' EQUITY
Common stock	1,370	1,363
Additional paid in capital	814,686	799,147
Retained earnings	807,276	734,116
Treasury stock	(853,793)	(824,778)
Accumulated other comprehensive income	2,391	3,604
Total stockholders’ equity	771,930	713,452
Total liabilities and stockholders’ equity	$2,038,196	$1,879,124

See the accompanying notes to the unaudited condensed consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenue	$454,606	$391,722
Operating expenses	341,011	290,299
Gross margin	113,595	101,423
Corporate general and administrative expenses	15,598	16,309
Operating income	97,997	85,114
Other income (expense):
Interest expense	(3,641)	(1,259)
Gain on sale of operations, net	99	—
Other income (expense), net	5,112	(6,407)
Total other income (expense), net	1,570	(7,666)
Income before income tax expense	99,567	77,448
Income tax expense	26,407	19,321
Net Income	73,160	58,127
Earnings per share:
Basic	$1.45	$1.12
Diluted	$1.44	$1.10
Basic weighted average shares outstanding	50,367	52,119
Diluted weighted average shares outstanding	50,762	52,955
Comprehensive income:
Net income	$73,160	$58,127
Other comprehensive (loss) income, net of tax	(1,213)	1,925
Comprehensive income	$71,947	$60,052

See the accompanying notes to the unaudited condensed consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Totals
December 31, 2022	136,295	86,115	$1,363	$799,147	$734,116	$(824,778)	$3,604	$713,452
Net income	—	—	—	—	73,160	—	—	73,160
Other comprehensive loss	—	—	—	—	—	—	(1,213)	(1,213)
Share repurchases	—	428	—	—	—	(20,791)	—	(20,791)
Indirect repurchase of shares for minimum tax withholding	—	169	—	—	—	(8,224)	—	(8,224)
Restricted stock units and awards	123	—	1	(1)	—	—	—	—
Performance share units	244	—	2	(2)	—	—	—	—
Stock options exercised	189	—	2	3,627	—	—	—	3,629
Stock-based compensation	—	—	—	3,831	—	—	—	3,831
Business acquisitions	173	—	2	8,084	—	—	—	8,086
March 31, 2023	137,024	86,712	$1,370	$814,686	$807,276	$(853,793)	$2,391	$771,930

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Totals
December 31, 2021	135,187	83,149	$1,352	$770,117	$628,762	$(694,716)	$(967)	$704,548
Net income	—	—	—	—	58,127	—	—	58,127
Other comprehensive income	—	—	—	—	—	—	1,925	1,925
Share repurchases	—	148	—	—	—	(5,999)	—	(5,999)
Indirect repurchase of shares for minimum tax withholding	—	165	—	—	—	(6,373)	—	(6,373)
Restricted stock units and awards	92	—	1	(1)	—	—	—	—
Performance share units	211	—	2	(2)	—	—	—	—
Stock options exercised	247	—	3	3,221	—	—	—	3,224
Stock-based compensation	—	—	—	3,689	—	—	—	3,689
Business acquisitions	19	—	—	707	—	—	—	707
March 31, 2022	135,756	83,462	$1,358	$777,731	$686,889	$(707,088)	$958	$759,848

See the accompanying notes to the unaudited condensed consolidated financial statement

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$73,160	$58,127
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	8,625	8,173
Gain on sale of operations, net	(99)	—
Bad debt expense, net of recoveries	461	549
Adjustment to contingent earnout liability	630	642
Stock-based compensation expense	3,831	3,689
Deferred income taxes	2,641	2,944
Other, net	108	48
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(99,423)	(93,222)
Other assets	(188)	(2,441)
Accounts payable	1,049	3,370
Income taxes payable	23,408	16,100
Accrued personnel costs	(61,898)	(39,243)
Other liabilities	3,184	(9,626)
Net cash used in operating activities	(44,511)	(50,890)
Cash flows from investing activities:
Business acquisitions and purchases of client lists, net of cash acquired	(39,055)	(72,469)
Purchases of client fund investments	—	(8,450)
Proceeds from the sales and maturities of client fund investments	500	2,370
Proceeds from sales of divested operations	120	55
Change in funds held for clients	5	85
Additions to property and equipment	(3,599)	(833)
Other, net	(3,867)	(2,289)
Net cash used in investing activities	(45,896)	(81,531)
Cash flows from financing activities:
Proceeds from bank debt	348,600	268,000
Payment of bank debt	(210,600)	(124,400)
Payment for acquisition of treasury stock	(19,776)	(5,199)
Indirect repurchase of shares for minimum tax withholding	(8,224)	(6,373)
Changes in client funds obligations	(23,251)	42,499
Proceeds from exercise of stock options	3,629	3,224
Payment of contingent consideration for acquisitions and client lists	(28,600)	(7,305)
Net cash provided by financing activities	61,778	170,446
Net (decrease) increase in cash, cash equivalents and restricted cash	(28,629)	38,025
Cash, cash equivalents and restricted cash at beginning of year	160,145	150,474
Cash, cash equivalents and restricted cash at end of period	$131,516	$188,499

Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$2,265	$558
Restricted cash	25,109	33,394
Cash equivalents included in funds held for clients	104,142	154,547
Total cash, cash equivalents and restricted cash	$131,516	$188,499

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
Unaudited Interim Financial Statements: The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
In the opinion of CBIZ management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2023.
Use of Estimates: The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Changes in circumstances could cause actual results to differ materially from these estimates.
Changes in Accounting Policies: We have consistently applied the accounting policies for the periods presented as described in Note 1, Basis of Presentation and Significant Accounting Policies, to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Reclassifications: Certain prior period amounts have been reclassified to conform to current year's presentation.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS
The FASB ASC is the sole source of authoritative GAAP other than the SEC issued rules and regulations that apply only to SEC registrants. The FASB issues an ASU to communicate changes to the FASB ASC. We assess and review the impact of all issued ASUs. During the three months ended March 31, 2023, we have implemented all new ASUs that are in effect and that may impact our consolidated financial statements.

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
Accounts receivable, net, at March 31, 2023 and December 31, 2022 was as follows (in thousands):

	March 31, 2023	December 31, 2022
Trade accounts receivable	$285,876	$267,409
Unbilled revenue, at net realizable value	178,811	87,890
Total accounts receivable	464,687	355,299
Allowance for doubtful accounts	(21,906)	(20,801)
Accounts receivable, net	$442,781	$334,498

Changes to the allowance for doubtful accounts for the three months ended March 31, 2023 and twelve months ended December 31, 2022 were as follows (in thousands):

	March 31, 2023	December 31, 2022
Balance at beginning of period	$(20,801)	$(16,158)
Provision	(2,055)	(13,545)
Charge-offs, net of recoveries	950	8,902
Allowance for doubtful accounts	$(21,906)	$(20,801)

NOTE 4. DEBT AND FINANCING ARRANGEMENTS
On May 4, 2022, we entered into a credit facility ( the "2022 credit facility" or the "credit facility"), which amended and restated the 2018 credit facility. The 2022 credit facility increased our borrowing capacity from $400 million to $600 million, providing us with the capital necessary to meet our working capital needs as well as the flexibility to continue with our strategic initiatives, including business acquisitions and share repurchases. Other important key terms of the 2022 credit facility included: (i) an accordion feature that permits lenders to extend an additional $200 million at later date; (ii) no change in pricing from the 2018 credit facility; (iii) upsizing of baskets and various sublimits to reflect the increased size of the Company's business; (iv) a swing line facility increase from $25 million to $50 million, providing for same-day funds to cover daily liquidity needs; and (v) base interest rate amended from LIBOR to Term SOFR.
The 2022 credit facility matures on May 4, 2027. The balance outstanding under the 2022 credit facility was $403.7 million and $265.7 million at March 31, 2023 and December 31, 2022, respectively.
The combined effective interest rates under the 2018 and 2022 credit facilities, including the impact of interest rate swaps associated with those credit facilities, for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Weighted average rates	4.54%	1.79%
Range of effective rates	1.93% - 8.00%	1.08% - 3.64%
We had approximately $190.0 million of available funds under the 2022 credit facility at March 31, 2023, net of outstanding letters of credit of $5.0 million. Available funds under the credit facility are based on a multiple of earnings before interest, taxes, depreciation and amortization as defined in the credit facility, and are reduced by letters of credit, other indebtedness and outstanding borrowings under the credit facility. Under the 2022 credit facility, loans are charged an interest rate consisting of a base rate or Term SOFR rate plus an applicable margin, letters of credit are charged based on the same applicable margin, and a commitment fee is charged on the unused portion of the credit facility.
The 2022 credit facility contains certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens or other encumbrances, making certain payments, investments, or to sell or otherwise dispose of a substantial portion of assets, or to merge or consolidate with an unaffiliated entity. The 2022 credit facility also limits our ability to make dividend payments. Historically, we have not paid cash dividends on our common stock. Our Board of Directors has discretion over the payment and level of dividends on common stock, subject to the limitations of the credit facility and applicable law. The credit facility contains a provision that, in the event of a defined change in control, the credit facility may be terminated. In addition, the 2022 credit facility contains financial covenants that require us to meet certain requirements with respect to (i) a total leverage ratio and (ii) minimum interest coverage ratio which may limit our ability to borrow up to the total commitment amount. As of March 31, 2023, we are in compliance with all covenants.
Other Line of Credit - We have an unsecured $20.0 million line of credit by and among CBIZ Benefits and Insurance, Inc. and Huntington National Bank. We utilize this line to support our short-term funding requirements of payroll client fund obligations due to the investment of client funds, rather than liquidating client funds that have already been invested in available-for-sale securities. The line of credit, which was renewed on August 1, 2022 and will terminate on August 3, 2023, did not have a balance outstanding at March 31, 2023.
Interest Expense - Interest expense, including amortization of deferred financing costs, commitment fees, line of credit fees, and other applicable bank charges, for the three months ended March 31, 2023 and 2022 was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Credit facilities	$3,640	$1,259
Other	1	—
Total	$3,641	$1,259

NOTE 5. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Guarantees - We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $5.0 million and $5.0 million at March 31, 2023 and December 31, 2022, respectively. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.2 million and $2.3 million at March 31, 2023 and December 31, 2022, respectively.
Legal Proceedings - On December 19, 2016, CBIZ Operations, Inc. ("CBIZ Operations") was named as a defendant in a lawsuit filed by Zotec Partners, LLC (“Zotec”) in the Marion County Indiana Superior Court. After various amendments, the lawsuit asserted claims under Indiana law for securities, statutory and common law fraud or deception, unjust enrichment, breach of contract, and vicarious liability against CBIZ Operations and a former employee of CBIZ MMP in connection with the sale of the CBIZ MMP medical billing practice to Zotec. The plaintiff claimed that CBIZ Operations had a duty to disclose the fact, unknown to employees of CBIZ Operations at the time of the transaction, that the former employee had a financial arrangement with a Zotec vendor at the time CBIZ Operations sold CBIZ

MMP to Zotec. The plaintiff sought damages of up to $177.0 million out of the $200.0 million transaction price. Trial was held in October 2021. The jury found in favor of CBIZ on all fraud, contract and other claims before it. On November 14, 2022, the trial court ruled in favor of CBIZ and against Zotec’s claim for statutory securities fraud. The court also ruled in favor of CBIZ on its counterclaim for indemnification under contract. The trial court is expected to set further proceedings to determine the amount of damages owed by Zotec to CBIZ.
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

NOTE 6. FINANCIAL INSTRUMENTS
Available-For-Sale Debt Securities - In connection with certain services provided by our payroll operations, we collect funds from our clients’ accounts in advance of paying client obligations. These funds held for clients are segregated and invested in accordance with our investment policy, which requires all investments carry an investment grade rating at the time of initial investment. These investments, primarily consisting of corporate and municipal bonds, are classified as available-for-sale and are included in the “Funds held for clients” line item on the accompanying unaudited Condensed Consolidated Balance Sheets. The par value of these investments totaled $43.9 million and $44.4 million at March 31, 2023 and December 31, 2022, respectively, and had maturity or callable dates ranging from April 2023 through November 2025.
At March 31, 2023, unrealized losses on the securities were not material and have not been recognized as a credit loss because the bonds are investment grade quality and management is not required or does not intend to sell prior to an expected recovery in value. The bond issuers continue to make timely principal and interest payments.
The following table summarizes activities related to these investments for the three months ended March 31, 2023 and the twelve months ended December 31, 2022 (in thousands):

	Three Months Ended March 31, 2023	Twelve Months Ended December 31, 2022
Fair value at beginning of period	$43,485	$38,670
Purchases	—	19,771
Redemptions	—	(5,630)
Maturities	(500)	(6,770)
Change in bond premium	(91)	(645)
Fair market value adjustment	250	(1,911)
Fair value at end of period	$43,144	$43,485
In addition to the available-for-sale debt securities discussed above, we also held other depository assets in the amount of $1.0 million and $0.9 million at March 31, 2023 and December 31, 2022, respectively. Those depository assets are classified as Level 1 in the fair value hierarchy.
Interest Rate Swaps - We utilize interest rate swaps to manage interest rate risk exposure associated with our floating-rate debt under the 2022 credit facility, or the forecasted acquisition of such liability. We do not purchase or hold any derivative instruments for trading or speculative purposes. Refer to the Annual Report on Form 10-K for the year ended December 31, 2022 for further discussion on our interest rate swaps.
During the first quarter of 2023, we entered into a new 5-year interest rate swap with a notional value of $25.0 million and fixed rate of 3.669%. As of March 31, 2023, we have five interest rate swaps outstanding. Under the terms of the interest rate swaps, we pay interest at a fixed rate of interest plus applicable margin as stated in the amended agreements, and receive interest that varies with the one-month Term SOFR.

The following table summarizes our outstanding interest rate swaps and their classification in the accompanying unaudited Condensed Consolidated Balance Sheets at March 31, 2023 and December 31, 2022 (amounts in thousands):

	March 31, 2023
	Notional Amount	Fixed Rate	Expiration	Fair Value	Balance Sheet Location
Interest rate swap	$15,000	2.571%	6/1/2023	$58	Other current asset
Interest rate swap	$50,000	0.834%	4/14/2025	$3,127	Other non-current asset
Interest rate swap	$30,000	1.186%	12/14/2026	$2,399	Other non-current asset
Interest rate swap	$20,000	2.450%	8/14/2027	$768	Other non-current asset
Interest rate swap	$25,000	3.669%	4/14/2028	$(394)	Other non-current liability

	December 31, 2022
	Notional Amount	Fixed Rate	Expiration	Fair Value	Balance Sheet Location
Interest rate swap	$15,000	2.571%	6/1/2023	$133	Other current asset
Interest rate swap	$50,000	0.834%	4/14/2025	$3,726	Other non-current asset
Interest rate swap	$30,000	1.186%	12/14/2026	$2,871	Other non-current asset
Interest rate swap	$20,000	2.450%	8/14/2027	$1,079	Other non-current asset
Refer to Note 7, Fair Value Measurements, for additional disclosures regarding fair value measurements.
The following table summarizes the effects of the interest rate swaps on the accompanying unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022 (in thousands):

(Loss) Gain Recognized in AOCI, net of tax	Gain (Loss) Reclassified from AOCI into Expense

	Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022
Interest rate swaps	$(715)	$2,607	$897	$(343)

NOTE 7. FAIR VALUE MEASUREMENTS
The following table summarizes our assets and (liabilities) at March 31, 2023 and December 31, 2022, respectively, that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (in thousands):

	Level	March 31, 2023	December 31, 2022
Deferred compensation plan assets	1	$128,892	$118,862
Available-for-sale debt securities	1	43,144	43,485
Other depository assets	1	953	868
Deferred compensation plan liabilities	1	(128,892)	(118,862)
Interest rate swaps	2	5,958	7,809
Contingent purchase price liabilities	3	(125,756)	(132,010)
During the three months ended March 31, 2023 and 2022, there were no transfers between the valuation hierarchy Levels 1, 2 and 3. The following table summarizes the change in Level 3 fair values of our contingent purchase price liabilities for the three months ended March 31, 2023 and 2022 (pre-tax basis) (in thousands):

	2023	2022
Beginning balance – December 31	$(132,010)	$(79,139)
Additions from business acquisitions	(24,840)	(64,648)
Settlement of contingent purchase price liabilities	31,724	7,895
Change in fair value of contingencies	(10)	80
Change in net present value of contingencies	(620)	(722)
Ending balance – March 31	$(125,756)	$(136,534)
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

NOTE 8. OTHER COMPREHENSIVE (LOSS) INCOME
The following table is a summary of other comprehensive (loss) income and discloses the tax impact of each component of other comprehensive (loss) income for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net unrealized gain (loss) on available-for-sale securities, net of income taxes (1)	$179	$(939)
Net unrealized (loss) gain on interest rate swaps, net of income taxes(2)	(1,388)	2,866
Foreign currency translation	(4)	(2)
Total other comprehensive (loss) income	$(1,213)	$1,925

(1)Net of income tax expense of $71 and income tax benefit of $352 for the three months ended March 31, 2023 and 2022, respectively.
(2)Net of income tax benefit of $463 and income tax expense of $928 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 9. EMPLOYEE STOCK PLANS
The 2019 Stock Omnibus Incentive Plan (the “2019 Plan”), which expires in 2029, permits the grant of various forms of stock-based awards. The terms and vesting schedules for the stock-based awards vary by type and date of grant. A maximum of 3.1 million stock options, restricted stock or other stock-

based compensation awards may be granted. Shares subject to award under the 2019 Plan may be either authorized but unissued shares of our common stock or treasury shares. Refer to the Annual Report on Form 10-K for the year ended December 31, 2022 for further discussion on the 2019 Plan.
Compensation expense for stock-based awards recognized during the three months ended March 31, 2023 and 2022 was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Stock options	$768	$173
Restricted stock units and awards	1,259	1,493
Performance share units	1,804	2,023
Total stock-based compensation expense	$3,831	$3,689
Stock Options and Restricted Stock Units and Awards – The following table presents our stock options and restricted stock units and awards activity during the three months ended March 31, 2023 (in thousands, except per share data):

	Stock Options		Restricted Stock Units and Awards
	Number of Options	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant-Date Fair Value (1)
Outstanding at beginning of year	553	$21.03	277	$32.62
Granted	50	$48.40	88	$48.40
Exercised or released	(189)	$19.20	(123)	$29.87
Outstanding at March 31, 2023	414	$25.16	242	$39.76
Exercisable at March 31, 2023	414	$25.16

(1)Represents weighted average market value of the shares; awards are granted at no cost to the recipients.

CBIZ utilized the Black-Scholes-Merton options pricing model to determine the fair value of stock options on the date of grant. The per-share fair value of stock options granted on February 8, 2023 was $15.35. The following weighted average assumptions were utilized:

Three Months Ended March 31, 2023
Expected volatility (1)	28.57%
Expected option life (years) (2)	4.74
Risk-free interest rate (3)	3.89%
Expected dividend yield (4)	—%

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
The following table presents our PSU award activity during the three months ended March 31, 2023 (in thousands, except per share data):

	Performance Share Units	Weighted Average Grant-Date Fair Value Per Unit (1)
Outstanding at beginning of year	482	$28.84
Granted	88	$48.40
Vested	(244)	$25.75
Outstanding at March 31, 2023	326	$36.46
(1)Represents weighted average market value of the performance share units; PSUs are granted at no cost to the recipients.

NOTE 10. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022 (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net Income	$73,160	$58,127
Denominator:
Basic
Weighted average common shares outstanding	50,367	52,119
Diluted
Stock options (1)	271	619
Restricted stock units and awards (1)	122	217
Contingent shares (2)	2	—
Diluted weighted average common shares outstanding (3)	50,762	52,955
Basic earnings per share	$1.45	$1.12
Diluted earnings per share	$1.44	$1.10

(1)A total of 80 thousand and 55 thousand shares of stock-based awards were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2023 and 2022, as their effect would be anti-dilutive.
(2)Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by us once future considerations have been met. Refer to Note 11, Business Combinations, for further details.
(3)The denominator used in calculating diluted earnings per share did not include 326 thousand and 363 thousand performance share units for both the three months ended March 31, 2023 and 2022, respectively. The performance conditions associated with these performance share units were not met and consequently none of these performance share units were considered as issuable for the three months ended March 31, 2023 and 2022.

NOTE 11. BUSINESS COMBINATIONS
Business Combinations
During the three months ended March 31, 2023, we completed the following acquisitions:
•Effective January 1, 2023, we acquired all of the assets of Danenhauer and Danenhauer, Inc, ("Danenhauer and Danenhauer"). Danenhauer and Danenhauer, based in California, is a provider of forensic accounting, business valuation, expert witness testimony, and other services for businesses and individuals. Danenhauer and Danenhauer is included as a component of our Financial Services practice group. Operating results are reported in the Financial Services practice group.
•Effective February 1, 2023, we acquired the non-attest assets of Somerset CPAs and Advisors ("Somerset"). Somerset, based in Indianapolis, IN, is a provider of a full range of accounting, tax, and financial advisory services to clients in a wide array of industries. Somerset is included as a component of our Financial Services practice group. Operating results are reported in the Financial Services practice group.
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
The 2023 acquisitions are expected to add approximately $56.1 million annualized revenue in 2023. For the three months ended March 31, 2023, we recorded approximately $1.6 million in non-recurring transaction, retention and integration related costs associated with the Somerset acquisition. Pro forma results of operations for these acquisitions have not been presented because the effects of these acquisitions were not material, either individually or in aggregate, to our total revenue and net income for the three months ended March 31, 2023 and 2022, respectively.
The following table summarizes the consideration and purchase price allocation for the acquisitions completed during the three months ended March 31, 2023 and 2022, respectively (in thousands):

	2023	2022
Common stock issued (number)	102	—
Common stock value	$4,795	$—
Cash paid	38,972	72,469
Recorded contingent consideration	24,840	64,648
Total recorded purchase price	$68,607	$137,117
Accounts receivable acquired	7,040	18,230
Fixed assets acquired	1,201	1,793
Identifiable intangible assets acquired	22,518	48,000
Operating lease right-of-use asset acquired	14,598	49,291
Other assets acquired	1,126	1,497
Operating lease liability acquired - current	(1,012)	(5,860)
Other current liabilities acquired	(406)	(909)
Operating lease liability acquired - non-current	(13,586)	(43,431)
Goodwill	37,128	68,506
Total net assets acquired	$68,607	$137,117
Maximum potential contingent consideration	$26,099	$67,115
Provisional estimates of fair value are established at the time of each acquisition and are subsequently reviewed within the first year of operations subsequent to the acquisition date to determine the necessity for adjustments. Fair value estimates of the 2023 acquisitions were provisional as of March 31, 2023, primarily related to the value established for certain identifiable intangible assets and contingent purchase price consideration.

The following table summarizes the goodwill and intangible asset amounts resulting from those acquisitions for the three months ended March 31, 2023 and 2022, respectively (in thousands):

	Three Months Ended March 31,
	2023	2022
	Financial Services	Financial Services
Goodwill	$37,128	$68,506
Client list	22,500	48,000
Other intangibles	18	—
Total	$59,646	$116,506
Goodwill is calculated as the difference between the aggregated purchase price and the fair value of the net assets acquired. Goodwill represents the value of expected future earnings and cash flows, as well as the synergies created by the integration of the new businesses within our organization, including cross- selling opportunities expected with our Financial Services practice group and the Benefits and Insurance Services practice group, to help strengthen our existing service offerings and expand our market position. Goodwill related to these acquisitions is deductible for tax purposes. Client lists from the aforementioned acquisitions have an expected life up to 10 years, and other intangibles, primarily non-compete agreements, have an expected life of 3 years. Client lists and non-compete agreements are valued using a discounted cash flow model based on management estimates of future cash flows from such assets.
The following table summarizes the changes in contingent purchase price consideration for previous acquisitions and contingent payments made for previous business acquisitions in the three months ended March 31, 2023 and 2022, respectively (in thousands):

	Three Months Ended March 31,
	2023	2022
Net expense	$630	$642
Cash settlement paid	$28,434	$7,077
Shares issued (number)	70	19

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
Accounting policies of the practice groups are the same as those described in Note 1, Basis of Presentation and Significant Accounting Policies, to the Annual Report on Form 10-K for the year ended December 31, 2022. Upon consolidation, intercompany accounts and transactions are eliminated, thus inter-segment revenue is not included in the measure of profit or loss for the practice groups. Performance of the practice groups is evaluated on income (loss) before income tax expense (benefit) excluding those costs listed above, which are reported in the “Corporate and Other”.
Segment information for the three months ended March 31, 2023 and 2022 is presented below. We do not manage our assets on a segment basis, therefore segment assets are not presented below.
The following table disaggregates our revenue by source (in thousands):

	Three Months Ended March 31, 2023
	Financial Services	Benefits and Insurance Services	National Practices	Consolidated
Accounting, tax, advisory and consulting	$343,086	—	—	$343,086
Core benefits and insurance services	—	96,617	—	96,617
Non-core benefits and insurance services	—	3,437	—	3,437
Managed networking, hardware services	—	—	8,954	8,954
National practices consulting	—	—	2,512	2,512
Total revenue	$343,086	$100,054	$11,466	$454,606

	Three Months Ended March 31, 2022
	Financial Services	Benefits and Insurance Services	National Practices	Consolidated
Accounting, tax, advisory and consulting	$288,746	—	—	$288,746
Core benefits and insurance services	—	88,936	—	88,936
Non-core benefits and insurance services	—	3,550	—	3,550
Managed networking, hardware services	—	—	7,921	7,921
National practices consulting	—	—	2,569	2,569
Total revenue	$288,746	$92,486	$10,490	$391,722

Segment information for the three months ended March 31, 2023 and 2022 was as follows (in thousands):

	Three Months Ended March 31, 2023
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$343,086	$100,054	$11,466	$—	$454,606
Operating expenses	244,443	76,923	10,583	9,062	341,011
Gross margin	98,643	23,131	883	(9,062)	113,595
Corporate general and administrative expenses	—	—	—	15,598	15,598
Operating income (loss)	98,643	23,131	883	(24,660)	97,997
Other income (expense):
Interest expense	—	(1)	—	(3,640)	(3,641)
Gain on sale of operations, net	99	—	—	—	99
Other income, net	255	177	—	4,680	5,112
Total other income, net	354	176	—	1,040	1,570
Income (loss) before income tax expense	$98,997	$23,307	$883	$(23,620)	$99,567

	Three Months Ended March 31, 2022
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$288,746	$92,486	$10,490	$—	$391,722
Operating expenses (income)	209,800	72,657	9,576	(1,734)	290,299
Gross margin	78,946	19,829	914	1,734	101,423
Corporate general and administrative expenses	—	—	—	16,309	16,309
Operating income (loss)	78,946	19,829	914	(14,575)	85,114
Other income (expense):
Interest expense	—	—	—	(1,259)	(1,259)
Other income (expense), net	86	(24)	—	(6,469)	(6,407)
Total other income (expense), net	86	(24)	—	(7,728)	(7,666)
Income (loss) before income tax expense	$79,032	$19,805	$914	$(22,303)	$77,448

NOTE 13. SUBSEQUENT EVENTS
Subsequent to March 31, 2023 and up to April 26, 2023, we repurchased approximately 0.2 million shares of our common stock in the open market at a total cost of approximately $10.6 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we”, “us”, “our”, "CBIZ" or the "Company" shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.
The following discussion is intended to assist in the understanding of our financial position at March 31, 2023 and December 31, 2022, results of operations for the three months ended March 31, 2023 and 2022, and cash flows for the three months ended March 31, 2023 and 2022, and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2022. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2022.
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
Refer to the Annual Report on Form 10-K for the year ended December 31, 2022 for further discussion of our business and strategies, as well as the external relationships and regulatory factors that currently impact our operations.
EXECUTIVE SUMMARY
Revenue for the three months ended March 31, 2023 increased by $62.9 million, or 16.1%, to $454.6 million from $391.7 million for the same period in 2022. Same-unit revenue increased by approximately $39.3 million, or 10.0%, as compared to the same period in 2022. Revenue from newly acquired operations, net of divestitures, contributed $23.6 million, or 6.1%, of incremental revenue for the three months ended March 31, 2023 as compared to the same period in 2022. A detailed discussion of revenue by practice group is included under "Operating Practice Groups". Net income was $73.2 million, or $1.44 per diluted share, in the first quarter of 2023, compared to $58.1 million, or $1.10 per diluted share, in the first quarter of 2022. Refer to “Results of Operations" for a detailed discussion of the components of net income.
Strategic Use of Capital
Our first priority for use of capital is to make strategic acquisitions. We also have the financing flexibility and the capacity to actively repurchase shares of our common stock. We believe that repurchasing shares of our common stock can be a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our stockholders. During the three months ended March 31, 2023, we completed two acquisitions for $39.0 million in cash. We also repurchased 0.6 million shares of our common stock on open market as well as for tax withholding purposes at a total cost of approximately $29.0 million in the three months ended March 31, 2023. Refer to Note 11, Business Combinations, to the accompanying unaudited condensed consolidated financial statements for further discussion on acquisitions.
During the first quarter of 2023, the CBIZ Board of Directors authorized the purchase of up to 5.0 million shares of our common stock under our Share Repurchase Program (the “Share Repurchase Program”), which may be suspended or discontinued at any time and expires on April 1, 2024. The shares may be purchased in the open market, in privately negotiated transactions, and pursuant to Rule 10b5-1 trading plans, which may include purchases from our employees, officers and directors, in accordance with the Securities and Exchange Commission (the “SEC”) rules. CBIZ management will determine the timing and amount of the transactions based on its evaluation of market conditions and other factors.

RESULTS OF OPERATIONS
Revenue
The following tables summarize total revenue for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	% of Total	2022	% of Total	$ Change	% Change
	(Amounts in thousands, except percentages)
Financial Services	$343,086	75.5%	$288,746	73.7%	$54,340	18.8%
Benefits and Insurance Services	100,054	22.0%	92,486	23.6%	7,568	8.2%
National Practices	11,466	2.5%	10,490	2.7%	976	9.3%
Total CBIZ	$454,606	100.0%	$391,722	100.0%	$62,884	16.1%

A detailed discussion of same-unit revenue by practice group is included under “Operating Practice Groups.”
Non-qualified Deferred Compensation Plan
We sponsor a non-qualified deferred compensation plan, under which a CBIZ employee’s compensation deferral is held in a rabbi trust and invested accordingly as directed by the employee. Income and expenses related to the non-qualified deferred compensation plan, which are recorded in "Corporate and Other" for segment reporting purposes, are included in “Operating expenses”, “Gross margin” and “Corporate general and administrative expenses” and are directly offset by deferred compensation gains or losses in “Other income (expense), net” in the accompanying unaudited Condensed Consolidated Statements of Comprehensive Income. The non-qualified deferred compensation plan has no impact on “Income before income tax expense” or diluted earnings per share.
Income and expenses related to the deferred compensation plan for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
	2023	2022
	(Amounts in thousands)
Operating expenses (income)	$4,760	$(5,667)
Corporate general and administrative expenses (income)	642	(811)
Other income (expense), net	5,402	(6,478)
Excluding the impact of the above-mentioned income and expenses related to the deferred compensation plan, the operating results for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
	2023				2022
	(Amounts in thousands, except percentages)
	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue
Gross margin	$113,595	$4,760	$118,355	26.0%	$101,423	$(5,667)	$95,756	24.4%
Operating income	97,997	5,402	103,399	22.7%	85,114	(6,478)	78,636	20.1%
Other income (expense), net	5,112	(5,402)	(290)	(0.1)%	(6,407)	6,478	71	—%
Income before income tax expense	99,567	—	99,567	21.9%	77,448	—	77,448	19.8%

Operating Expenses

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating expenses by segment:
Financial Services	$244,443	$209,800	$34,643	16.5%
Benefits and Insurance Services	76,923	72,657	4,266	5.9%
National Practices	10,583	9,576	1,007	10.5%
Corporate and Other	9,062	(1,734)	10,796	(622.6)%
Total Operating expenses	$341,011	$290,299	$50,712	17.5%
Operating expenses % of revenue	75.0%	74.1%
Operating expenses excluding deferred compensation	$336,251	$295,966	$40,285	13.6%
Operating expenses excluding deferred compensation % of revenue	74.0%	75.6%

Total operating expenses for the three months ended March 31, 2023 increased by $50.7 million, or 17.5%, to $341.0 million as compared to $290.3 million in the same period of 2022. The non-qualified deferred compensation plan increased operating expenses by $4.8 million for the three months ended March 31, 2023, and decreased operating expenses by $5.7 million during the same period in 2022. Excluding the non-qualified deferred compensation expenses, which were recorded in "Corporate and Other" for segment reporting purposes, operating expenses would have been $336.3 million and $296.0 million, or 74.0% and 75.6% of revenue, for the three months ended March 31, 2023 and 2022, respectively. In addition, operating expenses for the three months ended March 31, 2023 included approximately $0.4 million non-recurring integration and retention costs associated with the Somerset acquisition, and operating expenses for the three months ended March 31, 2022 included $4.4 million non-recurring integration and retention costs associated with the Marks Paneth acquisition.
The majority of our operating expenses relate to personnel costs, which include (i) salaries and benefits, (ii) commissions paid to producers, (iii) incentive compensation, and (iv) stock-based compensation. Excluding the impact of deferred compensation, which was recorded in "Corporate and Other" for segment reporting purposes, operating expenses increased by approximately $40.3 million during the three months ended March 31, 2023 as compared to the same period in 2022, driven by $34.0 million higher personnel costs (of which $11.5 million was the result of acquisitions), $2.8 million higher travel and entertainment costs, $1.4 million higher technology related costs, $0.4 million higher depreciation and amortization expense, and $0.2 million higher facility costs, as well as $1.5 million higher other discretionary spending to support business growth. Personnel costs are discussed in further detail under “Operating Practice Groups”.
Corporate General & Administrative (“G&A”) Expenses

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(Amounts in thousands, except percentages)
G&A expenses	$15,598	$16,309	$(711)	(4.4)%
G&A expenses % of revenue	3.4%	4.2%
G&A expenses excluding deferred compensation	$14,956	$17,120	$(2,164)	(12.6)%
G&A expenses excluding deferred compensation % of revenue	3.3%	4.4%

The deferred compensation plan increased G&A expenses by $0.6 million for the three months ended March 31, 2023, and decreased G&A expenses by $0.8 million during the same period in 2022. G&A expenses, excluding the impact of the deferred compensation plan, would have been $15.0 million, or 3.3% of revenue, for the three months ended March 31, 2023, compared to $17.1 million, or 4.4% of revenue, for the same period in 2022, a decrease of approximately $2.2 million. The decrease was primarily driven by $2.0 million lower legal and other professional fees as well as $0.2 million lower personnel costs. In addition, G&A expense for the three months ended March 31, 2023 included approximately $1.2 million non-recurring transaction and integration costs associated with the Somerset acquisition. G&A expense for the three months ended March 31, 2022 included $1.6 million non-recurring transaction and integration costs associated with the Marks Paneth acquisition.
Other Income (Expense), Net

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(Amounts in thousands, except percentages)
Interest expense	$(3,641)	$(1,259)	$(2,382)	N/M
Other income (expense), net (1)	5,112	(6,407)	11,519	N/M
Total other income (expense), net	$1,570	$(7,666)	$9,236	N/M

(1) Other income (expense), net includes a net gain of $5.4 million during the three months ended March 31, 2023, compared to a net loss of $6.5 million for the same period in 2022, associated with the value of investments held in a rabbi trust related to the deferred compensation plan, which were recorded in "Corporate and Other" for segment reporting purposes. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan are offset by a corresponding increase or decrease to compensation expense, which is recorded as “Operating expenses” and “G&A expenses.” The deferred compensation plan has no impact on “Income before income tax expense” or diluted earnings per share. In addition, included in Other income (expense), net for the three months ended March 31, 2023 and 2022, is expense of $0.6 million and $0.6 million respectively, related to net changes in the fair value of contingent consideration related to prior acquisitions.

Interest Expense - Our primary financing arrangement is the credit facility which was amended and restated in May 2022. During the three months ended March 31, 2023, our average debt balance and weighted average effective interest rate was $302.2 million and 4.54%, compared to $244.7 million and 1.79% for the same period of 2022. The increase in interest expense for the three months ended March 31, 2023 as compared to the same period in 2022 was primarily driven by a higher average debt balance as well as a higher weighted average effective interest rate. Our indebtedness is further discussed in Note 4, Debt and Financing Arrangements, to the accompanying unaudited condensed consolidated financial statements.
Other Income (Expense), Net - For the three months ended March 31, 2023, other income (expense), net includes a net gain of $5.4 million associated with the non-qualified deferred compensation plan. For the same period in 2022, other income (expense), net includes a net loss of $6.5 million associated with the non-qualified deferred compensation plan. Excluding the impact of the deferred compensation plan, other income (expense), net decreased by $0.4 million in 2023 as compared to 2022 primarily due to a $0.4 million lower other miscellaneous income in 2023.
Income Tax Expense

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(Amounts in thousands, except percentages)
Income tax expense	$26,407	$19,321	$7,086	36.7%
Effective tax rate	26.5%	24.9%

The effective tax rate for the three months ended March 31, 2023 was 26.5%, compared to an effective tax rate of 24.9% for the comparable period in 2022. The increase in the effective tax rate was primarily due to a smaller proportional tax benefit as compared to pre-tax income related to stock-based compensation expense during the three months ended March 31, 2023 as compared to the same quarter in 2022. The effective tax rate further increased due to the tax effect of higher non-deductible expenses and higher state tax expense during the first quarter of 2023 as compared to the same period in 2022.

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
Financial Services

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue
Same-unit	$319,175	$288,746	$30,429	10.5%
Acquired businesses	23,911	—	23,911	N/M
Total revenue	$343,086	$288,746	$54,340	18.8%
Operating expenses	244,443	209,800	34,643	16.5%
Gross margin / Operating income	$98,643	$78,946	$19,697	24.9%
Total other income, net	354	86	268	N/M
Income before income tax expense	98,997	79,032	19,965	25.3%
Gross margin percent	28.8%	27.3%

Revenue
The Financial Services practice group revenue for the three months ended March 31, 2023 grew by 18.8% to $343.1 million from $288.7 million during the same period in 2022. Same-unit revenue grew by $30.4 million, or 10.5%, across all service lines, primarily driven by those units that provide traditional accounting and tax-related services, which increased $24.5 million, and an increase of approximately $4.1 million in those units that provide project-oriented advisory services, as well as an increase of $1.8 million in government healthcare compliance business. The impact of acquired businesses contributed $23.9 million, or 7.0% of 2023 revenue, of which Somerset and Stinnett contributed a total of $23.6 million, or 6.8% of the Financial Services practice group's 2023 revenue.
We provide a range of services to affiliated CPA firms under joint referral and administrative service agreements (“ASAs”). Fees earned under the ASAs are recorded as revenue in the accompanying Condensed Consolidated Statements of Comprehensive Income and were approximately $84.8 million and $76.1 million for the three months ended March 31, 2023 and 2022, respectively.
Operating Expenses
Operating expenses increased by $34.6 million, or 16.5%, as compared to the same period last year. Personnel costs increased by $28.2 million, or 13.4%, with acquisitions contributing approximately $11.5 million to the increase. Compared to the same period in 2022, travel and entertainment costs, corporate allocated costs, technology costs, depreciation and amortization costs, direct costs, marketing costs, and bad debt increased by approximately $1.9 million, $1.6 million, $0.8 million, $0.5 million, $0.4 million, $0.2 million, and $0.1 million respectively. In addition, other discretionary costs increased by approximately $2.4 million to support the business growth. Operating expenses as a percentage of revenue decreased to 71.2% for the three months ended March 31, 2023 from 72.7% of revenue for the prior year quarter.

Benefits and Insurance Services

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue
Same-unit	$100,054	$92,194	$7,860	8.5%
Divested operations	—	292	(292)	N/M
Total revenue	$100,054	$92,486	$7,568	8.2%
Operating expenses	76,923	72,657	4,266	5.9%
Gross margin / Operating income	$23,131	$19,829	$3,302	16.7%
Total other income (expense), net	176	(24)	200	N/M
Income before income tax expense	23,307	19,805	3,502	17.7%
Gross margin percent	23.1%	21.4%

Revenue
The Benefits and Insurance Services practice group revenue increased by $7.6 million, or 8.2%, to $100.1 million during the three months ended March 31, 2023 compared to $92.5 million for the same period in 2022. The increase was across all service lines, primarily driven by $3.9 million increase in employee benefit and retirement benefit services lines, $2.2 million increase in the property and casualty services, and $1.6 million in payroll related services, offset by $0.1 million decrease in other project based services.
Operating Expenses
Operating expenses increased by $4.3 million, or 5.9%, when compared to the same period last year. Personnel costs increased by $3.5 million, or 4.9%, primarily due to timing of annual merit increases as well as investment in producers. Compared to the same period in 2022, travel and entertainment cost, corporate allocated costs, technology costs, marketing and recruiting costs, as well as direct costs increased by approximately $0.5 million, $0.5 million, $0.3 million, $0.1 million, and $0.1 million, respectively. The increase in operating expenses was offset by $0.3 million lower facility costs, $0.3 million lower depreciation and amortization costs, as well as $0.2 million lower bad debt expense as compared to the same period in 2022. Operating expenses as a percentage of revenue slightly improved to 76.9% for the quarter ended March 31, 2023 from 78.6% of revenue for the same period in 2022.
National Practices

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(Amounts in thousands, except percentages)
Same-unit revenue	$11,466	$10,490	$976	9.3%
Operating expenses	10,583	9,576	1,007	10.5%
Income before income tax expense	883	914	(31)	(3.4)%
Gross margin percent	7.7%	8.7%

Revenue and Operating Expenses
The National Practices group is primarily driven by a cost-plus contract with a single client, which has existed since 1999. The cost-plus contract is a five-year contract with the most recent renewal through December 31, 2023. Revenues from this single client accounted for approximately 75% of the National Practice group’s revenue. During the three months ended March 31, 2023, revenue increased by $1.0 million, or 9.3%, and operating expenses increased by $1.0 million, or 10.5%, as compared to the same period last year.

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

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating expenses (income)	$9,062	$(1,734)	10,796	N/M
Corporate general and administrative expenses	15,598	16,309	(711)	(4.4)%
Operating loss	(24,660)	(14,575)	(10,085)	69.2%
Total other income (expense), net	1,040	(7,728)	8,768	N/M
Loss before income tax expense	(23,620)	(22,303)	(1,317)	5.9%

Total operating expenses increased by $10.8 million during the three months ended March 31, 2023, as compared to the same period in 2022. The non-qualified deferred compensation plan increased operating expenses by $4.8 million for the three months ended March 31, 2023 and decreased operating expenses by $5.7 million during the same period in 2022. Excluding the non-qualified deferred compensation expenses, operating expenses for each of the three months ended March 31, 2023 and 2022 would have remained flat at $4.3 million.
Total corporate general and administrative expenses decreased by $0.7 million, or 4.4%, during the three months ended March 31, 2023, as compared to the same period in 2022. The non-qualified deferred compensation plan increased corporate general and administrative expenses by $0.6 million for the three months ended March 31, 2023, but decreased by $0.8 million during the same period in 2022. Excluding the non-qualified deferred compensation expenses, corporate general and administrative expense decreased by approximately $2.2 million, primarily driven by $2.0 million lower legal and other professional fees as well as $0.2 million lower personnel costs.
Other Income (Expense), Net
Total other income (expense), net increased by $8.8 million during the three months ended March 31, 2023, as compared to the same period in 2022. For the three months ended March 31, 2023, total other income, net includes a net gain of $5.4 million associated with the non-qualified deferred compensation plan. For the same period in 2022, other expense, net includes a net loss of $6.5 million associated with the non-qualified deferred compensation plan. Excluding the impact of the non-qualified deferred compensation plan, total other expense, net would have been $4.4 million in 2023 and $1.3 million in 2022, a change of $3.1 million primarily attributed to $2.4 million higher interest expense and $0.7 million lower other miscellaneous income in 2023 as compared to 2022.
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
Accounts receivable balances increase in response to the first three months' revenue generated by the Financial Services practice group. A significant amount of this revenue is billed and collected in subsequent quarters. Days sales outstanding (“DSO”) represent accounts receivable and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve months daily revenue. We provide DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of our ability to collect on receivables in a timely manner. DSO was 94 days at both March 31, 2023 and 2022. DSO at December 31, 2022 was 74 days.
The following table presents selected cash flow information. For additional details, refer to the accompanying Condensed Consolidated Statements of Cash Flows.

	Three Months Ended March 31,
	2023	2022
	(Amounts in thousands)
Net cash used in operating activities	$(44,511)	$(50,890)
Net cash used in investing activities	(45,896)	(81,531)
Net cash provided by financing activities	61,778	170,446
Net (decrease) increase in cash, cash equivalents and restricted cash	$(28,629)	$38,025

Operating Activities - Cash used in operating activities was $44.5 million during the three months ended March 31, 2023 and primarily consisted of working capital use of $133.9 million, which was offset by net income of $73.2 million and certain non-cash items, such as depreciation and amortization expense of $8.6 million, deferred income tax of $2.6 million, and stock-based compensation expense of $3.8 million. Cash used in operating activities was $50.9 million during the three months ended March 31, 2022 and primarily consisted of working capital use of $125.1 million, which was offset by net income of $58.1 million and certain non-cash items, such as depreciation and amortization expense of $8.2 million, deferred income tax of $2.9 million, and stock-based compensation expense of $3.7 million.
Investing Activities - Cash used in investing activities during the three months ended March 31, 2023 was $45.9 million and consisted primarily of $39.1 million used for business acquisitions, $3.6 million in capital expenditures, and $3.9 million in other investing activities primarily related to working capital payments and notes receivable. The use of cash was offset by $0.6 million net cash inflow related to funds held for clients and other activities. Cash used in investing activities during the three months ended March 31, 2022 was $81.5 million and consisted primarily of $72.5 million used for business acquisition, $0.8 million in capital expenditures, $6.0 million net activity related to funds held for clients, and $2.3 million in other activities related to working capital payments and notes receivable.
The balances in funds held for clients and client fund obligations can fluctuate with the timing of cash receipts and the related cash payments. The nature of these accounts is further described in Note 1, Basis of Presentation and Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Financing Activities - Cash provided by financing activities during the three months ended March 31, 2023 was $61.8 million and primarily consisted of $138.0 million in net proceeds from the credit facility and $3.6 million proceeds from exercise of stock options, partially offset by $28.0 million in share repurchases, $23.3 million net decrease in client fund obligations and $28.6 million in contingent consideration payments related to prior acquisitions. Cash provided by financing activities during the three months ended March 31, 2022 was $170.4 million and primarily consisted of $143.6 million in net proceeds from the credit facility, $42.5 million net increase in client fund obligations and $3.2 million proceeds from exercise of stock options, partially offset by $11.6 million in share repurchases and $7.3 million in contingent consideration payments related to prior acquisitions.
CAPITAL RESOURCES
Credit Facility - At March 31, 2023, we had $403.7 million outstanding under the 2022 credit facility as well as $5.0 million outstanding letters of credit. Available funds under the 2022 credit facility, based on the terms of the commitment, were approximately $190.0 million at March 31, 2023. The weighted average interest rate under the credit facility was 4.54% during the three months ended March 31, 2023, compared to 1.79% for the same period in 2022. The credit facility allows for the allocation of funds for future strategic initiatives, including acquisitions and the repurchase of our common stock, subject to the terms and conditions of the 2022 credit facility.

Debt Covenant Compliance - Under the 2022 credit facility, we are required to meet certain financial covenants with respect to (i) total leverage ratio and (ii) minimum interest charge coverage ratio. We are in compliance with our financial covenants as of March 31, 2023. Our ability to service our debt and to fund future strategic initiatives will depend upon our ability to generate cash in the future. For further discussion regarding our 2022 credit facility and debt, refer to Note 4, Debt and Financing Arrangements, to the accompanying unaudited condensed consolidated financial statements.

Use of Capital - Our first priority for use of capital is to make strategic acquisitions. We also have the financing flexibility and the capacity to actively repurchase shares of our common stock. We believe that repurchasing shares of our common stock can be a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our stockholders. During the three months ended March 31, 2023, we completed two acquisitions for $39.0 million in cash. We also repurchased 0.6 million shares of our common stock at a total cost of approximately $29.0 million during the three months ended March 31, 2023. Refer to Note 11, Business Combinations, to the accompanying unaudited condensed consolidated financial statements for further discussion on acquisitions.
Cash Requirements for 2023 - Cash requirements for the remainder of 2023 will include acquisitions, interest payments on debt, seasonal working capital requirements, contingent purchase price payments for previous acquisitions, share repurchases and capital expenditures. We believe that cash provided by operations, as well as available funds under our credit facility will be sufficient to meet cash requirements.
OFF-BALANCE SHEET ARRANGEMENTS
We maintain administrative service agreements with independent CPA firms (as described more fully under “Business – Financial Services” and in Note 1, Basis of Presentation and Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022), which qualify as variable interest entities. The accompanying unaudited condensed consolidated financial statements do not reflect the operations or accounts of variable interest entities as the impact is not material to the financial condition, results of operations, or cash flows of CBIZ.
We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $5.0 million at each of March 31, 2023 and December 31, 2022. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.2 million and $2.3 million at March 31, 2023 and December 31, 2022, respectively.
We have various agreements under which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by us under such indemnification clauses is generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2023, we are not aware of any material obligations arising under indemnification agreements that would require payment.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The SEC defines critical accounting policies as those that are most important to the portrayal of a company’s financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
Our discussion and analysis of our results of operations, financial condition and liquidity are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements. As more information becomes known, these estimates and assumptions could change, which would have an impact on actual results that may differ materially from these estimates and judgments under different assumptions. We have not made any changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
Consequently, no forward-looking statement can be guaranteed. A more detailed description of risk factors may be found in “Item 1A, Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022. Except as required by the federal securities laws, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the SEC, such as quarterly, periodic and annual reports.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our floating rate debt under the 2022 credit facility exposes us to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which we could borrow funds under the credit facility. The balance outstanding under our credit facility at March 31, 2023 was $403.7 million, of which $263.7 million is subject to rate risk. If market rates were to increase or decrease 100 basis points from the levels at March 31, 2023, interest expense would increase or decrease approximately $2.6 million annually.
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
At March 31, 2023, we had five interest rate swaps with notional values, fixed rates of interest and expiration dates of (i) $15.0 million - 2.571% - June, 2023, (ii) $50.0 million - 0.834% - April, 2025, (iii) $30.0 million - 1.186% - December, 2026, (iv) $20.0 million - 2.450% - August, 2027 and (v) $25.0 million - 3.669% - April, 2028, respectively. Management will continue to evaluate the potential use of interest rate swaps as we deem appropriate under certain operating and market conditions. We do not enter into derivative instruments for trading or speculative purposes.
In connection with the services provided by our payroll operations, funds collected from our clients’ accounts in advance are segregated and may be invested in short-term investments, such as corporate and municipal bonds. In accordance with our investment policy, all investments carry an investment grade rating at the time of the initial acquisition, and are classified as available-for-sale securities. At each respective balance sheet date, these investments are adjusted to fair value with fair value adjustments being recorded to other comprehensive income or loss and reflected in the accompanying Condensed Consolidated Statements of Comprehensive Income for the respective period. If an investment is deemed to be other-than-temporarily impaired due to credit loss, then the adjustment is recorded to "Other income (expense), net" in the accompanying Condensed Consolidated Statements of Comprehensive Income. Refer to Note 6, Financial Instruments, and Note 7, Fair Value Measurements, to the accompanying unaudited condensed consolidated financial statements for further discussion regarding these investments and the related fair value assessments.
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
(b) Internal Control over Financial Reporting
On February 1, 2023, we completed the Somerset acquisition. We are in the process of integrating Somerset into our system of internal control over financial reporting. Except for the Somerset acquisition, there have been no changes to our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding certain legal proceedings in which we are involved is incorporated by reference from Note 5, Commitments and Contingencies, to the accompanying condensed consolidated financial statements.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC. These risks could materially and adversely affect the business, financial condition and results of operations of CBIZ.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent sales of unregistered securities
During the three months ended March 31, 2023, approximately 70 thousand shares of our common stock were issued as payment for contingent consideration for previous acquisitions. The foregoing shares were issued in transactions not involving a public offering in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act. The persons to whom the shares were issued had access to full information about the Company and represented that they acquired the shares for their own account and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold, or otherwise transferred without having first been registered under the Securities Act or pursuant to an exemption from the Securities Act.

(b) Issuer purchases of equity securities
On February 7, 2023, our Board of Directors authorized the continuation of the Share Repurchase Program, which has been renewed annually for the past nineteen years. It was effective beginning April 1, 2023, and the amount of shares to be purchased was reset to five million, and expires one year from the effective date. The Share Repurchase Program allows us to purchase shares of our common stock (i) in the open market, (ii) in privately negotiated transactions, and (iii) under Rule 10b5-1 trading plans. Privately negotiated transactions may include purchases from our employees, Officers and Directors, in accordance with SEC rules. Rule 10b5-1 trading plans allow for repurchases during periods when we would not normally be active in the trading market due to regulatory restrictions. The Share Repurchase Program does not obligate us to acquire any specific number of shares and may be suspended at any time.
Shares repurchased under the Share Repurchase Program during the three months ended March 31, 2023 (reported on a trade-date basis) are summarized in the table below (amounts in thousands, except per share data). Average price paid per share includes fees and commissions.

	Issuer Purchases of Equity Securities
First Quarter Purchases	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
January 1 – January 31, 2023	50	$46.98	50	2,297
February 1 – February 28, 2023	254	$49.00	254	2,043
March 1 – March 31, 2023	293	$48.60	293	1,750
First quarter purchases	597	$48.64	597

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

CBIZ, Inc.
(Registrant)

Date:	April 28, 2023	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer