Form 10-Q
period 2023-06-30
CBIZ, Inc.
filed 2023-07-27
CIK 944148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at July 24, 2023
Common Stock, par value $0.01 per share	49,822,274

CBIZ, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$3,692	$4,697
Restricted cash	52,314	28,487
Accounts receivable, net	456,397	334,498
Other current assets	42,411	29,431
Current assets before funds held for clients	554,814	397,113
Funds held for clients	131,374	171,313
Total current assets	686,188	568,426
Non-current assets:
Property and equipment, net	50,899	45,184
Goodwill and other intangible assets, net	1,014,673	951,702
Assets of deferred compensation plan	136,463	118,862
Right-of-use assets, net	186,213	184,043
Other non-current assets	14,319	10,907
Total non-current assets	1,402,567	1,310,698
Total assets	$2,088,755	$1,879,124
LIABILITIES
Current liabilities:
Accounts payable	$126,372	$80,725
Income taxes payable	13,350	1,607
Accrued personnel costs	89,989	130,456
Contingent purchase price liabilities	70,950	63,262
Operating lease liabilities	36,256	36,358
Other current liabilities	30,991	26,532
Current liabilities before client fund obligations	367,908	338,940
Client fund obligations	133,069	173,467
Total current liabilities	500,977	512,407
Non-current liabilities:
Bank debt	410,600	265,700
Debt issuance costs	(1,810)	(2,046)
Total long-term debt, net	408,790	263,654
Income taxes payable	2,381	2,211
Deferred income taxes, net	29,455	24,763
Deferred compensation plan obligations	136,463	118,862
Contingent purchase price liabilities	59,515	68,748
Lease liabilities	174,608	174,454
Other non-current liabilities	523	573
Total non-current liabilities	811,735	653,265
Total liabilities	1,312,712	1,165,672
STOCKHOLDERS' EQUITY
Common stock	1,371	1,363
Additional paid in capital	818,693	799,147
Retained earnings	834,139	734,116
Treasury stock	(882,088)	(824,778)
Accumulated other comprehensive income	3,928	3,604
Total stockholders’ equity	776,043	713,452
Total liabilities and stockholders’ equity	$2,088,755	$1,879,124

See the accompanying notes to the unaudited condensed consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$398,502	$361,952	$853,108	$753,674
Operating expenses	343,987	289,736	684,998	580,035
Gross margin	54,515	72,216	168,110	173,639
Corporate general and administrative expenses	15,793	10,926	31,391	27,235
Operating income	38,722	61,290	136,719	146,404
Other (expense) income:
Interest expense	(5,534)	(1,645)	(9,175)	(2,904)
Gain on sale of operations, net	—	135	99	135
Other income (expense), net	5,421	(15,903)	10,533	(22,310)
Total other (expense) income, net	(113)	(17,413)	1,457	(25,079)
Income before income tax expense	38,609	43,877	138,176	121,325
Income tax expense	11,746	12,622	38,153	31,943
Net Income	26,863	31,255	100,023	89,382
Earnings per share:
Basic	$0.54	$0.60	$1.99	$1.72
Diluted	$0.53	$0.60	$1.98	$1.70
Basic weighted average shares outstanding	49,963	51,911	50,164	52,015
Diluted weighted average shares outstanding	50,385	52,531	50,639	52,736
Comprehensive income:
Net income	$26,863	$31,255	$100,023	$89,382
Other comprehensive income, net of tax	1,537	480	324	2,405
Comprehensive income	$28,400	$31,735	$100,347	$91,787

See the accompanying notes to the unaudited condensed consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Totals
March 31, 2023	137,024	86,712	$1,370	$814,686	$807,276	$(853,793)	$2,391	$771,930
Net income	—	—	—	—	26,863	—	—	26,863
Other comprehensive income	—	—	—	—	—	—	1,537	1,537
Share repurchases	—	547	—	—	—	(27,737)	—	(27,737)
Restricted stock units and awards	21	—	—	—	—	—	—	—
Stock options exercised	32	—	1	622	—	—	—	623
Stock-based compensation	—	—	—	2,788	—	—	—	2,788
Business acquisitions	4	—	—	210	—	—	—	210
Excise tax on share repurchases	—	—	—	387	—	(558)	—	(171)
June 30, 2023	137,081	87,259	$1,371	$818,693	$834,139	$(882,088)	$3,928	$776,043

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Totals
March 31, 2022	135,756	83,462	$1,358	$777,731	$686,889	$(707,088)	$958	$759,848
Net income	—	—	—	—	31,255	—	—	31,255
Other comprehensive income	—	—	—	—	—	—	480	480
Share repurchases	—	736	—	—	—	(29,555)	—	(29,555)
Indirect repurchase of shares for minimum tax withholding	—	23	—	—	—	(916)	—	(916)
Restricted stock units and awards	27	—	—	—	—	—	—	—
Stock options exercised	40	—	—	672	—	—	—	672
Stock-based compensation	—	—	—	2,739	—	—	—	2,739
June 30, 2022	135,823	84,221	$1,358	$781,142	$718,144	$(737,559)	$1,438	$764,523

See the accompanying notes to the unaudited condensed consolidated financial statement

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Totals
December 31, 2022	136,295	86,115	$1,363	$799,147	$734,116	$(824,778)	$3,604	$713,452
Net income	—	—	—	—	100,023	—	—	100,023
Other comprehensive income	—	—	—	—	—	—	324	324
Share repurchases	—	975	—	—	—	(48,528)	—	(48,528)
Indirect repurchase of shares for minimum tax withholding	—	169	—	—	—	(8,224)	—	(8,224)
Restricted stock units and awards	144	—	1	(1)	—	—	—	—
Performance share units	244	—	2	(2)	—	—	—	—
Stock options exercised	221	—	3	4,249	—	—	—	4,252
Stock-based compensation	—	—	—	6,619	—	—	—	6,619
Business acquisitions	177	—	2	8,294	—	—	—	8,296
Excise tax on share repurchases	—	—	—	387	—	(558)	—	(171)
June 30, 2023	137,081	87,259	$1,371	$818,693	$834,139	$(882,088)	$3,928	$776,043

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Totals
December 31, 2021	135,187	83,149	$1,352	$770,117	$628,762	$(694,716)	$(967)	$704,548
Net income	—	—	—	—	89,382	—	—	89,382
Other comprehensive income	—	—	—	—	—	—	2,405	2,405
Share repurchases	—	884	—	—	—	(35,554)	—	(35,554)
Indirect repurchase of shares for minimum tax withholding	—	188	—	—	—	(7,289)	—	(7,289)
Restricted stock units and awards	119	—	1	(1)	—	—	—	—
Performance share units	211	—	2	(2)	—	—	—	—
Stock options exercised	287	—	3	3,893	—	—	—	3,896
Stock-based compensation	—	—	—	6,428	—	—	—	6,428
Business acquisitions	19	—	—	707	—	—	—	707
June 30, 2022	135,823	84,221	$1,358	$781,142	$718,144	$(737,559)	$1,438	$764,523

See the accompanying notes to the unaudited condensed consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$100,023	$89,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	17,831	16,465
Gain on sale of operations, net	(99)	(135)
Bad debt expense, net of recoveries	805	1,263
Adjustment to contingent earnout liability	1,445	1,478
Stock-based compensation expense	6,619	6,428
Deferred income taxes	4,571	4,688
Other, net	100	202
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(111,792)	(138,658)
Other assets	(11,594)	(1,696)
Accounts payable	45,350	57,837
Income taxes payable	11,913	11,252
Accrued personnel costs	(40,893)	(11,176)
Other liabilities	5,450	(8,822)
Net cash provided by operating activities	29,729	28,508
Cash flows from investing activities:
Business acquisitions and purchases of client lists, net of cash acquired	(48,630)	(72,469)
Purchases of client fund investments	—	(18,271)
Proceeds from the sales and maturities of client fund investments	3,190	8,505
Proceeds from sales of divested operations	245	190
Change in funds held for clients	305	(2,468)
Additions to property and equipment	(11,726)	(3,640)
Other, net	(9,001)	(1,603)
Net cash used in investing activities	(65,617)	(89,756)
Cash flows from financing activities:
Proceeds from bank debt	661,800	447,300
Payment of bank debt	(516,900)	(336,600)
Payment for acquisition of treasury stock	(48,764)	(34,354)
Indirect repurchase of shares for minimum tax withholding	(8,224)	(7,289)
Changes in client funds obligations	(40,398)	29,014
Proceeds from exercise of stock options	4,252	3,896
Payment of contingent consideration for acquisitions and client lists	(29,973)	(8,240)
Other, net	—	(2,072)
Net cash provided by financing activities	21,793	91,655
Net (decrease) increase in cash, cash equivalents and restricted cash	(14,095)	30,407
Cash, cash equivalents and restricted cash at beginning of year	160,145	150,474
Cash, cash equivalents and restricted cash at end of period	$146,050	$180,881

Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$3,692	$3,881
Restricted cash	52,314	42,188
Cash equivalents included in funds held for clients	90,044	134,812
Total cash, cash equivalents and restricted cash	$146,050	$180,881

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
Effective April 1, 2023, CBIZ formed Rockside Insurance Company, Inc. ("Rockside"), a captive insurance company licensed in Vermont. Rockside, wholly owned by CBIZ, provides insurance coverages for a portion of the retention deductibles from CBIZ's certain insurance programs with third party insurers.
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

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS
The FASB ASC is the sole source of authoritative GAAP other than the SEC issued rules and regulations that apply only to SEC registrants. The FASB issues an ASU to communicate changes to the FASB ASC. We assess and review the impact of all issued ASUs. During the six months ended June 30, 2023, we have implemented all new ASUs that are in effect and that may impact our consolidated financial statements.

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
Accounts receivable, net, at June 30, 2023 and December 31, 2022 was as follows (in thousands):

	June 30, 2023	December 31, 2022
Trade accounts receivable	$336,566	$267,409
Unbilled revenue, at net realizable value	143,234	87,890
Total accounts receivable	479,800	355,299
Allowance for doubtful accounts	(23,403)	(20,801)
Accounts receivable, net	$456,397	$334,498

Changes to the allowance for doubtful accounts for the six months ended June 30, 2023 and twelve months ended December 31, 2022 were as follows (in thousands):

	June 30, 2023	December 31, 2022
Balance at beginning of period	$(20,801)	$(16,158)
Provision	(5,507)	(13,545)
Charge-offs, net of recoveries	2,905	8,902
Allowance for doubtful accounts	$(23,403)	$(20,801)

NOTE 4. DEBT AND FINANCING ARRANGEMENTS
On May 4, 2022, we entered into a credit facility (the "2022 credit facility" or the "credit facility"), which amended and restated the 2018 credit facility. The 2022 credit facility increased our borrowing capacity from $400 million to $600 million, providing us with the capital necessary to meet our working capital needs as well as the flexibility to continue with our strategic initiatives, including business acquisitions and share repurchases. Other important key terms of the 2022 credit facility included: (i) an accordion feature that permits lenders to extend an additional $200 million at later date; (ii) no change in pricing from the 2018 credit facility; (iii) upsizing of baskets and various sublimits to reflect the increased size of the Company's business; (iv) a swing line facility increase from $25 million to $50 million, providing for same-day funds to cover daily liquidity needs; and (v) base interest rate amended from LIBOR to Term SOFR.

The 2022 credit facility matures on May 4, 2027. The balance outstanding under the 2022 credit facility was $410.6 million and $265.7 million at June 30, 2023 and December 31, 2022, respectively.
The combined effective interest rates under the 2018 and 2022 credit facilities, including the impact of interest rate swaps associated with those credit facilities, for the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended June 30,
	2023	2022
Weighted average rates	4.94%	1.93%
Range of effective rates	1.93% - 8.00%	1.08% - 3.67%
We had approximately $177.5 million of available funds under the 2022 credit facility at June 30, 2023, net of outstanding letters of credit of $4.4 million. Available funds under the credit facility are based on a multiple of earnings before interest, taxes, depreciation and amortization as defined in the credit facility, and are reduced by letters of credit, other indebtedness and outstanding borrowings under the credit facility. Under the 2022 credit facility, loans are charged an interest rate consisting of a base rate or Term SOFR rate plus an applicable margin, letters of credit are charged based on the same applicable margin, and a commitment fee is charged on the unused portion of the credit facility.
The 2022 credit facility contains certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens or other encumbrances, making certain payments, investments, or to sell or otherwise dispose of a substantial portion of assets, or to merge or consolidate with an unaffiliated entity. The 2022 credit facility also limits our ability to make dividend payments. Historically, we have not paid cash dividends on our common stock. Our Board of Directors has discretion over the payment and level of dividends on common stock, subject to the limitations of the credit facility and applicable law. The credit facility contains a provision that, in the event of a defined change in control, the credit facility may be terminated. In addition, the 2022 credit facility contains financial covenants that require us to meet certain requirements with respect to (i) a total leverage ratio and (ii) minimum interest coverage ratio which may limit our ability to borrow up to the total commitment amount. As of June 30, 2023, we are in compliance with all covenants.
Other Line of Credit - We have an unsecured $20.0 million line of credit by and among CBIZ Benefits and Insurance, Inc. and Huntington National Bank. We utilize this line to support our short-term funding requirements of payroll client fund obligations due to the investment of client funds, rather than liquidating client funds that have already been invested in available-for-sale securities. The line of credit, which was renewed on August 1, 2022 and will terminate on August 3, 2023, did not have a balance outstanding at June 30, 2023. We intend to renew this line of credit.
Interest Expense - Interest expense, including amortization of deferred financing costs, commitment fees, line of credit fees, and other applicable bank charges, for the three and six months ended June 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended June 30,
	2023	2022
Credit facilities	$5,498	$1,644
Other line of credit	—	1
Other	36	—
Total	$5,534	$1,645

	Six Months Ended June 30,
	2023	2022
Credit facilities	$9,138	$2,903
Other line of credit	—	1
Other	37	—
Total	$9,175	$2,904

NOTE 5. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Guarantees - We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $4.4 million and $5.0 million at June 30, 2023 and December 31, 2022, respectively. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.3 million and $2.3 million at June 30, 2023 and December 31, 2022, respectively.
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

NOTE 6. FINANCIAL INSTRUMENTS
Available-For-Sale Debt Securities - In connection with certain services provided by our payroll operations, we collect funds from our clients’ accounts in advance of paying client obligations. These funds held for clients are segregated and invested in accordance with our investment policy, which requires all investments carry an investment grade rating at the time of initial investment. These investments, primarily consisting of corporate and municipal bonds, are classified as available-for-sale and are included in the “Funds held for clients” line item on the accompanying unaudited Condensed Consolidated Balance Sheets. The par value of these investments totaled $41.2 million and $44.4 million at June 30, 2023 and December 31, 2022, respectively, and had maturity or callable dates ranging from July 2023 through November 2025.
At June 30, 2023, unrealized losses on the securities were not material and have not been recognized as a credit loss because the bonds are investment grade quality and management is not required or does not intend to sell prior to an expected recovery in value. The bond issuers continue to make timely principal and interest payments.
The following table summarizes activities related to these investments for the six months ended June 30, 2023 and the twelve months ended December 31, 2022 (in thousands):

	Six Months Ended June 30, 2023	Twelve Months Ended December 31, 2022
Fair value at beginning of period	$43,485	$38,670
Purchases	—	19,771
Redemptions	(2,310)	(5,630)
Maturities	(880)	(6,770)
Change in bond premium	(385)	(645)
Fair market value adjustment	473	(1,911)
Fair value at end of period	$40,383	$43,485
In addition to the available-for-sale debt securities discussed above, we also held other depository assets in the amount of $0.9 million and $0.9 million at June 30, 2023 and December 31, 2022, respectively. Those depository assets are classified as Level 1 in the fair value hierarchy.

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
During the first quarter of 2023, we entered into a new 5-year interest rate swap with a notional value of $25.0 million and fixed rate of 3.669%. During the second quarter of 2023, one interest rate swap expired with a notional value of $15.0 million. As of June 30, 2023, we have four interest rate swaps outstanding. Under the terms of the interest rate swaps, we pay interest at a fixed rate of interest plus applicable margin as stated in the amended agreements, and receive interest that varies with the one-month Term SOFR.
The following table summarizes our outstanding interest rate swaps and their classification in the accompanying unaudited Condensed Consolidated Balance Sheets at June 30, 2023 and December 31, 2022 (amounts in thousands):

	June 30, 2023
	Notional Amount	Fixed Rate	Expiration	Fair Value	Balance Sheet Location
Interest rate swap	$50,000	0.834%	4/14/2025	$3,427	Other non-current asset
Interest rate swap	$30,000	1.186%	12/14/2026	$2,875	Other non-current asset
Interest rate swap	$20,000	2.450%	8/14/2027	$1,193	Other non-current asset
Interest rate swap	$25,000	3.669%	4/14/2028	$259	Other non-current asset

	December 31, 2022
	Notional Amount	Fixed Rate	Expiration	Fair Value	Balance Sheet Location
Interest rate swap	$15,000	2.571%	6/1/2023	$133	Other current asset
Interest rate swap	$50,000	0.834%	4/14/2025	$3,726	Other non-current asset
Interest rate swap	$30,000	1.186%	12/14/2026	$2,871	Other non-current asset
Interest rate swap	$20,000	2.450%	8/14/2027	$1,079	Other non-current asset
Refer to Note 7, Fair Value Measurements, for additional disclosures regarding fair value measurements.
The following table summarizes the effects of the interest rate swaps on the accompanying unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Gain Recognized in AOCI, net of tax		Gain (Loss) Reclassified from AOCI into Expense
	Three Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
Interest rate swaps	$2,187	$587	$1,073	$(155)

	Six Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest rate swaps	$1,472	$3,194	$1,970	$(498)

NOTE 7. FAIR VALUE MEASUREMENTS
The following table summarizes our assets and (liabilities) at June 30, 2023 and December 31, 2022, respectively, that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (in thousands):

	Level	June 30, 2023	December 31, 2022
Deferred compensation plan assets	1	$136,463	$118,862
Available-for-sale debt securities	1	40,383	43,485
Other depository assets	1	947	868
Deferred compensation plan liabilities	1	(136,463)	(118,862)
Interest rate swaps	2	7,754	7,809
Contingent purchase price liabilities	3	(130,465)	(132,010)
During the six months ended June 30, 2023 and 2022, there were no transfers between the valuation hierarchy Levels 1, 2 and 3. The following table summarizes the change in Level 3 fair values of our contingent purchase price liabilities for the six months ended June 30, 2023 and 2022 (pre-tax basis) (in thousands):

	2023	2022
Beginning balance – December 31	$(132,010)	$(79,139)
Additions from business acquisitions	(30,317)	(64,648)
Settlement of contingent purchase price liabilities	33,307	8,830
Change in fair value of contingencies	(15)	117
Change in net present value of contingencies	(1,430)	(1,595)
Ending balance – June 30	$(130,465)	$(136,435)
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

NOTE 8. OTHER COMPREHENSIVE INCOME
The following table is a summary of other comprehensive income and discloses the tax impact of each component of other comprehensive income for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net unrealized gain (loss) on available-for-sale securities, net of income taxes (1)	$159	$(218)	$338	$(1,157)
Net unrealized gain (loss) on interest rate swaps, net of income taxes(2)	1,383	705	(5)	3,571
Foreign currency translation	(5)	(7)	(9)	(9)
Total other comprehensive income	$1,537	$480	$324	$2,405

(1)Net of income tax expense of $64 and income tax benefit of $81 for the three months ended June 30, 2023 and 2022, respectively, and net of income tax expense of $135 and income tax benefit of $433 for the six months ended June 30, 2023 and 2022, respectively.
(2)Net of income tax expense of $449 and income tax expense of $250 for the three months ended June 30, 2023 and 2022, respectively, and net of income tax benefit of $14 and income tax expense of $1,178 for the six months ended June 30, 2023 and 2022, respectively.

NOTE 9. EMPLOYEE STOCK PLANS
On May 10, 2023, the shareholders of the Company approved an amendment to the 2019 Stock Omnibus Incentive Plan (the “2019 Plan”). The amendment added 1.5 million shares to the total number of shares that may be issued under the 2019 Plan. All other respects of the Plan remain unchanged. The 2019 Plan, which expires in 2029, permits the grant of various forms of stock-based awards. A maximum of 4.6 million stock options, restricted stock or other stock-based compensation awards may be granted. The terms and vesting schedules for the stock-based awards vary by type and date of grant. Shares subject to award under the 2019 Plan may be either authorized but unissued shares of our common stock or treasury shares. Refer to the Annual Report on Form 10-K for the year ended December 31, 2022 for further discussion on the 2019 Plan.
Compensation expense for stock-based awards recognized during the three and six months ended June 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	$—	$75	$768	$248
Restricted stock units and awards	1,355	1,334	2,614	2,827
Performance share units	1,433	1,330	3,237	3,353
Total stock-based compensation expense	$2,788	$2,739	$6,619	$6,428
Stock Options and Restricted Stock Units and Awards – The following table presents our stock options and restricted stock units and awards activity during the six months ended June 30, 2023 (in thousands, except per share data):

	Stock Options		Restricted Stock Units and Awards
	Number of Options	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant-Date Fair Value (1)
Outstanding at beginning of year	553	$21.03	277	$32.62
Granted	50	$48.40	109	$48.64
Exercised or released	(221)	$19.24	(154)	$31.25
Outstanding at June 30, 2023	382	$25.64	232	$41.09
Exercisable at June 30, 2023	382	$25.64

(1)Represents weighted average market value of the shares; awards are granted at no cost to the recipients.

CBIZ utilized the Black-Scholes-Merton options pricing model to determine the fair value of stock options on the date of grant. The per-share fair value of stock options granted on February 8, 2023 was $15.35. The following weighted average assumptions were utilized:

Six Months Ended June 30, 2023
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
The following table presents our PSUs activity during the six months ended June 30, 2023 (in thousands, except per share data):

	Performance Share Units	Weighted Average Grant-Date Fair Value Per Unit (1)
Outstanding at beginning of year	482	$28.84
Granted	88	$48.40
Vested	(244)	$25.75
Outstanding at June 30, 2023	326	$36.46
(1)Represents weighted average market value of the performance share units; PSUs are granted at no cost to the recipients.

NOTE 10. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net Income	$26,863	$31,255	$100,023	$89,382
Denominator:
Basic
Weighted average common shares outstanding	49,963	51,911	50,164	52,015
Diluted
Stock options (1)	198	508	235	564
Restricted stock units and awards (1)	79	112	95	157
Performance share units	106	—	106	—
Contingent shares (2)	39	—	39	—
Diluted weighted average common shares outstanding (3)	50,385	52,531	50,639	52,736
Basic earnings per share	$0.54	$0.60	$1.99	$1.72
Diluted earnings per share	$0.53	$0.60	$1.98	$1.70

(1)A total of 12 thousand and 53 thousand shares of stock-based awards were excluded from the calculation of diluted earnings per share for three and six months ended June 30, 2023, respectively, as their effect would be anti-dilutive. A total of 17 thousand and 86 thousand shares of stock-based awards were excluded from the calculation of diluted earnings per share for three and six months ended June 30, 2022, respectively, as their effect would be anti-dilutive.

(2)Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by us once future considerations have been met. Refer to Note 11, Business Combinations, for further details.
(3)The denominator used in calculating diluted earnings per share did not include 220 thousand PSUs for both the three and six months ended June 30, 2023, and the denominator used in calculating diluted earnings per share did not include 360 thousand PSUs for both the three and six months ended June 30, 2022. The performance conditions associated with these performance share units were not met and consequently none of these PSUs were considered as issuable for the three and six months ended June 30, 2023 and 2022.

NOTE 11. BUSINESS COMBINATIONS
Business Combinations
During the six months ended June 30, 2023, we completed the following acquisitions:
•Effective January 1, 2023, we acquired all of the assets of Danenhauer and Danenhauer, Inc ("Danenhauer and Danenhauer"). Danenhauer and Danenhauer, based in California, is a provider of forensic accounting, business valuation, expert witness testimony, and other services for businesses and individuals. Operating results for Danenhauer and Danenhauer are reported in the Financial Services practice group.
•Effective February 1, 2023, we acquired the non-attest assets of Somerset CPAs and Advisors ("Somerset"). Somerset, based in Indianapolis, Indiana, is a provider of a full range of accounting, tax, and financial advisory services to clients in a wide array of industries. Operating results for Somerset are reported in the Financial Services practice group.
•Effective June 1, 2023, we acquired all of the assets of Pivot Point Security ("PPS"). PPS, based in Hamilton, New Jersey, is a provider of cyber and information security, and compliance services for small and middle market businesses. Operating results for PPS are reported in the Financial Services practice group.
•Effective June 1, 2023, we acquired all of the assets of Ickovic and Co. PC ("Ickovic and Co."). Ickovic and Co., based in Denver, Colorado, is a provider of bespoke services and solutions for high-net-worth individuals, business owners and executives. Operating results for Ickovic and Co. are reported in the Financial Services practice group.
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
The acquisitions of Danenhauer and Danenhauer, Somerset, PPS and Ickovic and Co. (together, the “2023 Acquisitions”) are expected to add approximately $64.4 million annualized revenue in 2023. For the six months ended June 30, 2023, we recorded approximately $2.5 million in non-recurring transaction, retention and integration related costs associated with the Somerset acquisition. Pro forma results of operations for these acquisitions have not been presented because the effects of these acquisitions were not material, either individually or in aggregate, to our total revenue and net income for the three and six months ended June 30, 2023 and 2022, respectively.

The following table summarizes the consideration and purchase price allocation for the acquisitions completed during the six months ended June 30, 2023 and 2022, respectively (in thousands):

	2023	2022
Common stock issued (number)	102	—
Common stock value	$4,796	$—
Cash paid	48,547	72,469
Recorded contingent consideration	30,317	64,648
Total recorded purchase price	$83,660	$137,117
Accounts receivable acquired	8,304	18,230
Fixed assets acquired	1,108	1,793
Identifiable intangible assets acquired	33,505	49,000
Operating lease right-of-use asset acquired	14,598	49,291
Other assets acquired	1,157	1,497
Operating lease liability acquired - current	(1,012)	(5,860)
Other current liabilities acquired	(1,445)	(909)
Operating lease liability acquired - non-current	(13,586)	(43,431)
Goodwill	41,031	67,506
Total net assets acquired	$83,660	$137,117
Maximum potential contingent consideration	$31,925	$67,115
Provisional estimates of fair value are established at the time of each acquisition and are subsequently reviewed within the first year of operations subsequent to the acquisition date to determine the necessity for adjustments. Fair value estimates of the 2023 Acquisitions were provisional as of June 30, 2023, primarily related to the value established for certain identifiable intangible assets and contingent purchase price consideration.
The following table summarizes the goodwill and intangible asset amounts resulting from those acquisitions for the six months ended June 30, 2023 and 2022, respectively (in thousands):

	Six Months Ended June 30,
	2023		2022
	Financial Services	Benefits and Insurance Services	Financial Services	Benefits and Insurance Services
Goodwill	$41,031	$—	$67,506	$—
Client list	33,487	—	49,000	—
Other intangibles	18	—	—	—
Total	$74,536	$—	$116,506	$—
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
The following table summarizes the changes in contingent purchase price consideration for previous acquisitions and contingent payments made for previous business acquisitions in the three and six months ended June 30, 2023 and 2022, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net expense	$815	$836	$1,445	$1,478
Cash settlement paid	$1,373	$1,045	$29,808	$8,122
Shares issued (number)	4	—	75	19

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
Segment information for the three and six months ended June 30, 2023 and 2022 is presented below. We do not manage our assets on a segment basis, therefore segment assets are not presented below.
The following table disaggregates our revenue by source (in thousands):

	Three Months Ended June 30, 2023
	Financial Services	Benefits and Insurance Services	National Practices	Consolidated
Accounting, tax, advisory and consulting	$290,930	—	—	$290,930
Core benefits and insurance services	—	91,031	—	91,031
Non-core benefits and insurance services	—	4,807	—	4,807
Managed networking, hardware services	—	—	9,067	9,067
National practices consulting	—	—	2,667	2,667
Total revenue	$290,930	$95,838	$11,734	$398,502

	Three Months Ended June 30, 2022
	Financial Services	Benefits and Insurance Services	National Practices	Consolidated
Accounting, tax, advisory and consulting	$259,308	—	—	$259,308
Core benefits and insurance services	—	87,366	—	87,366
Non-core benefits and insurance services	—	4,342	—	4,342
Managed networking, hardware services	—	—	8,333	8,333
National practices consulting	—	—	2,603	2,603
Total revenue	$259,308	$91,708	$10,936	$361,952

	Six Months Ended June 30, 2023
	Financial Services	Benefits and Insurance Services	National Practices	Consolidated
Accounting, tax, advisory and consulting	$634,016	—	—	$634,016
Core benefits and insurance services	—	187,648	—	187,648
Non-core benefits and insurance services	—	8,244	—	8,244
Managed networking, hardware services	—	—	18,021	18,021
National practices consulting	—	—	5,179	5,179
Total revenue	$634,016	$195,892	$23,200	$853,108

	Six Months Ended June 30, 2022
	Financial Services	Benefits and Insurance Services	National Practices	Consolidated
Accounting, tax, advisory and consulting	$548,054	—	—	$548,054
Core benefits and insurance services	—	176,302	—	176,302
Non-core benefits and insurance services	—	7,892	—	7,892
Managed networking, hardware services	—	—	16,254	16,254
National practices consulting	—	—	5,172	5,172
Total revenue	$548,054	$184,194	$21,426	$753,674

Segment information for the three months ended June 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended June 30, 2023
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$290,930	$95,838	$11,734	$—	$398,502
Operating expenses	243,445	78,374	10,545	11,623	343,987
Gross margin	47,485	17,464	1,189	(11,623)	54,515
Corporate general and administrative expenses	—	—	—	15,793	15,793
Operating income (loss)	47,485	17,464	1,189	(27,416)	38,722
Other income (expense):
Interest expense	—	—	—	(5,534)	(5,534)
Other income, net	235	153	1	5,032	5,421
Total other income (expense), net	235	153	1	(502)	(113)
Income (loss) before income tax expense	$47,720	$17,617	$1,190	$(27,918)	$38,609

	Three Months Ended June 30, 2022
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$259,308	$91,708	$10,936	$—	$361,952
Operating expenses	209,643	75,020	9,899	(4,826)	289,736
Gross margin	49,665	16,688	1,037	4,826	72,216
Corporate general and administrative expenses	—	—	—	10,926	10,926
Operating income (loss)	49,665	16,688	1,037	(6,100)	61,290
Other income (expense):
Interest expense	—	(1)	—	(1,644)	(1,645)
Gain on sale of operations, net	135	—	—	—	135
Other income (expense), net	85	(12)	1	(15,977)	(15,903)
Total other income (expense), net	220	(13)	1	(17,621)	(17,413)
Income (loss) before income tax expense	$49,885	$16,675	$1,038	$(23,721)	$43,877

Segment information for the six months ended June 30, 2023 and 2022 was as follows (in thousands):

	Six Months Ended June 30, 2023
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$634,016	$195,892	$23,200	$—	$853,108
Operating expenses	487,888	155,297	21,128	20,685	684,998
Gross margin	146,128	40,595	2,072	(20,685)	168,110
Corporate general and administrative expenses	—	—	—	31,391	31,391
Operating income (loss)	146,128	40,595	2,072	(52,076)	136,719
Other income (expense):
Interest expense	—	(1)	—	(9,174)	(9,175)
Gain on sale of operations, net	99	—	—	—	99
Other income, net	490	330	1	9,712	10,533
Total other income, net	589	329	1	538	1,457
Income (loss) before income tax expense	$146,717	$40,924	$2,073	$(51,538)	$138,176

	Six Months Ended June 30, 2022
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$548,054	$184,194	$21,426	$—	$753,674
Operating expenses (income)	419,443	147,677	19,475	(6,560)	580,035
Gross margin	128,611	36,517	1,951	6,560	173,639
Corporate general and administrative expenses	—	—	—	27,235	27,235
Operating income (loss)	128,611	36,517	1,951	(20,675)	146,404
Other income (expense):
Interest expense	—	(1)	—	(2,903)	(2,904)
Gain on sale of operations, net	135	—	—	—	135
Other income (expense), net	171	(36)	1	(22,446)	(22,310)
Total other income (expense), net	306	(37)	1	(25,349)	(25,079)
Income (loss) before income tax expense	$128,917	$36,480	$1,952	$(46,024)	$121,325

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we”, “us”, “our”, "CBIZ" or the "Company" shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.
The following discussion is intended to assist in the understanding of our financial position at June 30, 2023 and December 31, 2022, results of operations for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022, and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2022. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2022.
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
EXECUTIVE SUMMARY
Revenue for the three months ended June 30, 2023 increased by $36.6 million, or 10.1%, to $398.5 million from $362.0 million for the same period in 2022. Same-unit revenue increased by approximately $15.0 million, or 4.1%, as compared to the same period in 2022. Revenue from newly acquired operations, net of divestitures, contributed $21.6 million, or 6.0%, of incremental revenue for the three months ended June 30, 2023 as compared to the same period in 2022.
Revenue for the six months ended June 30, 2023 increased by $99.4 million, or 13.2%, to $853.1 million from $753.7 million for the same period in 2022. Same-unit revenue increased by approximately $53.9 million, or 7.2%, as compared to the same period in 2022. Revenue from newly acquired operations, net of divestitures, contributed $45.5 million, or 6.0%, of incremental revenue for the six months ended June 30, 2023 as compared to the same period in 2022. A detailed discussion of revenue by practice group is included under "Operating Practice Groups".
Net income was $26.9 million, or $0.53 per diluted share, in the second quarter of 2023, compared to $31.3 million, or $0.60 per diluted share, in the second quarter of 2022. For the six months ended June 30, 2023, net income was $100.0 million, or $1.98 per diluted share, compared to $89.4 million, or $1.70 per diluted share, for the same period in 2022. Refer to “Results of Operations" for a detailed discussion of the components of net income.
Strategic Use of Capital
Our first priority for use of capital is to make strategic acquisitions. We also have the financing flexibility and the capacity to actively repurchase shares of our common stock. We believe that repurchasing shares of our common stock can be a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our stockholders. During the six months ended June 30, 2023, we completed four acquisitions for $48.5 million in cash. We also repurchased 1.1 million shares of our common stock on open market as well as for tax withholding purposes at a total cost of approximately $56.8 million in the six months ended June 30, 2023. Refer to Note 11, Business Combinations, to the accompanying unaudited condensed consolidated financial statements for further discussion on acquisitions.
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
RESULTS OF OPERATIONS
Revenue
The following tables summarize total revenue for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	% of Total	2022	% of Total	$ Change	% Change
	(Amounts in thousands, except percentages)
Financial Services	$290,930	73.0%	$259,308	71.6%	$31,622	12.2%
Benefits and Insurance Services	95,838	24.0%	91,708	25.3%	4,130	4.5%
National Practices	11,734	3.0%	10,936	3.1%	798	7.3%
Total CBIZ	$398,502	100.0%	$361,952	100.0%	$36,550	10.1%

	Six Months Ended June 30,
	2023	% of Total	2022	% of Total	$ Change	% Change
	(Amounts in thousands, except percentages)
Financial Services	$634,016	74.3%	$548,054	72.7%	$85,962	15.7%
Benefits and Insurance Services	195,892	23.0%	184,194	24.4%	11,698	6.4%
National Practices	23,200	2.7%	21,426	2.9%	1,774	8.3%
Total CBIZ	$853,108	100.0%	$753,674	100.0%	$99,434	13.2%
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
Income and expenses related to the deferred compensation plan for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Amounts in thousands)
Operating expenses (income)	$5,102	$(13,338)	$9,862	$(19,005)
Corporate general and administrative expenses (income)	631	(1,811)	1,273	(2,622)
Other income (expense), net	5,733	(15,149)	11,135	(21,627)
Excluding the impact of the above-mentioned income and expenses related to the deferred compensation plan, the operating results for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,
	2023				2022
	(Amounts in thousands, except percentages)
	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue
Gross margin	$54,515	$5,102	$59,617	15.0%	$72,216	$(13,338)	$58,878	16.3%
Operating income	38,722	5,733	44,455	11.2%	61,290	(15,149)	46,141	12.7%
Other (expense) income, net	5,421	(5,733)	(312)	(0.1)%	(15,903)	15,149	(754)	(0.2)%
Income before income tax expense	38,609	—	38,609	9.7%	43,877	—	43,877	12.1%

	Six Months Ended June 30,
	2023				2022
	(Amounts in thousands, except percentages)
	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue
Gross margin	$168,110	$9,862	$177,972	20.9%	$173,639	$(19,005)	$154,634	20.5%
Operating income	136,719	11,135	147,854	17.3%	146,404	(21,627)	124,777	16.6%
Other income (expense), net	10,533	(11,135)	(602)	(0.1)%	(22,310)	21,627	(683)	(0.1)%
Income before income tax expense	138,176	—	138,176	16.1%	121,325	—	121,325	16.0%
Operating Expenses

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating expenses by segment:
Financial Services	$243,445	$209,643	$33,802	16.1%
Benefits and Insurance Services	78,374	75,020	3,354	4.5%
National Practices	10,545	9,899	646	6.5%
Corporate and Other	11,623	(4,826)	16,449	N/M
Total Operating expenses	$343,987	$289,736	$54,251	18.7%
Operating expenses % of revenue	86.3%	80.0%
Operating expenses excluding deferred compensation	$338,885	$303,074	$35,811	11.8%
Operating expenses excluding deferred compensation % of revenue	85.0%	83.7%

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating expenses (income) by segment:
Financial Services	$487,888	$419,443	$68,445	16.3%
Benefits and Insurance Services	155,297	147,677	7,620	5.2%
National Practices	21,128	19,475	1,653	8.5%
Corporate and Other	20,685	(6,560)	27,245	N/M
Total Operating expenses	$684,998	$580,035	$104,963	18.1%
Operating expenses % of revenue	80.3%	77.0%
Operating expenses excluding deferred compensation	$675,136	$599,040	$76,096	12.7%
Operating expenses excluding deferred compensation % of revenue	79.1%	79.5%

Three months ended June 30, 2023 compared to June 30, 2022. Total operating expenses for the three months ended June 30, 2023 increased by $54.3 million, or 18.7%, to $344.0 million as compared to $289.7 million in the same period of 2022. The non-qualified deferred compensation plan increased operating expenses by $5.1 million for the three months ended June 30, 2023, but decreased operating expenses by $13.3 million during the same period in 2022. Excluding the non-qualified deferred compensation expenses, which were recorded in "Corporate and Other" for segment reporting purposes, operating expenses would have been $338.9 million and $303.1 million, or 85.0% and 83.7% of revenue, for the three months ended June 30, 2023 and 2022, respectively. In addition, operating expenses for the three months ended June 30, 2023 included approximately $0.6 million non-recurring integration costs associated with the Somerset acquisition, and operating expenses for the three months ended June 30, 2022 included $1.8 million non-recurring integration and retention costs associated with the Marks Paneth acquisition.
The majority of our operating expenses relate to personnel costs, which include (i) salaries and benefits, (ii) commissions paid to producers, (iii) incentive compensation, and (iv) stock-based compensation. Excluding the impact of deferred compensation, which was recorded in "Corporate and Other" for segment reporting purposes, operating expenses increased by approximately $35.8 million during the three months ended June 30, 2023 as compared to the same period in 2022, driven by $30.9 million higher personnel costs (of which $14.5 million was the result of acquisitions), $2.1 million higher travel and entertainment costs, $1.2 million higher facility costs, $1.0 million higher marketing costs, $1.0 million higher depreciation and amortization expense, $0.6 million higher technology related costs, offset by approximately $1.0 decrease in other discretionary spending. Personnel costs are discussed in further detail under “Operating Practice Groups”.
Six months ended June 30, 2023 compared to June 30, 2022. Total operating expenses for the six months ended June 30, 2023 increased by $105.0 million, or 18.1%, to $685.0 million as compared to $580.0 million in the same period of 2022. The non-qualified deferred compensation plan increased operating expenses by $9.9 million for the six months ended June 30, 2023, but decreased operating expenses by $19.0 million during the same period in 2022. Excluding the impact of deferred compensation, which was recorded in "Corporate and Other" for segment reporting purposes, operating expenses would have been $675.1 million and $599.0 million, or 79.1% and 79.5% of revenue, for the six months ended June 30, 2023 and 2022, respectively, an increase of $76.1 million as compared to the same period in 2022. In addition, operating expense for the six months ended June 30, 2023 included approximately $1.0 million non-recurring integration costs related to the Somerset acquisition, and operating expenses for the six months ended June 30, 2022 included $6.2 million non-recurring integration and retention costs associated with the Marks Paneth acquisition. The increase in operating expense was driven by personnel costs increase of $64.9 million (of which $26.0 million was the result of acquisitions), $4.9 million higher travel and entertainment costs, $2.1 million higher technology related costs, $1.4 million higher facility costs, $1.4 million higher depreciation and amortization expense, and $1.1 million higher marketing costs, as well as $0.3 million increase in other discretionary spending to support business growth. Personnel costs are discussed in further detail under “Operating Practice Groups”.
Corporate General & Administrative (“G&A”) Expenses

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(Amounts in thousands, except percentages)
G&A expenses	$15,793	$10,926	$4,867	44.5%
G&A expenses % of revenue	4.0%	3.0%
G&A expenses excluding deferred compensation	$15,162	$12,737	$2,425	19.0%
G&A expenses excluding deferred compensation % of revenue	3.8%	3.5%

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(Amounts in thousands, except percentages)
G&A expenses	$31,391	$27,235	$4,156	15.3%
G&A expenses % of revenue	3.7%	3.6%
G&A expenses excluding deferred compensation	$30,118	$29,857	$261	0.9%
G&A expenses excluding deferred compensation % of revenue	3.5%	4.0%

Three months ended June 30, 2023 compared to June 30, 2022. The deferred compensation plan increased G&A expenses by $0.6 million for the three months ended June 30, 2023, but decreased G&A expenses by $1.8 million during the same period in 2022. G&A expenses, excluding the impact of the deferred compensation plan, would have been $15.2 million, or 3.8% of revenue, for the three months ended June 30, 2023, compared to $12.7 million, or 3.5% of revenue, for the same period in 2022, an increase of approximately $2.4 million. The increase was primarily driven by $1.0 million higher personnel costs as well as a $1.5 million higher legal and other professional related costs. In addition, G&A expense for the three months ended June 30, 2023 included approximately $0.3 million non-recurring transaction and integration costs associated with the Somerset acquisition. G&A expense for the three months ended June 30, 2022 included $0.3 million non-recurring transaction and integration costs associated with the Marks Paneth acquisition.
Six months ended June 30, 2023 compared to June 30, 2022. The deferred compensation plan increased G&A expense by $1.3 million for the six months ended June 30, 2023, but decreased G&A expenses by $2.6 million during the same period in 2022. G&A expenses, excluding the impact of the deferred compensation plan, would have been $30.1 million, or 3.5% of revenue, for the six months ended June 30, 2023, compared to $29.9 million, or 4.0% of revenue, for the same period in 2022. The increase in G&A expenses was primarily due to approximately $0.8 million higher personnel costs, offset by $0.5 million lower net discretionary spending and other miscellaneous costs. In addition, G&A expense for the six months ended June 30, 2023 included a $1.5 million non-recurring transaction and integration costs related to the Somerset acquisition. G&A expense for the six months ended June 30, 2022 included a $1.9 million non-recurring transaction and integration costs related to the Marks Paneth acquisition.

Other Income (Expense), Net

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(Amounts in thousands, except percentages)
Interest expense	$(5,534)	$(1,645)	$(3,889)	236.4%
Gain on sale of operations, net	—	135	(135)	(100.0)%
Other income (expense), net (1)	5,421	(15,903)	21,324	(134.1)%
Total other expense, net	$(113)	$(17,413)	$17,300	(99.4)%

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(Amounts in thousands, except percentages)
Interest expense	$(9,175)	$(2,904)	$(6,271)	215.9%
Gain on sale of operations, net	99	135	(36)	(26.7)%
Other income (expense) income, net (2)	10,533	(22,310)	32,843	(147.2)%
Total other income (expense), net	$1,457	$(25,079)	$26,536	(105.8)%
(1) Other income (expense), net includes a net gain of $5.7 million during the three months ended June 30, 2023, compared to a net loss of $15.1 million for the same period in 2022, associated with the value of investments held in a rabbi trust related to the deferred compensation plan, which were recorded in "Corporate and Other" for segment reporting purposes. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan are offset by a corresponding increase or decrease to compensation expense, which is recorded as “Operating expenses” and “G&A expenses.” The deferred compensation plan has no impact on “Income before income tax expense” or diluted earnings per share. In addition, included in Other income (expense), net for the three months ended June 30, 2023 and 2022, is expense of $0.8 million and $0.8 million respectively, related to net changes in the fair value of contingent consideration related to prior acquisitions.
(2) Other income (expense), net includes a net gain of $11.1 million during the six months ended June 30, 2023, compared to a net loss of $(21.6) million for the same period in 2022, associated with the value of investments held in a rabbi trust related to the deferred compensation plan, which were recorded in "Corporate and Other" for segment reporting purposes. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan are offset by a corresponding increase or decrease to compensation expense, which is recorded as “Operating expenses” and “G&A expenses.” The deferred compensation plan has no impact on “Income before income tax expense” or diluted earnings per share. In addition, included in Other income (expense), net for the six months ended June 30, 2023 and 2022, is expense of $1.4 million and $1.5 million, respectively, related to net changes in the fair value of contingent consideration related to prior acquisitions.
Interest Expense
Three and six months ended June 30, 2023 compared with June 30, 2022. Our primary financing arrangement is the credit facility which was amended and restated in May 2022. During the three months ended June 30, 2023, our average debt balance and weighted average effective interest rate was $403.1 million and 5.24%, compared to $283.6 million and 2.04% for the same period of 2022. The increase in interest expense for the three months ended June 30, 2023 as compared to the same period in 2022 was primarily driven by a higher average debt balance as well as a higher weighted average effective interest rate.
During the six months ended June 30, 2023, our average debt balance and interest rate was $352.9 million and 4.94% compared to $264.2 million and 1.93% for the same period of 2022. The increase in interest expense for the six months ended June 30, 2023 as compared to the same period in 2022 was primarily driven by a higher average debt balance as well as a higher weighted average effective interest rate.
Our indebtedness is further discussed in Note 4, Debt and Financing Arrangements, to the accompanying unaudited condensed consolidated financial statements.

Other Income (Expense), Net
Three and six months ended June 30, 2023 compared with June 30, 2022. For the three months ended June 30, 2023, other income (expense), net includes a net gain of $5.7 million associated with the non-qualified deferred compensation plan. For the same period in 2022, other (expense) income, net includes a net loss of $15.1 million associated with the non-qualified deferred compensation plan. Excluding the impact of the deferred compensation plan, other income (expense), net increased by $0.4 million in 2023 as compared to 2022 primarily due to a $0.2 million higher miscellaneous income in 2023.
For the six months ended June 30, 2023, other income (expense), net includes a net gain of $11.1 million associated with the non-qualified deferred compensation plan. For the same period in 2022, other (expense) income, net includes a net loss of $21.6 million associated with the non-qualified deferred compensation plan. Excluding the impact of the deferred compensation plan, other (expense) income, net decreased by $0.1 million in 2023 as compared to 2022.
Income Tax Expense

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(Amounts in thousands, except percentages)
Income tax expense	$11,746	$12,622	$(876)	(6.9)%
Effective tax rate	30.4%	28.8%

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(Amounts in thousands, except percentages)
Income tax expense	$38,153	$31,943	$6,210	19.4%
Effective tax rate	27.6%	26.3%
Three and six months ended June 30, 2023 compared with June 30, 2022. The effective tax rate for the three months ended June 30, 2023 was 30.4%, compared to an effective tax rate of 28.8% for the comparable period in 2022. The increase in the effective tax rate was primarily due to a smaller proportional tax benefit as compared to pre-tax income related to stock-based compensation expense during the three months ended June 30, 2023 as compared to the same quarter in 2022. The effective tax rate further increased due to the tax effect of higher non-deductible expenses and higher state tax expense during the second quarter of 2023 as compared to the same period in 2022.
The effective tax rate for the six months ended June 30, 2023 was 27.6%, compared to an effective tax rate of 26.3% for the same period in 2022. The increase in the effective tax rate year over year was primarily due to the effect of higher pre-tax income on our tax benefit related to stock-based compensation. In addition, we incurred higher non-deductible expenses and higher state tax expense during the six months ended June 30, 2023 as compared to the same period in 2022 which also contributed to the increase in the effective tax rate.
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

Financial Services

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue
Same-unit	$269,345	$259,308	$10,037	3.9%
Acquired businesses	21,585	—	21,585	N/M
Total revenue	$290,930	$259,308	$31,622	12.2%
Operating expenses	243,445	209,643	33,802	16.1%
Gross margin / Operating income	$47,485	$49,665	$(2,180)	(4.4)%
Total other income, net	235	220	15	N/M
Income before income tax expense	47,720	49,885	(2,165)	(4.3)%
Gross margin percent	16.3%	19.2%

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue
Same-unit	$588,519	$548,054	$40,465	7.4%
Acquired businesses	45,497	—	45,497
Total revenue	$634,016	$548,054	$85,962	15.7%
Operating expenses	487,888	419,443	68,445	16.3%
Gross margin / Operating income	$146,128	$128,611	$17,517	13.6%
Total other income, net	589	306	283	92.5%
Income before income tax expenses	146,717	128,917	17,800	13.8%
Gross margin percent	23.0%	23.5%

Three months ended June 30, 2023 compared to June 30, 2022
Revenue
The Financial Services practice group revenue for the three months ended June 30, 2023 grew by 12.2% to $290.9 million from $259.3 million during the same period in 2022. Same-unit revenue grew by $10.0 million, or 3.9%, primarily driven by those units that provide traditional accounting and tax-related services, which increased $8.5 million and an increase of approximately $3.8 million in those units that provide project-oriented advisory services. The increase was offset by a decrease of approximately $2.3 million in government healthcare compliance business due to project delays. The impact of acquired businesses contributed $21.6 million, or 7.4% of 2023 revenue, of which Somerset and Stinnett & Associates, LLC ("Stinnett"), which was acquired on July 1, 2022, contributed a total of $20.7 million, or 7.2% of the Financial Services practice group's revenue for the three months ended June 30, 2023.
We provide a range of services to affiliated CPA firms under joint referral and administrative service agreements (“ASAs”). Fees earned under the ASAs are recorded as revenue in the accompanying Condensed Consolidated Statements of Comprehensive Income and were approximately $65.9 million and $61.0 million for the three months ended June 30, 2023 and 2022, respectively.
Operating Expenses
Operating expenses increased by $33.8 million, or 16.1%, as compared to the same period last year. Personnel costs increased by $28.4 million, of which acquisitions contributed approximately $14.5 million to the increase. Compared to the same period in 2022, corporate allocated costs, travel and entertainment costs, depreciation and amortization costs, technology costs, facility costs, direct costs, and marketing costs increased by approximately $1.7 million, $1.3 million, $1.0 million, $0.7 million, $0.7 million, $0.5 million, and $0.3 million respectively. Other discretionary costs, net decreased by approximately $0.8 million, primarily driven by lower professional fees and recruiting costs. Operating expenses as a percentage of revenue increased to 83.7% for the three months ended June 30, 2023 from 80.8% of revenue for the prior year quarter.

Six months ended June 30, 2023 compared to June 30, 2022
Revenue
Revenue for the six months ended June 30, 2023 grew by 15.7% to $634.0 million from $548.1 million during the same period in 2022. Same-unit revenue grew by $40.5 million, or 7.4%, across almost all service lines, primarily driven by those units that provide traditional accounting and tax-related services, which increased $33.3 million and an increase of approximately $7.6 million in those units that provide project-oriented advisory services. The increase was offset by approximately $0.5 million decrease in government healthcare compliance business due to project delays. The impact of acquired businesses contributed $45.5 million, or 7.2% of 2022 revenue, of which Somerset and Stinnett contributed a total of $44.3 million, or 7.0% of Financial Services practice group's revenue for the six months ended June 30, 2023.
Fees earned under the ASAs, as described above, were approximately $150.7 million and $137.0 million for the six months ended June 30, 2023 and 2022, respectively.
Operating Expenses
Operating expenses increased by $68.4 million, or 16.3%, as compared to the same period last year. Personnel costs increased by $56.6 million, of which acquisitions contributed approximately $26.0 million to the increase. Compared to the same period in 2022, corporate allocated costs, travel and entertainment costs, technology costs, depreciation and amortization costs, direct costs, facility costs, and marketing costs increased by approximately $3.3 million, $3.2 million, $1.5 million, $1.5 million, $0.9 million, $0.8 million, and $0.5 million respectively. Other discretionary costs, net increased by approximately $0.1 million. Operating expense as a percentage of revenue increased to 77.0% during the six months ended June 30, 2023 from 76.5% of revenue during the same period in 2022.
Benefits and Insurance Services

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue
Same-unit	$95,838	$91,708	$4,130	4.5%
Total revenue	$95,838	$91,708	$4,130	4.5%
Operating expenses	78,374	75,020	3,354	4.5%
Gross margin / Operating income	$17,464	$16,688	$776	4.7%
Total other income (expense), net	153	(13)	166	N/M
Income before income tax expense	17,617	16,675	942	5.6%
Gross margin percent	18.2%	18.2%

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue
Same-unit	$195,892	$184,194	$11,698	6.4%
Total revenue	$195,892	$184,194	$11,698	6.4%
Operating expenses	155,297	147,677	7,620	5.2%
Gross margin/ Operating income	$40,595	$36,517	$4,078	11.2%
Total other income (expense), net	329	(37)	366	(989.2)%
Income before income tax expenses	40,924	36,480	4,444	12.2%
Gross margin percent	20.7%	19.8%

Three months ended June 30, 2023 compared to June 30, 2022
Revenue
The Benefits and Insurance Services practice group revenue increased by $4.1 million, or 4.5%, to $95.8 million during the three months ended June 30, 2023 compared to $91.7 million for the same period in 2022. The increase was across almost all of the major service lines, primarily driven by $2.2 million increase in employee benefit and retirement benefit services lines, $1.2 million in payroll related services, and $0.3 million in property and casualty services. In addition, revenue from other project based services increased by approximately $0.4 million.
Operating Expenses
Operating expenses increased by $3.4 million, or 4.5%, when compared to the same period last year. Personnel costs increased by $3.1 million primarily due to timing of annual merit increases as well as investment in producers. Compared to the same period in 2022, corporate allocated costs, travel and entertainment cost, direct costs, as well as marketing costs increased by approximately $0.6 million, $0.4 million, $0.2 million, and $0.1 million, respectively. The increase in operating expenses was offset by $0.4 million lower bad debt expense, $0.3 million lower depreciation and amortization costs as well as $0.1 million lower facility costs as compared to the same period in 2022. Operating expenses as a percentage of revenue remained unchanged at 81.8% for the quarter ended June 30, 2023 from 81.8% of revenue for the same period in 2022.

Six months ended June 30, 2023 compared to June 30, 2022
Revenue
The Benefits and Insurance Services practice group revenue increased by $11.7 million, or 6.4%, to $195.9 million during the six months ended June 30, 2023 compared to $184.2 million for the same period in 2022. The increase was across almost all of the major service lines, primarily driven by $6.1 million increase in employee benefit and retirement benefit services lines, $2.8 million increase in payroll related services, and $2.5 million increase in the property and casualty services. In addition, revenue from other project based services increased by approximately $0.3 million.
Operating Expenses
Operating expenses increased by $7.6 million, or 5.2%, when compared to the same period last year. Personnel cost increased by $6.6 million primarily due to timing of annual merit increases, bonus accrual, as well as investment in producers. Compared to the same period in 2022, corporate allocated costs, travel and entertainment cost, technology costs, direct costs, as well as marketing costs increased by approximately $1.1 million, $0.9 million, $0.2 million, $0.2 million, and $0.2 million, respectively. The increase in operating expenses was offset by $0.6 million lower depreciation and amortization costs, $0.6 million lower bad debt expense as well as $0.5 million lower facility costs as compared to the same period in 2022. Operating expense as a percentage of revenue slightly improved to 79.3% during the six months ended June 30, 2023 from 80.2% of revenue for the same period in 2022.

National Practices

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(Amounts in thousands, except percentages)
Same-unit revenue	$11,734	$10,936	$798	7.3%
Operating expenses	10,545	9,899	646	6.5%
Gross margin / Operating income	$1,189	$1,037	$152	14.7%
Total other income, net	1	1	—	N/M
Income before income tax expense	1,190	1,038	152	14.6%
Gross margin percent	10.1%	9.5%

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(Amounts in thousands, except percentages)
Same-unit revenue	$23,200	$21,426	$1,774	8.3%
Operating expenses	21,128	19,475	1,653	8.5%
Gross margin / Operating income	$2,072	$1,951	$121	6.2%
Total other income, net	1	1	—	N/M
Income before income tax expenses	2,073	1,952	121	6.2%
Gross margin percent	8.9%	9.1%

Three and six months ended June 30, 2023 compared with June 30, 2022
Revenue and Operating Expenses
The National Practices group is primarily driven by a cost-plus contract with a single client, which has existed since 1999. The cost-plus contract is a five-year contract with the most recent renewal through December 31, 2023. The Company is in the process of renewing the contract. Revenues from this single client accounted for approximately 75% of the National Practice group’s revenue. During the three and six months ended June 30, 2023, revenue increased by $0.8 million, or 7.3%, and $1.8 million, or 8.3%, respectively, while operating expenses increased by $0.6 million, or 6.5%, and $1.7 million, or 8.5%, respectively.

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

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating expenses (income)	$11,623	$(4,826)	16,449	N/M
Corporate general and administrative expenses	15,793	10,926	4,867	44.5%
Operating loss	(27,416)	(6,100)	(21,316)	N/M
Total other expense, net	(502)	(17,621)	17,119	(97.2)%
Loss before income tax expense	(27,918)	(23,721)	(4,197)	17.7%

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating expenses (income)	$20,685	$(6,560)	27,245	N/M
Corporate general and administrative expenses	31,391	27,235	4,156	15.3%
Operating loss	(52,076)	(20,675)	(31,401)	151.9%
Total other income (expense), net	538	(25,349)	25,887	(102.1)%
Loss before income tax expenses	(51,538)	(46,024)	(5,514)	12.0%

Three months ended June 30, 2023 compared to June 30, 2022
Total operating expenses increased by $16.4 million during the three months ended June 30, 2023, as compared to the same period in 2022. The non-qualified deferred compensation plan increased operating expenses by $5.1 million for the three months ended June 30, 2023 and decreased operating expenses by $13.3 million during the same period in 2022. Excluding the non-qualified deferred compensation expenses, operating expenses decreased by $1.7 million during the three months ended June 30, 2023 as compared to the same period in 2022. The decrease was primarily driven by lower personnel costs.
Total corporate general and administrative expenses decreased by $4.9 million, or 44.5%, during the three months ended June 30, 2023, as compared to the same period in 2022. The non-qualified deferred compensation plan increased corporate general and administrative expenses by $0.6 million for the three months ended June 30, 2023, but decreased by $1.8 million during the same period in 2022. Excluding the non-qualified deferred compensation expenses, corporate general and administrative expense decreased by approximately $2.4 million, primarily driven by $1.0 million higher personnel costs as well as a $1.5 million higher legal and other professional related costs.
Total other income (expense), net increased by $17.1 million during the three months ended June 30, 2023, as compared to the same period in 2022. For the three months ended June 30, 2023, total other income, net includes a net gain of $5.7 million associated with the non-qualified deferred compensation plan. For the same period in 2022, other expense, net includes a net loss of $15.1 million associated with the non-qualified deferred compensation plan. Excluding the impact of the non-qualified deferred compensation plan, total other expense, net would have been $6.2 million in 2023 and $2.5 million in 2022, a change of $3.7 million primarily attributed to $3.9 million higher interest expense in 2023 as compared to 2022, offset by $0.2 million higher income from sale of miscellaneous assets.

Six months ended June 30, 2023 compared to June 30, 2022

Total operating expenses increased by $27.2 million, or 118.7%, during the six months ended June 30, 2023, as compared to the same period in 2022. The non-qualified deferred compensation plan increased operating expenses by $9.9 million for the six months ended June 30, 2023, and decreased operating expense by $19.0 million during the same period in 2022. Excluding the non-qualified deferred compensation expenses, operating expense decreased by approximately $1.6 million, primarily driven by lower personnel costs.
Total G&A expenses increased by $4.2 million, or 15.3%, during the six months ended June 30, 2023, as compared to the same period in 2022. The non-qualified deferred compensation plan decreased G&A expenses by $1.3 million for the six months ended June 30, 2023, and increased G&A expense by $2.6 million during the same period in 2022. Excluding the non-qualified deferred compensation expenses, G&A expense increased slightly by approximately $0.3 million, primarily due to approximately $0.8 million higher personnel costs, offset by $0.5 million lower net discretionary spending and other miscellaneous costs
Total other (expense) income, net increased by $25.9 million during the six months ended June 30, 2023, as compared to the same period in 2022. Total other income (expense), net for the six months ended June 30, 2023 includes a net gain of $11.1 million associated with the non-qualified deferred compensation plan. For the same period in 2022, total other expense, net includes a net loss of $21.6 million associated with the non-qualified deferred compensation plan. Excluding the impact of the non-qualified deferred compensation plan, total other (expense) income, net increased by $6.9 million, primarily due to $6.3 million higher interest expense due to higher average outstanding balance and interest rates during 2023 as compared to 2022 as well as $0.7 million increase in miscellaneous expenses.
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
Accounts receivable balances increase in response to the first six months' revenue generated by the Financial Services practice group. A significant amount of this revenue is billed and collected in subsequent quarters. Days sales outstanding (“DSO”) represent accounts receivable and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve months' daily revenue. We provide DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of our ability to collect on receivables in a timely manner. DSO was 89 days and 88 days at June 30, 2023 and 2022. DSO at December 31, 2022 was 74 days.
The following table presents selected cash flow information. For additional details, refer to the accompanying Condensed Consolidated Statements of Cash Flows.

	Six Months Ended June 30,
	2023	2022
	(Amounts in thousands)
Net cash provided by operating activities	$29,729	$28,508
Net cash used in investing activities	(65,617)	(89,756)
Net cash provided by financing activities	21,793	91,655
Net (decrease) increase in cash, cash equivalents and restricted cash	$(14,095)	$30,407

Operating Activities - Cash provided by operating activities was $29.7 million during the six months ended June 30, 2023, primarily consisted of net income of $100.0 million and certain non-cash items, such as depreciation and amortization expense of $17.8 million, deferred income tax of $4.6 million, and stock-based compensation expense of $6.6 million The cash flow was offset by working capital use of $101.6 million. Cash provided by operating activities was $28.5 million during the six months ended June 30, 2022, primarily consisted of net income of $89.4 million and certain non-cash items, such as depreciation and amortization expense of $16.5 million, deferred income tax of $4.7 million, and stock-based compensation expense of $6.4 million. The cash inflow was offset by working capital use of $91.3 million.
Investing Activities - Cash used in investing activities during the six months ended June 30, 2023 was $65.6 million and consisted primarily of $48.6 million used for business acquisitions, $11.7 million in capital expenditures, and $9.0 million in other investing activities primarily related to working capital payments and notes receivable. The use of cash was offset by $3.7 million net cash inflow related to funds held for clients and other activities. Cash used in investing activities during the six months ended June 30, 2022 was $89.8 million and consisted primarily of $72.5 million used for business acquisition, $3.6 million in capital expenditures, $12.2 million net activity related to funds held for clients, and $1.6 million in other activities related to working capital payments and notes receivable.
The balances in funds held for clients and client fund obligations can fluctuate with the timing of cash receipts and the related cash payments. The nature of these accounts is further described in Note 1, Basis of Presentation and Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Financing Activities - Cash provided by financing activities during the six months ended June 30, 2023 was $21.8 million and primarily consisted of $144.9 million in net proceeds from the credit facility and $4.3 million proceeds from exercise of stock options, partially offset by $57.0 million in share repurchases, $40.4 million net decrease in client fund obligations and $30.0 million in contingent consideration payments related to prior acquisitions. Cash provided by financing activities during the six months ended June 30, 2022 was $91.7 million and primarily consisted of $110.7 million in net proceeds from the credit facility, $29.0 million net increase in client fund obligations and $3.9 million proceeds from exercise of stock options, partially offset by $41.6 million in share repurchases and $8.2 million in contingent consideration payments related to prior acquisitions.
CAPITAL RESOURCES
Credit Facility - At June 30, 2023, we had $410.6 million outstanding under the 2022 credit facility as well as $4.4 million outstanding letters of credit. Available funds under the 2022 credit facility, based on the terms of the commitment, were approximately $177.5 million at June 30, 2023. The weighted average interest rate under the credit facility was 4.94% during the six months ended June 30, 2023, compared to 1.93% for the same period in 2022. The credit facility allows for the allocation of funds for future strategic initiatives, including acquisitions and the repurchase of our common stock, subject to the terms and conditions of the 2022 credit facility.
Debt Covenant Compliance - Under the 2022 credit facility, we are required to meet certain financial covenants with respect to (i) total leverage ratio and (ii) minimum interest charge coverage ratio. We are in compliance with our financial covenants as of June 30, 2023. Our ability to service our debt and to fund future strategic initiatives will depend upon our ability to generate cash in the future. For further discussion regarding our 2022 credit facility and debt, refer to Note 4, Debt and Financing Arrangements, to the accompanying unaudited condensed consolidated financial statements.

Use of Capital - Our first priority for use of capital is to make strategic acquisitions. We also have the financing flexibility and the capacity to actively repurchase shares of our common stock. We believe that repurchasing shares of our common stock can be a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our stockholders. During the six months ended June 30, 2023, we completed four acquisitions for $48.5 million in cash. We also repurchased 1.1 million shares of our common stock at a total cost of approximately $56.8 million during the six months ended June 30, 2023. Refer to Note 11, Business Combinations, to the accompanying unaudited condensed consolidated financial statements for further discussion on acquisitions.
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
We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $4.4 million and $5.0 million at June 30, 2023 and December 31, 2022, respectively. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.3 million and $2.3 million at June 30, 2023 and December 31, 2022, respectively.
We have various agreements under which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by us under such indemnification clauses is generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2023, we are not aware of any material obligations arising under indemnification agreements that would require payment.
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
Consequently, no forward-looking statement can be guaranteed. A more detailed description of risk factors may be found in “Item 1A, Risk Factors” of this Quarterly Report and in “Item 1A, Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022. Except as required by the federal securities laws, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the SEC, such as quarterly, periodic and annual reports.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our floating rate debt under the 2022 credit facility exposes us to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which we could borrow funds under the credit facility. The balance outstanding under our credit facility at June 30, 2023 was $410.6 million, of which $285.6 million is subject to rate risk. If market rates were to increase or decrease 100 basis points from the levels at June 30, 2023, interest expense would increase or decrease approximately $2.9 million annually.
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
At June 30, 2023, we had four interest rate swaps with notional values, fixed rates of interest and expiration dates of (i) $50.0 million - 0.834% - April, 2025, (ii) $30.0 million - 1.186% - December, 2026, (iii) $20.0 million - 2.450% - August, 2027 and (iv) $25.0 million - 3.669% - April, 2028, respectively. Management will continue to evaluate the potential use of interest rate swaps as we deem appropriate under certain operating and market conditions. We do not enter into derivative instruments for trading or speculative purposes.
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
(b) Internal Control over Financial Reporting
On February 1, 2023, we completed the Somerset acquisition. We are in the process of integrating Somerset into our system of internal control over financial reporting. Except for the Somerset acquisition, there have been no changes to our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our systems, like others in the industries we serve, are vulnerable to cyber security risks, and we are subject to potential disruption caused by such activities. Corporations such as ours are subject to frequent attacks on their systems, such as computer hacking, phishing attempts, cyber-attacks, malware and ransomware attacks. The attacks may have various goals, from seeking confidential information to causing operational disruption. If a ransomware attack or other cybersecurity breach occurs, either internally or at our information technology vendors, it is possible we could be prevented from accessing our data, cause us to incur remediation costs or requires us to pay ransom to the attackers. Although to date such activities have not resulted in material disruptions to our operations or, to our knowledge, a material breach of any security or confidential information, no assurance can be provided that such material disruptions or a material breach will not occur in the future. Any significant violations of data privacy could result in the loss of business, litigation, regulatory investigations, penalties, ransom payments, ongoing expenses related to client credit monitoring and support, and other expenses, any of which could damage our reputation and adversely affect the growth of our business. While we have deployed resources that are responsible for maintaining appropriate levels of cyber security, and while we utilize third-party technology products and services to help identify, protect, and remediate our information technology systems and infrastructure against security breaches and cyber-incidents, our responsive and precautionary measures may not be adequate or effective to prevent, identify, or mitigate attacks by hackers, foreign governments, or other actors or breaches caused by employee error, malfeasance, or other disruptions. We are also dependent on security measures that some of our third-party vendors and customers are taking to protect their own systems and infrastructures. If our third-party vendors do not maintain adequate security measures, do not require their subcontractors to maintain adequate security measures, do not perform as anticipated and in accordance with contractual requirements, or become targets of cyber-attacks, we may experience operational difficulties and increased costs, which could materially and adversely affect our business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent sales of unregistered securities
During the six months ended June 30, 2023, approximately 75 thousand shares of our common stock were issued as payment for contingent consideration for previous acquisitions. The foregoing shares were issued in transactions not involving a public offering in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act. The persons to whom the shares were issued had access to full information about the Company and represented that they acquired the shares for their own account and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold, or otherwise transferred without having first been registered under the Securities Act or pursuant to an exemption from the Securities Act.

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
Shares repurchased under the Share Repurchase Program during the three months ended June 30, 2023 (reported on a trade-date basis) are summarized in the table below (amounts in thousands, except per share data). Average price paid per share includes fees and commissions.

	Issuer Purchases of Equity Securities
Second Quarter Purchases	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
April 1 – April 30, 2023	233	$50.88	233	4,767
May 1 – May 31, 2023	273	$50.37	273	4,494
June 1 – June 30, 2023	41	$51.97	41	4,453
Second quarter purchases	547	$50.70	547

According to the terms of our 2022 credit facility, our ability to declare or make any dividend payments is limited. Refer to Note 4, Debt and Financing Arrangements, to the condensed consolidated financial statements for a description of working capital restrictions and limitations on the payment of dividends.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Based on the previously reported voting results at the Company’s annual meeting of stockholders on the advisory proposal on the frequency of say-on-pay votes, the Company will continue to include an advisory vote on named executive officer compensation every one (1) year until the next required vote on the frequency of shareholder advisory votes on the compensation of named executive officers.
During the quarter period ended June 30, 2023, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense condition of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement" (as defined in the Exchange Act).

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

CBIZ, Inc.
(Registrant)

Date:	July 27, 2023	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer