Form 10-Q
period 2023-09-30
CBIZ, Inc.
filed 2023-10-26
CIK 944148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at October 23, 2023
Common Stock, par value $0.01 per share	49,841,832

CBIZ, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,415	$4,697
Restricted cash	38,229	28,487
Accounts receivable, net	465,848	334,498
Other current assets	37,879	29,431
Current assets before funds held for clients	543,371	397,113
Funds held for clients	122,531	171,313
Total current assets	665,902	568,426
Non-current assets:
Property and equipment, net	55,291	45,184
Goodwill and other intangible assets, net	1,014,607	951,702
Assets of deferred compensation plan	130,284	118,862
Right-of-use assets, net	193,552	184,043
Other non-current assets	14,858	10,907
Total non-current assets	1,408,592	1,310,698
Total assets	$2,074,494	$1,879,124
LIABILITIES
Current liabilities:
Accounts payable	$80,609	$80,725
Income taxes payable	16,184	1,607
Accrued personnel costs	118,289	130,456
Contingent purchase price liabilities	70,129	63,262
Operating lease liabilities	36,488	36,358
Other current liabilities	28,837	26,532
Current liabilities before client fund obligations	350,536	338,940
Client fund obligations	123,910	173,467
Total current liabilities	474,446	512,407
Non-current liabilities:
Bank debt	394,700	265,700
Debt issuance costs	(1,692)	(2,046)
Total long-term debt, net	393,008	263,654
Income taxes payable	2,029	2,211
Deferred income taxes, net	31,749	24,763
Deferred compensation plan obligations	130,284	118,862
Contingent purchase price liabilities	49,885	68,748
Lease liabilities	181,834	174,454
Other non-current liabilities	665	573
Total non-current liabilities	789,454	653,265
Total liabilities	1,263,900	1,165,672
STOCKHOLDERS' EQUITY
Common stock	1,374	1,363
Additional paid in capital	828,864	799,147
Retained earnings	867,821	734,116
Treasury stock	(891,880)	(824,778)
Accumulated other comprehensive income	4,415	3,604
Total stockholders’ equity	810,594	713,452
Total liabilities and stockholders’ equity	$2,074,494	$1,879,124

See the accompanying notes to the unaudited condensed consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$410,539	$363,262	$1,263,647	$1,116,936
Operating expenses	342,148	306,017	1,027,146	886,052
Gross margin	68,391	57,245	236,501	230,884
Corporate general and administrative expenses	13,136	15,893	44,527	43,128
Operating income	55,255	41,352	191,974	187,756
Other (expense) income:
Interest expense	(5,848)	(2,305)	(15,023)	(5,209)
Gain on sale of operations, net	77	176	176	311
Other (expense) income, net	(2,288)	(2,622)	8,245	(24,932)
Total other expense, net	(8,059)	(4,751)	(6,602)	(29,830)
Income before income tax expense	47,196	36,601	185,372	157,926
Income tax expense	13,514	9,131	51,667	41,074
Net Income	33,682	27,470	133,705	116,852
Earnings per share:
Basic	$0.68	$0.53	$2.67	$2.25
Diluted	$0.67	$0.53	$2.64	$2.22
Basic weighted average shares outstanding	49,838	51,457	50,054	51,827
Diluted weighted average shares outstanding	50,371	52,238	50,644	52,720
Comprehensive income:
Net income	$33,682	$27,470	$133,705	$116,852
Other comprehensive income, net of tax	487	2,179	811	4,584
Comprehensive income	$34,169	$29,649	$134,516	$121,436

See the accompanying notes to the unaudited condensed consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Totals
June 30, 2023	137,081	87,259	$1,371	$818,693	$834,139	$(882,088)	$3,928	$776,043
Net income	—	—	—	—	33,682	—	—	33,682
Other comprehensive income	—	—	—	—	—	—	487	487
Share repurchases	—	176	—	—	—	(9,472)	—	(9,472)
Indirect repurchase of shares for minimum tax withholding	—	4	—	—	—	(224)	—	(224)
Restricted stock units and awards	9	—	1	(1)	—	—	—	—
Stock options exercised	212	—	1	4,122	—	—	—	4,123
Stock-based compensation	—	—	—	3,102	—	—	—	3,102
Business acquisitions	54	—	1	2,798	—	—	—	2,799
Excise tax on share repurchases	—	—	—	150	—	(96)	—	54
September 30, 2023	137,356	87,439	$1,374	$828,864	$867,821	$(891,880)	$4,415	$810,594

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Totals
June 30, 2022	135,823	84,221	$1,358	$781,142	$718,144	$(737,559)	$1,438	$764,523
Net income	—	—	—	—	27,470	—	—	27,470
Other comprehensive income	—	—	—	—	—	—	2,179	2,179
Share repurchases	—	744	—	—	—	(32,422)	—	(32,422)
Restricted stock units and awards	1	—	—	—	—	—	—	—
Stock options exercised	254	—	2	4,096	—	—	—	4,098
Stock-based compensation	—	—	—	5,559	—	—	—	5,559
Business acquisitions	68	—	1	2,717	—	—	—	2,718
September 30, 2022	136,146	84,965	$1,361	$793,514	$745,614	$(769,981)	$3,617	$774,125

See the accompanying notes to the unaudited condensed consolidated financial statement

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Totals
December 31, 2022	136,295	86,115	$1,363	$799,147	$734,116	$(824,778)	$3,604	$713,452
Net income	—	—	—	—	133,705	—	—	133,705
Other comprehensive income	—	—	—	—	—	—	811	811
Share repurchases	—	1,151	—	—	—	(58,000)	—	(58,000)
Indirect repurchase of shares for minimum tax withholding	—	173	—	—	—	(8,448)	—	(8,448)
Restricted stock units and awards	153	—	2	(2)	—	—	—	—
Performance share units	244	—	2	(2)	—	—	—	—
Stock options exercised	433	—	4	8,371	—	—	—	8,375
Stock-based compensation	—	—	—	9,721	—	—	—	9,721
Business acquisitions	231	—	3	11,092	—	—	—	11,095
Excise tax on share repurchases	—	—	—	537	—	(654)	—	(117)
September 30, 2023	137,356	87,439	$1,374	$828,864	$867,821	$(891,880)	$4,415	$810,594

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Totals
December 31, 2021	135,187	83,149	$1,352	$770,117	$628,762	$(694,716)	$(967)	$704,548
Net income	—	—	—	—	116,852	—	—	116,852
Other comprehensive income	—	—	—	—	—	—	4,584	4,584
Share repurchases	—	1,628	—	—	—	(67,976)	—	(67,976)
Indirect repurchase of shares for minimum tax withholding	—	188	—	—	—	(7,289)	—	(7,289)
Restricted stock units and awards	120	—	1	(1)	—	—	—	—
Performance share units	211	—	2	(2)	—	—	—	—
Stock options exercised	541	—	5	7,989	—	—	—	7,994
Stock-based compensation	—	—	—	11,987	—	—	—	11,987
Business acquisitions	87	—	1	3,424	—	—	—	3,425
September 30, 2022	136,146	84,965	$1,361	$793,514	$745,614	$(769,981)	$3,617	$774,125

See the accompanying notes to the unaudited condensed consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$133,705	$116,852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	26,965	24,707
Gain on sale of operations, net	(176)	(311)
Bad debt expense, net of recoveries	1,011	1,295
Adjustment to contingent earnout liability	2,071	1,917
Stock-based compensation expense	9,721	11,987
Deferred income taxes	6,689	5,690
Other, net	(1,156)	(2,096)
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(121,249)	(125,700)
Other assets	(8,222)	(2,610)
Accounts payable	(1,057)	6,203
Income taxes payable	14,414	12,709
Accrued personnel costs	(12,593)	18,863
Other liabilities	7,131	(9,447)
Net cash provided by operating activities	57,254	60,059
Cash flows from investing activities:
Business acquisitions and purchases of client lists, net of cash acquired	(53,110)	(79,289)
Purchases of client fund investments	(2,472)	(19,771)
Proceeds from the sales and maturities of client fund investments	6,815	11,500
Proceeds from sales of divested operations	1,696	2,906
Change in funds held for clients	875	(171)
Additions to property and equipment	(19,035)	(6,030)
Other, net	(11,399)	(4,695)
Net cash used in investing activities	(76,630)	(95,550)
Cash flows from financing activities:
Proceeds from bank debt	975,300	655,500
Payment of bank debt	(846,300)	(539,700)
Payment for acquisition of treasury stock	(57,736)	(65,976)
Indirect repurchase of shares for minimum tax withholding	(8,448)	(7,289)
Changes in client funds obligations	(49,557)	(30,024)
Proceeds from exercise of stock options	8,375	7,994
Payment of contingent consideration for acquisitions and client lists	(40,076)	(12,408)
Other, net	—	(2,072)
Net cash (used in) provided by financing activities	(18,442)	6,025
Net decrease in cash, cash equivalents and restricted cash	(37,818)	(29,466)
Cash, cash equivalents and restricted cash at beginning of year	160,145	150,474
Cash, cash equivalents and restricted cash at end of period	$122,327	$121,008

Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$1,415	$2,040
Restricted cash	38,229	39,555
Cash equivalents included in funds held for clients	82,683	79,413
Total cash, cash equivalents and restricted cash	$122,327	$121,008

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

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS
The FASB ASC is the sole source of authoritative GAAP other than the SEC issued rules and regulations that apply only to SEC registrants. The FASB issues an ASU to communicate changes to the FASB ASC. We assess and review the impact of all issued ASUs. During the nine months ended September 30, 2023, we have implemented all new ASUs that are in effect and that may impact our consolidated financial statements.
Accounting Standards Adopted in 2023
In August 2023, the FASB issued ASU No. 2023-04, Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 121, which amended and added various SEC paragraphs in the ASC to reflect the issuance of SEC Staff Bulletin No. 121. We adopted ASU No. 2023-04 upon issuance and the adoption had no material impact on our condensed consolidated financial statements and related disclosures.
In July 2023, the FASB issued ASU No. 2023-03, Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock, which amended and added various SEC paragraphs in the ASC to reflect the issuance of SEC Staff Bulletin No. 120. We adopted ASU No. 2023-04 upon issuance and the adoption had no material impact on our condensed consolidated financial statements and related disclosures.

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
Accounts receivable, net, at September 30, 2023 and December 31, 2022 was as follows (in thousands):

	September 30, 2023	December 31, 2022
Trade accounts receivable	$301,331	$267,409
Unbilled revenue, at net realizable value	189,287	87,890
Total accounts receivable	490,618	355,299
Allowance for doubtful accounts	(24,770)	(20,801)
Accounts receivable, net	$465,848	$334,498

Changes to the allowance for doubtful accounts for the nine months ended September 30, 2023 and twelve months ended December 31, 2022 were as follows (in thousands):

	September 30, 2023	December 31, 2022
Balance at beginning of period	$(20,801)	$(16,158)
Provision	(8,867)	(13,545)
Charge-offs, net of recoveries	4,898	8,902
Allowance for doubtful accounts	$(24,770)	$(20,801)

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
The 2022 credit facility matures on May 4, 2027. The balance outstanding under the 2022 credit facility was $394.7 million and $265.7 million at September 30, 2023 and December 31, 2022, respectively.
The combined effective interest rates under the 2018 and 2022 credit facilities, including the impact of interest rate swaps associated with those credit facilities, for the nine months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended September 30,
	2023	2022
Weighted average rates	5.16%	2.29%
Range of effective rates	1.93% - 8.00%	1.08% - 4.18%
We had approximately $195.0 million of available funds under the 2022 credit facility at September 30, 2023, net of outstanding letters of credit of $4.4 million. Available funds under the credit facility are based on a multiple of earnings before interest, taxes, depreciation and amortization as defined in the credit facility, and are reduced by letters of credit, other indebtedness and outstanding borrowings under the credit facility. Under the 2022 credit facility, loans are charged an interest rate consisting of a base rate or Term SOFR rate plus an applicable margin, letters of credit are charged based on the same applicable margin, and a commitment fee is charged on the unused portion of the credit facility.
The 2022 credit facility contains certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens or other encumbrances, making certain payments, investments, or to sell or otherwise dispose of a substantial portion of assets, or to merge or consolidate with an unaffiliated entity. The 2022 credit facility also limits our ability to make dividend payments. Historically, we have not paid cash dividends on our common stock. Our Board of Directors has discretion over the payment and level of dividends on common stock, subject to the limitations of the credit facility and applicable law. The credit facility contains a provision that, in the event of a defined change in control, the credit facility may be terminated. In addition, the 2022 credit facility contains financial covenants that require us to meet certain requirements with respect to (i) a total leverage ratio and (ii) minimum interest coverage ratio which may limit our ability to borrow up to the total commitment amount. As of September 30, 2023, we are in compliance with all covenants.
Other Line of Credit - We have an unsecured $20.0 million line of credit by and among CBIZ Benefits and Insurance, Inc. and Huntington National Bank. We utilize this line to support our short-term funding requirements of payroll client fund obligations due to the investment of client funds, rather than liquidating client funds that have already been invested in available-for-sale securities. The line of credit, which was renewed on August 3, 2023 and will terminate on August 1, 2024, did not have a balance outstanding at September 30, 2023.

Interest Expense - Interest expense, including amortization of deferred financing costs, commitment fees, line of credit fees, and other applicable bank charges, for the three and nine months ended September 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended September 30,
	2023	2022
Credit facilities	$5,848	$2,301
Other line of credit	—	4
Total	$5,848	$2,305

	Nine Months Ended September 30,
	2023	2022
Credit facilities	$14,986	$5,204
Other line of credit	—	5
Other	37	—
Total	$15,023	$5,209

NOTE 5. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Guarantees - We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $4.4 million and $5.0 million at September 30, 2023 and December 31, 2022, respectively. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.3 million and $2.3 million at September 30, 2023 and December 31, 2022, respectively.
Legal Proceedings - On December 19, 2016, CBIZ Operations, Inc. ("CBIZ Operations") was named as a defendant in a lawsuit filed by Zotec Partners, LLC (“Zotec”) in the Marion County Indiana Superior Court. After various amendments, the lawsuit asserted claims under Indiana law for securities, statutory and common law fraud or deception, unjust enrichment, breach of contract, and vicarious liability against CBIZ Operations and a former employee of CBIZ MMP in connection with the sale of the CBIZ MMP medical billing practice to Zotec. The plaintiff claimed that CBIZ Operations had a duty to disclose the fact, unknown to employees of CBIZ Operations at the time of the transaction, that the former employee had a financial arrangement with a Zotec vendor at the time CBIZ Operations sold CBIZ MMP to Zotec. The plaintiff sought damages of up to $177.0 million out of the $200.0 million transaction price. Trial was held in October 2021. The jury found in favor of CBIZ on all fraud, contract and other claims before it. On November 14, 2022, the trial court ruled in favor of CBIZ and against Zotec’s claim for statutory securities fraud. The court also ruled in favor of CBIZ on its counterclaim for indemnification under contract. The trial court has scheduled a hearing for November 2, 2023, to consider evidence regarding the amount of damages owed by Zotec to CBIZ on the counterclaim.
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

NOTE 6. FINANCIAL INSTRUMENTS
Available-For-Sale Debt Securities - In connection with certain services provided by our payroll operations, we collect funds from our clients’ accounts in advance of paying client obligations. These funds held for clients are segregated and invested in accordance with our investment policy, which requires all investments carry an investment grade rating at the time of initial investment. These investments, primarily consisting of corporate and municipal bonds, are classified as available-for-sale and are included in the “Funds held for clients” line item on the accompanying unaudited Condensed Consolidated Balance Sheets. The par value of these investments totaled $40.0 million and $44.4 million at September 30, 2023 and December 31, 2022, respectively, and these investments have maturity or callable dates ranging from October 2023 through November 2025.

At September 30, 2023, unrealized losses on the securities were not material and have not been recognized as a credit loss because the bonds are investment grade quality and management is not required or does not intend to sell prior to an expected recovery in value. The bond issuers continue to make timely principal and interest payments.
The following table summarizes activities related to these investments for the nine months ended September 30, 2023 and the twelve months ended December 31, 2022 (in thousands):

	Nine Months Ended September 30, 2023	Twelve Months Ended December 31, 2022
Fair value at beginning of period	$43,485	$38,670
Purchases	2,472	19,771
Redemptions	(3,310)	(5,630)
Maturities	(3,505)	(6,770)
Change in bond premium	(527)	(645)
Fair market value adjustment	713	(1,911)
Fair value at end of period	$39,328	$43,485
In addition to the available-for-sale debt securities discussed above, we also held other depository assets in the amount of $0.5 million and $0.9 million at September 30, 2023 and December 31, 2022, respectively. Those depository assets are classified as Level 1 in the fair value hierarchy.
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
During the first quarter of 2023, we entered into a new 5-year interest rate swap with a notional value of $25.0 million and fixed rate of 3.669%. During the second quarter of 2023, one interest rate swap expired with a notional value of $15.0 million. As of September 30, 2023, we have four interest rate swaps outstanding. Under the terms of the interest rate swaps, we pay interest at a fixed rate of interest plus applicable margin as stated in the amended agreements, and receive interest that varies with the one-month Term SOFR.
The following table summarizes our outstanding interest rate swaps and their classification in the accompanying unaudited Condensed Consolidated Balance Sheets at September 30, 2023 and December 31, 2022 (amounts in thousands):

	September 30, 2023
	Notional Amount	Fixed Rate	Expiration	Fair Value	Balance Sheet Location
Interest rate swap	$50,000	0.834%	4/14/2025	$3,139	Other non-current asset
Interest rate swap	$30,000	1.186%	12/14/2026	$2,973	Other non-current asset
Interest rate swap	$20,000	2.450%	8/14/2027	$1,390	Other non-current asset
Interest rate swap	$25,000	3.669%	4/14/2028	$681	Other non-current asset

	December 31, 2022
	Notional Amount	Fixed Rate	Expiration	Fair Value	Balance Sheet Location
Interest rate swap	$15,000	2.571%	6/1/2023	$133	Other current asset
Interest rate swap	$50,000	0.834%	4/14/2025	$3,726	Other non-current asset
Interest rate swap	$30,000	1.186%	12/14/2026	$2,871	Other non-current asset
Interest rate swap	$20,000	2.450%	8/14/2027	$1,079	Other non-current asset
Refer to Note 7, Fair Value Measurements, for additional disclosures regarding fair value measurements.
The following table summarizes the effects of the interest rate swaps on the accompanying unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended

September 30, 2023 and 2022 (in thousands):

	Gain Recognized in AOCI, net of tax		Gain (Loss) Reclassified from AOCI into Expense
	Three Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
Interest rate swaps	$1,163	$2,815	$1,122	$220

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest rate swaps	$2,635	$6,009	$3,092	$(278)

NOTE 7. FAIR VALUE MEASUREMENTS
The following table summarizes our assets and (liabilities) at September 30, 2023 and December 31, 2022, respectively, that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (in thousands):

	Level	September 30, 2023	December 31, 2022
Deferred compensation plan assets	1	$130,284	$118,862
Available-for-sale debt securities	1	39,328	43,485
Other depository assets	1	519	868
Deferred compensation plan liabilities	1	(130,284)	(118,862)
Interest rate swaps	2	8,183	7,809
Contingent purchase price liabilities	3	(120,014)	(132,010)
During the nine months ended September 30, 2023 and 2022, there were no transfers between the valuation hierarchy Levels 1, 2 and 3. The following table summarizes the change in Level 3 fair values of our contingent purchase price liabilities for the nine months ended September 30, 2023 and 2022 (pre-tax basis) (in thousands):

	2023	2022
Beginning balance – December 31	$(132,010)	$(79,139)
Additions from business acquisitions	(32,142)	(74,199)
Settlement of contingent purchase price liabilities	46,209	14,047
Change in fair value of contingencies	58	461
Change in net present value of contingencies	(2,129)	(2,378)
Ending balance – September 30	$(120,014)	$(141,208)
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

NOTE 8. OTHER COMPREHENSIVE INCOME
The following table is a summary of other comprehensive income and discloses the tax impact of each component of other comprehensive income for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net unrealized gain (loss) on available-for-sale securities, net of income taxes (1)	$172	$(457)	$510	$(1,614)
Net unrealized gain on interest rate swaps, net of income taxes(2)	321	2,647	316	6,218
Foreign currency translation	(6)	(11)	(15)	(20)
Total other comprehensive income	$487	$2,179	$811	$4,584

(1)Net of income tax expense of $68 and income tax benefit of $171 for the three months ended September 30, 2023 and 2022, respectively, and net of income tax expense of $203 and income tax benefit of $604 for the nine months ended September 30, 2023 and 2022, respectively.
(2)Net of income tax expense of $108 and income tax expense of $863 for the three months ended September 30, 2023 and 2022, respectively, and net of income tax expense of $94 and income tax expense of $2,041 for the nine months ended September 30, 2023 and 2022, respectively.

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
Compensation expense for stock-based awards recognized during the three and nine months ended September 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	$—	$—	$768	$248
Restricted stock units and awards	1,452	1,188	4,066	4,015
Performance share units	1,650	4,371	4,887	7,724
Total stock-based compensation expense	$3,102	$5,559	$9,721	$11,987
Stock Options and Restricted Stock Units and Awards – The following table presents our stock options and restricted stock units and awards activity during the nine months ended September 30, 2023 (in thousands, except per share data):

	Stock Options		Restricted Stock Units and Awards
	Number of Options	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant-Date Fair Value (1)
Outstanding at beginning of year	553	$21.03	277	$32.62
Granted	50	$48.40	109	$48.64
Exercised or released	(433)	$19.34	(163)	$31.63
Outstanding at September 30, 2023	170	$33.36	223	$41.19
Exercisable at September 30, 2023	170	$33.36

(1)Represents weighted average market value of the shares; awards are granted at no cost to the recipients.

CBIZ utilized the Black-Scholes-Merton options pricing model to determine the fair value of stock options on the date of grant. The per-share fair value of stock options granted on February 8, 2023 was $15.35. The following weighted average assumptions were utilized:

Nine Months Ended September 30, 2023
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
The following table presents our PSUs activity during the nine months ended September 30, 2023 (in thousands, except per share data):

	Performance Share Units	Weighted Average Grant-Date Fair Value Per Unit (1)
Outstanding at beginning of year	482	$28.84
Granted	88	$48.40
Vested	(244)	$25.75
Adjustments for performance results (2)	138	$27.68
Outstanding at September 30, 2023	464	$33.84

(1)Represents weighted average market value of the performance share units; PSUs are granted at no cost to the recipients.
(2)Represents the change in the number of performance awards earned based on performance achievement for the performance period.

NOTE 10. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net Income	$33,682	$27,470	$133,705	$116,852
Denominator:
Basic
Weighted average common shares outstanding	49,838	51,457	50,054	51,827
Diluted
Stock options (1)	148	434	206	523
Restricted stock units and awards (1)	96	118	95	141
Performance share units	277	205	277	205
Contingent shares (2)	12	24	12	24
Diluted weighted average common shares outstanding (3)	50,371	52,238	50,644	52,720
Basic earnings per share	$0.68	$0.53	$2.67	$2.25
Diluted earnings per share	$0.67	$0.53	$2.64	$2.22

(1)A total of 60 thousand shares of stock-based awards were excluded from the calculation of diluted earnings per share for nine months ended September 30, 2023, as their effect would be anti-dilutive. A total of 72 thousand shares of stock-based awards were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2022, as their effect would be anti-dilutive. No stock-based awards were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2023 and 2022, as their effect was dilutive.
(2)Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by us once future considerations have been met. Refer to Note 11, Business Combinations, for further details.
(3)The denominator used in calculating diluted earnings per share did not include 187 thousand PSUs for both the three and nine months ended September 30, 2023, and the denominator used in calculating diluted earnings per share did not include 237 thousand PSUs for both the three and nine months ended September 30, 2022. The performance conditions associated with these performance share units were not met and consequently none of these PSUs were considered as issuable for the three and nine months ended September 30, 2023 and 2022.

NOTE 11. BUSINESS COMBINATIONS
Business Combinations
During the nine months ended September 30, 2023, we completed the following acquisitions:
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
•Effective July 1, 2023, we acquired all of the assets of American Pension Advisors, Ltd. ("APA"). APA, based in Indianapolis, Indiana, is a provider of full-service retirement plan consulting and administration assisting more than 1,200 clients in the design, implementation, and administration of all types of retirement plans including 401(k), 403(b), 457(b), defined benefit and cash balance. Operating results for APA are reported in the Benefits and Insurance Services practice group.
During the nine months ended September 30, 2022, we completed the following acquisition:
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
The acquisitions of Danenhauer and Danenhauer, Somerset, PPS, Ickovic and Co., and APA (together, the “2023 Acquisitions”) are expected to add approximately $67.3 million annualized revenue in 2023. For the nine months ended September 30, 2023, we recorded approximately $3.1 million in non-recurring transaction, retention and integration related costs associated with the Somerset acquisition. Pro forma results of operations for these acquisitions have not been presented because the effects of these acquisitions were not material, either individually or in aggregate, to our total revenue and net income for the three and nine months ended September 30, 2023 and 2022, respectively.

The following table summarizes the consideration and purchase price allocation for the acquisitions completed during the nine months ended September 30, 2023 and 2022, respectively (in thousands):

	2023	2022
Common stock issued (number)	102	42
Common stock value	$4,796	$1,668
Cash paid	53,027	79,141
Recorded contingent consideration	32,142	74,199
Total recorded purchase price	$89,965	$155,008
Accounts receivable acquired	8,539	20,429
Fixed assets acquired	1,108	1,933
Identifiable intangible assets acquired	35,267	53,400
Operating lease right-of-use asset acquired	14,972	49,291
Other assets acquired	1,163	1,693
Operating lease liability acquired - current	(1,080)	(5,860)
Other current liabilities acquired	(1,366)	(1,594)
Operating lease liability acquired - non-current	(13,892)	(43,431)
Goodwill	45,254	79,147
Total net assets acquired	$89,965	$155,008
Maximum potential contingent consideration	$33,845	$77,075
Provisional estimates of fair value are established at the time of each acquisition and are subsequently reviewed within the first year of operations subsequent to the acquisition date to determine the necessity for adjustments. Fair value estimates of the 2023 Acquisitions were provisional as of September 30, 2023, primarily related to the value established for certain identifiable intangible assets and contingent purchase price consideration.
The following table summarizes the goodwill and intangible asset amounts resulting from those acquisitions for the nine months ended September 30, 2023 and 2022, respectively (in thousands):

	Nine Months Ended September 30,
	2023		2022
	Financial Services	Benefits and Insurance Services	Financial Services	Benefits and Insurance Services
Goodwill	$41,322	$3,932	$79,147	$—
Client list	33,196	2,053	53,400	—
Other intangibles	18	—	—	—
Total	$74,536	$5,985	$132,547	$—
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
The following table summarizes the changes in contingent purchase price consideration for previous acquisitions and contingent payments made for previous business acquisitions in the three and nine months ended September 30, 2023 and 2022, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net expense	$626	$440	$2,071	$1,917
Cash settlement paid	$10,103	$4,167	$39,910	$12,289
Shares issued (number)	54	26	129	45
Divestitures and Sales of Assets
Sales of assets are recorded as "Other (expense) income, net” in the accompanying Consolidated Statements of Comprehensive Income. During the three and nine months ended September 30, 2023, we recorded a gain of $1.4 million and $1.5 million, respectively, related to the sale of one technology asset in the Financial Services practice group. During the three and nine months ended September 30, 2022, we sold one book of business for $2.5 million in the Benefits and Insurance Services practice group and recorded a gain of $2.4 million.

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
Segment information for the three and nine months ended September 30, 2023 and 2022 is presented below. We do not manage our assets on a segment basis, therefore segment assets are not presented below.
The following table disaggregates our revenue by source (in thousands):

	Three Months Ended September 30, 2023
	Financial Services	Benefits and Insurance Services	National Practices	Consolidated
Accounting, tax, advisory and consulting	$298,372	—	—	$298,372
Core benefits and insurance services	—	95,951	—	95,951
Non-core benefits and insurance services	—	4,336	—	4,336
Managed networking, hardware services	—	—	9,205	9,205
National practices consulting	—	—	2,675	2,675
Total revenue	$298,372	$100,287	$11,880	$410,539

	Three Months Ended September 30, 2022
	Financial Services	Benefits and Insurance Services	National Practices	Consolidated
Accounting, tax, advisory and consulting	$259,998	—	—	$259,998
Core benefits and insurance services	—	88,364	—	88,364
Non-core benefits and insurance services	—	3,703	—	3,703
Managed networking, hardware services	—	—	8,514	8,514
National practices consulting	—	—	2,683	2,683
Total revenue	$259,998	$92,067	$11,197	$363,262

	Nine Months Ended September 30, 2023
	Financial Services	Benefits and Insurance Services	National Practices	Consolidated
Accounting, tax, advisory and consulting	$932,388	—	—	$932,388
Core benefits and insurance services	—	283,599	—	283,599
Non-core benefits and insurance services	—	12,580	—	12,580
Managed networking, hardware services	—	—	27,226	27,226
National practices consulting	—	—	7,854	7,854
Total revenue	$932,388	$296,179	$35,080	$1,263,647

	Nine Months Ended September 30, 2022
	Financial Services	Benefits and Insurance Services	National Practices	Consolidated
Accounting, tax, advisory and consulting	$808,052	—	—	$808,052
Core benefits and insurance services	—	264,666	—	264,666
Non-core benefits and insurance services	—	11,595	—	11,595
Managed networking, hardware services	—	—	24,768	24,768
National practices consulting	—	—	7,855	7,855
Total revenue	$808,052	$276,261	$32,623	$1,116,936

Segment information for the three months ended September 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended September 30, 2023
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$298,372	$100,287	$11,880	$—	$410,539
Operating expenses	249,680	79,636	10,667	2,165	342,148
Gross margin	48,692	20,651	1,213	(2,165)	68,391
Corporate general and administrative expenses	—	—	—	13,136	13,136
Operating income (loss)	48,692	20,651	1,213	(15,301)	55,255
Other income (expense):
Interest expense	—	—	—	(5,848)	(5,848)
Gain on sale of operations, net	77	—	—	—	77
Other income (expense), net	1,497	267	—	(4,052)	(2,288)
Total other income (expense), net	1,574	267	—	(9,900)	(8,059)
Income (loss) before income tax expense	$50,266	$20,918	$1,213	$(25,201)	$47,196

	Three Months Ended September 30, 2022
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$259,998	$92,067	$11,197	$—	$363,262
Operating expenses	220,337	73,321	9,743	2,616	306,017
Gross margin	39,661	18,746	1,454	(2,616)	57,245
Corporate general and administrative expenses	—	—	—	15,893	15,893
Operating income (loss)	39,661	18,746	1,454	(18,509)	41,352
Other income (expense):
Interest expense	—	(4)	—	(2,301)	(2,305)
Gain on sale of operations, net	176	—	—	—	176
Other income (expense), net	103	2,402	8	(5,135)	(2,622)
Total other income (expense), net	279	2,398	8	(7,436)	(4,751)
Income (loss) before income tax expense	$39,940	$21,144	$1,462	$(25,945)	$36,601

Segment information for the nine months ended September 30, 2023 and 2022 was as follows (in thousands):

	Nine Months Ended September 30, 2023
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$932,388	$296,179	$35,080	$—	$1,263,647
Operating expenses	737,568	234,933	31,795	22,850	1,027,146
Gross margin	194,820	61,246	3,285	(22,850)	236,501
Corporate general and administrative expenses	—	—	—	44,527	44,527
Operating income (loss)	194,820	61,246	3,285	(67,377)	191,974
Other income (expense):
Interest expense	—	(1)	—	(15,022)	(15,023)
Gain on sale of operations, net	176	—	—	—	176
Other income, net	1,987	597	1	5,660	8,245
Total other income (expense), net	2,163	596	1	(9,362)	(6,602)
Income (loss) before income tax expense	$196,983	$61,842	$3,286	$(76,739)	$185,372

	Nine Months Ended September 30, 2022
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$808,052	$276,261	$32,623	$—	$1,116,936
Operating expenses (income)	639,780	220,998	29,218	(3,944)	886,052
Gross margin	168,272	55,263	3,405	3,944	230,884
Corporate general and administrative expenses	—	—	—	43,128	43,128
Operating income (loss)	168,272	55,263	3,405	(39,184)	187,756
Other income (expense):
Interest expense	—	(5)	—	(5,204)	(5,209)
Gain on sale of operations, net	311	—	—	—	311
Other income (expense), net	274	2,366	9	(27,581)	(24,932)
Total other income (expense), net	585	2,361	9	(32,785)	(29,830)
Income (loss) before income tax expense	$168,857	$57,624	$3,414	$(71,969)	$157,926

NOTE 13. SUBSEQUENT EVENTS
Subsequent to September 30, 2023, and up to October 24, 2023, we repurchased approximately 0.1 million shares of our common stock in the open market at a total cost of approximately $4.3 million.
Effective October 16, 2023, we entered into a new 5-year interest rate swap with a notional value of $25 million and fixed rate of 4.488%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we”, “us”, “our”, "CBIZ" or the "Company" shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.
The following discussion is intended to assist in the understanding of our financial position at September 30, 2023 and December 31, 2022, results of operations for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022, and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2022. This discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2022.
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
EXECUTIVE SUMMARY
Revenue for the three months ended September 30, 2023 increased by $47.3 million, or 13.0%, to $410.5 million from $363.3 million for the same period in 2022. Same-unit revenue increased by approximately $30.2 million, or 8.3%, as compared to the same period in 2022. Revenue from newly acquired operations, net of divestitures, contributed $17.1 million, or 4.7%, of incremental revenue for the three months ended September 30, 2023 as compared to the same period in 2022.
Revenue for the nine months ended September 30, 2023 increased by $146.7 million, or 13.1%, to $1,263.6 million from $1,116.9 million for the same period in 2022. Same-unit revenue increased by approximately $84.1 million, or 7.5%, as compared to the same period in 2022. Revenue from newly acquired operations, net of divestitures, contributed $62.6 million, or 5.6%, of incremental revenue for the nine months ended September 30, 2023 as compared to the same period in 2022. A detailed discussion of revenue by practice group is included under "Operating Practice Groups".
Net income was $33.7 million, or $0.67 per diluted share, in the third quarter of 2023, compared to $27.5 million, or $0.53 per diluted share, in the third quarter of 2022. For the nine months ended September 30, 2023, net income was $133.7 million, or $2.64 per diluted share, compared to $116.9 million, or $2.22 per diluted share, for the same period in 2022. Refer to “Results of Operations" for a detailed discussion of the components of net income.
Strategic Use of Capital
Our first priority for use of capital is to make strategic acquisitions. We also have the financing flexibility and the capacity to actively repurchase shares of our common stock. We believe that repurchasing shares of our common stock can be a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our stockholders. During the nine months ended September 30, 2023, we completed five acquisitions for $53.0 million in cash. We also repurchased 1.3 million shares of our common stock on open market as well as for tax withholding purposes at a total cost of approximately $66.4 million in the nine months ended September 30, 2023. Refer to Note 11, Business Combinations, to the accompanying unaudited condensed consolidated financial statements for further discussion on acquisitions.
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
RESULTS OF OPERATIONS
Revenue
The following tables summarize total revenue for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	% of Total	2022	% of Total	$ Change	% Change
	(Amounts in thousands, except percentages)
Financial Services	$298,372	72.7%	$259,998	71.6%	$38,374	14.8%
Benefits and Insurance Services	100,287	24.4%	92,067	25.3%	8,220	8.9%
National Practices	11,880	2.9%	11,197	3.1%	683	6.1%
Total CBIZ	$410,539	100.0%	$363,262	100.0%	$47,277	13.0%

	Nine Months Ended September 30,
	2023	% of Total	2022	% of Total	$ Change	% Change
	(Amounts in thousands, except percentages)
Financial Services	$932,388	73.8%	$808,052	72.3%	$124,336	15.4%
Benefits and Insurance Services	296,179	23.4%	276,261	24.7%	19,918	7.2%
National Practices	35,080	2.8%	32,623	3.0%	2,457	7.5%
Total CBIZ	$1,263,647	100.0%	$1,116,936	100.0%	$146,711	13.1%
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
Income and expenses related to the deferred compensation plan for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Amounts in thousands)
Operating (income) expenses	$(3,009)	$(3,995)	$6,853	$(23,000)
Corporate general and administrative (income) expenses	(452)	(697)	821	(3,319)
Other (expense) income, net	(3,461)	(4,692)	7,674	(26,319)
Excluding the impact of the above-mentioned income and expenses related to the deferred compensation plan, the operating results for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,
	2023				2022
	(Amounts in thousands, except percentages)
	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue
Gross margin	$68,391	$(3,009)	$65,382	15.9%	$57,245	$(3,995)	$53,250	14.7%
Operating income	55,255	(3,461)	51,794	12.6%	41,352	(4,692)	36,660	10.1%
Other (expense) income, net	(2,288)	3,461	1,173	0.3%	(2,622)	4,692	2,070	0.6%
Income before income tax expense	47,196	—	47,196	11.5%	36,601	—	36,601	10.1%

	Nine Months Ended September 30,
	2023				2022
	(Amounts in thousands, except percentages)
	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue
Gross margin	$236,501	$6,853	$243,354	19.3%	$230,884	$(23,000)	$207,884	18.6%
Operating income	191,974	7,674	199,648	15.8%	187,756	(26,319)	161,437	14.5%
Other income (expense), net	8,245	(7,674)	571	—%	(24,932)	26,319	1,387	0.1%
Income before income tax expense	185,372	—	185,372	14.7%	157,926	—	157,926	14.1%
Operating Expenses

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating expenses by segment:
Financial Services	$249,680	$220,337	$29,343	13.3%
Benefits and Insurance Services	79,636	73,321	6,315	8.6%
National Practices	10,667	9,743	924	9.5%
Corporate and Other	2,165	2,616	(451)	(17.2)%
Total Operating expenses	$342,148	$306,017	$36,131	11.8%
Operating expenses % of revenue	83.3%	84.2%
Operating expenses excluding deferred compensation	$345,157	$310,012	$35,145	11.3%
Operating expenses excluding deferred compensation % of revenue	84.1%	85.3%

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating expenses (income) by segment:
Financial Services	$737,568	$639,780	$97,788	15.3%
Benefits and Insurance Services	234,933	220,998	13,935	6.3%
National Practices	31,795	29,218	2,577	8.8%
Corporate and Other	22,850	(3,944)	26,794	N/M
Total Operating expenses	$1,027,146	$886,052	$141,094	15.9%
Operating expenses % of revenue	81.3%	79.3%
Operating expenses excluding deferred compensation	$1,020,293	$909,052	$111,241	12.2%
Operating expenses excluding deferred compensation % of revenue	80.7%	81.4%

Three months ended September 30, 2023 compared to September 30, 2022. Total operating expenses for the three months ended September 30, 2023 increased by $36.1 million, or 11.8%, to $342.1 million as compared to $306.0 million in the same period of 2022. The non-qualified deferred compensation plan decreased operating expenses by $3.0 million for the three months ended September 30, 2023, and by $4.0 million during the same period in 2022. Excluding the non-qualified deferred compensation expenses, which were recorded in "Corporate and Other" for segment reporting purposes, operating expenses would have been $345.2 million and $310.0 million, or 84.1% and 85.3% of revenue, for the three months ended September 30, 2023 and 2022, respectively. In addition, operating expenses for the three months ended September 30, 2023 included approximately $0.6 million non-recurring integration costs associated with the Somerset acquisition, and operating expenses for the three months ended September 30, 2022 included $1.3 million non-recurring integration and retention costs associated with the Marks Paneth acquisition.
The majority of our operating expenses relate to personnel costs, which include (i) salaries and benefits, (ii) commissions paid to producers, (iii) incentive compensation, and (iv) stock-based compensation. Excluding the impact of deferred compensation, which was recorded in "Corporate and Other" for segment reporting purposes, operating expenses increased by approximately $35.1 million during the three months ended September 30, 2023 as compared to the same period in 2022, driven by $28.0 million higher personnel costs (of which $12.2 million was the result of acquisitions), $2.2 million higher travel and entertainment costs, $1.8 million higher technology related costs, $1.4 million higher facility costs, $0.9 million higher depreciation and amortization expense, and $0.7 million higher marketing expense, as well as $0.1 million higher discretionary spending to support business growth. Personnel costs are discussed in further detail under “Operating Practice Groups”.
Nine months ended September 30, 2023 compared to September 30, 2022. Total operating expenses for the nine months ended September 30, 2023 increased by $141.1 million, or 15.9%, to $1,027.1 million as compared to $886.1 million in the same period of 2022. The non-qualified deferred compensation plan increased operating expenses by $6.9 million for the nine months ended September 30, 2023, but decreased operating expenses by $23.0 million during the same period in 2022. Excluding the impact of deferred compensation, which was recorded in "Corporate and Other" for segment reporting purposes, operating expenses would have been $1,020.3 million and $909.1 million, or 80.7% and 81.4% of revenue, for the nine months ended September 30, 2023 and 2022, respectively, an increase of $111.2 million as compared to the same period in 2022. In addition, operating expense for the nine months ended September 30, 2023 included approximately $1.5 million non-recurring integration costs related to the Somerset acquisition, and operating expenses for the nine months ended September 30, 2022 included $8.0 million non-recurring integration and retention costs associated with the Marks Paneth acquisition. The increase in operating expense was driven by personnel costs increase of $92.8 million (of which $38.3 million was the result of acquisitions), $7.2 million higher travel and entertainment costs, $3.8 million higher technology related costs, $2.8 million higher facility costs, $2.4 million higher depreciation and amortization expense, and $1.8 million higher marketing costs, as well as $0.4 million increase in other discretionary spending to support business growth. Personnel costs are discussed in further detail under “Operating Practice Groups”.
Corporate General & Administrative (“G&A”) Expenses

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(Amounts in thousands, except percentages)
G&A expenses	$13,136	$15,893	$(2,757)	(17.3)%
G&A expenses % of revenue	3.2%	4.4%
G&A expenses excluding deferred compensation	$13,588	$16,590	$(3,002)	(18.1)%
G&A expenses excluding deferred compensation % of revenue	3.3%	4.6%

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(Amounts in thousands, except percentages)
G&A expenses	$44,527	$43,128	$1,399	3.2%
G&A expenses % of revenue	3.5%	3.9%
G&A expenses excluding deferred compensation	$43,706	$46,447	$(2,741)	(5.9)%
G&A expenses excluding deferred compensation % of revenue	3.5%	4.2%

Three months ended September 30, 2023 compared to September 30, 2022. The deferred compensation plan decreased G&A expenses by $0.5 million for the three months ended September 30, 2023, and decreased G&A expenses by $0.7 million during the same period in 2022. G&A expenses, excluding the impact of the deferred compensation plan, would have been $13.6 million, or 3.3% of revenue, for the three months ended September 30, 2023, compared to $16.6 million, or 4.6% of revenue, for the same period in 2022, a decrease of approximately $3.0 million. The decrease was primarily driven by $4.0 million lower personnel costs offset by $0.8 million higher legal and other professional related costs as well as $0.2 million other discretionary costs. G&A expense for the three months ended September 30, 2022 included approximately $3.9 million cumulative adjustments to a certain performance-based compensation program, which did not recur in 2023.
Nine months ended September 30, 2023 compared to September 30, 2022. The deferred compensation plan increased G&A expense by $0.8 million for the nine months ended September 30, 2023, but decreased G&A expenses by $3.3 million during the same period in 2022. G&A expenses, excluding the impact of the deferred compensation plan, would have been $43.7 million, or 3.5% of revenue, for the nine months ended September 30, 2023, compared to $46.4 million, or 4.2% of revenue, for the same period in 2022, a decrease of approximately $2.7 million. The decrease was primarily driven by $3.2 million lower personnel costs offset by $0.5 million higher legal and other professional related costs. G&A expense for the nine months ended September 30, 2022 included approximately $3.9 million cumulative adjustments to a certain performance-based compensation program, which did not recur in 2023. In addition, G&A expense for the nine months ended September 30, 2023 included a $1.5 million non-recurring transaction and integration costs related to the Somerset acquisition. G&A expense for the nine months ended September 30, 2022 included a $1.9 million non-recurring transaction and integration costs related to the Marks Paneth acquisition.

Other Income (Expense), Net

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(Amounts in thousands, except percentages)
Interest expense	$(5,848)	$(2,305)	$(3,543)	153.7%
Gain on sale of operations, net	77	176	(99)	(56.3)%
Other expense, net (1)	(2,288)	(2,622)	334	(12.7)%
Total other expense, net	$(8,059)	$(4,751)	$(3,308)	69.6%

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(Amounts in thousands, except percentages)
Interest expense	$(15,023)	$(5,209)	$(9,814)	188.4%
Gain on sale of operations, net	176	311	(135)	(43.4)%
Other income (expense), net (2)	8,245	(24,932)	33,177	(133.1)%
Total other expense, net	$(6,602)	$(29,830)	$23,228	(77.9)%
(1) Other expense, net includes a net loss of $3.5 million during the three months ended September 30, 2023, and a net loss of $4.7 million for the same period in 2022, associated with the value of investments held in a rabbi trust related to the deferred compensation plan, which were recorded in "Corporate and Other" for segment reporting purposes. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan are offset by a corresponding increase or decrease to compensation expense, which is recorded as “Operating expenses” and “G&A expenses.” The deferred compensation plan has no impact on “Income before income tax expense” or diluted earnings per share. In addition, included in Other expense, net for the three months ended September 30, 2023 and 2022, is expense of $0.6 million and $0.4 million respectively, related to net changes in the fair value of contingent consideration related to prior acquisitions.
(2) Other income (expense), net includes a net gain of $7.7 million during the nine months ended September 30, 2023, compared to a net loss of $26.3 million for the same period in 2022, associated with the value of investments held in a rabbi trust related to the deferred compensation plan, which were recorded in "Corporate and Other" for segment reporting purposes. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan are offset by a corresponding increase or decrease to compensation expense, which is recorded as “Operating expenses” and “G&A expenses.” The deferred compensation plan has no impact on “Income before income tax expense” or diluted earnings per share. In addition, included in Other income (expense), net for the nine months ended September 30, 2023 and 2022, is expense of $2.1 million and $1.9 million, respectively, related to net changes in the fair value of contingent consideration related to prior acquisitions.
Interest Expense
Three and nine months ended September 30, 2023 compared with September 30, 2022. Our primary financing arrangement is the credit facility which was amended and restated in May 2022. During the three months ended September 30, 2023, our average debt balance and weighted average effective interest rate was $398.3 million and 5.53%, compared to $273.2 million and 2.97% for the same period of 2022. The increase in interest expense for the three months ended September 30, 2023 as compared to the same period in 2022 was primarily driven by a higher average debt balance as well as a higher weighted average effective interest rate.
During the nine months ended September 30, 2023, our average debt balance and interest rate was $368.2 million and 5.16% compared to $267.2 million and 2.29% for the same period of 2022. The increase in interest expense for the nine months ended September 30, 2023 as compared to the same period in 2022 was primarily driven by a higher average debt balance as well as a higher weighted average effective interest rate.
Our indebtedness is further discussed in Note 4, Debt and Financing Arrangements, to the accompanying unaudited condensed consolidated financial statements.

Other Income (Expense), Net
Three and nine months ended September 30, 2023 compared with September 30, 2022. For the three months ended September 30, 2023, other expense, net includes a net loss of $3.5 million associated with the non-qualified deferred compensation plan. For the same period in 2022, other expense, net includes a net loss of $4.7 million associated with the non-qualified deferred compensation plan. Excluding the impact of the deferred compensation plan, the three months ended September 30, 2023 and 2022 would have resulted in a net income position of $1.2 million and $2.1 million, respectively, primarily due to gains of $1.4 million and $2.4 million related to the sale of certain assets during the three months ended September 30, 2023 and 2022, respectively.
For the nine months ended September 30, 2023, other income (expense), net includes a net gain of $7.7 million associated with the non-qualified deferred compensation plan. For the same period in 2022, other (expense) income, net includes a net loss of $26.3 million associated with the non-qualified deferred compensation plan. Excluding the impact of the deferred compensation plan, the nine months ended September 30, 2023 and 2022 would have resulted in a net income position of $0.6 million and $1.4 million, respectively, primarily due to gains of $1.5 million and $2.4 million related to the sale of certain assets during the nine months ended September 30, 2023 and 2022, respectively.
Our gain from sale of assets is further discussed in Note 11, Business Combinations, to the accompanying unaudited condensed consolidated financial statements.
Income Tax Expense

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(Amounts in thousands, except percentages)
Income tax expense	$13,514	$9,131	$4,383	48.0%
Effective tax rate	28.6%	24.9%

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(Amounts in thousands, except percentages)
Income tax expense	$51,667	$41,074	$10,593	25.8%
Effective tax rate	27.9%	26.0%

Three and nine months ended September 30, 2023 compared with September 30, 2022. The effective tax rate for the three months ended September 30, 2023 was 28.6%, compared to an effective tax rate of 24.9% for the comparable period in 2022. The increase in the effective tax rate was primarily due to a smaller proportional tax benefit as compared to pre-tax income related to stock-based compensation expense during the three months ended September 30, 2023 as compared to the same quarter in 2022. The effective tax rate further increased due to the tax effect of higher non-deductible expenses and higher state tax expense during the third quarter of 2023 as compared to the same period in 2022.
The effective tax rate for the nine months ended September 30, 2023 was 27.9%, compared to an effective tax rate of 26.0% for the same period in 2022. The increase in the effective tax rate year over year was primarily due to the effect of higher pre-tax income on our tax benefit related to stock-based compensation. In addition, we incurred higher non-deductible expenses and higher state tax expense during the nine months ended September 30, 2023 as compared to the same period in 2022 which also contributed to the increase in the effective tax rate.
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

Financial Services

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue
Same-unit	$281,923	$259,998	$21,925	8.4%
Acquired businesses	16,449	—	16,449	N/M
Total revenue	$298,372	$259,998	$38,374	14.8%
Operating expenses	249,680	220,337	29,343	13.3%
Gross margin / Operating income	$48,692	$39,661	$9,031	22.8%
Total other income, net	1,574	279	1,295	N/M
Income before income tax expense	50,266	39,940	10,326	25.9%
Gross margin percent	16.3%	15.3%

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue
Same-unit	$870,442	$808,052	$62,390	7.7%
Acquired businesses	61,946	—	61,946	N/M
Total revenue	$932,388	$808,052	$124,336	15.4%
Operating expenses	737,568	639,780	97,788	15.3%
Gross margin / Operating income	$194,820	$168,272	$26,548	15.8%
Total other income, net	2,163	585	1,578	N/M
Income before income tax expenses	196,983	168,857	28,126	16.7%
Gross margin percent	20.9%	20.8%

Three months ended September 30, 2023 compared to September 30, 2022
Revenue
The Financial Services practice group revenue for the three months ended September 30, 2023 grew by 14.8% to $298.4 million from $260.0 million during the same period in 2022. Same-unit revenue grew by $21.9 million, or 8.4%, across all product lines, primarily driven by those units that provide traditional accounting and tax-related services, which increased $12.0 million, an increase of approximately $6.3 million in those units that provide project-oriented advisory services, and an increase of approximately $3.6 million in government healthcare compliance business. The impact of acquired businesses contributed $16.4 million, or 5.5% of 2023 revenue, of which Somerset contributed $14.2 million, or 4.8% of the Financial Services practice group's revenue for the three months ended September 30, 2023.
We provide a range of services to affiliated CPA firms under joint referral and administrative service agreements (“ASAs”). Fees earned under the ASAs are recorded as revenue in the accompanying Condensed Consolidated Statements of Comprehensive Income and were approximately $60.5 million and $54.1 million for the three months ended September 30, 2023 and 2022, respectively.
Operating Expenses
Operating expenses increased by $29.3 million, or 13.3%, as compared to the same period last year. Personnel costs increased by $22.4 million, of which acquisitions contributed approximately $11.8 million to the increase. Compared to the same period in 2022, travel and entertainment costs, technology costs, corporate allocated costs, depreciation and amortization costs, facility costs, marketing costs, and direct costs increased by approximately $1.6 million, $1.6 million, $1.5 million, $1.0 million, $0.9 million, $0.5 million, and $0.3 million respectively. Other discretionary costs, net decreased by approximately $0.5 million, primarily driven by lower professional fees and recruiting costs. Operating expenses as a percentage of revenue increased to 83.7% for the three months ended September 30, 2023 from 84.7% of revenue for the prior year quarter.

Nine months ended September 30, 2023 compared to September 30, 2022
Revenue
Revenue for the nine months ended September 30, 2023 grew by 15.4% to $932.4 million from $808.1 million during the same period in 2022. Same-unit revenue grew by $62.4 million, or 7.7%, across all service lines, primarily driven by those units that provide traditional accounting and tax-related services, which increased $45.3 million, an increase of approximately $14.0 million in those units that provide project-oriented advisory services, and an increase of approximately $3.1 million in government healthcare compliance business. The impact of acquired businesses contributed $61.9 million, or 6.6% of 2023 revenue, of which Somerset and Stinnett contributed a total of $58.5 million, or 6.3% of Financial Services practice group's revenue for the nine months ended September 30, 2023.
Fees earned under the ASAs, as described above, were approximately $211.2 million and $191.1 million for the nine months ended September 30, 2023 and 2022, respectively.
Operating Expenses
Operating expenses increased by $97.8 million, or 15.3%, as compared to the same period last year. Personnel costs increased by $79.0 million, of which acquisitions contributed approximately $37.9 million to the increase. Compared to the same period in 2022, corporate allocated costs, travel and entertainment costs, technology costs, depreciation and amortization costs, facility costs, direct costs, and marketing costs increased by approximately $4.8 million, $4.8 million, $3.1 million, $2.5 million, $1.7 million, $1.2 million, and $1.0 million, respectively. Other discretionary costs, net, decreased by approximately $0.3 million primarily due to lower recruiting and other professional services costs. Operating expense as a percentage of revenue increased to 79.1% during the nine months ended September 30, 2023 from 79.2% of revenue during the same period in 2022.
Benefits and Insurance Services

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue
Same-unit	$99,613	$92,067	$7,546	8.2%
Acquired businesses	674	—	674
Total revenue	$100,287	$92,067	$8,220	8.9%
Operating expenses	79,636	73,321	6,315	8.6%
Gross margin / Operating income	$20,651	$18,746	$1,905	10.2%
Total other income (expense), net	267	2,398	(2,131)	(88.9)%
Income before income tax expense	20,918	21,144	(226)	(1.1)%
Gross margin percent	20.6%	20.4%

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue
Same-unit	$295,505	$276,261	$19,244	7.0%
Acquired businesses	674	—	674
Total revenue	$296,179	$276,261	$19,918	7.2%
Operating expenses	234,933	220,998	13,935	6.3%
Gross margin/ Operating income	$61,246	$55,263	$5,983	10.8%
Total other income (expense), net	596	2,361	(1,765)	(74.8)%
Income before income tax expenses	61,842	57,624	4,218	7.3%
Gross margin percent	20.7%	20.0%

Three months ended September 30, 2023 compared to September 30, 2022
Revenue
The Benefits and Insurance Services practice group revenue increased by $8.2 million, or 8.9%, to $100.3 million during the three months ended September 30, 2023 compared to $92.1 million for the same period in 2022. Same-unit revenue grew by $7.5 million, or 8.2%, across almost all of the major service lines, primarily driven by $3.4 million increase in employee benefit and retirement benefit services lines, $2.3 million in property and casualty services, and $1.0 million from other project-based services. In addition, revenue from payroll-related services increased by approximately $0.9 million.
Operating Expenses
Operating expenses increased by $6.3 million, or 8.6%, when compared to the same period last year. Personnel costs increased by $5.6 million primarily due to timing of annual merit increases as well as investment in producers. Compared to the same period in 2022, corporate allocated costs, travel and entertainment cost, technology costs, as well as marketing costs increased by approximately $0.6 million, $0.3 million, $0.2 million, and $0.1 million, respectively. The increase in operating expenses was offset by $0.3 million lower bad debt expense, $0.3 million lower depreciation and amortization costs as well as $0.1 million lower facility costs as compared to the same period in 2022. In addition, other miscellaneous discretionary costs increased by approximately $0.2 million to support business growth. Operating expenses as a percentage of revenue slightly decreased to 79.4% for the quarter ended September 30, 2023 from 79.6% of revenue for the same period in 2022.

Nine months ended September 30, 2023 compared to September 30, 2022
Revenue
The Benefits and Insurance Services practice group revenue increased by $19.9 million, or 7.2%, to $296.2 million during the nine months ended September 30, 2023 compared to $276.3 million for the same period in 2022. Same-unit revenue grew by $19.2 million, or 7.0%, across almost all of the major service lines, primarily driven by $9.5 million increase in employee benefit and retirement benefit services lines, $5.1 million increase in the property and casualty services, and $3.7 million increase in payroll-related services. In addition, revenue from other project-based services increased by approximately $0.9 million.
Operating Expenses
Operating expenses increased by $13.9 million, or 6.3%, when compared to the same period last year, primarily driven by approximately a $12.2 million increase in personnel costs due to timing of annual merit increases, bonus accrual, as well as investment in producers. Compared to the same period in 2022, corporate allocated costs, travel and entertainment cost, technology costs, marketing costs, as well as direct costs increased by approximately $1.7 million, $1.3 million, $0.4 million, $0.3 million, and $0.2 million, respectively. The increase in operating expenses was offset by $0.9 million lower depreciation and amortization costs, $0.9 million lower bad debt expense as well as $0.6 million lower facility costs, as compared to the same period in 2022. In addition, other miscellaneous discretionary costs increased by approximately $0.2 million to support business growth. Operating expense as a percentage of revenue slightly improved to 79.3% during the nine months ended September 30, 2023 from 80.0% of revenue for the same period in 2022.
National Practices

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(Amounts in thousands, except percentages)
Same-unit revenue	$11,880	$11,197	$683	6.1%
Operating expenses	10,667	9,743	924	9.5%
Gross margin / Operating income	$1,213	$1,454	$(241)	(16.6)%
Total other income, net	—	8	(8)	N/M
Income before income tax expense	1,213	1,462	(249)	(17.0)%
Gross margin percent	10.2%	13.0%

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(Amounts in thousands, except percentages)
Same-unit revenue	$35,080	$32,623	$2,457	7.5%
Operating expenses	31,795	29,218	2,577	8.8%
Gross margin / Operating income	$3,285	$3,405	$(120)	(3.5)%
Total other income, net	1	9	(8)	N/M
Income before income tax expenses	3,286	3,414	(128)	(3.7)%
Gross margin percent	9.4%	10.4%

Three and nine months ended September 30, 2023 compared with September 30, 2022
Revenue and Operating Expenses
The National Practices group is primarily driven by a cost-plus contract with a single client, which has existed since 1999. The cost-plus contract is a five-year contract with the most recent renewal through December 31, 2023. The Company is in the process of renewing the contract. Revenues from this single client accounted for approximately 75% of the National Practice group’s revenue. During the three and nine months ended September 30, 2023, revenue increased by $0.7 million, or 6.1%, and $2.5 million, or 7.5%, respectively, while operating expenses increased by $0.9 million, or 9.5%, and $2.6 million, or 8.8%, respectively.

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

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating expenses (income)	$2,165	$2,616	(451)	(17.2)%
Corporate general and administrative expenses	13,136	15,893	(2,757)	(17.3)%
Operating loss	(15,301)	(18,509)	3,208	(17.3)%
Total other expense, net	(9,900)	(7,436)	(2,464)	33.1%
Loss before income tax expense	(25,201)	(25,945)	744	(2.9)%

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating expenses (income)	$22,850	$(3,944)	26,794	N/M
Corporate general and administrative expenses	44,527	43,128	1,399	3.2%
Operating loss	(67,377)	(39,184)	(28,193)	72.0%
Total other expense, net	(9,362)	(32,785)	23,423	(71.4)%
Loss before income tax expenses	(76,739)	(71,969)	(4,770)	6.6%

Three months ended September 30, 2023 compared to September 30, 2022
Total operating expenses decreased by $0.5 million during the three months ended September 30, 2023, as compared to the same period in 2022. The non-qualified deferred compensation plan decreased operating expenses by $3.0 million for the three months ended September 30, 2023 and by $4.0 million during the same period in 2022. Excluding the non-qualified deferred compensation expenses, operating expenses decreased by $1.4 million during the three months ended September 30, 2023, as compared to the same period in 2022. The decrease was primarily driven by lower personnel costs.
Total corporate general and administrative expenses decreased by $2.8 million, or 17.3%, during the three months ended September 30, 2023, as compared to the same period in 2022. The non-qualified deferred compensation plan decreased corporate general and administrative expenses by $0.5 million for the three months ended September 30, 2023 and by $0.7 million during the same period in 2022. Excluding the non-qualified deferred compensation expenses, corporate general and administrative expense decreased by approximately $3.0 million. The decrease was primarily driven by $4.0 million lower personnel costs offset by $0.8 million higher legal and other professional related costs as well as $0.2 million other discretionary costs. G&A expense for the three months ended September 30, 2022 included approximately $3.9 million cumulative adjustments to certain performance-based compensation program, which did not recur in 2023.
Total other expense, net increased by $2.5 million during the three months ended September 30, 2023, as compared to the same period in 2022. For the three months ended September 30, 2023, total other expense, net includes a net loss of $3.5 million associated with the non-qualified deferred compensation plan. For the same period in 2022, other expense, net includes a net loss of $4.7 million associated with the non-qualified deferred compensation plan. Excluding the impact of the non-qualified deferred compensation plan, total other expense, net would have been $6.4 million in 2023 and $2.7 million in 2022, a change of $3.7 million primarily attributed to $3.5 million higher interest expense in 2023 as compared to 2022 as well as $0.2 million higher net changes in the fair value of contingent consideration related to prior acquisitions.

Nine months ended September 30, 2023 compared to September 30, 2022
Total operating expenses increased by $26.8 million during the nine months ended September 30, 2023, as compared to the same period in 2022. The non-qualified deferred compensation plan increased operating expenses by $6.9 million for the nine months ended September 30, 2023, but decreased operating expenses by $23.0 million during the same period in 2022. Excluding the non-qualified deferred compensation expenses, operating expenses decreased by approximately $3.1 million, primarily driven by lower personnel costs.
Total G&A expenses increased by $1.4 million, or 3.2%, during the nine months ended September 30, 2023, as compared to the same period in 2022. The non-qualified deferred compensation plan increased G&A expenses by $0.8 million for the nine months ended September 30, 2023, but decreased G&A expense by $3.3 million during the same period in 2022. Excluding the non-qualified deferred compensation expenses, G&A expense decreased by $2.7 million. The decrease was primarily driven by $3.2 million lower personnel costs offset by $0.5 million higher legal and other professional related costs. G&A expense for the nine months ended September 30, 2022 included approximately $3.9 million cumulative adjustments to certain performance-based compensation program, which did not recur in 2023. In addition, G&A expense for the nine months ended September 30, 2023 included a $1.5 million non-recurring transaction and integration costs related to the Somerset acquisition. G&A expense for the nine months ended September 30, 2022 included a $1.9 million non-recurring transaction and integration costs related to the Marks Paneth acquisition.
Total other expense, net decreased by $23.4 million during the nine months ended September 30, 2023, as compared to the same period in 2022. Total other expense, net for the nine months ended September 30, 2023 includes a net gain of $7.7 million associated with the non-qualified deferred compensation plan. For the same period in 2022, total other expense, net includes a net loss of $26.3 million associated with the non-qualified deferred compensation plan. Excluding the impact of the non-qualified deferred compensation plan, total other expense, net would have been $17.0 million in 2023 and $6.5 million in 2022, an increase of $10.5 million, primarily due to $9.8 million higher interest expense due to higher average outstanding balance and interest rates during 2023 as compared to 2022 as well as $0.7 million increase in miscellaneous expenses.
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
Accounts receivable balances increase in response to the first nine months' revenue generated by the Financial Services practice group. A significant amount of this revenue is billed and collected in subsequent quarters. Days sales outstanding (“DSO”) represent accounts receivable and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve months' daily revenue. We provide DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of our ability to collect on receivables in a timely manner. DSO was 96 days and 93 days at September 30, 2023 and 2022. DSO at December 31, 2022 was 74 days.
The following table presents selected cash flow information. For additional details, refer to the accompanying Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended September 30,
	2023	2022
	(Amounts in thousands)
Net cash provided by operating activities	$57,254	$60,059
Net cash used in investing activities	(76,630)	(95,550)
Net cash (used in) provided by financing activities	(18,442)	6,025
Net decrease in cash, cash equivalents and restricted cash	$(37,818)	$(29,466)

Operating Activities - Cash provided by operating activities was $57.3 million during the nine months ended September 30, 2023, primarily consisted of net income of $133.7 million and certain non-cash items, such as depreciation and amortization expense of $27.0 million, deferred income tax of $6.7 million, and stock-based compensation expense of $9.7 million. The cash inflow was offset by working capital use of $121.6 million. Cash provided by operating activities was $60.1 million during the nine months ended September 30, 2022 and primarily consisted of net income of $116.9 million and certain non-cash items, such as depreciation and amortization expense of $24.7 million, deferred income tax of $5.7 million, and stock-based compensation expense of $12.0 million. The cash inflow was offset by working capital use of $100.0 million.
Investing Activities - Cash used in investing activities during the nine months ended September 30, 2023 was $76.6 million and consisted primarily of $53.1 million used for business acquisitions, $19.0 million in capital expenditures, and $11.4 million in other investing activities primarily related to working capital payments and notes receivable. The use of cash was offset by $5.2 million net cash inflow related to funds held for clients, $1.5 million related to the sale of one technology asset and $0.2 million in other cash payments related to certain prior divestitures. Cash used in investing activities during the nine months ended September 30, 2022 was $95.6 million and consisted primarily of $79.3 million used for business acquisitions, $6.0 million in capital expenditures, $8.4 million net activity related to funds held for clients, and $4.7 million in other activities related to working capital payments and notes receivable. The use of cash was offset by $2.9 million cash inflow primarily related to $2.5 million proceeds from the sale of a small book of business as well as receipts of cash payments related to certain prior divestitures.
The balances in funds held for clients and client fund obligations can fluctuate with the timing of cash receipts and the related cash payments. The nature of these accounts is further described in Note 1, Basis of Presentation and Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Financing Activities - Cash used in financing activities during the nine months ended September 30, 2023 was $18.4 million and primarily consisted of $66.2 million in share repurchases, a $49.6 million net decrease in client fund obligations and $40.1 million in contingent consideration payments related to prior acquisitions. The use of cash was partially offset by $129.0 million in net proceeds from the credit facility and $8.4 million proceeds from exercise of stock options. Cash provided by financing activities during the nine months ended September 30, 2022 was $6.0 million and primarily consisted of $115.8 million in net proceeds from the credit facility and $8.0 million proceeds from exercise of stock options, partially offset by $73.3 million in share repurchases, $30.0 million net decrease in client fund obligations, $12.4 million in contingent consideration payments related to prior acquisitions and $2.1 million paid as deferred financing costs related to the 2022 credit facility.
CAPITAL RESOURCES
Credit Facility - At September 30, 2023, we had $394.7 million outstanding under the 2022 credit facility as well as $4.4 million outstanding letters of credit. Available funds under the 2022 credit facility, based on the terms of the commitment, were approximately $195.0 million at September 30, 2023. The weighted average interest rate under the credit facility was 5.16% during the nine months ended September 30, 2023, compared to 2.29% for the same period in 2022. The credit facility allows for the allocation of funds for future strategic initiatives, including acquisitions and the repurchase of our common stock, subject to the terms and conditions of the 2022 credit facility.
Debt Covenant Compliance - Under the 2022 credit facility, we are required to meet certain financial covenants with respect to (i) total leverage ratio and (ii) minimum interest charge coverage ratio. We are in compliance with our financial covenants as of September 30, 2023. Our ability to service our debt and to fund future strategic initiatives will depend upon our ability to generate cash in the future. For further discussion regarding our 2022 credit facility and debt, refer to Note 4, Debt and Financing Arrangements, to the accompanying unaudited condensed consolidated financial statements.

Use of Capital - Our first priority for use of capital is to make strategic acquisitions. We also have the financing flexibility and the capacity to actively repurchase shares of our common stock. We believe that repurchasing shares of our common stock can be a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our stockholders. During the nine months ended September 30, 2023, we completed five acquisitions for $53.0 million in cash. We also repurchased 1.3 million shares of our common stock at a total cost of approximately $66.4 million during the nine months ended September 30, 2023. Refer to Note 11, Business Combinations, to the accompanying unaudited condensed consolidated financial statements for further discussion on acquisitions.
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
We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $4.4 million and $5.0 million at September 30, 2023 and December 31, 2022, respectively. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.3 million and $2.3 million at September 30, 2023 and December 31, 2022, respectively.
We have various agreements under which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by us under such indemnification clauses is generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2023, we are not aware of any material obligations arising under indemnification agreements that would require payment.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our floating rate debt under the 2022 credit facility exposes us to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which we could borrow funds under the credit facility. The balance outstanding under our credit facility at September 30, 2023 was $394.7 million, of which $269.7 million is subject to rate risk. If market rates were to increase or decrease 100 basis points from the levels at September 30, 2023, interest expense would increase or decrease approximately $2.7 million annually.
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
At September 30, 2023, we had four interest rate swaps with notional values, fixed rates of interest and expiration dates of (i) $50.0 million - 0.834% - April, 2025, (ii) $30.0 million - 1.186% - December, 2026, (iii) $20.0 million - 2.450% - August, 2027 and (iv) $25.0 million - 3.669% - April, 2028, respectively. Management will continue to evaluate the potential use of interest rate swaps as we deem appropriate under certain operating and market conditions. We do not enter into derivative instruments for trading or speculative purposes.
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
(b) Internal Control over Financial Reporting
On February 1, 2023, we completed the Somerset acquisition. We are in the process of integrating Somerset into our system of internal control over financial reporting. Except for the Somerset acquisition, there have been no changes to our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding certain legal proceedings in which we are involved is incorporated by reference from Note 5, Commitments and Contingencies, to the accompanying condensed consolidated financial statements.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC, as updated by the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2023 as filed with the SEC. These risks could materially and adversely affect the business, financial condition and results of operations of CBIZ.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent sales of unregistered securities
During the nine months ended September 30, 2023, approximately 129 thousand shares of our common stock were issued as payment for contingent consideration for previous acquisitions. The foregoing shares were issued in transactions not involving a public offering in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act. The persons to whom the shares were issued had access to full information about the Company and represented that they acquired the shares for their own account and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold, or otherwise transferred without having first been registered under the Securities Act or pursuant to an exemption from the Securities Act.

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
Shares repurchased under the Share Repurchase Program during the three months ended September 30, 2023 (reported on a trade-date basis) are summarized in the table below (amounts in thousands, except per share data). Average price paid per share includes fees and commissions.

	Issuer Purchases of Equity Securities
Third Quarter Purchases	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
July 1 – July 31, 2023	5	$52.67	5	4,448
August 1 – August 31, 2023	82	$54.27	82	4,366
September 1 – September 30, 2023	93	$53.65	93	4,273
Third quarter purchases	180	$53.91	180

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
During the quarter period ended September 30, 2023, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense condition of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement" (as defined in the Exchange Act).

Item 6. Exhibits

10.1 *	Amendment to Loan Agreement by and among CBIZ Benefit and Insurance Services, Inc. and the Huntington National Bank.
31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 **	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 **	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments)
*    Indicates documents filed herewith.
**    Indicates document furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBIZ, Inc.
(Registrant)

Date:	October 26, 2023	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer