Form 10-K
period 2023-12-31
CBIZ, Inc.
filed 2024-02-23
CIK 944148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________
FORM 10-K
________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission file number 1-32961
________________________________________________________________
CBIZ, INC.
(Exact name of registrant as specified in its charter)
________________________________________________________________

Delaware				22-2769024
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

5959 Rockside Woods Blvd. N.	Suite 600	Independence,	Ohio	44131
(Address of principal executive offices)				(Zip Code)
(216) 447-9000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	CBZ	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☒     No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐     No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued the audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the last sales price of such common stock as of the closing of trading on June 30, 2023, was approximately $2.60 billion.
The number of outstanding shares of the registrant’s common stock was 50,023,553 as of February 16, 2024.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2024 Annual Meeting of Stockholders.

CBIZ, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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
Consequently, no forward-looking statement can be guaranteed. Our actual future results may vary materially, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in the quarterly, periodic and annual reports we file with the United States Securities and Exchange Commission (the “SEC”). Also note that we provide cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses in Item 1 and "Item 1A Business" and "Item 1A. Risk Factors". These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those described here could also adversely affect our operating or financial performance.
The following text is qualified in its entirety by reference to the more detailed information and consolidated financial statements (including the notes thereto) appearing elsewhere in this Annual Report on Form 10-K. Unless the context otherwise requires, references in this Annual Report on Form 10-K to “we,” “our,” “us,” “CBIZ” or the “Company” shall refer to CBIZ, Inc., a Delaware corporation, and its wholly-owned subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year which ends on December 31.

PART I
ITEM 1. BUSINESS
Overview
CBIZ, Inc. is a leading national provider of financial, insurance and advisory services designed to help our clients and their businesses grow and succeed. Founded on the simple idea that growing businesses of all sizes wanted and needed access to best in class professional services with a personalized, local approach, CBIZ is now one of the largest accounting, insurance brokerage, financial and advisory services providers in the country. Over the years, CBIZ has grown to a team of more than 6,700 professionals working through more than 120 offices located in 33 states and the District of Columbia. Shares of our common stock are traded on the New York Stock Exchange (“NYSE”) under the symbol “CBZ.”
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
Available Information - Our principal executive office is located at 5959 Rockside Woods Blvd. N., Suite 600, Independence, Ohio 44131, and our telephone number is (216) 447-9000. Our website is located at https://www.cbiz.com. We make available, free of charge on our website, through our investor relations page, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after we file (or furnish) such reports with the SEC. In addition, the SEC maintains an Internet Website that contains reports, proxy and information statements and other information about us at https://www.sec.gov. Our corporate code of conduct, corporate governance guidelines, code of professional conduct and ethics guide and the charters of the Audit Committee, the Compensation and Human Capital Committee and the Nominating and Governance Committee of the Board of Directors are available on the investor relations page of our website, referenced above, and in print to any stockholder who requests them.
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
Government Health Care Consulting

Financial Services
Financial Services is comprised of core accounting services including traditional accounting, tax compliance, advisory, and specialty services, like transaction and risk advisory services, litigation support, valuation, and federal and state government health care compliance and consulting. The leader of each service line reports to the President of Financial Services.
Restrictions imposed by independence requirements and state accountancy laws and regulations preclude us from rendering audit and attest services (other than internal audit services). As such, we maintain joint-referral relationships and administrative service agreements (“ASAs”) with independent licensed Certified Public Accounting (“CPA”) firms (the “CPA firms”) under which audit and attest services may be provided to our clients by such CPA firms. At December 31, 2023, we maintained ASAs with four CPA firms. Most of the members and/or stockholders of those CPA firms are also our team members, and we render services to the CPA firms as an independent contractor. One of our ASAs is with Mayer Hoffman McCann, P.C. (“Mayer Hoffman”), an independent national CPA firm headquartered in Kansas City, Missouri. Mayer Hoffman has 211 stockholders. Mayer Hoffman maintains a nine member Board of Directors. There are no board members of Mayer Hoffman who hold senior officer positions at CBIZ. Our association with Mayer Hoffman offers clients access to the multi-state resources and expertise of a national CPA firm. We also have an ASA with Myers and Stauffer LC (“MSLC”), an independent national governmental health care consulting firm headquartered in Kansas City, Missouri. MSLC has fourteen equity members, all of whom are also our team members. MSLC maintains a five-member executive committee, none of whom hold senior officer positions at CBIZ. Although the ASAs do not constitute control, we are one of the beneficiaries of the agreements and may bear certain economic risks. As such, the CPA firms with which we maintain ASAs qualify as variable interest entities.
The ASAs have remaining terms ranging up to 22 years, are renewable upon agreement by both parties, and have certain rights of extension and termination. Under these ASAs, we provide a range of services to the CPA firms, including (but not limited to): administrative functions such as office management, bookkeeping and accounting; preparing marketing and promotional materials; providing office space, computer equipment, systems support and administrative and professional staff. Services are performed in exchange for a fee. Fees earned by us under the ASAs are recorded as revenue in the accompanying Consolidated Statements of Comprehensive Income and totaled approximately $259.6 million, $235.4 million and $174.8 million for the years ended December 31, 2023, 2022 and 2021, respectively, a majority of which is related to services rendered to privately-held clients and governmental agencies. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to us is typically reduced on a proportional basis. Refer to Note 1, Basis of Presentation and Significant Accounting Policies, to the accompanying consolidated financial statements for further discussion.
Benefits and Insurance Services
Benefits and Insurance Services provides brokerage and consulting expertise for group health benefits and property and casualty insurance in addition to retirement plan advisory and investment services, payroll, human capital management, and other related services. The leader for each service line reports to the President of Benefits and Insurance Services.
The Benefits and Insurance Services practice group maintains relationships with many different insurance carriers. We do not assume underwriting risk. Some of these carriers have compensation arrangements with us whereby some portion of payments due to the Company may be contingent upon meeting certain performance goals, or upon our providing client services that would otherwise be provided by the carriers. These compensation arrangements are provided to us as a result of our performance and expertise, and may result in enhancing our ability to access certain insurance markets and services on behalf of our clients. The aggregate compensation related to these arrangements received during the years ended December 31, 2023, 2022 and 2021 was less than 2% of consolidated CBIZ revenue for the respective periods.
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
Revenue
Revenue by practice group for the years ended December 31, 2023, 2022 and 2021 is provided in the table below (in thousands) along with a discussion of certain external relationships and regulatory factors that currently impact those segments.

	Year End December 31,
	2023		2022		2021
Financial Services	$1,160,686	72.9%	$1,010,068	71.5%	$734,026	66.4%
Benefits and Insurance Services	382,605	24.1%	358,007	25.4%	332,323	30.1%
National Practices	47,903	3.0%	43,904	3.1%	38,576	3.5%
Total CBIZ revenue	$1,591,194	100.0%	$1,411,979	100.0%	$1,104,925	100.0%
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
•From the time of our founding, we have pursued growth through strategic acquisitions. We pursue acquisitions to enter attractive geographic markets, strengthen our presence in an existing market, add services or deepen our expertise for our existing offerings, expand into higher growth industries and services niches and access top talent. Using clear criteria, we seek to identify, cultivate and pursue acquisitions of the most highly regarded, best in class financial, insurance, and advisory firms that demonstrate a desire for a greater national platform and enhanced client service capabilities, possess strong leadership, positive market reputation, cultural fit, commitment to exceptional client service, and a client base with cross-serving potential. In 2023, we completed five business acquisitions. From time to time, we divest, through sale or closure, business operations that do not contribute to our long-term objectives for growth or are not critical to our service offerings or markets. In 2023, we sold one technology asset in the Financial Services practice group. For further discussion regarding acquisitions and divestitures, refer to Note 18, Business Combinations, to the accompanying consolidated financial statements.
Clients
We provide multi-disciplinary and comprehensive solutions and professional services to over 100,000 clients across more than 25 industries. Our client base is made up of approximately 60,000 business clients and 40,000 individual clients. Our business client base is geographically dispersed across the country and includes small, middle market, and large businesses and organizations ranging from less than 10 to more than 10,000 employees. Our largest client generated approximately 2.3% of our consolidated revenue in 2023 and is included in the National Practices group. Management believes that the diversity of our client base helps insulate us from a downturn in a particular industry or geographic market. Nevertheless, economic conditions among select clients and groups of clients may have an impact on the demand for the services that we provide.
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
As of December 31, 2023, we are in compliance with all governmental and professional organizations regulations relevant to the services we provide.

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
Competition
The professional business services industry is highly fragmented and competitive. We compete with national, regional and local professional services firms including accounting and tax firms, insurance brokers, payroll advisors and consulting firms. While many of our competitors tend to be mono-line in their offerings, we offer multi-disciplinary, holistic solutions that we believe are comprehensive and provide higher value to our clients while eliminating the need for coordination between multiple service providers. We are also embedded in local and regional markets and build meaningful relationships to foster deeper understanding of our clients’ businesses and industries.
We believe that our strong client relationships, breadth of professional service offerings, and depth of expertise, as well as our ability to provide national expertise on a local level give us a competitive advantage.
Human Capital
At CBIZ, our value proposition to our clients is the breadth of our services and the depth of our expertise, including our unique ability to provide multi-disciplinary, coordinated solutions that respond to the complexity and uncertainty of today’s business environment. CBIZ brings value because of the talent, expertise and commitment of the over 6,700 professionals that make up our team nationwide.
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
At the foundation of our culture and approach to employee experience and engagement are our core values. We recognize that our uncompromising commitment to our values starting with ‘we do the right thing’ is important to our team. CBIZ views our commitment to advancing diversity and inclusion as an extension of our core values. At CBIZ, diversity and inclusion are a business imperative as we strive to become an employer of choice for attracting, retaining and developing diverse talent.

In 2023, CBIZ was certified as a Great Place to Work® for the eighth consecutive year and has been honored with numerous workplace awards based on feedback gathered directly from our team members. In 2023, CBIZ was awarded 100 workplace awards, including the following:
•2023 Top Workplaces USA by Energage – This award celebrates nationally recognized companies that make the world a better place to work together by prioritizing a people-centered culture and giving employees a voice. This award is based entirely on feedback from our team members.
•2023 Early Talent Award by Handshake – The Early Talent Awards recognize the best places for Gen Z to start a career. This award recognizes CBIZ as an industry leader and a great place to work for Gen Z jobseekers in the areas of flexible work environment, networking opportunities, and impactful work.
•2023 Campus Forward by Ripplematch – CBIZ was selected for our commitment to hiring career talent, emphasizing diversity and inclusion, and investing in the next generation of talent for the organization. The winners of the Campus Forward Award represent the best in the country and winning the award highlights our recruitment efforts and overall experiences of our interns.
•2023 Eddy Award by Pension & Investments – This award recognizes companies for financial wellness, ongoing investment education, and pre-retirement preparation. CBIZ was recognized for best practices in financial education and communication surrounding defined contribution plans in the plan transitions category.
•2023 Best Places to Work in Insurance by Business Insurance Magazine – CBIZ was selected and honored for the ninth consecutive year as a “Best Places to Work in Insurance” based on our commitment to attracting, developing and retaining great talent through employee benefits and other programs. We were recognized for this award based on core focus areas such as leadership and planning, corporate culture, communications, work environment and overall engagement with our employees.
•2023 Best and Brightest Companies in the Nation Top 101 by National Association of Business Resources ("NABR") – For the eighth year in a row, CBIZ was honored as a “Best and Brightest Company” based on our commitment to human resource practices and employee enrichment.
•2023 Best and Brightness in Wellness by NABR – CBIZ was honored for the seventh consecutive time, as an organization that promotes a culture of wellness.
•2023 Top Workplaces Culture Excellence Awards for Appreciation, Clue-in Leaders, Employee Value Proposition, Employee Wellbeing, Empowering Employees, Formal Training, Professional Development, Work-Life Flexibility by Energage – CBIZ was recognized for the third time as an outstanding organization across business-relevant culture categories.
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
Our goodwill and other intangible assets could become impaired, which could lead to material non-cash charges against earnings and a material impact on our results of operations and statement of financial position. At December 31, 2023, the net carrying value of our goodwill and other intangible assets totaled $865.2 million and $143.4 million, respectively. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other, we assess these assets, including client lists, to determine if there is any indication of impairment. Significant negative industry or economic trends, disruptions to our business, adverse changes resulting from new governmental regulations, divestitures and sustained market capitalization declines may result in recognition of impairments. Any impairment of goodwill or intangible assets would result in a non-cash charge against current earnings, which could lead to a material impact on our results of operations and statements of financial position.
Certain liabilities resulting from acquisitions are estimated and could lead to a material impact on our results of operations. Through our acquisition activities, we record liabilities for future contingent earnout payments that are settled in cash or through the issuance of common stock. The fair value of these liabilities is assessed on a quarterly basis and changes in assumptions used to determine the amount of the liability or a change in the fair value of our common stock could lead to an adjustment that may have a material impact on our results of operations.
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

Changes in the healthcare environment, including, but not limited to, any legislated changes in the United States’ national healthcare system, that affect the methods by which insurance carriers remunerate brokers, could adversely impact our revenues and margins in this business. Specifically, legislation or other changes could afford our clients and their employees the ability to seek insurance coverage through other means, including, but not limited to, direct access with insurance carriers or other similar avenues, which could eliminate or adversely alter the remuneration brokers receive from insurance carriers for their services. Furthermore, statutory or regulatory changes may result in establishing alternatives to employer-sponsored healthcare insurance or replace it with government-sponsored health insurance programs. These changes could materially alter the healthcare industry in the United States and our ability to provide effective services in these areas may be substantially limited and adversely affect revenue and margins in our healthcare benefit business.
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
We are subject to risks relating to processing customer transactions for our payroll and other transaction processing businesses. The high volume of client funds and data processed by us, or by our out-sourced resources abroad, in our transaction related businesses entails risks for which we may be held liable if the accuracy or timeliness of the transactions processed is not correct. In addition, related to our payroll and employee benefits businesses, we store personal information about some of our clients and their employees for which we may be liable under the Health Insurance Portability and Accountability Act or other governmental regulations if the security of this information is breached. In the past, one of our third-party service providers experienced a data breach that allowed an unauthorized third-party to gain access to the Company’s and its clients’ data, including personally identifiable information. While this breach did not subject the company to liability under the Health Insurance Portability and Accountability Act or other governmental regulations, there can be no assurance that in the event of a future breach, we will not be liable under those governmental regulations. We could incur significant legal expense to defend any claims against us, even those claims that we believe are without merit. While we carry insurance against these potential liabilities, we cannot be certain that circumstances surrounding such an error or breach of security would be entirely reimbursed through insurance coverage. We make risk-based decisions on the measures to implement, and we believe we have appropriate controls and procedures in place to address our fiduciary responsibility and mitigate these risks. However, if we are not successful in managing these risks, our business, financial condition, and results of operations may be harmed in the future.
Cyber-attacks or other security breaches involving our computer systems or the systems of one or more of our vendors could materially and adversely affect our business. Our systems, like others in the industries we serve, are vulnerable to cybersecurity risks, and we are subject to potential disruption caused by such activities. Companies like ours are subject to frequent attacks on their systems. Such attacks may have various goals, from seeking confidential information to causing operational disruption. We have experienced cyber-attacks and other security breaches in the past. Although to date such activities have not resulted in material disruptions to our operations or materially affected our business strategy, results of operations or financial condition, no assurance can be provided that we will not experience material disruptions or suffer material adverse effects in the future. Any future significant violations of our data security privacy could result in the loss of business, litigation, regulatory investigations, penalties, ongoing expenses related to notifications and client credit monitoring and support, and other expenses, any of which could damage our reputation and adversely affect the growth of our business. Additional events or cyberattacks in the future could exacerbate the foregoing risks and create additional challenges to maintaining client relationships and our reputation. While we have deployed resources that are responsible for maintaining what we consider to be appropriate levels of cybersecurity, and while we utilize third-party technology products and services to help identify threats and protect our information technology systems and infrastructure against security breaches and cyber-incidents, we do not believe such resources or products and services can provide absolute protection against all potential risks and incidents. We make risk-based decisions on the measures to implement, and our responsive and precautionary measures may not be adequate or effective to prevent, identify, or mitigate attacks by hackers, foreign governments, or other actors or breaches caused by employee error, malfeasance, or other disruptions. We are also dependent on security measures that some of our third-party vendors and customers are taking to protect their own systems and infrastructures. In the past, our third-party vendors have experienced issues with their security measures. Although to date such issues have not resulted in material disruptions or materially affected our business strategy, results of operations or financial condition, no assurance can be provided that we will not experience material disruptions or suffer material adverse effects in the future if our third-party vendors do not maintain adequate security measures, do not require their sub-contractors to maintain adequate security measures, do not perform as anticipated and in accordance with contractual requirements, or become targets of cyber-attacks.
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
Given our levels of share-based compensation, our tax rate may vary significantly depending on our stock price. We apply FASB ASC 718, Compensation - Stock Compensation under which the tax effects of the accounting for share-based compensation may significantly impact our effective tax rate from period to period. In future periods in which our stock price is higher than the grant date fair value of the share-based compensation vesting or exercises in that period, we will recognize excess tax benefits that will decrease our effective tax rate. In future periods in which our stock price is lower than the grant price of the share-based compensation vesting in that period, our effective tax rate may increase. The amount and value of share-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of share-based compensation on our effective tax rate. These tax effects are dependent on our stock price and exercise activity, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.
We may be subject to the actions of activist stockholders. Our Board of Directors and management team are committed to acting in the best interest of all of our stockholders. We value constructive input from investors and regularly engage in dialogue with our stockholders regarding strategy and performance. Activist stockholders who disagree with the composition of the Board of Directors, our strategy or management approach may seek to effect change through various strategies and channels. Responding to stockholder activism can be costly and time-consuming, disrupt our operations, and divert the attention of management and our employees from our strategic initiatives. Activist campaigns can create perceived uncertainties as to our future direction, strategy, or leadership and may result in the loss of potential business opportunities, harm our ability to attract new employees, investors, and customers, and cause our stock price to experience periods of volatility or stagnation.
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
Climate change legislation or regulations restricting emissions of greenhouse gases could result in increased operating costs. In 2009, the Environmental Protection Agency ("EPA") published its findings that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”), present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth's atmosphere and other climate changes. Based on these findings, the EPA has adopted a series of regulations under the Clean Air Act that require monitoring, reporting and/or emission controls of GHGs for certain emission sources. In addition, almost one-half of the states have taken legal measures to reduce emissions of GHGs primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. The adoption and implementation of any regulations imposing GHG reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to monitor and to reduce emissions of GHGs associated with our operations.
The widespread outbreak of a communicable illness or any other public health crisis could adversely affect our business, results of operations and financial condition. We may face risks related to public health threats or widespread outbreak of a communicable illness. A widespread outbreak of a communicable disease or a public health crisis could adversely affect the global and domestic economy and our business partners’ ability to conduct business in the United States for an indefinite period of time. For example, in March 2020, the World Health Organization declared a new strain of coronavirus (“COVID-19”) a pandemic. The global spread of COVID-19 negatively impacted the global economy and disrupted both financial markets and international trade. The COVID-19 pandemic resulted in increased unemployment levels and significantly impacted global supply chain. In addition, federal, state, and local governments implemented various mitigation measures, including travel restrictions, restrictions on public gatherings, shelter-in-place restrictions, and limitations on business activities. These actions adversely impacted the ability of our employees, contractors, suppliers, customers, and other business partners to conduct business activities. Future public health threats or widespread outbreaks of communicable illnesses could have a material adverse effect on our results of operations, financial condition, and liquidity, and will depend on numerous factors that we may not be able to predict, including, but not limited to, the duration and severity of the public health threat or pandemic, governmental actions in response to the public health threat or pandemic, the impact of business and economic disruptions on our clients and their demand for our services, and our clients’ ability to pay for our services.
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
We may not be able to acquire and finance additional businesses which may limit our ability to pursue our business strategy. We acquired five businesses during 2023, and maintain a robust pipeline of potential businesses for acquisition. Strategic acquisitions are part of our growth strategy, and it is our intention to selectively acquire businesses or client lists that are complementary to existing service offerings in our target markets and/or new and attractive markets. However, we cannot be certain that we will be able to continue identifying appropriate acquisition candidates and acquire them on satisfactory terms, and we cannot be assured that such acquisitions, even if completed, will perform as expected or will contribute significant synergies, revenues or profits. In addition, we may face increased competition for acquisition opportunities, which may inhibit our ability to complete transactions on terms that are favorable to us. As discussed below, there are certain provisions under the 2022 credit facility (as defined below) that may limit our ability to acquire additional businesses. In the event that we are not in compliance with certain covenants as specified in the 2022 credit facility, we could be restricted from making acquisitions, restricted from borrowing funds from the 2022 credit facility for other uses, or required to pay down the outstanding balance on the line of credit. To the extent we are unable to find suitable acquisition candidates, an important component of our growth strategy may not be realized.
We require a significant amount of cash for interest payments on our debt and to expand our business as planned. At December 31, 2023, our debt consisted primarily of $312.4 million in principal amount outstanding under our $600 million unsecured credit facility (the “2022 credit facility” or the “credit facility”). Our debt requires us to dedicate a portion of our cash flow from operations to pay interest on our indebtedness, thereby reducing the funds available to use for acquisitions, capital expenditures and general corporate purposes. Our ability to make interest payments on our debt, and to fund acquisitions, will depend upon our ability to generate cash in the future. Insufficient cash flow could place us at risk of default under our debt agreements or could prevent us from expanding our business as planned. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under the 2022 credit facility in an amount sufficient to enable us to fund our other liquidity needs. Volatility in interest rates from monetary policy or economic conditions could increase expenses, cause uncertainty and impact our ability to pay interest on our indebtedness. Refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for further information regarding interest rate risk.
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
The future issuance of additional shares could adversely affect the price of our common stock. Future sales or issuances of common stock, including those related to the uses described below, or the perception that sales could occur, could adversely affect the market price of our common stock and dilute the percentage ownership held by our stockholders. We have authorized 250.0 million shares of common stock, and have approximately 49.8 million shares of common stock outstanding at January 31, 2024. A substantial number of these shares have been issued in connection with acquisitions. As part of many acquisition transactions, shares are contractually restricted from sale for a one-year period, and as of January 31, 2024, approximately 138 thousand shares of our common stock were under lock-up contractual restrictions that expire by December 31, 2024. We cannot be sure when sales by holders of our stock will occur, how many shares will be sold or the effect that sales may have on the market price of our common stock.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 1C. CYBERSECURITY.
CBIZ maintains a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. This program, which is integrated into the Company’s enterprise risk management system, includes the development, implementation, and maintenance of security measures and controls, as well as policies and procedures governing the operation of these security measures and controls.
The underlying controls of the cyber risk management program are based on recognized practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”) and the International Organization Standardization (“ISO”) 27002 framework and code of practice for information security controls to establish, implement, and improve an Information Security Management System focused on cybersecurity.
Cyber partners are a key part of CBIZ’s cybersecurity infrastructure. CBIZ partners with leading cybersecurity companies and organizations, leveraging third-party technology and expertise. CBIZ engages with these partners to monitor and maintain the performance and effectiveness of third-party products and services that are deployed in CBIZ’s environment, to scan for potential vulnerabilities and to conduct penetration testing.
CBIZ’s IT Security Director reports to CBIZ’s Chief Information Officer and is the head of the Company’s cybersecurity team. The IT Security Director is responsible for assessing and managing CBIZ’s cyber risk management program, informs senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervises such efforts. The cybersecurity team has decades of experience selecting, deploying and operating cybersecurity technologies, initiatives and processes. Additionally, members of the cyber security team have extensive information technology and program management expertise and have earned various cybersecurity certifications. Finally, the cybersecurity team relies on threat intelligence as well as other information obtained from governmental, public or private sources, including external consultants engaged by CBIZ.
The Board of Directors oversees CBIZ’s cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks. The cybersecurity team briefs the Board of Directors on the status of CBIZ’s cyber risk management program, typically on a semi-annual basis.
CBIZ faces risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations or cash flows. CBIZ has experienced, and will continue to experience, cyber incidents in the normal course of its business. However, prior cybersecurity incidents have not had a material adverse effect on CBIZ’s business, financial condition, results of operations or cash flows. See “Risk Factors – Risk Factors Related to Our Business and Industry – Cyber-attacks or other security breaches involving our computer systems or the systems of one or more of our vendors could materially and adversely affect our business.”
ITEM 2. PROPERTIES.
Our corporate headquarters are located at 5959 Rockside Woods Blvd. N., Suite 600, Independence, Ohio 44131, in leased premises. We lease more than 120 offices in 33 states and the District of Columbia and believe that our current facilities are sufficient for our current needs.
ITEM 3. LEGAL PROCEEDINGS.
From time to time, we are involved in various legal proceedings relating to claims arising out of our operations. As of the date hereof, we are not engaged in any legal proceedings that are reasonably expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations or cash flows.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information for Common Stock - Our common stock is traded on the NYSE under the trading symbol “CBZ.”
Holders of Record - The number of holders of our common stock based on record ownership as of December 31, 2023 was approximately 2,381.
Dividends - Historically, we have not paid cash dividends on our common stock. Refer to Note 9, Debt and Financing Arrangements, to the accompanying consolidated financial statements for information relating to restrictions on declaring or making dividend payments under our 2022 credit facility.
Recent Sales of Unregistered Securities - During the year ended December 31, 2023, we issued approximately 242 thousand shares of our common stock as payment for current year acquisitions, as well as payment for contingent consideration for current year and previous acquisitions. The above referenced shares were issued in transactions not involving a public offering in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act. The persons to whom the shares were issued had access to full information about the Company and represented that they acquired the shares for their own account and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold, or otherwise transferred without having first been registered under the Securities Act or pursuant to an exemption from the Securities Act.
Issuer Purchases of Equity Securities - Shares repurchased during the three months ended December 31, 2023 (reported on a trade-date basis) are summarized in the table below (in thousands, except per share data). Average price paid per share includes fees and commissions.

	Issuer Purchases of Equity Securities
Fourth Quarter Purchases	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
October 1 – October 31, 2023	107	$52.56	107	4,166
November 1 – November 30, 2023	28	$54.62	28	4,138
December 1 – December 31, 2023	—	$—	—	4,138
	135	$52.99	135
Refer to Note 13, Common Stock, to the accompanying consolidated financial statements for further discussion on the Share Repurchase Program.
Performance Graph - The graph below matches the cumulative five-year total return of holders of CBIZ, Inc.’s common stock with the cumulative total returns of the S&P 500 index, the Russell 2000 index and a customized peer group of five companies that includes: Brown & Brown, Inc., H & R Block, Inc., Paychex, Inc., Resources Connection, Inc. and Willis Towers Watson Plc. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2018 and tracks it through December 31, 2023.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among CBIZ, Inc., the S&P 500 Index, the Russell 2000 Index, and a Peer Group

$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
2018
2019
2020
2021
2022
2023
Period Ending in December 31,
$317.72
207.21
204.32
160.85
CBIZ, Inc.
S&P 500
Russell 2000
Peer Group

*$100 invested on December 31, 2018 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2024 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2024 Russell Investment Group. All rights reserved.

	2018	2019	2020	2021	2022	2023
CBIZ, Inc.	$100.00	$136.85	$135.08	$198.58	$237.82	$317.72
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
Russell 2000	100.00	125.52	150.58	172.90	137.56	160.85
Peer Group	100.00	132.37	144.22	198.44	186.37	204.32
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to, and should be read in conjunction with, our consolidated financial statements included elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management’s expectations. Please see the sections of this report entitled “Forward-Looking Statements” and “Risk Factors.” This section generally discusses the results of operations for fiscal year 2023 compared to fiscal year 2022. For discussion related to the results of operations and changes in financial conditions for fiscal year 2022 compared to fiscal year 2021 refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on February 24, 2023.
EXECUTIVE SUMMARY
Financial Year in Review - Revenue of $1,591.2 million in 2023 grew $179.2 million, or 12.7%, from revenue of $1,412.0 million in 2022. Same-unit revenue, as defined below in the "Results of Operations" section, increased by $104.0 million, or 7.4%, while acquisitions, net of divestitures, contributed $75.2 million to revenue, or 5.3%. A detailed discussion of revenue by practice group is included under “Operating Practice Groups.” Net income in 2023 increased $15.6 million, or 14.8%, to $121.0 million from $105.4 million in 2022. Refer to “Results of Operations” for a detailed discussion of the components of net income. Earnings per diluted share were $2.39 in 2023, compared to $2.01 in 2022, with a fully diluted weighted average share count of 50.6 million shares in 2023, compared to 52.4 million shares in 2022.
Strategic Use of Capital - Our first priority for the use of capital is to make strategic acquisitions. We completed the following five acquisitions in 2023:
•Effective January 1, 2023, we acquired all of the assets of Danenhauer and Danenhauer, Inc.("Danenhauer and Danenhauer"). Danenhauer and Danenhauer, based in California, is a provider of forensic accounting, business valuation, expert witness testimony, and other services for businesses and individuals. Operating results for Danenhauer and Danenhauer are reported in the Financial Services practice group.
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
We also have the financing flexibility and the capacity to actively repurchase shares of our common stock. We believe that repurchasing shares of our common stock is a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our stockholders. On February 7, 2024, the CBIZ Board of Directors authorized the purchase of up to 5.0 million shares of our common stock under our Share Repurchase Program (the “Share Repurchase Program”), which may be suspended or discontinued at any time and expires on March 31, 2025. The shares may be purchased (i) in the open market, (ii) in privately negotiated transactions, or (iii) under Rule 10b5-1 trading plans, which may include purchases from our employees, officers and directors, in accordance with SEC rules.  CBIZ management will determine the timing and amount of the transaction based on its evaluation of market conditions and other factors.
Pursuant to previously authorized share repurchase programs, we repurchased 1.3 million shares of our common stock in the open market at a total cost of approximately $65.1 million in 2023 and 2.8 million shares at a total cost of approximately $122.8 million in 2022. Refer to Note 13, Common Stock, to the accompanying consolidated financial statements for further discussion on the Share Repurchase Program.
RESULTS OF OPERATIONS
We provide professional business services that help clients manage their finances and employees. We deliver our integrated services through the following three practice groups: Financial Services, Benefits and Insurance Services and National Practices. A description of these groups’ operating results and factors affecting their businesses is provided below.
Same-unit revenue, also known internally as "Organic revenue", represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on July 1, 2022, revenue for the period January 1, 2023 through June 30, 2023 would be reported as revenue from acquired businesses whereas revenue for the periods from July 1 through December 31 of both years would be reported as same-unit revenue. Divested operations represent operations that did not meet the criteria for treatment as discontinued operations.
Revenue
The following table summarizes total revenue for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	Percent	2022	Percent
	(Amounts in thousands, except percentages)
Financial Services	$1,160,686	72.9%	$1,010,068	71.5%
Benefits and Insurance Services	382,605	24.1%	358,007	25.4%
National Practices	47,903	3.0%	43,904	3.1%
Total CBIZ revenue	$1,591,194	100.0%	$1,411,979	100.0%
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
Income and expenses related to the deferred compensation plan for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
	(Amounts in thousands)
Operating expenses (income)	$17,192	$(17,252)
Corporate general and administrative expenses (income)	$2,296	$(2,393)
Other income (expense), net	$19,488	$(19,645)

Excluding the impact of the above-mentioned income and expenses related to the deferred compensation plan, the operating results for the years ended December 31, 2023 and 2022:

	Year Ended December 31,				Year Ended December 31,
	2023				2022
	(Amounts in thousands, except percentages)
	As Reported	NQDCP	Adjusted	% of Revenue	As Reported	NQDCP	Adjusted	% of Revenue
Gross margin	$223,204	$17,192	$240,396	15.1%	$223,367	$(17,252)	$206,115	14.6%
Operating income	165,239	19,488	184,727	11.6%	168,344	(19,645)	148,699	10.5%
Other income (expense), net	21,019	(19,488)	1,531	0.1%	(19,243)	19,645	402	—%
Income before income tax expense	166,303	—	166,303	10.5%	141,475	—	141,475	10.0%
Operating Expenses
The following table presents our operating expenses for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
	(Amounts in thousands, except percentages)
Operating expenses	$1,367,990	$1,188,612
Operating expenses % of revenue	86.0%	84.2%
Operating expenses excluding deferred compensation	$1,350,798	$1,205,864
Operating expenses excluding deferred compensation % of revenue	84.9%	85.4%
Our operating expenses increased by $179.4 million. Operating expense as a percentage of revenue increased to 86.0% of revenue in 2023 as compared to 84.2% of revenue for the prior year. The non-qualified deferred compensation plan increased operating expenses by $17.2 million in 2023, but decreased operating expense by $17.3 million in 2022. Excluding the impact of the non-qualified deferred compensation plan, which was recorded in "Corporate and Other" for segment reporting purposes, operating expenses would have been $1,350.8 million, or 84.9% of revenue, in 2023 as compared to $1,205.9 million, or 85.4% of revenue, in 2022.
The majority of our operating expenses relate to personnel costs, which includes (i) salaries and benefits, (ii) commissions paid to producers, (iii) incentive compensation and (iv) share-based compensation. Excluding the impact of non-qualified deferred compensation plan, which was recorded in "Corporate and Other" for segment reporting purposes, operating expenses increased by approximately $144.9 million in 2023 as compared to 2022. Operating expenses for the year ended December 31, 2023 included approximately $1.9 million non-recurring integration and retention costs related to the Somerset acquisition, and operating expenses for the year ended December 31, 2022 included approximately $8.6 million non-recurring integration and retention costs related to the acquisition of the non-attest assets of Marks Paneth LLP ("Marks Paneth"). The increase in operating costs was driven by $121.6 million higher personnel cost (of which acquisitions contributed approximately $50.3 million), $9.0 million higher travel and entertainment costs, $3.4 million higher facility costs, $4.9 million higher computer and technology related costs, $3.4 million higher depreciation and amortization expense, as well as $1.7 million higher marketing expense. Other discretionary spending increased by approximately $0.9 million to support the growth in business activities. Personnel costs and other operating expenses are discussed in further detail under “Operating Practice Groups.”

Corporate General & Administrative Expenses
The following table presents our Corporate General & Administrative (“G&A”) expenses for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
	(Amounts in thousands, except percentages)
G&A expenses	$57,965	$55,023
G&A expenses % of revenue	3.6%	3.9%
G&A expenses excluding deferred compensation	$55,669	$57,416
G&A expenses excluding deferred compensation % of revenue	3.5%	4.1%
Our G&A expenses increased by approximately $2.9 million, or 5.3%, in 2023 as compared to 2022, and decreased to 3.6% of revenue from 3.9% of revenue for the prior year. The non-qualified deferred compensation plan increased G&A expenses by $2.3 million in 2023, and decreased G&A expenses by $2.4 million in 2022. Excluding the impact of the deferred compensation plan, which was recorded in "Corporate and Other" for segment reporting purposes, G&A expenses would have been $55.7 million, or 3.5% of revenue, in 2023 as compared to $57.4 million, or 4.1% of revenue, in 2022, a decrease of $1.7 million in 2023 as compared to prior year. The decrease was primarily driven by $2.4 million lower personnel costs, offset by $0.7 million higher legal and other professional related costs as compared to 2022. Personnel costs in 2022 included approximately $3.9 million cumulative adjustments to certain performance-based compensation programs, which did not recur in 2023. In addition, G&A expenses for the year ended December 31, 2023 included a $1.5 million non-recurring transaction and integration costs related to the Somerset acquisition. G&A expenses for the year ended December 31, 2022 included a $1.3 million non-recurring transaction and integration costs related to the Marks Paneth acquisition.
Other Income (Expense), net
The following table presents the components of Other income (expense), net for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
	(Amounts in thousands)
Interest expense	$(20,131)	$(8,039)
Gain on sale of operations, net	176	413
Other income (expense), net (1)	21,019	(19,243)
Total other income (expense), net	$1,064	$(26,869)
(1)Other income (expense), net includes a net gain of $19.5 million in 2023 and a net loss of $19.6 million in 2022, associated with the value of investments held in a rabbi trust related to the deferred compensation plan, which was recorded in "Corporate and Other" for segment reporting purposes. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan are offset by a corresponding increase or decrease to compensation expense, which is recorded as “Operating expenses” and “G&A expenses” in the accompanying Consolidated Statements of Comprehensive Income. The deferred compensation plan has no impact on “Income before income tax expense” or diluted earnings per share.
Interest Expense - Our primary financing arrangement is the 2022 credit facility. Interest expense was $20.1 million in 2023, compared to $8.0 million in 2022. Our average debt balance and weighted average interest rate was $364.1 million and 5.23%, respectively, in 2023, as compared to $267.0 million and 2.67%, respectively, in 2022. The increase in interest expense in 2023 as compared to 2022 was driven by a higher average debt balance as well as higher weighted average effective interest rate. Our debt is further discussed in Note 9, Debt and Financing Arrangements, to the accompanying consolidated financial statements.
Gain on Sale of Operations, net - During the twelve months ended December 31, 2023, we recorded approximately $0.2 million additional gain related to a previously sold business as additional contingent proceeds were received. During the same period in 2022, we recorded approximately $0.4 million additional gain related to a previously sold business as additional contingent proceeds were received.
Other Income (Expense), net - The majority of “Other income (expense), net” consists of net gains and losses associated with the value of the non-qualified deferred compensation plan as discussed above, net adjustments to the fair value of our contingent purchase price liability related to prior acquisitions, as well as gains or losses related to the sale of assets. Other income of $21.0 million in 2023 included a $19.5 million net gain related to the deferred compensation plan, $2.8 million gain related to the sale of certain assets, $0.7 million interest income from non-operating investments, as well as $0.7 miscellaneous income, offset by $2.7 million expense due to the net increase to the fair value of the contingent purchase price liability. Other expense of $19.2 million in 2022 consisted of a net loss of $19.6 million related to the deferred compensation plan and $2.4 million expense due to the net increase to the fair value of the contingent purchase price liability, offset by a $2.4 million gain related to the sale of a book of business as well as $0.4 million other miscellaneous income.
Income Tax Expense
The following table presents our income tax expense for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
	(Amounts in thousands, except percentages)
Income tax expense	$45,335	$36,121
Effective tax rate	27.3%	25.5%
The increase in income tax expense from 2022 to 2023 was primarily driven by higher pre-tax income. The increase in the effective tax rate from 2022 to 2023 was primarily due to higher non-deductible expense in 2023 compared to 2022. In addition, the effect of higher pre-tax income on our tax benefit related to stock-based compensation also contributed to the increase in the effective tax rate.
Operating Practice Groups
We deliver our integrated services through three practice groups: Financial Services, Benefits and Insurance Services and National Practices. A description of these groups’ operating results and factors affecting their businesses is provided below.
Financial Services

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue
Same-unit	$1,086,894	$1,010,068	$76,826	7.6%
Acquired businesses	73,792	—	73,792
Total revenue	1,160,686	1,010,068	150,618	14.9%
Operating expenses	975,076	850,038	125,038	14.7%
Gross margin / Operating income	$185,610	$160,030	$25,580	16.0%
Total other income (expense), net	$2,218	$682	$1,536	N/M
Income before income tax expense	$187,828	$160,712	$27,116	16.9%
Gross margin percentage	16.0%	15.8%
The Financial Services practice group revenue in 2023 grew by 14.9% to $1,160.7 million from $1,010.1 million in 2022. Same-unit revenue grew by $76.8 million, or 7.6%, across all service lines, primarily driven by a $52.6 million increase from those units that provide traditional accounting and tax-related services, a $16.1 million increase from those units that provide project-oriented advisory services, and an $8.1 million increase in government healthcare compliance business. The impact of the acquired businesses, net of divestitures, contributed $73.8 million or 6.4%, of 2023 revenue. We provide a range of services to affiliated CPA firms under ASAs. Fees earned under the ASAs are recorded as revenue in the accompanying Consolidated Statements of Comprehensive Income and were $259.6 million and $235.4 million in 2023 and 2022, respectively.
Operating expenses increased by $125.0 million in 2023 as compared to 2022, primarily as a result of $102.2 million, or 14.6%, in higher personnel costs, of which acquisitions contributed approximately $49.5 million to the increase primarily driven by the Somerset acquisition in 2023 and the wrap around effect of the Stinnett acquisition in 2022. Compared to the same period in 2022, corporate allocated costs, travel and entertainment costs, depreciation and amortization costs, technology costs, direct costs, facility costs, and marketing costs increased by $6.2 million, $5.6 million, $3.4 million, $3.1 million, $2.3 million, $1.8 million, and $1.0 million, respectively, to support business growth. In addition, bad debt expense increased by $0.6 million. The increase was partially offset by $0.8 million lower recruiting and other employee costs as well as $0.2 million lower other discretionary costs. Operating expense as a percentage of revenue remained relatively unchanged at 84.0% in 2023 and 84.2% in 2022.
Benefits and Insurance Services

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue
Same-unit	$381,200	$358,007	$23,193	6.5%
Acquired businesses	1,405	—	1,405
Total revenue	382,605	358,007	24,598	6.9%
Operating expenses	310,510	290,387	20,123	6.9%
Gross margin / Operating income	$72,095	$67,620	$4,475	6.6%
Total other income, net	$2,058	$2,386	$(328)	(13.7)%
Income before income tax expenses	$74,153	$70,006	$4,147	5.9%
Gross margin percentage	18.8%	18.9%
The Benefits and Insurance Services practice group revenue in 2023 grew by 6.9% to $382.6 million from $358.0 million in 2022. Same-unit revenue increased by $23.2 million, or 6.5%, in 2023 when compared to the same period in 2022. The increase was across all service lines, particularly driven by an $11.1 million increase in employee benefit and retirement benefit services lines, $6.6 million increase in property and casualty services, $4.4 million in payroll related services, as well as a $1.1 million increase in other project-based services.
Operating expenses increased by $20.1 million in 2023 as compared to 2022, primarily driven by $16.5 million, or 7.3%, higher personnel costs, attributable primarily to the amount of annual merit increases, bonus accruals, and investment in new sales producers. Compared to 2022, corporate allocated costs, travel and entertainment costs, technology costs, marketing costs, and direct costs increased by $2.2 million, $1.3 million, $0.5 million, $0.4 million, and $0.3 million, respectively. The increase in operating costs was offset by $1.0 million lower depreciation and amortization costs, $0.6 million lower facility costs, and $0.2 million lower bad debt expense. In addition, other miscellaneous discretionary costs increased by approximately $0.6 million, primarily driven by higher recruiting and other employee costs to support business growth. Operating expense as a percentage of revenue remained relatively unchanged at 81.2% in 2023 and 81.1% in 2022.
National Practices

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue
Same-unit	$47,903	$43,904	$3,999	9.1%
Operating expenses	43,060	39,201	3,859	9.8%
Gross margin / Operating income	$4,843	$4,703	$140	3.0%
Total other income, net	$1	$10	$(9)	(90.0)%
Income before income tax expenses	$4,844	$4,713	$131	2.8%
Gross margin percentage	10.1%	10.7%
Revenue growth in this practice group was primarily driven by our cost-plus contract with a single client, which has existed since 1999. The cost-plus contract is a five-year contract with the most recent renewal through

December 31, 2028. Revenues from this single client accounted for approximately 75% of the National Practice group’s revenue. Operating expenses have increased mainly due to increases in salaries and benefits costs.
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

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating expenses	$39,344	$8,986	$30,358	N/M
Corporate general and administrative expenses	57,965	55,023	$2,942	5.3%
Operating loss	$(97,309)	$(64,009)	$(33,300)	52.0%
Total other expense, net	(3,213)	(29,947)	$26,734	N/M
Loss before income taxes	$(100,522)	$(93,956)	$(6,566)	7.0%
Total operating expenses increased by $30.4 million in 2023 as compared to 2022. The non-qualified deferred compensation plan increased operating expenses by $17.2 million in 2023, but decreased operating expenses by $17.3 million in 2022. Excluding the non-qualified deferred compensation expenses, operating expense decreased by approximately $4.1 million, primarily driven by $1.6 million lower personnel costs and $8.3 million higher allocation costs to other operating units. The decrease in operating costs was offset by $2.2 million higher facility costs, $1.3 million higher technology costs, $1.0 million higher depreciation costs, $0.5 million higher professional fees, as well as $0.8 million higher other miscellaneous discretionary costs to support business growth.
Total G&A expenses increased by $2.9 million, or 5.3%, in 2023, as compared to 2022. The non-qualified deferred compensation plan increased G&A expenses by $2.3 million in 2023, but decreased G&A expenses by $2.4 million in 2022. Excluding the impact of the non-qualified deferred compensation plan, G&A expenses decreased by $1.7 million in 2023 as compared to the prior year, attributable to $2.4 million lower personnel costs, offset by $0.7 million higher legal and other professional related costs as compared to 2022. Personnel costs in 2022 included approximately $3.9 million cumulative adjustments to certain performance-based compensation programs, which did not recur in 2023. In addition, G&A expenses for the year ended December 31, 2023 included a $1.9 million nonrecurring transaction and integration costs related to the Somerset acquisition. G&A expenses for the year ended December 31, 2022 included a $1.3 million non-recurring transaction and integration costs related to the Marks Paneth acquisition.
Total other expense, net decreased by $26.7 million to $3.2 million from $29.9 million in 2022. Total other expense, net includes a net gain of $19.5 million and a net loss of $19.6 million associated with the non-qualified deferred compensation plan in 2023 and 2022, respectively. Excluding the impact of the non-qualified deferred compensation plan, total other expense, net would have been $22.7 million in 2023 and $10.3 million in 2022, a net increase in expense of approximately $12.4 million. The increase was driven by $12.1 million higher interest expense due to higher average debt balance as well as higher weighted average effective interest rate experienced in 2023 as compared to 2022, and $0.3 million higher other miscellaneous expenses.
LIQUIDITY AND CAPITAL RESOURCES
The following table is derived from our Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2023	2022
Net cash provided by operating activities	$153,507	$126,132
Net cash used in investing activities	(79,393)	(99,118)
Net cash used in financing activities	(77,111)	(17,343)

We generate strong cash flows from operations and have access to a $600.0 million credit facility, which enables us to fund investments and operating projects that are designed to optimize stockholder return. Cash flows from operations and available capital resources allow us to make strategic acquisitions, repurchase shares of our common stock when accretive to stockholders, meet working capital needs, and service our debt. Generally, we maintain low levels of cash and apply any available cash to pay down our outstanding debt balance. Due to the seasonal nature of the Financial Services practice group’s accounting and tax services in the first four months of the fiscal year, we historically generate much of our cash flows during the last three quarters of the fiscal year.
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
Accounts receivable balances increase in response to the increase in revenue generated by the Financial Services practice group during the first four months of the year. A significant amount of this revenue is billed and collected in subsequent quarters. Days sales outstanding (“DSO”) represent accounts receivable and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve months' daily revenue. DSO was 78 days as of December 31, 2023 and 74 days as of December 31, 2022. We provide DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of our ability to collect on receivables in a timely manner.
Cash Provided by Operating Activities
2023 compared to 2022 - Cash provided by operating activities was $153.5 million during 2023, consisting of net income of $121.0 million and certain non-cash items, such as depreciation and amortization expense of $36.3 million, share-based compensation expense of $12.3 million, deferred income tax of $11.3 million, bad debt expense of $1.6 million, and adjustment to the fair value of contingent purchase consideration of $2.7 million, offset by $29.0 million use of cash from working capital management.
Cash provided by operating activities was $126.1 million during 2022, consisting of net income of $105.4 million and certain non-cash items, such as depreciation and amortization expense of $32.9 million, share-based compensation expense of $14.7 million, deferred income tax of $13.9 million, bad debt expense of $1.2 million, adjustment to the fair value of contingent purchase consideration of $2.4 million, as well as $42.0 million of cash generated from working capital management.
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
2023 - Net cash used in investing activities in 2023 consisted primarily of $53.1 million cash paid for business acquisitions, $23.1 million in capital expenditures, and $10.3 million payments of working capital adjustments related to previously completed acquisitions, partially offset by $4.3 million net proceeds received from the sale of client funds investments, and $3.0 million proceeds received from the sale of certain assets.
2022 - Net cash used in investing activities in 2022 consisted of $79.1 million related to business acquisitions, $8.6 million in capital expenditures, $7.4 million net purchase of client funds, and $7.0 million payments of working capital adjustments related to previously completed acquisitions, offset by $3.0 million proceeds received from the sale of a book of business in the Benefit and Insurance practice group.
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
2023 - Net cash used in financing activities in 2023 consisted of $73.8 million of share repurchases, $45.2 million of contingent consideration payments for prior acquisitions, and a net decrease of $13.6 million in client fund obligations, partially offset by $8.8 million in proceeds from the exercise of stock options and $46.7 million net proceeds from borrowings under our 2022 credit facility.
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
CAPITAL RESOURCES
The following table presents our capital structure (in thousands):

	December 31,
	2023	2022
Bank debt	$312,400	$265,700
Stockholders' equity	791,618	713,452
Total capital	$1,104,018	$979,152
Credit Facility - Our primary financing arrangement is the $600.0 million unsecured credit facility, by and among CBIZ Operations, Inc., CBIZ, Inc. and Bank of America, N.A., as administrative agent and bank, and other participating banks, which provides us with the capital necessary to meet our working capital needs as well as the flexibility to continue with our strategic initiatives, including business acquisitions and share repurchases, and matures in 2027. At December 31, 2023, we had $312.4 million outstanding under the credit facility, as well as letters of credit and license bonds totaling $5.8 million. Available funds under the credit facility, based on the terms of the commitment, were approximately $272.0 million at December 31, 2023. The weighted average interest rate under the credit facility was 5.23% in 2023 and 2.67% in 2022. The credit facility allows for the allocation of funds for future strategic initiatives, including acquisitions and the repurchase of our common stock, subject to the terms and conditions of the credit facility.
Debt Covenant Compliance - We are required to meet certain financial covenants with respect to (i) total leverage ratio and (ii) interest coverage ratio. We were in compliance with our covenants as of December 31, 2023. Our ability to service our debt and to fund future strategic initiatives will depend upon our ability to generate cash in the future. For further discussion regarding the 2022 credit facility, refer to Note 9, Debt and Financing Arrangements, to the accompanying consolidated financial statements.
Use of Capital - Our first priority for the use of capital is to make strategic acquisitions. We completed five business acquisitions in 2023. Refer to Note 18, Business Combinations, to the accompanying consolidated financial statements for further discussion on acquisitions. We also have the financing flexibility and the capacity to actively repurchase shares of our common stock in the open market. We believe that repurchasing shares of our common stock is a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our stockholders. We repurchased 1.3 million shares of our common stock in the open market at a total cost of approximately $65.1 million in 2023 and 2.8 million shares at a total cost of approximately $122.8 million in 2022. Refer to Note 13, Common Stock, to the accompanying consolidated financial statements for further discussion on the Share Repurchase Program.
Cash Requirements - Cash requirements for 2024 and beyond will generally include acquisitions, interest payments on debt, seasonal working capital requirements, contingent earnout payments for previous acquisitions, share repurchases, income tax payments, and capital expenditures. We believe that cash provided by operations, as well as available funds under the 2022 credit facility will be sufficient to meet cash requirements for the next 12 months and beyond.

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
We provide letters of credit for insurance needs as well as to landlords (lessors) of our leased premises in lieu of cash security deposits. Letters of credit totaled $3.5 million and $5.0 million at December 31, 2023 and 2022, respectively. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.3 million at December 31, 2023 and 2022.
We have various agreements under which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by us under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2023, we were not aware of any obligations arising under indemnification agreements that would require material payments.
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
As of December 31, 2023, the notional value of all of our interest rate swaps was $150.0 million, with maturity dates ranging from April, 2025 to October, 2028. For further details on our interest rate swaps, refer to Note 6, Financial Instruments, to the accompanying consolidated financial statements.
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
Goodwill and Other Intangible Assets - Goodwill represents the difference between the purchase price of the acquired business and the related fair value of the net assets acquired. A significant portion of our assets in the accompanying Consolidated Balance Sheets is goodwill. At December 31, 2023, the carrying value of goodwill totaled $865.2 million, compared to total assets of $2.0 billion and total stockholders’ equity of $791.6 million. Intangible assets consist of identifiable intangibles other than goodwill. Identifiable intangible assets other than goodwill include client lists and non-compete agreements, which require significant judgments in determining the fair value. We carry client lists and non-compete agreements at cost, less accumulated amortization, in the accompanying Consolidated Balance Sheets.
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
The goodwill impairment test is performed at a reporting unit level. A reporting unit is an operating segment of a business or one level below an operating segment. At December 31, 2023, we had five reporting units. We may use either a qualitative or quantitative approach when testing a reporting unit’s goodwill for impairment. Under the qualitative assessment, we are not required to calculate the fair value of a reporting unit unless we determine that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured. Any such impairment charge would reduce earnings and could be material.
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
As of December 31, 2023 we have the following interest rate swaps outstanding (in thousands):

	December 31, 2023
	Notional Amount	Fixed Rate	Expiration
Interest rate swap	$50,000	0.834%	4/14/2025
Interest rate swap	$30,000	1.186%	12/14/2026
Interest rate swap	$20,000	2.450%	8/14/2027
Interest rate swap	$25,000	3.669%	4/14/2028
Interest rate swap	$25,000	4.488%	10/14/2028
Refer to Note 6, Financial Instruments, to the accompanying consolidated financial statements for further discussion regarding interest rate swaps.
Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which we could borrow funds under the 2022 credit facility. Our balance outstanding under the 2022 credit facility at December 31, 2023 was $312.4 million, of which $162.4 million is subject to rate risk. If market rates were to increase or decrease 100 basis points from the levels at December 31, 2023, interest expense would increase or decrease approximately $1.6 million annually.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The Financial Statements, together with the notes thereto and the report of KPMG LLP dated February 23, 2024 thereon, and the Supplementary Data required hereunder, are included in this Annual Report as set forth in Item 15(a) hereof and are incorporated herein by reference.
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
Conclusions - Based upon the Controls Evaluation, our CEO and CFO have concluded that as of the end of the period covered by this report, our Disclosure Controls are effective at the reasonable assurance level described above. There were no changes in our Internal Controls that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.
Management’s Report on Internal Control Over Financial Reporting - Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision of management, including our CEO and CFO, we conducted an evaluation of our internal control over financial reporting based on the framework provided in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.
Management has excluded from the scope of its assessment of the effectiveness of internal control over financial reporting as of December 31, 2023 the operations and related assets of the following acquisitions completed In 2023:

Acquisitions	Date of Acquisition
Danenhauer and Danenhauer, Inc.	January 1, 2023
Somerset CPAs and Advisors	February 1, 2023
Pivot Point Security	June 1, 2023
Ickovic and Co. PC	June 1, 2023
American Pension Advisors, Ltd.	July 1, 2023
The aggregated total assets and revenue from the above acquisitions were $46.3 million and $64.9 million, respectively, which represent approximately 2.3% and 4.1% of our respective consolidated total assets and total revenue as of and for the year ended December 31, 2023, respectively.
Our independent auditor, KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting which appears in Item 8 of this Annual Report.
ITEM 9B. OTHER INFORMATION.
During the quarter period ended December 31, 2023, none of the Company's directors or officers adopted or terminated a "Rule 10B5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408 of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information with respect to this item not included below is incorporated by reference from our Definitive Proxy Statement for the 2024 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of CBIZ’s fiscal year.
We have adopted a Code of Professional Conduct and Ethics Guide that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Professional Conduct and Ethics Guide is available on the investor information page of our website, located at https://www.cbiz.com, and in print to any stockholder who requests them. Any waiver or amendment to the code will be posted on our website.
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

Name	Age	Position(s)
Executive Officers and Directors:
Rick L. Burdick (2)(3)	72	Chairman
Jerome P. Grisko, Jr.	62	President & Chief Executive Officer, Director
Michael H. DeGroote (2)	63	Director
Gina D. France (1)(2)	65	Director
Todd J. Slotkin (1)(3)	70	Director
A. Haag Sherman (1)	58	Director
Richard T. Marabito (1)	60	Director
Benaree Pratt Wiley (2)(3)	77	Director
Rodney A. Young	68	Director
Ware H. Grove	73	Senior Vice President and Chief Financial Officer
Chris Spurio	58	President, Financial Services
Michael P. Kouzelos	55	President, Benefits and Insurance Services
Other Key Employees:
Jaileah X. Huddleston	46	Senior Vice President, Chief Legal Officer and Corporate Secretary
John A. Fleischer	62	Senior Vice President and Chief Information Officer
Elizabeth A. Newman	46	Senior Vice President, Chief Administrative Officer and Chief Human Resources Officer

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
Gina D. France was appointed to the CBIZ Board in February, 2015. Ms. France founded France Strategic Partners, LLC, a strategy and transaction advisory firm, and has served as its President and Chief Executive Officer since 2003. Ms. France has over 40 years of experience in strategy, investment banking and corporate finance. Prior to founding France Strategic Partners, Ms. France was a Managing Director with Ernst & Young, LLP and directed the Firm’s Center for Strategic Transactions. Prior to her work with Ernst & Young, Ms. France was a Senior Vice President with Lehman Brothers, Inc. Ms. France serves on the boards of Huntington Bancshares, Inc. and the BNY

Mellon Family of Funds. Ms. France has previously served on the boards of FirstMerit Corporation, Dawn Food Products, Inc., Mack Industries, and Cedar Fair, L.P..
Todd J. Slotkin has served as a Director of CBIZ since September 2003, when he was elected as an independent director. Mr. Slotkin was President & COO of KMP Music LLC, a music publishing firm from 2000 to 2023. He was also a Senior Advisor at Alvarez & Marsal from 2020 to 2021, and between 2014 and 2020 he served as the Global Business Head of Alvarez & Marsal’s Asset Management Services. Mr. Slotkin is also an independent director of the Apollo Closed End Fund Complex (Apollo Floating Rate Fund, Apollo Tactical Income Fund). In 2011, Mr. Slotkin was appointed the Managing Partner of Newton Pointe LLC, an advisory firm, a position he also held during the period of 2007 to 2008. Mr. Slotkin served on the Board of Martha Stewart Living Omnimedia from 2008 to 2012, and was head of its Audit Committee and Special Committee. Between 2008 and 2010, Mr. Slotkin was a Senior Managing Director of Irving Place Capital. From 2006 to 2007 Mr. Slotkin served as a Managing Director of Natixis Capital Markets. From 1992 to 2006, Mr. Slotkin served as a SVP (1992-1998) and EVP and Chief Financial Officer (1998-2006) of MacAndrews & Forbes Holdings Inc. Additionally, he was the Executive Vice President and Chief Financial Officer of publicly owned M&F Worldwide (1998-2006). Prior to 1992, Mr. Slotkin spent 17 years with Citigroup, ultimately serving as Senior Managing Director and Senior Credit Officer. He was the Global Head of Citigroup’s Leveraged Capital Group. Mr. Slotkin is a co-founder of the Food Allergy Research & Education, Inc., formerly known as the Food Allergy Initiative.
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
Richard T. Marabito has served as a Director of CBIZ since August 2021, when he was appointed as an independent director. Mr. Marabito is Chief Executive Officer of Olympic Steel, a national metals service center headquartered in Cleveland, Ohio that focuses on the direct sale of processed carbon, coated and stainless flat-rolled sheet, coil and plate steel, aluminum, tin plate, and metal-intensive branded products. Mr. Marabito became CEO in 2019 after serving as the Chief Financial Officer. He joined the company in 1994 as Corporate Controller. He is also a director and the past Chairman of the Metal Services Center Institute (MSCI) and has also served on the Board of Trustees for the University of Mount Union since 2021. He served on the Board of Directors and as Audit Committee Chairman for Hawk Corporation from 2008 until the company’s sale in November 2010. Mr. Marabito has served on numerous non-profit boards over the course of his career including as a Trustee of Hawken School and Chair of the Northeast Ohio Regional Board for the Make-A-Wish Foundation.
Benaree Pratt Wiley has served as a Director of CBIZ since May 2008, when she was elected as an independent director. Ms. Wiley is a Principal of The Wiley Group, a firm specializing in personnel strategy, talent management, and leadership development primarily for global insurance and consulting firms. Ms. Wiley served as the President and Chief Executive Officer of The Partnership, Inc., a talent management organization for multicultural professionals in the greater Boston region for fifteen years before retiring in 2005. Ms. Wiley is currently a director on the boards of the BNY Mellon Family of Funds and Blue Cross and Blue Shield of Massachusetts. Her civic activities include serving on the boards of the Efficacy Institute, Howard University, Dress for Success Boston, Partners Continuing Care and Spaulding Hospital.
Rodney A. Young has served as a Director since February 2023, when he was appointed as an independent director. Mr. Young is the Chief Executive Officer of Delta Dental of Minnesota, one of the nation's largest oral health insurance companies. Mr. Young has held this role since 2012. Prior to joining Delta Dental of Minnesota, Mr. Young was the Chief Executive Officer and President of Angeion Corporation (now MGC Diagnostics Corporation), a public medical technology cardio-pulmonary diagnostic and consumer health management company. Mr. Young also previously held the Chair for the Board of Directors, Director, Chief Executive Officer and President roles for LecTec Corporation, a public disposable medical products and over-the-counter pharmaceuticals company. Mr. Young currently serves as a Board Director and the Diversity, Equity and Inclusion Committee Chair of the Minnesota Business Partnership. Mr. Young received The Sanneh Foundation's Business Honoree Award in 2019 in recognition of his business leadership and community impact.
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
Other Key Employees:
Jaileah X. Huddleston joined CBIZ in December 2023 as Senior Vice President, Chief Legal Officer and Corporate Secretary. Prior to joining CBIZ, Ms. Huddleston held various legal roles of increasing responsibility at Brown-Forman Corporation, a leading global spirits company based in Louisville, Kentucky, including Vice President – Associate General Counsel, Regional, Securities and Governance and Corporate Secretary from October 2022 to November 2023; Vice President, Associate General Counsel and Corporate Secretary from September 2020 to October 2022; Vice President, Assistant General Counsel and Assistant Secretary from March 2019 to September 2020; and Managing Attorney and Assistant Secretary from July 2018 to March 2019. Prior to joining Brown-Forman Corporation, Ms. Huddleston served as Assistant Secretary and Corporate Counsel, Securities and Finance at Evergy, Inc., a publicly traded energy company based in Kansas City, Missouri, from 2010 to 2018. Ms. Huddleston earned a bachelor’s degree in English from the University of Michigan, a juris doctor from Vanderbilt University School of Law, and a Master of Business Administration from the University of Missouri – Kansas City.
John A. Fleischer has served as Senior Vice President and Chief Information Officer of CBIZ since August 2014. Prior to joining CBIZ, Mr. Fleischer held CIO roles at TTT Holdings (a Talisman Capital Partners company), Ferro Corporation, The Goodyear Tire & Rubber Company, and T-Systems.  Prior to these roles, he held senior IT roles at Volkswagen and Federal-Mogul Corporation.  While at T-Systems, Mr. Fleischer also ran the U.S. consulting practice, which provided IT services to clients in a variety of industries.  He began his career as a commissioned officer in the United States Army and served twelve years on active duty in numerous roles, which included directing large-scale systems development and integration projects in communications and computing.  He is a Distinguished Military Graduate of Princeton University and received his Master of Business Administration degree from The Ohio State University. Mr. Fleischer serves on the Board of Trustees of the Lakeside Chautauqua Association.
Elizabeth A. Newman was appointed Senior Vice President, Chief Administrative Officer (CAO) and Chief Human Resources Officer (CHRO) in December 2022 after joining CBIZ in 2019 as Chief of Staff. Prior to CBIZ, Ms.

Newman was a non-profit executive leading a large, regional organization in Northeast Ohio. Ms. Newman’s career has spanned the private, public and non-profit sectors including professional services experience with KPMG LLP which she joined through an acquisition. Ms. Newman received a Master of Business Administration degree from The Ohio State University in 2011.
ITEM 11. EXECUTIVE COMPENSATION.
Information with respect to this item is incorporated by reference from our Definitive Proxy Statement for the 2024 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of our fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information with respect to this item is incorporated by reference from our Definitive Proxy Statement for the 2024 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of our fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information with respect to this item is incorporated by reference from our Definitive Proxy Statement for the 2024 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Our independent registered public accounting firm is KPMG LLP, Cleveland, OH, Auditor Firm ID:185.
Information with respect to this item is incorporated by reference from our Definitive Proxy Statement for the 2024 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of our fiscal year.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
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

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company, dated August 7, 2000 (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-8, File No. 333-197284, dated May 24, 2019, and incorporated herein by reference).
3.2	Certificate of Amendment of the Certificate of Incorporation of the Company, effective August 1, 2005 (filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 000-25890, dated March 16, 2006, and incorporated herein by reference).
3.3	Amended and Restated Bylaws of the Company, dated July 31, 2000 (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-8, File No. 333-197284, dated May 24, 2019, and incorporated herein by reference).
3.4	Amendment to Amended and Restated Bylaws of the Company dated November 1, 2007 (filed as Exhibit 3.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated November 1, 2007, and incorporated herein by reference).

4.1	Form of Stock Certificate of Common Stock of the Company (filed as Exhibit 4.1 to the Company’s Annual Report Form 10-K for the year ended December 31, 1998, File No. 000-25890, dated March 4, 1999, and incorporated herein by reference).
4.2 †	Employee Stock Investment Plan (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8, File No. 000-333-62148, dated June 1, 2001, and incorporated herein by reference).
4.3*	Description of the Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1 †	2002 Stock Incentive Plan (filed as Appendix A to the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders, File No. 000-25890, dated April 1, 2002, and incorporated herein by reference).
10.2 †	CBIZ, Inc. 2002 Amended and Restated Stock Incentive Plan (Amended and Restated as of May 12, 2011), (filed as Exhibit 10.1 to the Company’s Report on Form 10-Q, File No. 001-32961, dated August 9, 2011, and incorporated herein by reference).
10.3 †	2014 Stock Incentive Plan (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8, File No. 333-197284, dated July 7, 2014, and incorporated herein by reference).
10.4 †	Employment Agreement by and between the Company and Jerome P. Grisko, Jr., dated September 1, 2016 (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated September 8, 2016, and incorporated herein by reference).
10.5 †	Amended and Restated Employment Agreement by and between the Company and Ware H. Grove, dated March 30, 2017 (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated April 4, 2017, and incorporated herein by reference).
10.6	Loan Agreement dated as of August 16, 2018 by and among CBIZ Benefits and Insurance Services, Inc. and The Huntington Bank (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-32961, on November 1, 2018, and incorporated herein by reference).
10.7	Second Amended and Restated Credit Agreement, dated May 4, 2022, by and among CBIZ Operations, Inc., CBIZ, Inc., and Bank of America, N.A., as administrative agent, and the other financial institutions from time to time party thereto (filed as Exhibit 10.1 to the Company's Report on Form 8-K, File No. 001-32961, on May 6, 2022, and incorporated herein by reference).
10.8 †	2019 CBIZ, Inc. Omnibus Incentive Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 333-197284, dated May 24, 2019, and incorporated herein by reference).
10.9 †	Amendment No. 1 to the 2019 CBIZ, Inc. Omnibus Incentive Plan (filed as Exhibit 99.1 to the Company's Report on Form 8-K, File No. 001-32961, dated May 16, 2023, and incorporated herein by reference).
10.10	First Amendment to Loan Agreement, dated August 8, 2019, by and among CBIZ Benefit and Insurance Services, Inc. and the Huntington National Bank (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, File No. 001-32961, on November 1, 2019, and incorporated herein by reference).
10.11	Second Amendment to Loan Agreement, dated August 6, 2020, by and among CBIZ Benefit and Insurance Services, Inc. and the Huntington National Bank (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, File No. 001-32961, on November 1, 2020, and incorporated herein by reference).
10.12
Third Amendment to Loan Agreement, dated August 5, 2021, by and among CBIZ Benefit and Insurance Services, Inc. and the Huntington National Bank (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-32961, on October 29, 2021, and incorporated herein by reference).

10.13
Fourth Amendment to Loan Agreement, dated August 1, 2022, by and among CBIZ Benefit and Insurance Services, Inc. and the Huntington National Bank (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, File No. 001-32961, dated February 24, 2023, and incorporated herein by reference).

10.14
Fifth Amendment to Loan Agreement, dated August 3, 2023, by and among CBIZ Benefit and Insurance Services, Inc. and the Huntington National Bank (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-32961, on October 26, 2023, and incorporated herein by reference).

10.15	Purchase Agreement, dated January 6, 2022, among CBIZ, Inc., CBIZ Acquisition 42, LLC, Marks Paneth LLP and all of the individuals who are equity partners of Marks Paneth (filed as Exhibit 2.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated January 10, 2022, and incorporated herein by reference).
10.16* †	Form of CBIZ Restricted Share Unit Agreement
10.17* †	Form of CBIZ Performance Share Agreement
21.1*	List of Subsidiaries of CBIZ, Inc.
23.1*	Consent of KPMG LLP
24*	Powers of attorney (included on the signature page hereto).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1 † *	CBIZ, Inc. Compensation Recoupment Policy
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments)*
______________________________________________________
*    Indicates documents filed herewith.
**    Indicates documents furnished herewith.
†    Management contract or compensatory plan contract or arrangement filed pursuant to Item 601 of Regulation S-K.
ITEM 16. FORM 10-K SUMMARY.
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBIZ, INC.
(REGISTRANT)

By	/s/ WARE H. GROVE
Ware H. Grove
Chief Financial Officer
February 23, 2024
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

Signature	Title	Date

/s/ JEROME P. GRISKO, JR.	President & Chief Executive Officer, Director (Principal Executive Officer)	February 23, 2024
Jerome P. Grisko, Jr.

/s/ WARE H. GROVE	Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2024
Ware H. Grove

/s/ RICK L. BURDICK	Chairman	February 23, 2024
Rick L. Burdick

/s/ MICHAEL H. DE GROOTE	Director	February 23, 2024
Michael H. DeGroote

/s/ GINA D. FRANCE	Director	February 23, 2024
Gina D. France

/s/ TODD J. SLOTKIN	Director	February 23, 2024
Todd J. Slotkin

/s/ A. HAAG SHERMAN	Director	February 23, 2024
A.Haag Sherman

/s/ RICHARD T. MARABITO	Director	February 23, 2024
Richard T. Marabito

/s/ BENAREE PRATT WILEY	Director	February 23, 2024
Benaree Pratt Wiley

/s/ RODNEY A. YOUNG	Director	February 23, 2024
Rodney A. Young

CBIZ, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
CBIZ, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of CBIZ, Inc. and subsidiaries (the Company) as of December 31, 2023 and December 31, 2022, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired Danenhauer and Danenhauer, Inc., Somerset CPAs and Advisors, Pivot Point Security, Ickovic and Co. PC and American Pension Advisors, Ltd. during 2023, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, Danenhauer and Danenhauer, Inc., Somerset CPAs and Advisors, Pivot Point Security, Ickovic and Co. PC and American Pension Advisors, Ltd.’s internal control over financial reporting associated with total assets of $46.3 million and total revenues of $64.9 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2023. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Danenhauer and Danenhauer, Inc., Somerset CPAs and Advisors, Pivot Point Security, Ickovic and Co. PC and American Pension Advisors, Ltd.
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
Estimation of losses on certain trade accounts receivable
As discussed in Note 1 to the consolidated financial statements, the Company maintains an allowance for doubtful accounts for estimated losses on trade accounts receivable. As of December 31, 2023, the allowance for doubtful accounts was $25.6 million, a portion of which related to the Financial Services practice group. The allowance for doubtful accounts is recorded based on the Company’s historical experience, client credit-worthiness, age of receivables, and economic trends and conditions.
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
The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to develop the assumptions used to estimate losses related to trade accounts receivable. On a total and per unit basis, we calculated certain key performance indicators using the allowance for doubtful accounts and compared them to our established expectations based on the Company’s historical experience. For any results which were outside the established expectations, we performed the following additional procedures to evaluate the reasonableness of the allowance for doubtful accounts determined by the Company:
•we inquired of relevant Company personnel
•we evaluated the Company’s cash collections, historical trends, and age of receivables
•we evaluated industry, economic, and other external factors as applicable
•we inspected relevant underlying documents, including contractual documents with clients.
/s/ KPMG LLP
We have served as the Company’s auditor since 1996.
Cleveland, Ohio
February 23, 2024

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2023 AND 2022
(In thousands, except per share data)

	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$8,090	$4,697
Restricted cash	30,362	28,487
Accounts receivable, net	380,152	334,498
Other current assets	34,895	29,431
Current assets before funds held for clients	453,499	397,113
Funds held for clients	159,186	171,313
Total current assets	612,685	568,426
Non-current assets:
Property and equipment, net	57,012	45,184
Goodwill and other intangible assets, net	1,008,604	951,702
Assets of deferred compensation plan	143,499	118,862
Right-of-use asset	211,024	184,043
Other non-current assets	10,768	10,907
Total non-current assets	1,430,907	1,310,698
Total assets	$2,043,592	$1,879,124
LIABILITIES
Current liabilities:
Accounts payable	$82,831	$80,725
Income taxes payable	2,097	1,607
Accrued personnel costs	133,593	130,456
Contingent purchase price liability	66,287	63,262
Lease liability	36,283	36,358
Other current liabilities	30,937	26,532
Current liabilities before client fund obligations	352,028	338,940
Client fund obligations	159,893	173,467
Total current liabilities	511,921	512,407
Non-current liabilities:
Bank debt	312,400	265,700
Debt issuance costs	(1,574)	(2,046)
Total long-term debt	310,826	263,654
Income taxes payable	1,984	2,211
Deferred income taxes, net	29,287	24,763
Deferred compensation plan obligations	143,499	118,862
Contingent purchase price liability	48,659	68,748
Lease liability	203,905	174,454
Other non-current liabilities	1,893	573
Total non-current liabilities	740,053	653,265
Total liabilities	1,251,974	1,165,672
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; shares authorized 250,000; shares issued 137,387 and 136,295; shares outstanding 49,814 and 50,180	1,374	1,363
Additional paid-in capital	832,475	799,147
Retained earnings	855,084	734,116
Treasury stock, 87,573 and 86,115 shares	(899,093)	(824,778)
Accumulated other comprehensive income	1,778	3,604
Total stockholders’ equity	791,618	713,452
Total liabilities and stockholders’ equity	$2,043,592	$1,879,124
See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(In thousands, except per share data)

	2023	2022	2021
Revenue	$1,591,194	$1,411,979	$1,104,925
Operating expenses	1,367,990	1,188,612	945,635
Gross margin	223,204	223,367	159,290
Corporate general and administrative expenses	57,965	55,023	56,150
Legal settlement, net	—	—	30,468
Operating income	165,239	168,344	72,672
Other income (expense):
Interest expense	(20,131)	(8,039)	(3,868)
Gain on sale of operations, net	176	413	5,995
Other income (expense), net	21,019	(19,243)	18,217
Total other income (expense), net	1,064	(26,869)	20,344
Income before income tax expense	166,303	141,475	93,016
Income tax expense	45,335	36,121	22,129
Net income	120,968	105,354	70,887
Earnings per share:
Basic	$2.42	$2.05	$1.35
Diluted	$2.39	$2.01	$1.32
Basic weighted average common shares outstanding	49,989	51,502	52,637
Diluted weighted average common shares outstanding	50,557	52,388	53,723
Comprehensive income:
Net income	$120,968	$105,354	$70,887
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities, net of income tax expense (benefit) of $403, $(520) and $(179)	1,013	(1,391)	(478)
Net unrealized (loss) gain on interest rate swaps, net of income tax (benefit) expense of $(952), $1,965 and $577	(2,821)	5,986	1,799
Foreign currency translation	(18)	(24)	(19)
Total other comprehensive (loss) income	(1,826)	4,571	1,302
Total comprehensive income	$119,142	$109,925	$72,189
See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(In thousands)

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Totals
December 31, 2020	134,144	80,045	$1,341	$740,970	$557,875	$(595,297)	$(2,269)	$702,620
Net income	—	—	—	—	70,887	—	—	70,887
Other comprehensive income	—	—	—	—	—	—	1,302	1,302
Share repurchases	—	3,012	—	—	—	(96,382)	—	(96,382)
Indirect repurchase of shares for minimum tax withholding	—	92	—	—	—	(3,037)	—	(3,037)
Restricted stock units and awards	80	—	1	(1)	—	—	—	—
Stock options exercised	647	—	7	7,304	—	—	—	7,311
Share-based compensation	—	—	—	11,407	—	—	—	11,407
Business acquisitions	316	—	3	10,437	—	—	—	10,440
December 31, 2021	135,187	83,149	1,352	770,117	628,762	(694,716)	(967)	704,548
Net income	—	—	—	—	105,354	—	—	105,354
Other comprehensive income	—	—	—	—	—	—	4,571	4,571
Share repurchases	—	2,778	—	—	—	(122,773)	—	(122,773)
Indirect repurchase of shares for minimum tax withholding	—	188	—	—	—	(7,289)	—	(7,289)
Restricted stock units and awards	120	—	1	(1)	—	—	—	—
Performance share units	211	—	2	(2)	—	—	—	—
Stock options exercised	670	—	7	10,028	—	—	—	10,035
Share-based compensation	—	—	—	14,689	—	—	—	14,689
Business acquisitions	107	—	1	4,316	—	—	—	4,317
December 31, 2022	136,295	86,115	1,363	799,147	734,116	(824,778)	3,604	713,452
Net income	—	—	—	—	120,968	—	—	120,968
Other comprehensive loss	—	—	—	—	—	—	(1,826)	(1,826)
Share repurchases	—	1,285	—	—	—	(65,142)	—	(65,142)
Indirect repurchase of shares for minimum tax withholding	—	173	—	—	—	(8,448)	—	(8,448)
Restricted stock units and awards	153	—	2	(2)	—	—	—	—
Performance share units	244		2	(2)				—
Stock options exercised	453	—	5	8,759	—	—	—	8,764
Share-based compensation	—	—	—	12,286	—	—	—	12,286
Business acquisitions	242	—	2	11,733	—	—	—	11,735
Excise tax on share repurchases	—	—	—	554	—	(725)		(171)
December 31, 2023	137,387	87,573	$1,374	$832,475	$855,084	$(899,093)	$1,778	$791,618
See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(In thousands)

	2023	2022	2021
Cash flows from operating activities:
Net income	$120,968	$105,354	$70,887
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of operations, net of tax	(176)	(413)	(5,995)
Depreciation and amortization expense	36,269	32,895	27,078
Bad debt expense, net of recoveries	1,551	1,173	3,054
Adjustment to contingent earnout liability, net	2,743	2,435	2,367
Deferred income taxes	11,273	13,877	9,234
Stock-based compensation expense	12,286	14,689	11,407
Other, net	(2,365)	(1,835)	(150)
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(36,093)	(61,106)	(17,040)
Other assets	(6,626)	(11,855)	3,474
Accounts payable	2,210	14,363	3,312
Income taxes payable	(5,918)	(5,578)	(4,108)
Accrued personnel costs	2,711	24,009	24,525
Other liabilities	14,674	(1,876)	3,109
Net cash provided by operating activities	153,507	126,132	131,154
Cash flows from investing activities:
Business acquisitions and purchases of client lists, net of cash acquired	(53,110)	(79,141)	(66,734)
Purchases of client fund investments	(14,122)	(19,771)	(26,980)
Proceeds from the sales and maturities of client fund investments	18,465	12,400	14,877
Proceeds from sales of assets and divested operations	3,059	3,022	9,710
Additions to property and equipment	(23,052)	(8,641)	(8,984)
Other, net	(10,633)	(6,987)	(3,899)
Net cash used in investing activities	(79,393)	(99,118)	(82,010)
Cash flows from financing activities:
Proceeds from bank debt	1,224,000	824,900	852,100
Payment of bank debt	(1,177,300)	(714,500)	(804,800)
Payment for acquisition of treasury stock	(65,378)	(122,538)	(97,450)
Indirect repurchase of shares for minimum tax withholding	(8,448)	(7,289)	(3,037)
Changes in client funds obligations	(13,574)	15,352	(8,874)
Payment of contingent consideration of acquisitions and client lists	(45,175)	(21,231)	(14,084)
Proceeds from exercise of stock options	8,764	10,035	7,311
Other, net	—	(2,072)	(171)
Net cash used in financing activities	(77,111)	(17,343)	(69,005)
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,997)	9,671	(19,861)
Cash, cash equivalents and restricted cash at beginning of year	160,145	150,474	170,335
Cash, cash equivalents and restricted cash at end of year	$157,148	$160,145	$150,474

Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$8,090	$4,697	$1,997
Restricted cash	30,362	28,487	30,383
Cash equivalents included in funds held for clients	118,696	126,961	118,094
Cash, cash equivalents and restricted cash at end of year	$157,148	$160,145	$150,474

Supplemental disclosures of cash flow information:
Cash paid for interest	$19,127	$7,421	$3,350
Cash paid for income taxes, net of income tax refunds	$39,976	$27,815	$16,998
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
Effective April 1, 2023, CBIZ, Inc. formed Rockside Insurance Company, Inc. ("Rockside"), a captive insurance company licensed in Vermont. Rockside, wholly owned by CBIZ, Inc., provides insurance coverages for a portion of the retention deductibles from CBIZ, Inc.'s certain insurance programs with third party insurers.
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
Fees earned by us under the ASAs are recorded at net realizable value as a component of “Revenue” in the accompanying Consolidated Statements of Comprehensive Income and were approximately $259.6 million, $235.4 million and $174.8 million for the years ended December 31, 2023, 2022 and 2021, respectively, the majority of which was related to services rendered to privately-held clients. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to us is typically reduced on a proportional basis. Although the ASAs do not constitute control, we are one of the beneficiaries of the agreements and may bear certain economic risks. Refer to Note 17, Related Parties, for further discussion regarding the ASAs.

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
Operating Leases - We determine if a contract is a lease at inception. We have leases for office space and facilities, automobiles, and certain information technology equipment. Certain of these leases include options to extend the

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
lease and some include options to terminate the lease early. As an accounting policy election, we elected not to apply the recognition requirements to short term leases (a lease at commencement date that has a lease term of 12 months or less and does not contain a purchase option that we are reasonably certain to exercise). The ROU assets and lease liabilities are recognized as of the commencement date based on the present value of the lease payments over the lease term. The discount rate utilized for the measurement purpose is based on our secured fixed rate to borrow over a comparable term for the lease because the rate implicit in the lease is not determinable. The lease term may include the options to extend or terminate the lease when it is reasonably certain that we will exercise the applicable option. Related rent expense under such leases is recognized evenly throughout the term of the lease when the total lease commitment is a known amount, and recorded on an as incurred basis when future rent payment increases under the obligation are unknown due to rent escalations being tied to factors that are not currently measurable (such as increases in the consumer price index). Differences between rent expense recognized and the cash payments required under these leases are recorded as a component of “Lease liability” in the current and non-current liabilities sections of the accompanying Consolidated Balance Sheets. We may receive incentives to lease office facilities in certain areas. Such incentives are recorded as a change in lease payments and may require us to remeasure the lease liability to reflect the change in lease payments.
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
Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable, less allowances for doubtful accounts, reflects the net realizable value of receivables and approximates fair value. Unbilled revenues are recorded at estimated net realizable value. Assessing the collectability of receivables (billed and unbilled) requires management judgment based on a combination of factors. When evaluating the adequacy of the allowance for doubtful accounts and the overall probability of collecting on receivables, we analyze historical experience, client credit-worthiness, the age of the trade receivable balances, current economic conditions that may affect a client’s ability to pay and current and projected economic trends and conditions at the balance sheet date. At December 31, 2023 and 2022, the allowance for doubtful accounts was $25.6 million and $20.8 million, respectively, in the accompanying Consolidated Balance Sheets.
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
Goodwill and Other Intangible Assets - Goodwill represents the excess of the purchase price of the acquired businesses and the related fair value of the net assets acquired. At December 31, 2023, the carrying value of goodwill totaled $865.2 million, compared to total assets of $2.0 billion and total stockholders’ equity of $791.6 million. Intangible assets consist of identifiable intangibles other than goodwill. Identifiable intangible assets other than goodwill include client lists and non-compete agreements which require significant judgments in determining the fair value. We carry client lists and non-compete agreements at cost, less accumulated amortization, in the accompanying Consolidated Balance Sheets.
Goodwill is reviewed for impairment annually during the fourth quarter or more frequently in the event of an impairment indicator. We are required to consider whether it is more likely than not (defined as a likelihood of more than 50%) that the fair value of each reporting unit has fallen below its carrying value, thus requiring us to perform an interim goodwill impairment test. Intangible assets with definite lives, such as client lists and non-compete agreements, are amortized using the straight-line method over their estimated useful lives (generally ranging from three to fifteen years). We review these assets for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. Recoverability is assessed based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value determined by a discounted cash flow analysis, market comparable method or a combination thereof as determined to be appropriate in the circumstances.
The goodwill impairment test is performed at a reporting unit level. A reporting unit is an operating segment of a business or one level below an operating segment. At December 31, 2023, we had six reporting units, of which five carry goodwill balances. We may use either a qualitative or quantitative approach when testing a reporting unit’s goodwill for impairment. Under the qualitative assessment, we are not required to calculate the fair value of a reporting unit unless we determine that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured. Any such impairment charge would reduce earnings and could be material.
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
Contingent Purchase Price Liabilities - Contingent purchase price liabilities consisting of cash payments and common stock issuances result from our business acquisitions and are recorded at fair value at the time of acquisition as “Contingent purchase price liability - current” and “Contingent purchase price liability - non-current” in the accompanying Consolidated Balance Sheets. We estimate the fair value of our contingent purchase price liabilities using a probability-weighted discounted cash flow model. We probability weight risk-adjusted estimates of future performance of acquired businesses, then calculate the contingent purchase price based on the estimates and discount them to present value representing management’s best estimate of fair value. The fair value of the contingent purchase price liabilities, which is considered a Level 3 unobservable input, is reassessed on a quarterly basis based on assumptions provided by practice group leaders and business unit controllers together with our corporate finance department. Any change in the fair value estimate, including the revaluation of common stock, is recorded in the earnings of that period. For the years ended December 31, 2023, 2022 and 2021, we recorded other expense of $2.7 million, $2.4 million and $2.4 million, respectively, related to net changes in the fair value of contingent consideration.
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
We utilize derivative instruments to manage interest rate risk associated with our floating-rate debt under the credit facility. Interest rate swap contracts mitigate the risk associated with the underlying hedged item. If the contract is designated as a cash flow hedge, the mark-to-market gains or losses on the swap are deferred and included as a component of accumulated other comprehensive income, net of tax, to the extent effective, and reclassified to interest expense in the same period during which the hedged transaction affects earnings. For further discussion regarding derivative financial instruments, refer to Note 6, Financial Instruments, to the accompanying consolidated financial statements.
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
Accounting Standards Adopted in 2023
In August 2023, the FASB issued ASU No. 2023-04, Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 121, which amended and added various SEC paragraphs in the ASC to reflect the issuance of SEC Staff Bulletin No. 121. We adopted ASU No. 2023-04 upon issuance and the adoption did not have a material impact on our consolidated financial statements and related disclosures.
In July 2023, the FASB issued ASU No. 2023-03, Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock, which amended and added various SEC paragraphs in the ASC to reflect the issuance of SEC Staff Bulletin No. 120. We adopted ASU No. 2023-03 upon issuance and the adoption did not have a material impact on our consolidated financial statements and related disclosures.
Accounting Standards Issued But Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about an entity's effective tax rate reconciliation as well as information on income tax paid. The guidance in this ASU is effective for public companies with annual periods beginning after December 15, 2024. We plan to adopt the guidance for the fiscal year ending December 31, 2025. We are currently evaluating the effect adoption of this ASU will have on our consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosure about significant segment expenses. The guidance in this ASU is effective for public companies with annual periods beginning after December 15, 2023, and interim periods within the annual period beginning after December 15, 2024. We plan to adopt the guidance for the fiscal year ending December 31, 2024. We are currently evaluating the effect adoption of this ASU will have on our consolidated financial statements.
NOTE 2. REVENUE
The following tables disaggregate our revenue by source (in thousands):

	For the Year Ended December 31, 2023
	Financial Services	Benefits and Insurance Services	National Practices	Consolidated
Accounting, tax, advisory and consulting	$1,160,686	$—	$—	$1,160,686
Core Benefits and Insurance Services	—	365,848	—	365,848
Non-core Benefits and Insurance Services	—	16,757	—	16,757
Managed networking, hardware services	—	—	36,984	36,984
National Practices consulting	—	—	10,919	10,919
Total revenue	$1,160,686	$382,605	$47,903	$1,591,194

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	For the Year Ended December 31, 2022
	Financial Services	Benefits and Insurance Services	National Practices	Consolidated
Accounting, tax, advisory and consulting	$1,010,068	$—	$—	$1,010,068
Core Benefits and Insurance Services	—	342,063	—	342,063
Non-core Benefits and Insurance Services	—	15,944	—	15,944
Managed networking, hardware services	—	—	33,503	33,503
National Practices consulting	—	—	10,401	10,401
Total revenue	$1,010,068	$358,007	$43,904	$1,411,979

	For the Year Ended December 31, 2021
	Financial Services	Benefits and Insurance Services	National Practices	Consolidated
Accounting, tax, advisory and consulting	$734,026	$—	$—	$734,026
Core Benefits and Insurance Services	—	319,684	—	319,684
Non-core Benefits and Insurance Services	—	12,639	—	12,639
Managed networking, hardware services	—	—	28,456	28,456
National Practices consulting	—	—	10,120	10,120
Total revenue	$734,026	$332,323	$38,576	$1,104,925
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
NOTE 3. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net balances at December 31, 2023 and 2022 were as follows (in thousands):

	2023	2022
Trade accounts receivable	$309,640	$267,409
Unbilled revenue, at net realizable value	96,110	87,890
Total accounts receivable	405,750	355,299
Allowance for doubtful accounts	(25,598)	(20,801)
Accounts receivable, net	$380,152	$334,498

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Changes in the allowance for doubtful accounts on accounts receivable are as follows (in thousands):

	2023	2022	2021
Balance at beginning of period	$(20,801)	$(16,158)	$(14,894)
Provision	(13,681)	(13,545)	(9,422)
Charge-offs, net of recoveries	8,884	8,902	8,158
Balance at end of period	$(25,598)	$(20,801)	$(16,158)
NOTE 4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net at December 31, 2023 and 2022 consisted of the following (in thousands):

	2023	2022
Buildings and leasehold improvements	$58,537	$47,300
Furniture and fixtures	36,039	30,369
Capitalized software	34,635	34,735
Equipment	39,398	32,927
Total property and equipment	168,609	145,331
Accumulated depreciation	(111,597)	(100,147)
Property and equipment, net	$57,012	$45,184
Depreciation expense for property and equipment was $12.5 million, $11.2 million and $10.8 million in 2023, 2022 and 2021, respectively.
NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
A summary of changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	Financial Services	Benefits and Insurance Services	National Practices	Total Goodwill
Gross	$470,732	$320,125	$33,873	$824,730
Accumulated impairment	$(44,047)	$(7,733)	$(32,207)	$(83,987)
Net at December 31, 2021	$426,685	$312,392	$1,666	$740,743
Additions	79,147	—	—	79,147
Divestitures and other adjustments	27	—	—	27
Gross	549,906	320,125	33,873	903,904
Accumulated impairment	(44,047)	(7,733)	(32,207)	(83,987)
Net at December 31, 2022	$505,859	$312,392	$1,666	$819,917
Additions	41,322	3,932	—	45,254
Divestitures and other adjustments	9	—	—	9
Gross	591,237	324,057	33,873	949,167
Accumulated impairment	(44,047)	(7,733)	(32,207)	(83,987)
Net at December 31, 2023	$547,190	$316,324	$1,666	$865,180
We review goodwill at the reporting unit level at least annually, as of November 1, for impairment. We had five reporting units at November 1, 2023. No goodwill impairment was recognized as a result of the annual evaluation.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
The components of goodwill and other intangible assets, net at December 31, 2023 and 2022 were as follows (in thousands):

	2023	2022
Goodwill	$865,180	$819,917
Intangibles :
Client lists	338,237	302,822
Other intangibles	11,481	11,463
Total intangibles	349,718	314,285
Total goodwill and other intangibles assets	1,214,898	1,134,202
Accumulated amortization:
Client lists	(196,412)	(173,286)
Other intangibles	(9,882)	(9,214)
Total accumulated amortization	(206,294)	(182,500)
Goodwill and other intangible assets, net	$1,008,604	$951,702
Amortization expense for client lists and other intangible assets was $23.8 million, $21.7 million and $16.3 million in 2023, 2022 and 2021, respectively. The weighted-average useful lives of total intangible assets, client lists and other intangible assets were 7.4 years, 7.4 years and 5.2 years, respectively, as of December 31, 2023. Other intangible assets are amortized over periods ranging from 3 to 15 years. Based on the amount of intangible assets subject to amortization at December 31, 2023, the estimated amortization expense is $22.8 million for 2024, $21.4 million for 2025, $19.4 million for 2026, $18.3 million for 2027, $16.3 million for 2028, and $45.1 million thereafter.
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
Available-For-Sale Debt Securities - Available-for-sale debt securities consist primarily of corporate and municipal bonds. The net par values of these securities total $40.0 million and $44.4 million at December 31, 2023 and 2022, respectively. The bonds have maturity dates or callable dates ranging from January 2024 through December 2025, and are included in “Funds held for clients — current” in the accompanying Consolidated Balance Sheets based on our intent and ability to sell these investments at any time under favorable conditions.
At December 31, 2023 and December 31, 2022, unrealized losses on the securities were not material and have not been recognized as a credit loss because the bonds are investment grade quality and management is not required or does not intend to sell prior to an expected recovery in value. The bond issuers continue to make timely principal and interest payments.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
The following table summarizes our bond activity for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022
Fair value at January 1	$43,485	$38,670
Purchases	14,122	19,771
Redemptions	(3,310)	(5,630)
Maturities	(15,155)	(6,770)
Change in bond premium	(1,099)	(645)
Fair market value adjustment	1,416	(1,911)
Fair value at December 31	$39,459	$43,485
In addition to the available-for-sale securities discussed above, we also held other depository assets in the amount of $1.0 million and $0.9 million at December 31, 2023 and December 31, 2022, respectively. Those depository assets are classified as Level 1 in the fair value hierarchy.
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
We had no fair value hedging instruments at December 31, 2023 or 2022. Our interest rate swaps are designated as cash flow hedges. Accordingly, the interest rate swaps are recorded as either an asset or liability in the accompanying Consolidated Balance Sheets at fair value. The mark-to-market gains or losses on the swaps are deferred and included as a component of accumulated other comprehensive income (“AOCI”), net of tax, to the extent the hedge is determined to be effective, and reclassified to interest expense in the same period during which the hedged transaction affects earnings. The interest rate swaps are assessed for effectiveness and continued qualification for hedge accounting on a quarterly basis. For the years ended December 31, 2023 and 2022, the interest rate swaps were deemed to be effective.
As a result of the 2022 credit facility, CBIZ amended the interest rate swap agreements with respect to the existing swaps. Effective May 16, 2022, the scheduled reset date, the interest rate of the swaps are set to one-month term SOFR to align the swaps to term SOFR in the 2022 credit facility as a result of reference rate reform. No other terms under the swap agreements were amended.
As of December 31, 2023, we have five interest rate swaps outstanding. Under the terms of the interest rate swaps, we pay interest at a fixed rate of interest plus applicable margin as stated in the amended agreements, and receive interest that varies with the one-month term SOFR. The following table summarizes our outstanding interest rate swaps and their classification in the accompanying Consolidated Balance Sheets at December 31, 2023 and 2022 (in thousands). Refer to Note 7, Fair Value Measurements, to the accompanying consolidated financial statements for additional disclosures regarding fair value measurements.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	December 31, 2023
	Notional Amount	Fixed Rate	Expiration	Fair Value	Balance Sheet Location
Interest rate swap	$50,000	0.834%	4/14/2025	$2,282	Other non-current asset
Interest rate swap	$30,000	1.186%	12/14/2026	$2,125	Other non-current asset
Interest rate swap	$20,000	2.450%	8/14/2027	$784	Other non-current asset
Interest rate swap (1)	$25,000	3.669%	4/14/2028	$(129)	Other non-current liability
Interest rate swap (2)	$25,000	4.488%	10/14/2028	$(1,063)	Other non-current liability
(1) Entered into during the first quarter of 2023.
(2) Entered into during the fourth quarter of 2023.

	December 31, 2022
	Notional Amount	Fixed Rate	Expiration	Fair Value	Balance Sheet Location
Interest rate swap (3)	$15,000	2.571%	6/1/2023	$133	Other current asset
Interest rate swap	$50,000	0.834%	4/14/2025	$3,726	Other non-current asset
Interest rate swap	$30,000	1.186%	12/14/2026	$2,871	Other non-current asset
Interest rate swap	$20,000	2.450%	8/14/2027	$1,079	Other non-current asset
(3) Expired during the second quarter of 2023.
During the next twelve months, the amount of the December 31, 2023 AOCI balance that will be reclassified to earnings is expected to be immaterial. The following table summarizes the effects of the interest rate swap on our accompanying Consolidated Statements of Comprehensive Income for the years ended December 31, 2023 and 2022 (in thousands):

	Gain recognized in AOCI, net of tax		Gain reclassified from AOCI into expense
	Twelve Months Ended December 31,		Twelve Months Ended December 31,		Location
	2023	2022	2023	2022
Interest rate swaps	$393	$6,255	$4,285	$357	Interest expense
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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
For the years ended December 31, 2023 and 2022, there were no transfers between the valuation hierarchy Levels 1, 2 and 3. The following table summarizes our assets and (liabilities) at December 31, 2023 and 2022 that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (in thousands):

	Level	December 31, 2023	December 31, 2022
Deferred compensation plan assets	1	143,499	118,862
Available-for-sale debt securities	1	39,459	43,485
Other depository assets	1	1,031	868
Deferred compensation plan liabilities	1	(143,499)	(118,862)
Interest rate swaps, net	2	3,999	7,809
Bank debt	2	(310,826)	(263,654)
Contingent purchase price liabilities	3	(114,946)	(132,010)
Contingent Purchase Price Liabilities - During the years ended December 31, 2023 and 2022, we recorded expense of $2.7 million and expense of $2.4 million, respectively, due to accretion, adjusting for expected results of acquired businesses and the revaluation of stock related to contingent payments. These changes are included in Other income (expense), net in the accompanying Consolidated Statements of Comprehensive Income. Refer to Note 18, Business Combinations, for further discussion of our acquisitions and contingent purchase price liabilities.
The following table summarizes the change in fair value of our contingent purchase price liabilities identified as Level 3 for the years ended December 31, 2023 and 2022 (pre-tax basis, in thousands):

Contingent Purchase Price Liabilities
Beginning balance — December 31, 2021	$(79,139)
Additions from business acquisitions	(74,199)
Settlement of contingent purchase price payable	23,763
Change in fair value of contingency	662
Change in net present value of contingency	(3,097)
Balance — December 31, 2022	$(132,010)
Additions from business acquisitions	(32,142)
Settlement of contingent purchase price payable	51,949
Change in fair value of contingency	62
Change in net present value of contingency	(2,805)
Balance — December 31, 2023	$(114,946)
NOTE 8. INCOME TAXES
For financial reporting purposes, income before income taxes includes the following components (in thousands):

	2023	2022	2021
United States	$165,869	$141,288	$92,823
Foreign (Canada)	434	187	193
Total	$166,303	$141,475	$93,016

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Income tax expense included in the accompanying Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021 was as follows (in thousands):

	2023	2022	2021
Current:
Federal	$29,835	$20,910	$12,369
Foreign	116	50	52
State and local	10,298	7,299	3,397
Total	40,249	28,259	15,818
Deferred:
Federal	3,978	5,667	5,029
State and local	1,108	2,195	1,282
Total	5,086	7,862	6,311
Total income tax expense	45,335	36,121	22,129
The provision for income taxes attributable to income operations differed from the amount obtained by applying the federal statutory income tax rate to income before income taxes, as follows (in thousands, except percentages):

	2023	2022	2021
Tax at U.S. federal statutory rates	$34,924	$29,714	$19,538
State taxes (net of federal benefit)	10,576	9,019	4,498
Reserves for uncertain tax positions	(241)	337	(104)
Share-based compensation	(5,820)	(6,832)	(4,187)
Non-deductible officers' compensation	5,485	2,507	1,267
Other, net	411	1,376	1,117
Provision for income taxes	$45,335	$36,121	$22,129
Effective income tax rate	27.3%	25.5%	23.8%
The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2023 and 2022, were as follows (in thousands):

	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$1,515	$1,473
Allowance for doubtful accounts	4,876	4,682
Employee benefits and compensation	38,137	37,075
Lease costs	7,398	6,871
Other deferred tax assets	1,888	574
Total gross deferred tax assets	53,814	50,675
Less: valuation allowance	(2,721)	(3,156)
Total deferred tax assets, net	51,093	47,519
Deferred tax liabilities:
Goodwill and other intangibles	77,005	68,306
Property and equipment	836	1,185
Other deferred tax liabilities	2,539	2,791
Total gross deferred tax liabilities	80,380	72,282
Deferred income taxes, net	$(29,287)	$(24,763)
We have established valuation allowances for deferred tax assets related to certain employee benefits and compensation and state net operating loss (“NOL”) carryforwards at December 31, 2023 and December 31, 2022.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
The net decrease in the valuation allowance of $0.4 million for the year ended December 31, 2023 related to changes in the valuation allowance for NOLs and certain employee benefits and compensation.
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
We file income tax returns in the United States, Canada, and most state jurisdictions. CBIZ's federal income tax returns for years ending prior to January 1, 2020 are no longer subject to examination. With limited exceptions, our state and local income tax returns and non-U.S. income tax returns are no longer subject to tax authority examinations for years ending prior to January 1, 2019 and January 1, 2018, respectively.
The availability of NOLs and state tax credits are reported as a component of deferred tax assets, net of applicable valuation allowances, in the accompanying Consolidated Balance Sheets. At December 31, 2023, we had state net operating loss carryforwards of $50.8 million and a state tax credit carryforward of $0.1 million. The state net operating loss carryforwards expire on various dates between 2025 and 2044 and the state tax credit carryforward expires in 2028.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2023	2022	2021
Balance at January 1	$2,111	$1,594	$1,536
Additions for tax positions of the current year	178	175	161
Additions for positions of prior years	103	486	400
Settlements of prior year positions	—	—	(374)
Lapse of statutes of limitation	(545)	(144)	(129)
Balance at December 31	$1,847	$2,111	$1,594
Included in the balance of unrecognized tax benefits at December 31, 2023 are $1.1 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. We believe it is reasonably possible that certain of these unrecognized tax benefits could change in the next twelve months. We expect reductions in the liability for unrecognized tax benefits of approximately $0.2 million within the next twelve months due to expiration of statutes of limitation. Given the number of years that are currently subject to examination, we are unable to estimate the range of potential adjustments to the remaining balance of unrecognized tax benefits at this time.
We recognize interest expense and penalties related to unrecognized tax benefits as a component of income tax expense. During 2023, we recorded an immaterial increase in accrued interest, and, as of December 31, 2023, we had recognized a liability for interest expense and penalties of $0.3 million and $0.2 million, respectively, relating to unrecognized tax benefits. During 2022, we recorded an immaterial increase in accrued interest, and, as of December 31, 2022, we had recognized a liability for interest expense and penalties of $0.3 million and $0.2 million, respectively, relating to unrecognized tax benefits.
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
The 2022 credit facility matures on May 4, 2027. The balance outstanding under the 2022 credit facility was $312.4 million and $265.7 million for the year ended December 31, 2023 and 2022, respectively. The combined effective interest rates under the 2018 and 2022 credit facilities, including the impact of interest rate swaps associated with those credit facilities, were as follows:

	2023	2022
Weighted average rates	5.23%	2.67%
Range of effective rates	1.93% - 8.00%	1.08% - 5.44%
We had approximately $272.0 million of available funds under the 2022 credit facility at December 31, 2023, based on the terms of the commitment. Available funds under the credit facility are based on a multiple of earnings before interest, taxes, depreciation and amortization as defined in the credit facility, and are reduced by letters of credit, other indebtedness and outstanding borrowings under the credit facility. Under the 2022 credit facility, loans are charged an interest rate consisting of a base rate or term SOFR rate plus an applicable margin, letters of credit are charged based on the same applicable margin, and a commitment fee is charged on the unused portion of the credit facility.
The 2022 credit facility contains certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens or other encumbrances, making certain payments, investments, or to sell or otherwise dispose of a substantial portion of assets, or to merge or consolidate with an unaffiliated entity. The 2022 credit facility also limits our ability to make dividend payments. Historically, we have not paid cash dividends on our common stock. Our Board of Directors has discretion over the payment and level of dividends on common stock, subject to the limitations of the credit facility and applicable law. The credit facility contains a provision that, in the event of a defined change in control, the credit facility may be terminated. In addition, the 2022 credit facility contains financial covenants that require us to meet certain requirements with respect to (i) a total leverage ratio and (ii) minimum interest charge coverage ratio which may limit our ability to borrow up to the total commitment amount. As of December 31, 2023, we are in compliance with all covenants.
Other line of credit
We have an unsecured $20.0 million line of credit by and among CBIZ Benefits and Insurance, Inc., our wholly owned subsidiary, and the Huntington Bank. We utilize this line of credit to support our short-term funding requirements of payroll client fund obligations due to the investment of client funds, rather than liquidating client funds that have already been invested in available-for-sale securities. Refer to Note 6, Financial Instruments, for further discussion regarding these investments. The line of credit, which was renewed on August 3, 2023 and will terminate on August 1, 2024, did not have a balance outstanding at December 31, 2023 and 2022. Borrowings under the line of credit bear interest at the prime rate.
Interest expense
Interest expense, including amortization of deferred financing costs, commitment fees, line of credit fees, and other applicable bank charges, was as follows (in thousands):

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	2023	2022	2021
Credit facilities	$20,093	$8,033	$3,843
Other line of credit	1	6	—
Other	37	—	25
	$20,131	$8,039	$3,868

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME
The components of accumulated other comprehensive income at December 31, 2023 and 2022 were as follows (in thousands):

	2023	2022
Net unrealized loss on available-for-sale securities, net of income tax benefit of $168 and $571, respectively	$(505)	$(1,518)
Net unrealized gain on interest rate swap, net of income tax expense of $972 and $1,924, respectively	3,064	5,885
Foreign currency translation	(781)	(763)
Accumulated other comprehensive income	$1,778	$3,604
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
Indemnifications - We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by us under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2023, we were not aware of any obligations arising under indemnification agreements that would require material payments, and therefore have not recorded a liability.
Employment Agreements - We maintain severance and employment agreements with certain of our executive officers, whereby such officers may be entitled to payment in the event of termination of their employment. We also have arrangements with certain non-executive employees which may include severance and other employment provisions. We accrue for amounts payable under these contracts and arrangements as triggering events occur and obligations become known. During the years ended December 31, 2023, 2022 and 2021, payments under such contracts and arrangements were not material.
Letters of Credit and Guarantees - We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $3.5 million and $5.0 million at December 31, 2023 and 2022, respectively.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.3 million and $2.3 million at December 31, 2023 and 2022, respectively.
Legal Proceedings - On December 19, 2016, CBIZ Operations, Inc. ("CBIZ Operations") was named as a defendant in a lawsuit filed by Zotec Partners, LLC (“Zotec”) in the Marion County Indiana Superior Court. After various amendments, the lawsuit asserted claims under Indiana law for securities, statutory and common law fraud or deception, unjust enrichment, breach of contract, and vicarious liability against CBIZ Operations and a former employee of CBIZ MMP in connection with the sale of the CBIZ MMP medical billing practice to Zotec. The plaintiff claimed that CBIZ Operations had a duty to disclose the fact, unknown to employees of CBIZ Operations at the time of the transaction, that the former employee had a financial arrangement with a Zotec vendor at the time CBIZ Operations sold CBIZ MMP to Zotec. The plaintiff sought damages of up to $177.0 million out of the $200.0 million transaction price. Trial was held in October 2021. The jury found in favor of CBIZ on all fraud, contract and other claims before it. On November 14, 2022, the trial court ruled in favor of CBIZ and against Zotec’s claim for statutory securities fraud. The court also ruled in favor of CBIZ on its counterclaim for indemnification under contract. The trial court conducted a hearing on December 12, 2023, to consider evidence regarding the amount of damages owed by Zotec to CBIZ on the counterclaim.
On November 10, 2023, CBIZ was named as a defendant in a putative class action lawsuit in the United States District Court for the District of Massachusetts by an individual claiming to be an employee of a CBIZ client whose personally identifiable information (“PII”) was compromised and stolen during a cyberattack CBIZ experienced on or about May 31, 2023. As a result of this incident, hackers were able to access and download certain files from CBIZ’s MOVEit Transfer server. The lawsuit alleges that CBIZ and Progress Software Corporation, the owner of MOVEit Transfer, failed to adequately secure and safeguard the individual’s, and similarly situated employees of CBIZ’s clients, PII from unauthorized access. The lawsuit seeks various remedies, including actual, compensatory, and punitive damages, along with injunctive relief, costs, and attorneys’ fees.
On December 8, 2023, CBIZ was named as a defendant in a second putative class action lawsuit in the United States District Court for the District of Massachusetts by an individual making similar claims and seeking similar remedies as in the first lawsuit.
Both cases were transferred into a multidistrict litigation, styled as In Re: MOVEit Customer Data Security Breach Litigation, pending in the United States District Court for the District of Massachusetts (the “MDL”). To date, the MDL has over 180 cases against over 100 different defendants, all with claims arising out of the cyberbreach by hackers of Progress Software Corporation’s MOVEit Transfer software. The cases in the MDL, including the cases against CBIZ, are in their earliest stages, with a stay in place until the MDL Court issues a scheduling order. Due to the early stage of litigation, the Company is not able to determine or predict the ultimate outcome of these lawsuits nor reasonably provide an estimate or range of the possible outcome or losses, if any.
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
NOTE 12. EMPLOYEE BENEFITS
Employee Savings Plan - We sponsor a qualified 401(k) defined contribution plan that covers substantially all of our employees. Participating employees may elect to contribute, on a tax-deferred basis, up to 80% of their pre-tax annual compensation (subject to a maximum permissible contribution under Section 401(k) of the Internal Revenue Code). Matching contributions by us are 50% of the first 6% of base compensation that the participant contributes, and additional amounts may be contributed at the discretion of the Board of Directors. Participants may elect to invest their contributions in various funds including: equity, fixed income, stable value, and balanced-lifecycle funds. Employer contributions (net of forfeitures) made to the plan during the years ended December 31, 2023, 2022 and 2021 were approximately $18.5 million, $16.1 million and $13.2 million, respectively.
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
Assets of the non-qualified deferred compensation plan consist primarily of investments in mutual funds, money market funds and equity securities. The values of these investments are based on published market prices at the end of the period. Adjustments to the fair value of these investments are recorded in “Other (expense) income, net,” offset by the same adjustments to compensation expense (recorded as “Operating expenses” or “G&A expenses” in the accompanying Consolidated Statements of Comprehensive Income).
We recorded income of $19.5 million related to those investments for the year ended December 31, 2023. For the year ended December 31, 2022, we recorded a loss of $19.6 million and income of $19.5 million for the year ended December 31, 2021, related to these investments. These investments are specifically designated as available to us solely for the purpose of paying benefits under the non-qualified deferred compensation plan. However, the investments in the rabbi trusts would be available to all unsecured general creditors in the event that we become insolvent.
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
The assets and liabilities related to the non-qualified deferred compensation plan at December 31, 2023 and 2022 were $143.5 million and $118.9 million, respectively.
NOTE 13. COMMON STOCK
Share Repurchase Program - Our Board of Directors approved various share repurchase programs that were effective during the years ended December 31, 2023 and 2022. Under these programs, shares may be purchased in the open market or in privately negotiated transactions according to SEC rules.
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
Under the Share Repurchase Program, we repurchased 1.3 million and 2.8 million shares on the open market at a cost (including fees and commissions) of $65.1 million and $122.8 million during the years ended December 31, 2023 and 2022, respectively. Shares repurchased to settle statutory employee withholding related to vesting of stock awards were 0.2 million shares at a cost of $8.4 million during the year ended December 31, 2023 and 0.2 million shares at a cost of $7.3 million during the year ended December 31, 2022.
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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Stock Awards - We granted various stock-based awards through the year ended December 31, 2023 under the CBIZ, Inc. 2019 Stock Omnibus Incentive Plan (“2019 Plan”). On May 10, 2023, the stockholders of the Company approved an amendment to the 2019 Plan. The amendment added 1.5 million shares to the total number of shares that may be issued under the 2019 Plan. The 2019 Plan, which expires in 2029, permits the grant of various forms of stock-based awards. The terms and vesting schedules for the share-based awards vary by type and date of grant. Under the 2019 Plan, a maximum of 4.6 million stock options, restricted stock or other stock based compensation awards may be granted. Shares subject to award under the 2019 Plan may be either authorized but unissued shares of our common stock or treasury shares. At December 31, 2023, approximately 2.9 million shares were available for future grant under the 2019 Plan.
Effective January 1, 2020, the 2019 Plan replaced and superseded the CBIZ, Inc. 2014 Stock Incentive Plan (“2014 Plan”). The terms and vesting schedule for the stock-based awards vary by type and date of grant.
During the years ended December 31, 2023, 2022 and 2021, we recognized compensation expense (before income tax expense) for these awards as follows (in thousands):

	2023	2022	2021
Stock options	$768	$248	$1,291
Restricted stock units and awards	5,258	5,204	5,603
Performance share units	6,260	9,237	4,513
Total share-based compensation expense	$12,286	$14,689	$11,407
Stock Options - Certain employees and non-employee directors were granted stock options. Stock options awarded to non-employee directors have generally been granted with immediate vesting. Stock options awarded to employees are generally subject to a 25% incremental vesting schedule over a four-year period commencing from the date of grant. At the discretion of the Compensation Committee of the Board of Directors, options awarded under the 2019 Plan may vest in a time period shorter than four years. Stock options expire six years from the date of grant and are awarded with an exercise price equal to the market value of our common stock on the date of grant. Stock options may be granted alone or in addition to other awards and may be of two types: incentive stock options and non-qualified stock options. During the year ended December 31, 2023 and 2021, we granted 50 thousand and 50 thousand stock options to non-employee directors, respectively. We did not grant any stock options during the year ended December 31, 2022.
Stock option activity during the year ended December 31, 2023 was as follows (number of options in thousands):

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2022	553	$21.03
Granted	50	$48.40
Exercised	(453)	$19.35
Outstanding at December 31, 2023	150	$35.22	3.77 years	$4.1
Vested and exercisable at December 31, 2023	150	$35.22	3.77 years	$4.1
•The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2023 and 2021 was $0.8 million and $0.4 million, respectively.
•The aggregate intrinsic value of stock options exercised during each of the years ended December 31, 2023, 2022 and 2021 was $15.0 million, $19.1 million and $13.6 million, respectively. The intrinsic value is calculated as the difference between our stock price on the exercise date and the exercise price of each option exercised.
•At December 31, 2023, we didn't have any unrecognized compensation cost for stock options.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
We utilized the Black-Scholes-Merton option-pricing model to determine the fair value of stock options on the date of grant. The fair value of stock options granted during the years ended December 31, 2023 and 2021 were $15.35 and $8.10, respectively. The following weighted average assumptions were utilized:

	2023	2021
Expected volatility (1)	28.57%	27.49%
Expected option life (years) (2)	4.74	4.71
Risk-free interest rate (3)	3.89%	0.74%
Expected dividend yield (4)	—%	—%

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
Restricted stock units and awards activity during the year ended December 31, 2023 was as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant-Date Fair Value (1)
Non-vested at December 31, 2022	277	$32.62
Granted	109	$48.64
Vested	(163)	$31.63
Non-vested at December 31, 2023	223	$41.19
(1)Represents weighted average market value of the shares as the awards are granted at no cost to the recipients.
•At December 31, 2023, we had unrecognized compensation cost for restricted stock units and awards of $5.2 million to be recognized over a weighted average period of approximately 0.72 years.
•The total fair value of shares vested during the years ended December 31, 2023, 2022 and 2021 was approximately $5.1 million, $5.6 million and $4.9 million, respectively.
•The market value of shares awarded during the years ended December 31, 2023, 2022 and 2021 was $5.3 million, $5.0 million and $5.0 million, respectively. This market value was recorded as unearned compensation and is recognized as expense ratably over the periods which the restrictions lapse.
•Awards outstanding at December 31, 2023 will be released from restrictions at dates ranging from February, 2024 through February, 2026.

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
The following table presents our PSUs award activity during the twelve months ended December 31, 2023 (in thousands, except per share data):

	Performance Share Units	Weighted Average Grant-Date Fair Value Per Unit (1)
Outstanding at December 31, 2022	482	$28.84
Granted	88	$48.40
Vested	(244)	$25.75
Adjustments for performance results (2)	138	$27.68
Outstanding at December 31, 2023	464	$33.84
(1) Represents weighted average market value of the shares; awards are granted at no cost to the recipients.
(2) Represents the change in the number of performance awards earned based on performance achievement for the performance period.

NOTE 15. EARNINGS PER SHARE
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the years ended December 31, 2023, 2022 and 2021 (in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income	$120,968	$105,354	$70,887
Denominator:
Basic
Weighted average common shares outstanding	49,989	51,502	52,637
Diluted
Stock options (1)	172	487	683
Restricted stock awards	98	141	192
Contingent shares (2)	21	14	—
Performance share units (3)	277	244	211
Diluted weighted average common shares outstanding	50,557	52,388	53,723
Earnings Per Share:
Basic earnings per share	$2.42	$2.05	$1.35
Diluted earnings per share	$2.39	$2.01	$1.32
(1)For the years ended December 31, 2023, 2022 and 2021, a total of 58 thousand, 68 thousand and 23 thousand stock based awards, respectively, were excluded from the calculation of diluted earnings per share as their exercise prices would render them anti-dilutive.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(2)Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by us once future conditions have been met. For further details, refer to Note 18, Business Combinations.
(3)The denominator used in calculating diluted earnings per share did not include 0.2 million, 0.2 million and 0.3 million performance share units for the twelve months ended December 31, 2023, 2022 and 2021 respectively. The performance conditions associated with these performance share units were not met and consequently none of these performance share units were considered as issuable for the years ended December 31, 2023, 2022 and 2021.
NOTE 16. LEASES
We determine if a contract is a lease at inception. We have leases for office space and facilities, automobiles and certain information technology equipment. All of our leases are classified as operating leases and the majority of which are for office space and facilities.
Supplemental balance sheet information related to the Company’s operating leases as of December 31, 2023 and 2022 was as follows (in thousands):

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term	7.3 years	6.3 years
Weighted-average discount rate	5.51%	4.14%
The components of lease cost and other lease information as of and during the year ended December 31, 2023 and 2022 are as follows (in thousands):

	December 31, 2023	December 31, 2022
Operating lease cost	$45,088	$43,716
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows for operating leases	$46,936	$45,378
Our leases have remaining lease terms ranging from 1 to 20 years. These leases generally contain renewal options for periods ranging from two to five years. Because the Company is not reasonably certain to exercise these renewal options, the options are not included in the lease term, and associated potential option payments are excluded from lease payments.
Maturities of operating lease liabilities at December 31, 2023 and minimum cash commitments under operating leases at December 31, 2022 were as follows (in thousands):

December 31, 2023
2024	$47,446
2025	46,623
2026	43,131
2027	40,678
2028	29,261
Thereafter	90,535
Total undiscounted lease payments	297,674
Less: imputed interest	(57,486)
Total lease liabilities	$240,188

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

December 31, 2022
2023	$44,595
2024	40,516
2025	38,978
2026	35,205
2027	31,230
Thereafter	51,756
Total undiscounted lease payments	242,280
Less: imputed interest	(31,468)
Total lease liabilities	$210,812
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
A number of the businesses acquired by us are located in properties owned indirectly by and leased from persons employed by us, none of whom are members of our senior management. In the aggregate, we paid approximately $1.2 million, $1.9 million and $2.3 million during the years ended December 31, 2023, 2022 and 2021, respectively, under such leases.
Jerome Grisko, President and CEO of CBIZ, is a board member of Global Prairie PBC, Inc. ("Global Prairie"). Global Prairie performed consulting work for us during the year ended December 31, 2023 and 2022 for which we paid approximately $0.2 million and $0.2 million, respectively.
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
During the year ended December 31, 2023, we completed the following acquisitions:
◦Effective January 1, 2023, we acquired all of the assets of Danenhauer and Danenhauer, Inc. ("Danenhauer and Danenhauer"). Danenhauer and Danenhauer, based in California, is a provider of forensic accounting, business valuation, expert witness testimony, and other services for businesses and individuals. Operating results for Danenhauer and Danenhauer are reported in the Financial Services practice group.
◦Effective February 1, 2023, we acquired the non-attest assets of Somerset CPAs and Advisors ("Somerset"). Somerset, based in Indianapolis, Indiana, is a provider of a full range of accounting, tax, and financial advisory services to clients in a wide array of industries. Operating results for Somerset are reported in the Financial Services practice group.
◦Effective June 1, 2023, we acquired all of the assets of Pivot Point Security ("PPS"). PPS, based in Hamilton, New Jersey, is a provider of cyber and information security, and compliance services for small and middle market businesses. Operating results for PPS are reported in the Financial Services practice group.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
◦Effective June 1, 2023, we acquired all of the assets of Ickovic and Co. PC ("Ickovic and Co."). Ickovic and Co., based in Denver, Colorado, is a provider of bespoke services and solutions for high-net-worth individuals, business owners and executives. Operating results for Ickovic and Co. are reported in the Financial Services practice group.
◦Effective July 1, 2023, we acquired all of the assets of American Pension Advisors, Ltd. ("APA"). APA, based in Indianapolis, Indiana, is a provider of full-service retirement plan consulting and administration assisting more than 1,200 clients in the design, implementation, and administration of all types of retirement plans including 401(k), 403(b), 457(b), defined benefit and cash balance. Operating results for APA are reported in the Benefits and Insurance Services practice group.
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
The acquisitions of Danenhauer and Danenhauer, Somerset, PPS, Ickovic and Co., and APA (together, the "2023 Acquisitions") added approximately $64.9 million in incremental revenue in 2023. During the year ended December 31, 2023, we recorded approximately $3.4 million in non-recurring transaction, retention and integration related costs associated with the Somerset acquisition. During the year ended December 31, 2022, we recorded approximately $10.5 million in non-recurring transaction, retention and integration related costs associated with the Marks Paneth acquisition. Pro forma results of operations for these acquisitions are not provided due to limitations in retrospective application of estimates to historical financial information as well as the immateriality of such information as compared to our total revenue and net income for year ended December 31, 2023 and 2022, respectively.
The following table summarizes the aggregated consideration and purchase price allocation for the acquisitions completed during the year ended December 31, 2023 and 2022, respectively (in thousands):

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	2023	2022
Common stock issued (number)	102	42
Common stock value	$4,796	$1,668
Cash paid	53,027	79,141
Recorded contingent consideration	32,142	74,199
Total recorded purchase price	$89,965	$155,008
Accounts receivable acquired, net	$8,544	$20,429
Fixed assets acquired	1,108	1,933
Identifiable intangible assets acquired	35,267	53,400
Operating lease right-of-use asset acquired	14,972	49,291
Other assets acquired	1,163	1,693
Operating lease liability acquired - current	(1,080)	(5,860)
Other current liabilities acquired	(1,371)	(1,594)
Operating lease liability acquired - noncurrent	(13,892)	(43,431)
Goodwill	45,254	79,147
Total net assets acquired	$89,965	$155,008
Maximum potential contingent consideration	$33,845	$77,075
The following table summarizes the aggregated goodwill and intangible asset amounts resulting from those acquisitions for the twelve months ended December 31, 2023 and 2022, respectively (in thousands):

	Twelve Months Ended December 31,
	2023		2022
	Financial Services	Benefits & Insurance	Financial Services	Benefits & Insurance
Goodwill	$41,322	$3,932	$79,147	$—
Client list	33,196	2,053	53,400	—
Other intangibles	18	—	—	—
Total	$74,536	$5,985	$132,547	$—
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
The following table summarizes the changes in contingent purchase price consideration for previous acquisitions and contingent payments made for previous business acquisitions during the year ended December 31, 2023 and 2022, respectively (in thousands):

	2023	2022
Net expense	2,743	2,435
Cash settlement paid	45,010	21,113
Shares issued (number)	140	65

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Divestitures and Sale of Assets

Sales of assets are recorded as "Other income (expense), net" in the accompanying Consolidated Statements of Comprehensive Income. During the year ended December 31, 2023, we recorded a gain of $1.5 million related to the sale of one technology asset in the Financial Services practice group and a gain of $1.4 million related to contingent payments from a prior book of business sale in the Benefits and Insurance Services practice group.
In 2022, we sold one small book of business for $2.5 million in the Benefits and Insurance Services practice group and recorded a gain of $2.4 million. This gain is recorded as "Other income (expense), net" in the accompanying Consolidated Statements of Comprehensive Income.
NOTE 19. SEGMENT DISCLOSURES
Our business units have been aggregated into three practice groups: (i) Financial Services, (ii) Benefits and Insurance Services and (iii) National Practices, based on the following factors: similarity of the products and services provided to clients, similarity of the regulatory environment in which they operate; and similarity of economic conditions affecting long-term performance. The business units are managed along these segment lines. A general description of services provided by practice groups is provided in the table below.

Financial Services	Benefits and Insurance Services	National Practices
Accounting and Tax	Employee Benefits Consulting	Information Technology Managed Networking and Hardware Services
Financial Advisory	Payroll / Human Capital Management	Healthcare Consulting
Valuation	Property and Casualty Insurance
Risk and Advisory Services	Retirement and Investment Services
Government Health Care Consulting
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
The discrete financial information of those practice groups are available and regularly reviewed by the Chief Operating Decision Maker ("CODM"). The CODM, who is our CEO, allocates resources to and assesses the performance of each practice group using information about their respective revenue and income (loss) before income tax expense (benefit), excluding those costs listed above, which are reported in the “Corporate and Other”. Upon consolidation, intercompany accounts and transactions are eliminated, thus inter-segment revenue is not included in the measure of profit or loss for the practice groups. The CODM does not evaluate practice groups using discrete asset information, and we do not identify or allocate assets by practice groups.
We operate in the United States and Canada and revenue generated from such operations during the years ended December 31, 2023, 2022 and 2021 was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$1,589,478	$1,410,255	$1,103,183
Canada	1,716	1,724	1,742
Total revenue	$1,591,194	$1,411,979	$1,104,925
There is no one customer that represents a significant portion of our revenue.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Segment information for the years ended December 31, 2023, 2022 and 2021 is presented below (in thousands). We do not manage our assets on a segment basis, therefore segment assets are not presented below.

	For the Year Ended December 31, 2023
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$1,160,686	$382,605	$47,903	$—	$1,591,194
Operating expenses	975,076	310,510	43,060	39,344	1,367,990
Gross margin	185,610	72,095	4,843	(39,344)	223,204
Corporate general and administrative expenses	—	—	—	57,965	57,965
Operating income (loss)	185,610	72,095	4,843	(97,309)	165,239
Other income (expense):
Interest expense	—	(2)	—	(20,129)	(20,131)
Gain on sale of operations, net	176	—	—	—	176
Other income, net	2,042	2,060	1	16,916	21,019
Total other income (expense)	2,218	2,058	1	(3,213)	1,064
Income (loss) before income tax expense	$187,828	$74,153	$4,844	$(100,522)	$166,303

	For the Year Ended December 31, 2022
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$1,010,068	$358,007	$43,904	$—	$1,411,979
Operating expenses	850,038	290,387	39,201	8,986	1,188,612
Gross margin	160,030	67,620	4,703	(8,986)	223,367
Corporate general and administrative expenses	—	—	—	55,023	55,023
Operating income (loss)	160,030	67,620	4,703	(64,009)	168,344
Other income (expense):
Interest expense	—	(6)	—	(8,033)	(8,039)
Gain on sale of operations, net	413	—	—	—	413
Other income (expense), net	269	2,392	10	(21,914)	(19,243)
Total other income (expense)	682	2,386	10	(29,947)	(26,869)
Income (loss) before income tax expense	$160,712	$70,006	$4,713	$(93,956)	$141,475

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	For the Year Ended December 31, 2021
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$734,026	$332,323	$38,576	$—	$1,104,925
Operating expenses	608,238	271,650	34,494	31,253	945,635
Gross margin	125,788	60,673	4,082	(31,253)	159,290
Corporate general and administrative expenses	—	—	—	56,150	56,150
Legal settlement, net	—	—	—	30,468	30,468
Operating income (loss)	125,788	60,673	4,082	(117,871)	72,672
Other income (expense):
Interest expense	—	—	—	(3,868)	(3,868)
(Loss) gain on sale of operations, net	(289)	6,284	—	—	5,995
Other income, net	263	827	3	17,124	18,217
Total other (expense) income	(26)	7,111	3	13,256	20,344
Income (loss) before income tax expense	$125,762	$67,784	$4,085	$(104,615)	$93,016
NOTE 20. SUBSEQUENT EVENTS

Acquistion
Effective February 1, 2024, we acquired the tax and accounting service provider, Erickson, Brown & Kloster, LLC ("EBK"). EBK, based in Colorado Springs, CO, offers tax and accounting services to a diverse mix of business including automotive, wholesale, medical services, real estate, manufacturing, and non-profit. Annualized revenue from EBK is estimated at $8.9 million. EBK is included as a component of our Financial Services practice group.

Share Repurchase Program
On February 7, 2024, our Board of Directors authorized the continuation of the Share Repurchase Program, which has been renewed annually for the past twenty years. It is effective beginning March 31, 2024, to which the amount of shares to be purchased will be reset to 5.0 million, and expires one year from the respective effective date. This authorization allows us to purchase shares of our common stock (i) in the open market, (ii) in privately negotiated transactions, or (iii) under Rule 10b5-1trading plans.