Form 10-Q
period 2024-03-31
CBIZ, Inc.
filed 2024-04-25
CIK 944148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________ to ________
Commission File Number 1-32961
CBIZ, Inc.
(Exact name of registrant as specified in its charter)
Delaware
(State or other jurisdiction of incorporation
or organization)
5959 Rockside Woods, N. Suite 600 Independence, Ohio
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at April 19, 2024
Common Stock, $0.01 per share	50,112,138

CBIZ, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,402	$8,090
Restricted cash	27,740	30,362
Accounts receivable, net	504,107	380,152
Other current assets	41,570	34,895
Current assets before funds held for clients	574,819	453,499
Funds held for clients	147,345	159,186
Total current assets	722,164	612,685
Non-current assets:
Property and equipment, net	57,994	57,012
Goodwill and other intangible assets, net	1,038,410	1,008,604
Assets of deferred compensation plan	157,709	143,499
Right-of-use assets, net	209,231	211,024
Other non-current assets	11,490	10,768
Total non-current assets	1,474,834	1,430,907
Total assets	$2,196,998	$2,043,592
LIABILITIES
Current liabilities:
Accounts payable	$93,530	$82,831
Income taxes payable	26,817	2,097
Accrued personnel costs	71,377	133,593
Contingent purchase price liabilities	64,559	66,287
Operating lease liabilities	37,183	36,283
Other current liabilities	28,555	30,937
Current liabilities before client fund obligations	322,021	352,028
Client fund obligations	148,034	159,893
Total current liabilities	470,055	511,921
Non-current liabilities:
Bank debt	437,800	312,400
Debt issuance costs	(1,456)	(1,574)
Total long-term debt, net	436,344	310,826
Income taxes payable	2,091	1,984
Deferred income taxes, net	31,686	29,287
Deferred compensation plan obligations	157,709	143,499
Contingent purchase price liabilities	29,627	48,659
Lease liabilities	201,115	203,905
Other non-current liabilities	1,282	1,893
Total non-current liabilities	859,854	740,053
Total liabilities	1,329,909	1,251,974
STOCKHOLDERS' EQUITY
Common stock	1,379	1,374
Additional paid in capital	841,268	832,475
Retained earnings	931,968	855,084
Treasury stock	(910,322)	(899,093)
Accumulated other comprehensive income	2,796	1,778
Total stockholders’ equity	867,089	791,618
Total liabilities and stockholders’ equity	$2,196,998	$2,043,592

See the accompanying notes to the unaudited condensed consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenue	$494,297	$454,606
Operating expenses	376,485	341,011
Gross margin	117,812	113,595
Corporate general and administrative expenses	18,711	15,598
Operating income	99,101	97,997
Other (expense) income:
Interest expense	(4,511)	(3,641)
Gain on sale of operations, net	—	99
Other income, net	9,424	5,112
Total other income, net	4,913	1,570
Income before income tax expense	104,014	99,567
Income tax expense	27,130	26,407
Net Income	76,884	73,160
Earnings per share:
Basic	$1.54	$1.45
Diluted	$1.53	$1.44
Basic weighted average shares outstanding	50,045	50,367
Diluted weighted average shares outstanding	50,221	50,762
Comprehensive income:
Net income	$76,884	$73,160
Other comprehensive income (loss), net of tax	1,018	(1,213)
Comprehensive income	$77,902	$71,947

See the accompanying notes to the unaudited condensed consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Totals
December 31, 2023	137,387	87,573	$1,374	$832,475	$855,084	$(899,093)	$1,778	$791,618
Net income	—	—	—	—	76,884	—	—	76,884
Other comprehensive income	—	—	—	—	—	—	1,018	1,018
Indirect repurchase of shares for minimum tax withholding	—	170	—	—	—	(11,229)	—	(11,229)
Restricted stock units and awards	102	—	1	(1)	—	—	—	—
Performance share units	273	—	3	(3)	—	—	—	—
Stock-based compensation	—	—	—	2,638	—	—	—	2,638
Business acquisitions	93	—	1	6,159	—	—	—	6,160
March 31, 2024	137,855	87,743	$1,379	$841,268	$931,968	$(910,322)	$2,796	$867,089

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Totals
December 31, 2022	136,295	86,115	$1,363	$799,147	$734,116	$(824,778)	$3,604	$713,452
Net income	—	—	—	—	73,160	—	—	73,160
Other comprehensive loss	—	—	—	—	—	—	(1,213)	(1,213)
Share repurchases	—	428	—	—	—	(20,791)	—	(20,791)
Indirect repurchase of shares for minimum tax withholding	—	169	—	—	—	(8,224)	—	(8,224)
Restricted stock units and awards	123	—	1	(1)	—	—	—	—
Performance share units	244	—	2	(2)	—	—	—	—
Stock options exercised	189	—	2	3,627	—	—	—	3,629
Stock-based compensation	—	—	—	3,831	—	—	—	3,831
Business acquisitions	173	—	2	8,084	—	—	—	8,086
March 31, 2023	137,024	86,712	$1,370	$814,686	$807,276	$(853,793)	$2,391	$771,930

See the accompanying notes to the unaudited condensed consolidated financial statement

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$76,884	$73,160
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	9,468	8,625
Gain on sale of operations, net	—	(99)
Bad debt expense, net of recoveries	550	461
Adjustment to contingent earnout liability	434	630
Stock-based compensation expense	2,638	3,831
Deferred income taxes	2,057	2,641
Other, net	150	108
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(121,551)	(99,423)
Other assets	(2,592)	(188)
Accounts payable	5,743	1,049
Income taxes payable	24,827	23,408
Accrued personnel costs	(62,381)	(61,898)
Other liabilities	53	3,184
Net cash used in operating activities	(63,720)	(44,511)
Cash flows from investing activities:
Business acquisitions and purchases of client lists, net of cash acquired	(21,337)	(39,055)
Purchases of client fund investments	(4,440)	—
Proceeds from the sales and maturities of client fund investments	5,450	500
Proceeds from sales of divested operations	—	120
Change in funds held for clients	(1,015)	5
Additions to property and equipment	(5,121)	(3,599)
Other, net	(2,239)	(3,867)
Net cash used in investing activities	(28,702)	(45,896)
Cash flows from financing activities:
Proceeds from bank debt	381,200	348,600
Payment of bank debt	(255,800)	(210,600)
Payment for acquisition of treasury stock	—	(19,776)
Indirect repurchase of shares for minimum tax withholding	(11,229)	(8,224)
Changes in client funds obligations	(11,859)	(23,251)
Proceeds from exercise of stock options	—	3,629
Payment of contingent consideration for acquisitions and client lists	(31,124)	(28,600)
Net cash provided by financing activities	71,188	61,778
Net decrease in cash, cash equivalents and restricted cash	(21,234)	(28,629)
Cash, cash equivalents and restricted cash at beginning of year	157,148	160,145
Cash, cash equivalents and restricted cash at end of period	$135,914	$131,516

Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$1,402	$2,265
Restricted cash	27,740	25,109
Cash equivalents included in funds held for clients	106,772	104,142
Total cash, cash equivalents and restricted cash	$135,914	$131,516

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
GAAP – United States Generally Accepted Accounting Principles
SOFR – Secured Overnight Financing Rate
SEC – United States Securities and Exchange Commission
Description of Business: CBIZ, Inc. is a diversified services company which, acting through its subsidiaries, has been providing professional business services since 1996, primarily to small and medium-sized businesses, as well as individuals, governmental entities, and not-for-profit enterprises throughout the United States and parts of Canada. CBIZ, Inc. manages and reports its operations along three practice groups: Financial Services, Benefits and Insurance Services and National Practices. A further description of products and services offered by each of the practice groups is provided in Note 11, Segment Disclosures, to the accompanying unaudited condensed consolidated financial statements.
During the three months ended March 31, 2024, we completed the acquisitions of Erickson, Brown & Kloster, LLC ("EBK") and ComputData, Inc. ("CompuData") in our Financial Services practice group for a total aggregated purchase price of $37.3 million, including $13.5 million recorded as contingent consideration. For the three months ended March 31, 2024, we recorded $4.6 million in total revenue from those acquisitions. Neither acquisition is considered material, individually or in the aggregate.
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
Unaudited Interim Financial Statements: The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
In the opinion of CBIZ management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2024.
Use of Estimates: The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Changes in circumstances could cause actual results to differ materially from these estimates.
Changes in Accounting Policies: We have consistently applied the accounting policies for the periods presented as described in Note 1, Basis of Presentation and Significant Accounting Policies, to the

consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS
The FASB ASC is the sole source of authoritative GAAP other than the SEC issued rules and regulations that apply only to SEC registrants. The FASB issues an ASU to communicate changes to the FASB ASC. We assess and review the impact of all issued ASUs. During the three months ended March 31, 2024, we have implemented all new ASUs that are in effect and that may impact our consolidated financial statements.

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
Accounts receivable, net, at March 31, 2024 and December 31, 2023 was as follows (in thousands):

	March 31, 2024	December 31, 2023
Trade accounts receivable	$333,935	$309,640
Unbilled revenue, at net realizable value	198,144	96,110
Total accounts receivable	532,079	405,750
Allowance for doubtful accounts	(27,972)	(25,598)
Accounts receivable, net	$504,107	$380,152

Changes to the allowance for doubtful accounts for the three months ended March 31, 2024 and twelve months ended December 31, 2023 were as follows (in thousands):

	March 31, 2024	December 31, 2023
Balance at beginning of period	$(25,598)	$(20,801)
Provision	(5,126)	(13,681)
Charge-offs, net of recoveries	2,752	8,884
Allowance for doubtful accounts	$(27,972)	$(25,598)

NOTE 4. DEBT AND FINANCING ARRANGEMENTS
2022 Credit Facility - Our primary financing arrangement is the 2022 credit facility. The 2022 credit facility has a borrowing capacity of $600 million and provides us with the capital necessary to meet our working capital needs as well as the flexibility to continue with our strategic initiatives, including business acquisitions and share repurchases. The 2022 credit facility matures on May 4, 2027. The balance outstanding under the 2022 credit facility was $437.8 million and $312.4 million at March 31, 2024 and December 31, 2023, respectively.
The effective interest rates under the 2022 credit facility, including the impact of interest rate swaps associated with the 2022 credit facility, for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
	2024	2023
Weighted average rates	5.23%	4.54%
Range of effective rates	1.93% - 6.83%	1.93% - 8.00%
We had approximately $147.9 million of available funds under the 2022 credit facility at March 31, 2024, net of outstanding letters of credit of $3.2 million. Available funds under the 2022 credit facility are based on a multiple of earnings before interest, taxes, depreciation and amortization as defined in the 2022 credit facility, and are reduced by letters of credit, other indebtedness and outstanding borrowings under the 2022 credit facility. Under the 2022 credit facility, loans are charged an interest rate consisting of a base rate or term SOFR rate plus an applicable margin, letters of credit are charged based on the same applicable margin, and a commitment fee is charged on the unused portion of the 2022 credit facility.
The 2022 credit facility contains certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens or other encumbrances, making certain payments, investments, or to sell or otherwise dispose of a substantial portion of assets, or to merge or consolidate with an unaffiliated entity. The 2022 credit facility also limits our ability to make dividend payments. Historically, we have not paid cash dividends on our common stock. Our Board of Directors has discretion over the payment and level of dividends on common stock, subject to the limitations of the 2022 credit facility and applicable law. The 2022 credit facility contains a provision that, in the event of a defined change in control, the 2022 credit facility may be terminated. In addition, the 2022 credit facility contains financial covenants that require us to meet certain requirements with respect to (i) a total leverage ratio and (ii) minimum interest coverage ratio which may limit our ability to borrow up to the total commitment amount. As of March 31, 2024, we are in compliance with all covenants.
Refer to the Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion on the 2022 credit facility.
Other Line of Credit - We have an unsecured $20.0 million line of credit by and among CBIZ Benefits and Insurance, Inc. and Huntington National Bank. We utilize this line to support our short-term funding requirements of payroll client fund obligations due to the investment of client funds, rather than liquidating client funds that have already been invested in available-for-sale securities. The line of credit, which was renewed on August 3, 2023 and will terminate on August 1, 2024, did not have a balance outstanding at March 31, 2024.
Interest Expense - Interest expense, including amortization of deferred financing costs, commitment fees, line of credit fees, and other applicable bank charges, for the three months ended March 31, 2024 and 2023 was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Credit facilities	$4,511	$3,640
Other	—	1
Total	$4,511	$3,641

NOTE 5. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Guarantees - We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $3.2 million and $3.5 million at March 31, 2024 and December 31, 2023, respectively. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.3 million and $2.3 million at March 31, 2024 and December 31, 2023, respectively.
Legal Proceedings - On December 19, 2016, CBIZ Operations, Inc. ("CBIZ Operations") was named as a defendant in a lawsuit filed by Zotec Partners, LLC (“Zotec”) in the Marion County Indiana Superior Court. After various amendments, the lawsuit asserted claims under Indiana law for securities, statutory and common law fraud or deception, unjust enrichment, breach of contract, and vicarious liability against CBIZ Operations and a former employee of CBIZ MMP in connection with the sale of the CBIZ MMP medical billing practice to Zotec. The plaintiff claimed that CBIZ Operations had a duty to disclose the fact, unknown to employees of CBIZ Operations at the time of the transaction, that the former employee had a financial arrangement with a Zotec vendor at the time CBIZ Operations sold CBIZ MMP to Zotec. The plaintiff sought damages of up to $177.0 million out of the $200.0 million transaction price. Trial was held in October 2021. The jury found in favor of CBIZ on all fraud, contract and other claims before it. On November 14, 2022, the trial court ruled in favor of CBIZ and against Zotec’s claim for statutory securities fraud. The court also ruled in favor of CBIZ on its counterclaim for indemnification under contract. The trial court conducted a hearing on December 12, 2023, to consider evidence regarding the amount of damages owed by Zotec to CBIZ on the counterclaim. On March 12, 2024, the court awarded CBIZ $3.1 million on its counterclaim. On April 10, 2024, Zotec filed a notice of appeal.
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
On December 8, 2023, CBIZ was named as a defendant in a second putative class action lawsuit in the United States District Court for the District of Massachusetts by an individual making similar claims and seeking similar remedies as in the first lawsuit regarding the cyberattack CBIZ experienced on or about May 31, 2023.
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
In addition to the items disclosed above, the Company is, from time to time, subject to claims and lawsuits arising in the ordinary course of business. We cannot predict the outcome of all such matters or estimate the possible loss, if any. Although the proceedings are subject to uncertainties in the litigation process and the ultimate disposition of these proceedings is not presently determinable, we intend to vigorously defend these matters.
Refer to the Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion on the Company's commitments and contingencies.

NOTE 6. FINANCIAL INSTRUMENTS
Available-For-Sale Debt Securities - In connection with certain services provided by our payroll operations, we collect funds from our clients’ accounts in advance of paying client obligations. These funds held for clients are segregated and invested in accordance with our investment policy, which requires all investments carry an investment grade rating at the time of initial investment. These investments, primarily consisting of corporate and municipal bonds, are classified as available-for-sale and are included in the “Funds held for clients” line item on the accompanying unaudited Condensed Consolidated Balance Sheets. The par value of these investments totaled $39.0 million and $40.0 million at March 31, 2024 and December 31, 2023, respectively, and these investments have maturity or callable dates ranging from April 2024 through January 2026.
At March 31, 2024, unrealized losses on the securities were not material and have not been recognized as a credit loss because the bonds are investment grade quality and management is not required or does not intend to sell prior to an expected recovery in value. The bond issuers continue to make timely principal and interest payments.

The following table summarizes activities related to these investments for the three months ended March 31, 2024 and the twelve months ended December 31, 2023 (in thousands):

	Three Months Ended March 31, 2024	Twelve Months Ended December 31, 2023
Fair value at beginning of period	$39,459	$43,485
Purchases	4,440	14,122
Redemptions	—	(3,310)
Maturities	(5,450)	(15,155)
Change in bond premium	(16)	(1,099)
Fair market value adjustment	76	1,416
Fair value at end of period	$38,509	$39,459
In addition to the available-for-sale debt securities discussed above, we also held other depository assets in the amount of $2.1 million and $1.0 million at March 31, 2024 and December 31, 2023, respectively. Those depository assets are classified as Level 1 in the fair value hierarchy.
Interest Rate Swaps - We utilize interest rate swaps to manage interest rate risk exposure associated with our floating-rate debt under the 2022 credit facility, or the forecasted acquisition of such liability. We do not purchase or hold any derivative instruments for trading or speculative purposes. Refer to the Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion on our interest rate swaps.
The following table summarizes our outstanding interest rate swaps and their classification in the accompanying unaudited Condensed Consolidated Balance Sheets at March 31, 2024 and December 31, 2023 (amounts in thousands):

	March 31, 2024
	Notional Amount	Fixed Rate	Expiration	Fair Value	Balance Sheet Location
Interest rate swap	$50,000	0.834%	4/14/2025	$2,089	Other non-current asset
Interest rate swap	$30,000	1.186%	12/14/2026	$2,357	Other non-current asset
Interest rate swap	$20,000	2.450%	8/14/2027	$1,051	Other non-current asset
Interest rate swap	$25,000	3.669%	4/14/2028	$322	Other non-current asset
Interest rate swap	$25,000	4.488%	10/14/2028	$(538)	Other non-current liability

	December 31, 2023
	Notional Amount	Fixed Rate	Expiration	Fair Value	Balance Sheet Location
Interest rate swap	$50,000	0.834%	4/14/2025	$2,282	Other non-current asset
Interest rate swap	$30,000	1.186%	12/14/2026	$2,125	Other non-current asset
Interest rate swap	$20,000	2.450%	8/14/2027	$784	Other non-current asset
Interest rate swap	$25,000	3.669%	4/14/2028	$(129)	Other non-current liability
Interest rate swap	$25,000	4.488%	10/14/2028	$(1,063)	Other non-current liability
Refer to Note 7, Fair Value Measurements, for additional disclosures regarding fair value measurements.
The following table summarizes the effects of the interest rate swaps on the accompanying unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023 (in thousands):

	Gain (Loss) Recognized in AOCI, net of tax		Gain Reclassified from AOCI into Expense
	Three Months Ended March 31,		Three Months Ended March 31,
	2024	2023	2024	2023
Interest rate swaps	$1,854	$(715)	$1,191	$897

NOTE 7. FAIR VALUE MEASUREMENTS
The following table summarizes our assets and (liabilities) at March 31, 2024 and December 31, 2023, respectively, that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (in thousands):

	Level	March 31, 2024	December 31, 2023
Deferred compensation plan assets	1	$157,709	$143,499
Available-for-sale debt securities	1	38,509	39,459
Other depository assets	1	2,064	1,031
Deferred compensation plan liabilities	1	(157,709)	(143,499)
Interest rate swaps	2	5,281	3,999
Bank debt	2	(436,344)	(310,826)
Contingent purchase price liabilities	3	(94,186)	(114,946)
During the three months ended March 31, 2024 and 2023, there were no transfers between the valuation hierarchy Levels 1, 2 and 3.
The following table summarizes the change in Level 3 fair values of our contingent purchase price liabilities for the three months ended March 31, 2024 and 2023 (pre-tax basis, in thousands):

	2024	2023
Beginning balance – December 31	$(114,946)	$(132,010)
Additions from business acquisitions	(13,522)	(24,840)
Settlement of contingent purchase price liabilities	34,716	31,724
Change in fair value of contingencies	70	(10)
Change in net present value of contingencies	(504)	(620)
Ending balance – March 31	$(94,186)	$(125,756)
The following table summarizes the changes in contingent purchase price consideration for previous acquisitions and contingent payments made for previous business acquisitions in the three months ended March 31, 2024 and 2023, respectively (in thousands):

	Three Months Ended March 31,
	2024	2023
Net expense	$434	$630
Cash settlement paid	$30,957	$28,434
Shares issued (number)	60	70
Refer to the Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion on the fair value measurements and classification of our financial assets and liabilities.

NOTE 8. OTHER COMPREHENSIVE INCOME
The following table is a summary of other comprehensive income and discloses the tax impact of each component of other comprehensive income for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net unrealized gain on available-for-sale securities, net of taxes (1)	$56	$179
Net unrealized gain (loss) on interest rate swaps, net of taxes(2)	960	(1,388)
Foreign currency translation	2	(4)
Total other comprehensive income (loss)	$1,018	$(1,213)

(1)Net of income tax expense of $21 and $71 for the three months ended March 31, 2024 and 2023, respectively.
(2)Net of income tax expense of $322 and income tax benefit of $463 for the three months ended March 31, 2024 and 2023, respectively.

NOTE 9. EMPLOYEE STOCK PLANS
On May 10, 2023, the shareholders of the Company approved an amendment to the 2019 Stock Omnibus Incentive Plan (the “2019 Plan”). The amendment added 1.5 million shares to the total number of shares that may be issued under the 2019 Plan. All other respects of the 2019 Plan remain unchanged. The 2019 Plan, which expires in 2029, permits the grant of various forms of stock-based awards. A maximum of 4.6 million stock options, restricted stock or other stock-based compensation awards may be granted. The terms and vesting schedules for the stock-based awards vary by type and date of grant. Shares subject to award under the 2019 Plan may be either authorized but unissued shares of our common stock or treasury shares. Refer to the Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion on the 2019 Plan.
Compensation expense for stock-based awards recognized during the three months ended March 31, 2024 and 2023 was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Stock options	$—	$768
Restricted stock units and awards	1,351	1,259
Performance share units	1,287	1,804
Total stock-based compensation expense	$2,638	$3,831
Stock Options and Restricted Stock Units and Awards – The Company did not grant any stock options during the three months ended March 31, 2024.
The following table presents our restricted stock units and awards activity during the three months ended March 31, 2024 (in thousands, except per share data):

	Restricted Stock Units and Awards
	Number of Shares	Weighted Average Grant-Date Fair Value (1)
Outstanding at beginning of year	223	$41.19
Granted	76	$65.53
Exercised or released	(102)	$36.50
Expired or canceled	(3)	$38.52
Outstanding at March 31, 2024	194	$53.14
Exercisable at March 31, 2024

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
The following table presents our PSUs activity during the three months ended March 31, 2024 (in thousands, except per share data):

	Performance Share Units	Weighted Average Grant-Date Fair Value Per Unit (1)
Outstanding at beginning of year	464	$33.84
Granted	70	$66.07
Vested	(273)	$27.51
Canceled	(7)	$39.09
Outstanding at March 31, 2024	254	$49.42
(1)Represents weighted average market value of the performance share units; PSUs are granted at no cost to the recipients.

NOTE 10. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2024 and 2023 (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net Income	$76,884	$73,160
Denominator:
Basic
Weighted average common shares outstanding	50,045	50,367
Diluted
Stock options (1)	74	271
Restricted stock units and awards (1)	99	122
Contingent shares (2)	3	2
Diluted weighted average common shares outstanding (3)	50,221	50,762
Basic earnings per share	$1.54	$1.45
Diluted earnings per share	$1.53	$1.44

(1)A total of 40 thousand and 80 thousand shares of stock-based awards were excluded from the calculation of diluted earnings per share for three months ended March 31, 2024 and 2023, respectively, as their effect would be anti-dilutive.
(2)Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by us once future considerations have been met.
(3)The denominator used in calculating diluted earnings per share did not include 254 thousand and 326 thousand PSUs for both the three months ended March 31, 2024, and 2023, respectively. The performance conditions associated with these PSUs were not met and consequently none of these PSUs were considered as issuable for the three months ended March 31, 2024 and 2023.

NOTE 11. SEGMENT DISCLOSURES
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
Accounting policies of the practice groups are the same as those described in Note 1, Basis of Presentation and Significant Accounting Policies, to the Annual Report on Form 10-K for the year ended December 31, 2023. Upon consolidation, intercompany accounts and transactions are eliminated, thus inter-segment revenue is not included in the measure of profit or loss for the practice groups. Performance of the practice groups is evaluated on income (loss) before income tax expense (benefit) excluding those costs listed above, which are reported in the “Corporate and Other”.
Segment information for the three months ended March 31, 2024 and 2023 is presented below. We do not manage our assets on a segment basis, therefore segment assets are not presented below.
The following table disaggregates our revenue by source (in thousands):

	Three Months Ended March 31, 2024
	Financial Services	Benefits and Insurance Services	National Practices	Consolidated
Accounting, tax, advisory and consulting	$372,630	—	—	$372,630
Core benefits and insurance services	—	105,205	—	105,205
Non-core benefits and insurance services	—	3,203	—	3,203
Managed networking, hardware services	—	—	10,188	10,188
National practices consulting	—	—	3,071	3,071
Total revenue	$372,630	$108,408	$13,259	$494,297

	Three Months Ended March 31, 2023
	Financial Services	Benefits and Insurance Services	National Practices	Consolidated
Accounting, tax, advisory and consulting	$343,086	—	—	$343,086
Core benefits and insurance services	—	96,617	—	96,617
Non-core benefits and insurance services	—	3,437	—	3,437
Managed networking, hardware services	—	—	8,954	8,954
National practices consulting	—	—	2,512	2,512
Total revenue	$343,086	$100,054	$11,466	$454,606

Segment information for the three months ended March 31, 2024 and 2023 was as follows (in thousands):

	Three Months Ended March 31, 2024
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$372,630	$108,408	$13,259	$—	$494,297
Operating expenses	265,561	83,637	11,933	15,354	376,485
Gross margin	107,069	24,771	1,326	(15,354)	117,812
Corporate general and administrative expenses	—	—	—	18,711	18,711
Operating income (loss)	107,069	24,771	1,326	(34,065)	99,101
Other income (expense):
Interest expense	—	—	—	(4,511)	(4,511)
Other income, net	86	44	—	9,294	9,424
Total other income, net	86	44	—	4,783	4,913
Income before income tax expense	$107,155	$24,815	$1,326	$(29,282)	$104,014

	Three Months Ended March 31, 2023
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$343,086	$100,054	$11,466	$—	$454,606
Operating expenses	244,443	76,923	10,583	9,062	341,011
Gross margin	98,643	23,131	883	(9,062)	113,595
Corporate general and administrative expenses	—	—	—	15,598	15,598
Operating income (loss)	98,643	23,131	883	(24,660)	97,997
Other income (expense):
Interest expense	—	(1)	—	(3,640)	(3,641)
Gain on sale of operations, net	99	—	—	—	99
Other income, net	255	177	—	4,680	5,112
Total other income, net	354	176	—	1,040	1,570
Income (loss) before income tax expense	$98,997	$23,307	$883	$(23,620)	$99,567

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we”, “us”, “our”, "CBIZ" or the "Company" shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.
The following discussion is intended to assist in the understanding of our financial position at March 31, 2024 and December 31, 2023, results of operations for the three months ended March 31, 2024 and 2023, and cash flows for the three months ended March 31, 2024 and 2023, and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2023. This discussion and analysis contains forward-looking statements and should be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2023.
OVERVIEW
We provide professional business services, products and solutions that help our clients grow and succeed by better managing their finances and employees. These services are primarily provided to small and medium-sized businesses, as well as individuals, governmental entities and not-for-profit enterprises throughout the United States and parts of Canada. We deliver integrated services through three practice groups: Financial Services, Benefits and Insurance Services, and National Practices. Refer to Note 11, Segment Disclosures, to the accompanying unaudited condensed consolidated financial statements for a general description of services provided by each practice group.
Refer to the Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion of our business and strategies, as well as the external relationships and regulatory factors that currently impact our operations.
EXECUTIVE SUMMARY
Revenue for the three months ended March 31, 2024 increased by $39.7 million, or 8.7%, to $494.3 million from $454.6 million for the same period in 2023. Same-unit revenue increased by approximately $26.9 million, or 5.9%, as compared to the same period in 2023. Revenue from newly acquired operations, net of divestitures, contributed $12.8 million, or 2.8%, of incremental revenue for the three months ended March 31, 2024 as compared to the same period in 2023. A detailed discussion of revenue by practice group is included under "Operating Practice Groups".
Net income was $76.9 million, or $1.53 per diluted share, in the first quarter of 2024, compared to $73.2 million, or $1.44 per diluted share, in the first quarter of 2023. Refer to “Results of Operations" for a detailed discussion of the components of net income.
Strategic Use of Capital
Our first priority for use of capital is to make strategic acquisitions. We also have the financing flexibility and the capacity to actively repurchase shares of our common stock. We believe that repurchasing shares of our common stock can be a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our stockholders. During the three months ended March 31, 2024, we completed two acquisitions for $21.3 million in cash. We also repurchased 0.2 million shares of our common stock for tax withholding purposes at a total cost of approximately $11.2 million in the three months ended March 31, 2024.
During the first quarter of 2024, the CBIZ Board of Directors authorized the purchase of up to 5.0 million shares of our common stock under our Share Repurchase Program (the “Share Repurchase Program”), which may be suspended or discontinued at any time and expires on March 31, 2025. The shares may be purchased in the open market, in privately negotiated transactions, and pursuant to Rule 10b5-1 trading plans. Privately negotiated transactions may include purchases from our employees, officers and directors, in accordance with the Securities and Exchange Commission (the “SEC”) rules. CBIZ management will determine the timing and amount of the transactions based on its evaluation of market conditions and other factors.

RESULTS OF OPERATIONS
Revenue
The following tables summarize total revenue for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	% of Total	2023	% of Total	$ Change	% Change
	(Amounts in thousands, except percentages)
Financial Services	$372,630	75.4%	$343,086	75.5%	$29,544	8.6%
Benefits and Insurance Services	108,408	21.9%	100,054	22.0%	8,354	8.3%
National Practices	13,259	2.7%	11,466	2.5%	1,793	15.6%
Total CBIZ	$494,297	100.0%	$454,606	100.0%	$39,691	8.7%
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
Income and expenses related to the deferred compensation plan for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
	2024	2023
	(Amounts in thousands)
Operating expenses	$8,576	$4,760
Corporate general and administrative expenses	1,057	642
Other income, net	9,633	5,402
Excluding the impact of the above-mentioned income and expenses related to the deferred compensation plan, the operating results for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
	2024				2023
	(Amounts in thousands, except percentages)
	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue
Gross margin	$117,812	$8,576	$126,388	25.6%	$113,595	$4,760	$118,355	26.0%
Operating income	99,101	9,633	108,734	22.0%	97,997	5,402	103,399	22.7%
Other income (expense), net	9,424	(9,633)	(209)	—%	5,112	(5,402)	(290)	(0.1)%
Income before income tax expense	104,014	—	104,014	21.0%	99,567	—	99,567	21.9%

Operating Expenses

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating expenses by segment:
Financial Services	$265,561	$244,443	$21,118	8.6%
Benefits and Insurance Services	83,637	76,923	6,714	8.7%
National Practices	11,933	10,583	1,350	12.8%
Corporate and Other	15,354	9,062	6,292	69.4%
Total Operating expenses	$376,485	$341,011	$35,474	10.4%
Operating expenses % of revenue	76.2%	75.0%
Operating expenses excluding deferred compensation	$367,909	$336,251	$31,658	9.4%
Operating expenses excluding deferred compensation % of revenue	74.4%	74.0%

Three months ended March 31, 2024 compared to March 31, 2023. Total operating expenses for the three months ended March 31, 2024 increased by $35.5 million, or 10.4%, to $376.5 million as compared to $341.0 million in the same period of 2023. The non-qualified deferred compensation plan increased operating expenses by $8.6 million for the three months ended March 31, 2024, and by $4.8 million during the same period in 2023. Excluding the non-qualified deferred compensation expenses, which were recorded in "Corporate and Other" for segment reporting purposes, operating expenses would have been $367.9 million and $336.3 million, or 74.4% and 74.0% of revenue, for the three months ended March 31, 2024 and 2023, respectively. In addition, operating expenses for the three months ended March 31, 2024 included approximately $0.1 million non-recurring integration costs associated with the two acquisitions completed in 2024, and operating expenses for the three months ended March 31, 2023 included $0.4 million non-recurring integration costs associated with the Somerset CPAs and Advisors ("Somerset") acquisition.
The majority of our operating expenses relate to personnel costs, which include (i) salaries and benefits, (ii) commissions paid to producers, (iii) incentive compensation, and (iv) stock-based compensation. Excluding the impact of deferred compensation, which was recorded in "Corporate and Other" for segment reporting purposes, operating expenses increased by approximately $31.7 million during the three months ended March 31, 2024 as compared to the same period in 2023, driven by $23.0 million higher personnel costs (of which $7.5 million was the result of acquisitions), $2.0 million higher facility costs, $1.8 million higher professional services costs, $1.6 million higher technology related costs, $1.4 million higher direct costs, $1.3 million higher travel and entertainment costs, and $0.7 million higher depreciation and amortization expense, as well as $0.6 million higher discretionary spending to support business growth. Personnel costs are discussed in further detail under “Operating Practice Groups”.
Corporate General & Administrative (“G&A”) Expenses

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(Amounts in thousands, except percentages)
G&A expenses	$18,711	$15,598	$3,113	20.0%
G&A expenses % of revenue	3.8%	3.4%
G&A expenses excluding deferred compensation	$17,654	$14,956	$2,698	18.0%
G&A expenses excluding deferred compensation % of revenue	3.6%	3.3%

Three months ended March 31, 2024 compared to March 31, 2023. The deferred compensation plan increased G&A expenses by $1.1 million for the three months ended March 31, 2024, and increased G&A expenses by $0.6 million during the same period in 2023. G&A expenses, excluding the impact of the deferred compensation plan, would have been $17.7 million, or 3.6% of revenue, for the three months ended March 31, 2024, compared to $15.0 million, or 3.3% of revenue, for the same period in 2023, an increase of approximately $2.7 million. The increase was primarily driven by $2.2 million higher legal and other professional services costs, $0.2 million higher personnel costs, and $0.1 million higher depreciation costs, as well as $0.2 million higher other discretionary spending to support business growth. G&A expense for the three months ended March 31, 2024 included approximately $0.5 million non-recurring transaction and integration costs associated with the two acquisitions completed in 2024, and G&A expense for the three months ended March 31, 2023 included approximately $1.2 million non-recurring transaction and integration costs associated with the Somerset acquisition.
Other Income (Expense), Net

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(Amounts in thousands, except percentages)
Interest expense	$(4,511)	$(3,641)	$(870)	23.9%
Gain on sale of operations, net	—	99	(99)	(100.0)%
Other income, net (1)	9,424	5,112	4,312	84.4%
Total other income, net	$4,913	$1,570	$3,343	N/M

(1)Other income, net includes a net gain of $9.6 million during the three months ended March 31, 2024, and a net gain of $5.4 million for the same period in 2023, associated with the value of investments held in a rabbi trust related to the deferred compensation plan, which were recorded in "Corporate and Other" for segment reporting purposes. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan are offset by a corresponding increase or decrease to compensation expense, which is recorded as “Operating expenses” and “G&A expenses.” The deferred compensation plan has no impact on “Income before income tax expense” or diluted earnings per share. In addition, included in Other income, net for the three months ended March 31, 2024 and 2023, is expense of $0.4 million and $0.6 million, respectively, related to net changes in the fair value of contingent consideration related to prior acquisitions.

Interest Expense
Three months ended March 31, 2024 compared with March 31, 2023. During the three months ended March 31, 2024, our average debt balance and weighted average effective interest rate was $325.6 million and 5.23%, compared to $302.2 million and 4.54% for the same period of 2023. The increase in interest expense for the three months ended March 31, 2024 as compared to the same period in 2023 was primarily driven by a higher average debt balance as well as a higher weighted average effective interest rate.
Our indebtedness is further discussed in Note 4, Debt and Financing Arrangements, to the accompanying unaudited condensed consolidated financial statements.
Other Income, Net
Three months ended March 31, 2024 compared with March 31, 2023. For the three months ended March 31, 2024, other income, net includes a net gain of $9.6 million associated with the non-qualified deferred compensation plan. For the same period in 2023, other income, net includes a net gain of $5.4 million associated with the non-qualified deferred compensation plan. Excluding the impact of the deferred compensation plan, the three months ended March 31, 2024 and 2023 would have resulted in a net expense of $0.2 million and $0.3 million, respectively, primarily due to lower expenses associated with the net change in the fair value of contingent consideration related to prior acquisitions.
Income Tax Expense

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(Amounts in thousands, except percentages)
Income tax expense	$27,130	$26,407	$723	2.7%
Effective tax rate	26.1%	26.5%

Three months ended March 31, 2024 compared with March 31, 2023. The effective tax rate for the three months ended March 31, 2024 was 26.1%, compared to an effective tax rate of 26.5% for the comparable period in 2023. The decrease in the effective tax rate was primarily due to the tax effect of lower non-deductible expenses and lower state tax expenses relative to pre-tax income during the first quarter of 2024 as compared to the same period in 2023.
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
Financial Services

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue
Same-unit	$360,567	$343,086	$17,481	5.1%
Acquired businesses	12,063	—	12,063	N/M
Total revenue	$372,630	$343,086	$29,544	8.6%
Operating expenses	265,561	244,443	21,118	8.6%
Gross margin / Operating income	$107,069	$98,643	$8,426	8.5%
Total other income, net	86	354	(268)	N/M
Income before income tax expense	107,155	98,997	8,158	8.2%
Gross margin percent	28.7%	28.8%

Three months ended March 31, 2024 compared to March 31, 2023
Revenue
The Financial Services practice group revenue for the three months ended March 31, 2024 grew by 8.6% to $372.6 million from $343.1 million during the same period in 2023. Same-unit revenue grew by $17.5 million, or 5.1%, across all product lines, primarily driven by those units that provide traditional accounting and tax-related services, which increased $10.1 million, an increase of approximately $4.7 million in government healthcare compliance business, and an increase of approximately $2.7 million in those units that provide project-oriented advisory services. The impact of acquired businesses contributed $12.1 million, or 3.2% of 2024 revenue.
We provide a range of services to affiliated CPA firms under joint referral and administrative service agreements (“ASAs”). Fees earned under the ASAs are recorded as revenue in the accompanying Condensed Consolidated Statements of Comprehensive Income and were approximately $87.8 million and $84.8 million for the three months ended March 31, 2024 and 2023, respectively.
Operating Expenses
Operating expenses increased by $21.1 million, or 8.6%, as compared to the same period last year. Personnel costs increased by $13.8 million, of which acquisitions contributed approximately $7.0 million to the increase. Compared to the same period in 2023, facility costs, direct costs, professional services costs, technology costs, depreciation and amortization costs, corporate allocated costs, travel and entertainment costs, bad debt costs, and marketing costs increased by approximately $1.7 million, $1.6 million, $1.1 million, $0.8 million, $0.6 million, $0.6 million, $0.5 million, $0.2 million, and $0.2 million, respectively. Operating expenses as a percentage of revenue increased slightly to 71.3% for the three months ended March 31, 2024 from 71.2% of revenue for the prior year quarter.

Benefits and Insurance Services

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue
Same-unit	$107,646	$100,054	$7,592	7.6%
Acquired businesses	762	—	762	N/M
Total revenue	$108,408	$100,054	$8,354	8.3%
Operating expenses	83,637	76,923	6,714	8.7%
Gross margin / Operating income	$24,771	$23,131	$1,640	7.1%
Total other income, net	44	176	(132)	(75.0)%
Income before income tax expense	24,815	23,307	1,508	6.5%
Gross margin percent	22.8%	23.1%
Three months ended March 31, 2024 compared to March 31, 2023
Revenue
The Benefits and Insurance Services practice group revenue increased by $8.4 million, or 8.3%, to $108.4 million during the three months ended March 31, 2024 compared to $100.1 million for the same period in 2023. Same-unit revenue grew by $7.6 million, or 7.6%, across almost all of the major service lines, primarily driven by a $4.5 million increase in the employee benefit and retirement benefit services lines, a $2.6 million increase in the property and casualty services, and a $0.7 million increase in the payroll-related services, partially offset by an approximately $0.2 million decrease from other project-based services.
Operating Expenses
Operating expenses increased by $6.7 million, or 8.7%, when compared to the same period last year. Personnel costs increased by $6.0 million, of which acquisitions contributed approximately $0.4 million, primarily due to the impact of annual merit increases as well as investment in producers. Compared to the same period in 2023, professional services costs, corporate allocated costs, technology costs, direct costs, travel and entertainment cost, and facility costs increased by approximately $0.3 million, $0.2 million, $0.2 million, $0.1 million, $0.1 million, and $0.1 million, respectively, and was partially offset by $0.2 million lower bad debt expense as compared to the same period in 2023. In addition, other miscellaneous discretionary costs, net decreased by $0.1 million. Operating expenses as a percentage of revenue increased slightly to 77.2% for the quarter ended March 31, 2024 from 76.9% of revenue for the same period in 2023.
National Practices

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(Amounts in thousands, except percentages)
Same-unit revenue	$13,259	$11,466	$1,793	15.6%
Operating expenses	11,933	10,583	1,350	12.8%
Gross margin / Operating income	$1,326	$883	$443	50.2%
Income before income tax expense	1,326	883	443	50.2%
Gross margin percent	10.0%	7.7%

Three months ended March 31, 2024 compared with March 31, 2023
Revenue and Operating Expenses
The National Practices group is primarily driven by a cost-plus contract with a single client, which has existed since 1999. The cost-plus contract is a five-year contract with the most recent renewal through December 31, 2028. Revenues from this single client accounted for approximately 75% of the National Practice group’s revenue. During the three months ended March 31, 2024, revenue increased by $1.8 million, or 15.6%, while operating expenses increased by $1.4 million, or 12.8%.
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

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating expenses	$15,354	$9,062	6,292	69.4%
Corporate general and administrative expenses	18,711	15,598	3,113	20.0%
Operating loss	(34,065)	(24,660)	(9,405)	38.1%
Total other income, net	4,783	1,040	3,743	359.9%
Loss before income tax expense	(29,282)	(23,620)	(5,662)	24.0%

Three months ended March 31, 2024 compared to March 31, 2023
Total operating expenses increased by $6.3 million during the three months ended March 31, 2024, as compared to the same period in 2023. The non-qualified deferred compensation plan increased operating expenses by $8.6 million for the three months ended March 31, 2024 and by $4.8 million during the same period in 2023. Excluding the non-qualified deferred compensation expenses, operating expenses increased by $2.5 million during the three months ended March 31, 2024, as compared to the same period in 2023. The increase was primarily driven by higher personnel costs.
Total corporate general and administrative expenses increased by $3.1 million, or 20.0%, during the three months ended March 31, 2024, as compared to the same period in 2023. The non-qualified deferred compensation plan increased corporate general and administrative expenses by $1.1 million for the three months ended March 31, 2024 and by $0.6 million during the same period in 2023. Excluding the non-qualified deferred compensation expenses, corporate general and administrative expense increased by approximately $2.7 million. The increase was primarily driven by $2.2 million higher legal and other professional services costs, $0.2 million higher personnel costs, and $0.1 million higher depreciation costs, as well as $0.2 million higher other discretionary spending to support business growth. G&A expense for the three months ended March 31, 2024 included approximately $0.5 million non-recurring transaction and integration costs associated with the two acquisitions completed in 2024, and G&A expense for the three months ended March 31, 2023 included approximately $1.2 million non-recurring transaction and integration costs associated with the Somerset acquisition.
Total other income, net increased by $3.7 million during the three months ended March 31, 2024, as compared to the same period in 2023. For the three months ended March 31, 2024, total other income, net includes a net gain of $9.6 million associated with the non-qualified deferred compensation plan. For the same period in 2023, total other income, net includes a net gain of $5.4 million associated with the non-qualified deferred compensation plan. Excluding the impact of the non-qualified deferred compensation plan, total other income, net would have been $4.9 million of expense in 2024 and $4.4 million of expense in 2023, a net change of $0.5 million primarily attributed to $0.9 million higher interest expense in 2024 as compared to 2023, offset by $0.4 million decrease in expenses driven by $0.2 million lower net changes in the fair value of contingent consideration related to prior acquisitions.
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
Accounts receivable balances increase in response to the first three months' revenue generated by the Financial Services practice group. A significant amount of this revenue is billed and collected in subsequent quarters. Days sales outstanding (“DSO”) represent accounts receivable and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve months' daily revenue. We provide DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of our ability to collect on receivables in a timely manner. DSO was 101 days and 94 days at March 31, 2024 and 2023. DSO at December 31, 2023 was 78 days.
The following table presents selected cash flow information. For additional details, refer to the accompanying Condensed Consolidated Statements of Cash Flows.

	Three Months Ended March 31,
	2024	2023
	(Amounts in thousands)
Net cash used in operating activities	$(63,720)	$(44,511)
Net cash used in investing activities	(28,702)	(45,896)
Net cash provided by financing activities	71,188	61,778
Net decrease in cash, cash equivalents and restricted cash	$(21,234)	$(28,629)

Operating Activities - Cash used in operating activities was $63.7 million during the three months ended March 31, 2024, primarily consisted of working capital use of $155.9 million, which was offset by net income of $76.9 million and certain non-cash items, such as depreciation and amortization expense of $9.5 million, deferred income tax of $2.1 million, and stock-based compensation expense of $2.6 million. Cash used in operating activities was $44.5 million during the three months ended March 31, 2023 and primarily consisted of working capital use of $133.9 million, which was offset by net income of $73.2 million and certain non-cash items, such as depreciation and amortization expense of $8.6 million, deferred income tax of $2.6 million, and stock-based compensation expense of $3.8 million.
Investing Activities - Cash used in investing activities during the three months ended March 31, 2024 was $28.7 million and consisted primarily of $21.3 million used for business acquisitions, $5.1 million in capital expenditures, and $2.2 million in other investing activities primarily related to acquistion related working capital adjustment payments and notes receivable. The net cash flow related to funds held for clients and other activities were immaterial. Cash used in investing activities during the three months ended March 31, 2023 was $45.9 million and consisted primarily of $39.1 million used for business acquisitions, $3.6 million in capital expenditures, and $3.9 million in other investing activities primarily related to working capital payments and notes receivable. The use of cash was offset by $0.6 million net cash inflow related to funds held for clients and other activities.
The balances in funds held for clients and client fund obligations can fluctuate with the timing of cash receipts and the related cash payments. The nature of these accounts is further described in Note 1, Basis of Presentation and Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Financing Activities - Cash provided by financing activities during the three months ended March 31, 2024 was $71.2 million and primarily consisted of $125.4 million in net proceeds from the credit facility, partially offset by $11.2 million cash used in share repurchases for tax withholding purposes, a $11.9 million net decrease in client fund obligations and $31.1 million in contingent consideration payments related to prior acquisitions. Cash provided by financing activities during the three months ended March 31, 2023 was $61.8 million and primarily consisted of $138.0 million in net proceeds from the credit facility and $3.6 million proceeds from exercise of stock options, partially offset by $28.0 million in share repurchases, a $23.3 million net decrease in client fund obligations and $28.6 million in contingent consideration payments related to prior acquisitions.

CAPITAL RESOURCES
Credit Facility - At March 31, 2024, we had $437.8 million outstanding under the 2022 credit facility as well as $3.2 million outstanding letters of credit. Available funds under the 2022 credit facility, based on the terms of the commitment, were approximately $147.9 million at March 31, 2024. The weighted average interest rate under the 2022 credit facility was 5.23% during the three months ended March 31, 2024, compared to 4.54% for the same period in 2023. The 2022 credit facility allows for the allocation of funds for future strategic initiatives, including acquisitions and the repurchase of our common stock, subject to the terms and conditions of the 2022 credit facility.
Debt Covenant Compliance - Under the 2022 credit facility, we are required to meet certain financial covenants with respect to (i) total leverage ratio and (ii) minimum interest charge coverage ratio. We are in compliance with our financial covenants as of March 31, 2024. Our ability to service our debt and to fund future strategic initiatives will depend upon our ability to generate cash in the future. For further discussion regarding our 2022 credit facility and debt, refer to Note 4, Debt and Financing Arrangements, to the accompanying unaudited condensed consolidated financial statements.

Use of Capital - Our first priority for use of capital is to make strategic acquisitions. We also have the financing flexibility and the capacity to actively repurchase shares of our common stock. We believe that repurchasing shares of our common stock can be a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our stockholders. During the three months ended March 31, 2024, we completed two acquisitions for $21.3 million in cash. We also repurchased 0.2 million shares of our common stock at a total cost of approximately $11.2 million during the three months ended March 31, 2024.
Cash Requirements - Cash requirements for the remainder of 2024 and beyond will include acquisitions, interest payments on debt, seasonal working capital requirements, contingent purchase price payments for previous acquisitions, share repurchases, income tax payments, and capital expenditures. We believe that cash provided by operations, as well as available funds under our 2022 credit facility will be sufficient to meet cash requirements for the remainder of 2024 and beyond.
OFF-BALANCE SHEET ARRANGEMENTS
We maintain administrative service agreements with independent CPA firms (as described more fully under Item 1. “Business – Financial Services” and in Note 1, Basis of Presentation and Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023), which qualify as variable interest entities. The accompanying unaudited condensed consolidated financial statements do not reflect the operations or accounts of variable interest entities as the impact is not material to the financial condition, results of operations, or cash flows of CBIZ.
We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $3.2 million and $3.5 million at March 31, 2024 and December 31, 2023, respectively. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.3 million and $2.3 million at March 31, 2024 and December 31, 2023, respectively.
We have various agreements under which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by us under such indemnification clauses is generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2024, we are not aware of any material obligations arising under indemnification agreements that would require payment.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The SEC defines critical accounting policies as those that are most important to the portrayal of a company’s financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
Our discussion and analysis of our results of operations, financial condition and liquidity are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements. As more information becomes known, these estimates and assumptions could change, which would have an impact on actual results that may differ materially from these estimates and judgments under different assumptions. We have not made any changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements that we make, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to: we may be more sensitive to revenue fluctuations than other companies, which could result in fluctuations in the market price of our common stock; payments on accounts receivable may be slower than expected, or amounts due on receivables or notes may not be fully collectible; we are dependent on the services of our executive officers, other key employees, producers and service personnel, the loss of whom may have a material adverse effect on our business, financial condition and results of operations; restrictions imposed by independence requirements and conflict of interest rules may limit our ability to provide services to clients of the attest firms with which we have contractual relationships and the ability of such attest firms to provide attestation services to our clients; our goodwill and intangible assets could become impaired, which could lead to material non-cash charges against earnings; certain liabilities resulting from acquisitions are estimated and could lead to a material non-cash impact on earnings; governmental regulations and interpretations are subject to changes, which could have a material adverse effect on our clients, our business, our business services operations, our business models, or our revenue; changes in the United States healthcare or public health environment, including new healthcare legislation or regulations, may adversely affect the revenue and margins in our or our clients’ businesses; we are subject to risks relating to processing customer transactions for our payroll and other transaction processing businesses; cyber-attacks or other security breaches involving our computer systems or the systems of one or more of our vendors or clients could materially and adversely affect our business; we are subject to risk as it relates to software that we license from third parties; we could be held liable for errors and omissions, contract claims, or other litigation judgments or expenses; the future issuance of additional shares could adversely affect the price of our common stock; our principal stockholders may have substantial control over our operations; we require a significant amount of cash for interest payments on our debt and to expand our business as planned; terms of our credit facility may adversely affect our ability to run our business and/or reduce stockholder returns; our failure to satisfy covenants in our debt instruments could cause a default under those instruments; we are reliant on information processing systems and any failure of these systems could have a material adverse effect on our business, financial condition and results of operations; we may not be able to acquire and finance additional businesses which may limit our ability to pursue our business strategy; the business services industry is competitive and fragmented; if we are unable to compete effectively, our business, financial condition and results of operations may be negatively impacted; there is volatility in our stock price. Such forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Should one or more of these risks materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.
Consequently, no forward-looking statement can be guaranteed. A more detailed description of risk factors may be found in “Item 1A, Risk Factors” of this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023. Except as required by the federal securities laws, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the SEC, such as quarterly, periodic and annual reports.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our floating rate debt under the 2022 credit facility exposes us to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which we could borrow funds under the 2022 credit facility. The balance outstanding under our 2022 credit facility at March 31, 2024 was $437.8 million, of which $287.8 million is subject to rate risk. If market rates were to increase or decrease 100 basis points from the levels at March 31, 2024, interest expense would increase or decrease approximately $2.9 million annually.
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
As of March 31, 2024, we have the following interest rate swaps outstanding (in thousands):

	March 31, 2024
	Notional Amount	Fixed Rate	Expiration
Interest rate swap	$50,000	0.834%	4/14/2025
Interest rate swap	$30,000	1.186%	12/14/2026
Interest rate swap	$20,000	2.450%	8/14/2027
Interest rate swap	$25,000	3.669%	8/14/2027
Interest rate swap	$25,000	4.488%	10/14/2028
Management will continue to evaluate the potential use of interest rate swaps as we deem appropriate under certain operating and market conditions. We do not enter into derivative instruments for trading or speculative purposes.
In connection with the services provided by our payroll operations, funds collected from our clients’ accounts in advance are segregated and may be invested in short-term investments, such as corporate and municipal bonds. In accordance with our investment policy, all investments carry an investment grade rating at the time of the initial acquisition, and are classified as available-for-sale securities. At each respective balance sheet date, these investments are adjusted to fair value with fair value adjustments being recorded to other comprehensive income or loss and reflected in the accompanying Condensed Consolidated Statements of Comprehensive Income for the respective period. If an investment is deemed to be other-than-temporarily impaired due to credit loss, then the adjustment is recorded to "Other income, net" in the accompanying Condensed Consolidated Statements of Comprehensive Income. Refer to Note 6, Financial Instruments, and Note 7, Fair Value Measurements, to the accompanying unaudited condensed consolidated financial statements for further discussion regarding these investments and the related fair value assessments.
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
(b) Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC. These risks could materially and adversely affect the business, financial condition and results of operations of CBIZ. There have been no material changes to the risk factors disclosed under "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent sales of unregistered securities
During the three months ended March 31, 2024, approximately 129 thousand shares of our common stock were issued as payment for contingent consideration for previous acquisitions. The foregoing shares were issued in transactions not involving a public offering in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act. The persons to whom the shares were issued had access to full information about the Company and represented that they acquired the shares for their own account and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold, or otherwise transferred without having first been registered under the Securities Act or pursuant to an exemption from the Securities Act.
(b) Issuer purchases of equity securities
On February 7, 2024, our Board of Directors authorized the continuation of the Share Repurchase Program, which has been renewed annually for the past twenty years. It was effective beginning March 31, 2024, to which the amount of shares to be purchased was reset to five million, and expires one year from the effective date. This authorization allows us to purchase shares of our common stock (i) in the open market, (ii) in privately negotiated transactions, or (iii) under Rule 10b5-1 trading plans.
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
Shares repurchased under the Share Repurchase Program during the three months ended March 31, 2024 (reported on a trade-date basis) are summarized in the table below (amounts in thousands, except per share data). Average price paid per share includes fees and commissions.

	Issuer Purchases of Equity Securities
First Quarter Purchases	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
January 1 – January 31, 2024	—	$—	—	4,138
February 1 – February 29, 2024	170	$66.00	170	3,968
March 1 - March 31, 2024	—	$—	—	3,968
First Quarter Purchases	170	$66.00	170

According to the terms of our 2022 credit facility, our ability to declare or make any dividend payments is limited. Refer to Note 4, Debt and Financing Arrangements, to the condensed consolidated financial statements for a description of working capital restrictions and limitations on the payment of dividends.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the quarter period ended March 31, 2024, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense condition of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement" (as defined in the Exchange Act).

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

CBIZ, Inc.
(Registrant)

Date:	April 25, 2024	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer