Form 10-Q
period 2024-06-30
CBIZ, Inc.
filed 2024-08-01
CIK 944148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at July 29, 2024
Common Stock, $0.01 per share	50,161,633

CBIZ, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,128	$8,090
Restricted cash	44,947	30,362
Accounts receivable, net	477,841	380,152
Other current assets	38,892	34,895
Current assets before funds held for clients	562,808	453,499
Funds held for clients	131,128	159,186
Total current assets	693,936	612,685
Non-current assets:
Property and equipment, net	56,667	57,012
Goodwill and other intangible assets, net	1,035,148	1,008,604
Assets of deferred compensation plan	162,133	143,499
Right-of-use assets, net	203,972	211,024
Other non-current assets	8,949	10,768
Total non-current assets	1,466,869	1,430,907
Total assets	$2,160,805	$2,043,592
LIABILITIES
Current liabilities:
Accounts payable	$109,253	$82,831
Income taxes payable	7,374	2,097
Accrued personnel costs	95,267	133,593
Contingent purchase price liabilities	54,780	66,287
Operating lease liabilities	38,077	36,283
Other current liabilities	31,389	30,937
Current liabilities before client fund obligations	336,140	352,028
Client fund obligations	131,623	159,893
Total current liabilities	467,763	511,921
Non-current liabilities:
Bank debt	381,000	312,400
Debt issuance costs	(1,340)	(1,574)
Total long-term debt, net	379,660	310,826
Income taxes payable	2,149	1,984
Deferred income taxes, net	32,726	29,287
Deferred compensation plan obligations	162,133	143,499
Contingent purchase price liabilities	29,059	48,659
Lease liabilities	194,704	203,905
Other non-current liabilities	1,177	1,893
Total non-current liabilities	801,608	740,053
Total liabilities	1,269,371	1,251,974
STOCKHOLDERS' EQUITY
Common stock	1,379	1,374
Additional paid in capital	845,962	832,475
Retained earnings	951,761	855,084
Treasury stock	(910,322)	(899,093)
Accumulated other comprehensive income	2,654	1,778
Total stockholders’ equity	891,434	791,618
Total liabilities and stockholders’ equity	$2,160,805	$2,043,592

See the accompanying notes to the unaudited condensed consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$420,012	$398,502	$914,309	$853,108
Operating expenses	366,368	343,987	742,853	684,998
Gross margin	53,644	54,515	171,456	168,110
Corporate general and administrative expenses	22,050	15,793	40,761	31,391
Operating income	31,594	38,722	130,695	136,719
Other (expense) income:
Interest expense	(5,884)	(5,534)	(10,395)	(9,175)
Gain on sale of operations, net	—	—	—	99
Other income, net	2,483	5,421	11,907	10,533
Total other (expense) income, net	(3,401)	(113)	1,512	1,457
Income before income tax expense	28,193	38,609	132,207	138,176
Income tax expense	8,400	11,746	35,530	38,153
Net Income	19,793	26,863	96,677	100,023
Earnings per share:
Basic	$0.39	$0.54	$1.93	$1.99
Diluted	$0.39	$0.53	$1.92	$1.98
Basic weighted average shares outstanding	50,111	49,963	50,079	50,164
Diluted weighted average shares outstanding	50,276	50,385	50,248	50,639
Comprehensive income:
Net income	$19,793	$26,863	$96,677	$100,023
Other comprehensive (loss) income, net of tax	(142)	1,537	876	324
Comprehensive income	$19,651	$28,400	$97,553	$100,347

See the accompanying notes to the unaudited condensed consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Totals
March 31, 2024	137,855	87,743	$1,379	$841,268	$931,968	$(910,322)	$2,796	$867,089
Net income	—	—	—	—	19,793	—	—	19,793
Other comprehensive loss	—	—	—	—	—	—	(142)	(142)
Restricted stock units and awards	16	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	2,378	—	—	—	2,378
Business acquisitions	34	—	—	2,316	—	—	—	2,316
June 30, 2024	137,905	87,743	$1,379	$845,962	$951,761	$(910,322)	$2,654	$891,434

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Totals
March 31, 2023	137,024	86,712	$1,370	$814,686	$807,276	$(853,793)	$2,391	$771,930
Net income	—	—	—	—	26,863	—	—	26,863
Other comprehensive income	—	—	—	—	—	—	1,537	1,537
Share repurchases	—	547	—	—	—	(27,737)	—	(27,737)
Restricted stock units and awards	21	—	—	—	—	—	—	—
Stock options exercised	32	—	1	622	—	—	—	623
Stock-based compensation	—	—	—	2,788	—	—	—	2,788
Business acquisitions	4	—	—	210	—	—	—	210
Excise tax on share repurchases	—	—	$—	$387	$—	$(558)	$—	$(171)
June 30, 2023	137,081	87,259	$1,371	$818,693	$834,139	$(882,088)	$3,928	$776,043

See the accompanying notes to the unaudited condensed consolidated financial statement

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Totals
December 31, 2023	137,387	87,573	$1,374	$832,475	$855,084	$(899,093)	$1,778	$791,618
Net income	—	—	—	—	96,677	—	—	96,677
Other comprehensive income	—	—	—	—	—	—	876	876
Indirect repurchase of shares for minimum tax withholding	—	170	—	—	—	(11,229)	—	(11,229)
Restricted stock units and awards	118	—	1	(1)	—	—	—	—
Performance share units	273	—	3	(3)	—	—	—	—
Stock-based compensation	—	—	—	5,016	—	—	—	5,016
Business acquisitions	127	—	1	8,475	—	—	—	8,476
June 30, 2024	137,905	87,743	$1,379	$845,962	$951,761	$(910,322)	$2,654	$891,434

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Totals
December 31, 2022	136,295	86,115	$1,363	$799,147	$734,116	$(824,778)	$3,604	$713,452
Net income	—	—	—	—	100,023	—	—	100,023
Other comprehensive income	—	—	—	—	—	—	324	324
Share repurchases	—	975	—	—	—	(48,528)	—	(48,528)
Indirect repurchase of shares for minimum tax withholding	—	169	—	—	—	(8,224)	—	(8,224)
Restricted stock units and awards	144	—	1	(1)	—	—	—	—
Performance share units	244	—	2	(2)	—	—	—	—
Stock options exercised	221	—	3	4,249	—	—	—	4,252
Stock-based compensation	—	—	—	6,619	—	—	—	6,619
Business acquisitions	177	—	2	8,294	—	—	—	8,296
Excise tax on share repurchases	—	—	$—	$387	$—	$(558)	$—	$(171)
June 30, 2023	137,081	87,259	$1,371	$818,693	$834,139	$(882,088)	$3,928	$776,043

See the accompanying notes to the unaudited condensed consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$96,677	$100,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	19,008	17,831
Gain on sale of operations, net	—	(99)
Bad debt expense, net of recoveries	1,244	805
Adjustment to contingent earnout liability	638	1,445
Stock-based compensation expense	5,016	6,619
Deferred income taxes	3,128	4,571
Other, net	273	100
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(95,997)	(111,792)
Other assets	(1,663)	(11,594)
Accounts payable	25,058	45,350
Income taxes payable	5,443	11,913
Accrued personnel costs	(38,502)	(40,893)
Other liabilities	4,116	5,450
Net cash provided by operating activities	24,439	29,729
Cash flows from investing activities:
Business acquisitions and purchases of client lists, net of cash acquired	(22,493)	(48,630)
Purchases of client fund investments	(12,100)	—
Proceeds from the sales and maturities of client fund investments	12,421	3,190
Proceeds from sales of divested operations	—	245
Change in funds held for clients	(301)	305
Additions to property and equipment	(6,973)	(11,726)
Other, net	(3,801)	(9,001)
Net cash used in investing activities	(33,247)	(65,617)
Cash flows from financing activities:
Proceeds from bank debt	619,800	661,800
Payment of bank debt	(551,200)	(516,900)
Payment for acquisition of treasury stock	—	(48,764)
Indirect repurchase of shares for minimum tax withholding	(11,229)	(8,224)
Changes in client funds obligations	(28,270)	(40,398)
Proceeds from exercise of stock options	—	4,252
Payment of contingent consideration for acquisitions and client lists	(41,021)	(29,973)
Net cash (used in) provided by financing activities	(11,920)	21,793
Net decrease in cash, cash equivalents and restricted cash	(20,728)	(14,095)
Cash, cash equivalents and restricted cash at beginning of year	157,148	160,145
Cash, cash equivalents and restricted cash at end of period	$136,420	$146,050

Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$1,128	$3,692
Restricted cash	44,947	52,314
Cash equivalents included in funds held for clients	90,345	90,044
Total cash, cash equivalents and restricted cash	$136,420	$146,050

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
During the six months ended June 30, 2024, we completed the acquisitions of Erickson, Brown & Kloster, LLC ("EBK") and CompuData, Inc. ("CompuData") in our Financial Services practice group and Educational & Institutional Insurance Administrator, Inc.'s EIIA Higher Education Benefit Trust ("EIIA") in our Benefits and Insurance practice group for a total aggregated purchase price of $40.1 million, including $15.2 million recorded as contingent consideration. For the six months ended June 30, 2024, we recorded $12.6 million in total revenue from those acquisitions. None of the acquisition are considered material, individually or in the aggregate.
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

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS
The FASB ASC is the sole source of authoritative GAAP other than the SEC issued rules and regulations that apply only to SEC registrants. The FASB issues an ASU to communicate changes to the FASB ASC. We assess and review the impact of all issued ASUs. During the six months ended June 30, 2024, we have implemented all new ASUs that are in effect and that may impact our consolidated financial statements.

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
Accounts receivable, net, at June 30, 2024 and December 31, 2023 was as follows (in thousands):

	June 30, 2024	December 31, 2023
Trade accounts receivable	$365,199	$309,640
Unbilled revenue, at net realizable value	147,040	96,110
Total accounts receivable	512,239	405,750
Allowance for doubtful accounts	(34,398)	(25,598)
Accounts receivable, net	$477,841	$380,152

Changes to the allowance for doubtful accounts for the six months ended June 30, 2024 and twelve months ended December 31, 2023 were as follows (in thousands):

	June 30, 2024	December 31, 2023
Balance at beginning of period	$(25,598)	$(20,801)
Provision	(11,119)	(13,681)
Charge-offs, net of recoveries	2,319	8,884
Allowance for doubtful accounts	$(34,398)	$(25,598)

NOTE 4. DEBT AND FINANCING ARRANGEMENTS
2022 Credit Facility - Our primary financing arrangement is the 2022 credit facility. The 2022 credit facility has a borrowing capacity of $600 million and provides us with the capital necessary to meet our working capital needs as well as the flexibility to continue with our strategic initiatives, including business acquisitions and share repurchases. The 2022 credit facility matures on May 4, 2027. The balance outstanding under the 2022 credit facility was $381.0 million and $312.4 million at June 30, 2024 and December 31, 2023, respectively.
The effective interest rates under the 2022 credit facility, including the impact of interest rate swaps associated with the 2022 credit facility, for the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended June 30,
	2024	2023
Weighted average rates	5.41%	4.94%
Range of effective rates	1.93% - 6.83%	1.93% - 8.00%
We had approximately $209.8 million of available funds under the 2022 credit facility at June 30, 2024, net of outstanding letters of credit of $3.2 million. Available funds under the 2022 credit facility are based on a multiple of earnings before interest, taxes, depreciation and amortization as defined in the 2022 credit facility, and are reduced by letters of credit, other indebtedness and outstanding borrowings under the 2022 credit facility. Under the 2022 credit facility, loans are charged an interest rate consisting of a base rate or term SOFR rate plus an applicable margin, letters of credit are charged based on the same applicable margin, and a commitment fee is charged on the unused portion of the 2022 credit facility.
The 2022 credit facility contains certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens or other encumbrances, making certain payments, investments, or to sell or otherwise dispose of a substantial portion of assets, or to merge or consolidate with an unaffiliated entity. The 2022 credit facility also limits our ability to make dividend payments. Historically, we have not paid cash dividends on our common stock. Our Board of Directors has discretion over the payment and level of dividends on common stock, subject to the limitations of the 2022 credit facility and applicable law. The 2022 credit facility contains a provision that, in the event of a defined change in control, the 2022 credit facility may be terminated. In addition, the 2022 credit facility contains financial covenants that require us to meet certain requirements with respect to (i) a total leverage ratio and (ii) minimum interest coverage ratio which may limit our ability to borrow up to the total commitment amount. As of June 30, 2024, we are in compliance with all covenants.
Refer to the Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion on the 2022 credit facility.
Other Line of Credit - We have an unsecured $20.0 million line of credit by and among CBIZ Benefits and Insurance, Inc. and Huntington National Bank. We utilize this line to support our short-term funding requirements of payroll client fund obligations due to the investment of client funds, rather than liquidating client funds that have already been invested in available-for-sale securities. The line of credit did not have a balance outstanding at June 30, 2024. On August 1, 2024, we renewed the line of credit and it will terminate on July 31, 2025.
Interest Expense - Interest expense, including amortization of deferred financing costs, commitment fees, line of credit fees, and other applicable bank charges, for the three and six months ended June 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Credit facilities	$5,881	$5,498	$10,392	$9,138
Other	3	36	3	37
Total	$5,884	$5,534	$10,395	$9,175

NOTE 5. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Guarantees - We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $3.2 million and $3.5 million at June 30, 2024 and December 31, 2023, respectively. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.3 million and $2.3 million at June 30, 2024 and December 31, 2023, respectively.
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

NOTE 6. FINANCIAL INSTRUMENTS
Available-For-Sale Debt Securities - In connection with certain services provided by our payroll operations, we collect funds from our clients’ accounts in advance of paying client obligations. These funds held for clients are segregated and invested in accordance with our investment policy, which requires all investments carry an investment grade rating at the time of initial investment. These investments, primarily consisting of corporate and municipal bonds, are classified as available-for-sale and are included in the “Funds held for clients” line item on the accompanying unaudited Condensed Consolidated Balance Sheets. The par value of these investments totaled $39.7 million and $40.0 million at June 30, 2024 and December 31, 2023, respectively, and these investments have maturity or callable dates ranging from July 2024 through January 2026.
At June 30, 2024, unrealized losses on the securities were not material and have not been recognized as a credit loss because the bonds are investment grade quality and management is not required or does not intend to sell prior to an expected recovery in value. The bond issuers continue to make timely principal and interest payments.
The following table summarizes activities related to these investments for the six months ended June 30, 2024 and the twelve months ended December 31, 2023 (in thousands):

	Six Months Ended June 30, 2024	Twelve Months Ended December 31, 2023
Fair value at beginning of period	$39,459	$43,485
Purchases	12,100	14,122
Redemptions	(500)	(3,310)
Maturities	(11,921)	(15,155)
Change in bond premium	(238)	(1,099)
Fair market value adjustment	312	1,416
Fair value at end of period	$39,212	$39,459
In addition to the available-for-sale debt securities discussed above, we also held other depository assets in the amount of $1.6 million and $1.0 million at June 30, 2024 and December 31, 2023, respectively. Those depository assets are classified as Level 1 in the fair value hierarchy.
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
The following table summarizes our outstanding interest rate swaps and their classification in the accompanying unaudited Condensed Consolidated Balance Sheets at June 30, 2024 and December 31, 2023 (amounts in thousands):

	June 30, 2024
	Notional Amount	Fixed Rate	Expiration	Fair Value	Balance Sheet Location
Interest rate swap	$50,000	0.834%	4/14/2025	$1,654	Other current asset
Interest rate swap	$30,000	1.186%	12/14/2026	$2,227	Other non-current asset
Interest rate swap	$20,000	2.450%	8/14/2027	$1,039	Other non-current asset
Interest rate swap	$25,000	3.669%	4/14/2028	$388	Other non-current asset
Interest rate swap	$25,000	4.488%	10/14/2028	$(418)	Other non-current liability

	December 31, 2023
	Notional Amount	Fixed Rate	Expiration	Fair Value	Balance Sheet Location
Interest rate swap	$50,000	0.834%	4/14/2025	$2,282	Other non-current asset
Interest rate swap	$30,000	1.186%	12/14/2026	$2,125	Other non-current asset
Interest rate swap	$20,000	2.450%	8/14/2027	$784	Other non-current asset
Interest rate swap	$25,000	3.669%	4/14/2028	$(129)	Other non-current liability
Interest rate swap	$25,000	4.488%	10/14/2028	$(1,063)	Other non-current liability
Refer to Note 7, Fair Value Measurements, for additional disclosures regarding fair value measurements.
The following table summarizes the effects of the interest rate swaps on the accompanying unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Gain Recognized in AOCI, net of tax		Gain Reclassified from AOCI into Expense
	Three Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023
Interest rate swaps	$587	$2,187	$1,174	$1,073

	Gain Recognized in AOCI, net of tax		Gain (Loss) Reclassified from AOCI into Expense
	Six Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest rate swaps	$2,441	$1,472	$2,365	$1,970

NOTE 7. FAIR VALUE MEASUREMENTS
The following table summarizes our assets and (liabilities) at June 30, 2024 and December 31, 2023, respectively, that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (in thousands):

	Level	June 30, 2024	December 31, 2023
Deferred compensation plan assets	1	$162,133	$143,499
Available-for-sale debt securities	1	39,212	39,459
Other depository assets	1	1,571	1,031
Deferred compensation plan liabilities	1	(162,133)	(143,499)
Interest rate swaps	2	4,890	3,999
Bank debt	2	(379,660)	(310,826)
Contingent purchase price liabilities	3	(83,839)	(114,946)
During the six months ended June 30, 2024 and 2023, there were no transfers between the valuation hierarchy Levels 1, 2 and 3.

The following table summarizes the change in Level 3 fair values of our contingent purchase price liabilities for the six months ended June 30, 2024 and 2023 (pre-tax basis, in thousands):

	2024	2023
Beginning balance – December 31	$(114,946)	$(132,010)
Additions from business acquisitions	(15,184)	(30,317)
Settlement of contingent purchase price liabilities	46,929	33,307
Change in fair value of contingencies	423	(15)
Change in net present value of contingencies	(1,061)	(1,430)
Ending balance – June 30	$(83,839)	$(130,465)
The following table summarizes the changes in contingent purchase price consideration for previous acquisitions and contingent payments made for previous business acquisitions in the three and six months ended June 30, 2024 and 2023, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net expense	$204	$815	$638	$1,445
Cash settlement paid	$9,898	$1,373	$40,855	$29,808
Shares issued (number)	34	4	94	75
Refer to the Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion on the fair value measurements and classification of our financial assets and liabilities.

NOTE 8. OTHER COMPREHENSIVE INCOME
The following table is a summary of other comprehensive income and discloses the tax impact of each component of other comprehensive (loss) income for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net unrealized gain on available-for-sale securities, net of taxes (1)	$167	$159	$223	$338
Net unrealized (loss) gain on interest rate swaps, net of taxes(2)	(292)	1,383	668	(5)
Foreign currency translation	(17)	(5)	(15)	(9)
Total other comprehensive (loss) income	$(142)	$1,537	$876	$324

(1)Net of income tax expense of $68 and $64 for the three months ended June 30, 2024 and 2023, respectively. Net of income tax expense of $89 and $135 for the six months ended June 30, 2024 and 2023, respectively.
(2)Net of income tax benefit of $99 and income tax expense of $449 for the three months ended June 30, 2024 and 2023, respectively. Net of income tax expense of $223 and income tax benefit of $14 for the six months ended June 30, 2024 and 2023, respectively.

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

Compensation expense for stock-based awards recognized during the three and six months ended June 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	$—	$—	$—	$768
Restricted stock units and awards	1,552	1,355	2,903	2,614
Performance share units	826	1,433	2,113	3,237
Total stock-based compensation expense	$2,378	$2,788	$5,016	$6,619
Stock Options and Restricted Stock Units and Awards – The Company did not grant any stock options during the six months ended June 30, 2024.
The following table presents our restricted stock units and awards activity during the six months ended June 30, 2024 (in thousands, except per share data):

	Restricted Stock Units and Awards
	Number of Shares	Weighted Average Grant-Date Fair Value (1)
Outstanding at beginning of year	223	$41.19
Granted	91	$67.49
Exercised or released	(122)	$37.93
Expired or canceled	(3)	$38.52
Outstanding at June 30, 2024	189	$56.04
Exercisable at June 30, 2024	189	$56.04

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
The following table presents our PSUs activity during the six months ended June 30, 2024 (in thousands, except per share data):

	Performance Share Units	Weighted Average Grant-Date Fair Value Per Unit (1)
Outstanding at beginning of year	464	$33.84
Granted	70	$66.07
Vested	(273)	$27.51
Canceled	(7)	$39.09
Outstanding at June 30, 2024	254	$49.42
(1)Represents weighted average market value of the PSUs; PSUs are granted at no cost to the recipients.

NOTE 10. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2023 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net Income	$19,793	$26,863	$96,677	$100,023
Denominator:
Basic
Weighted average common shares outstanding	50,111	49,963	50,079	50,164
Diluted
Stock options (1)	80	198	77	235
Restricted stock units and awards (1)	73	79	80	95
Performance share units	—	106	—	106
Contingent shares (2)	12	39	12	39
Diluted weighted average common shares outstanding (3)	50,276	50,385	50,248	50,639
Basic earnings per share	$0.39	$0.54	$1.93	$1.99
Diluted earnings per share	$0.39	$0.53	$1.92	$1.98

(1)A total of 9 thousand and 96 thousand shares of stock-based awards were excluded from the calculation of diluted earnings per share for three and six months ended June 30, 2024, respectively, as their effect would be anti-dilutive. A total of 12 thousand and 53 thousand shares of stock-based awards were excluded from the calculation of diluted earnings per share for three and six months ended June 30, 2023, respectively, as their effect would be anti-dilutive.
(2)Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by us once future considerations have been met.
(3)The denominator used in calculating diluted earnings per share did not include 254 thousand PSUs for both the three and six months ended June 30, 2024. The denominator used in calculating diluted earnings per share did not include 220 thousand PSUs for both the three and six months ended June 30, 2023.The performance conditions associated with these PSUs were not met and consequently none of these PSUs were considered as issuable for the three and six months ended June 30, 2024 and 2023.

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
Segment information for the three and six months ended June 30, 2024 and 2023 is presented below. We do not manage our assets on a segment basis, therefore segment assets are not presented below.
The following table disaggregates our revenue by source (in thousands):

	Three Months Ended June 30, 2024
	Financial Services	Benefits and Insurance Services	National Practices	Consolidated
Accounting, tax, advisory and consulting	$309,233	—	—	$309,233
Core benefits and insurance services	—	93,533	—	93,533
Non-core benefits and insurance services	—	3,886	—	3,886
Managed networking, hardware services	—	—	10,250	10,250
National practices consulting	—	—	3,110	3,110
Total revenue	$309,233	$97,419	$13,360	$420,012

	Three Months Ended June 30, 2023
	Financial Services	Benefits and Insurance Services	National Practices	Consolidated
Accounting, tax, advisory and consulting	$290,930	—	—	$290,930
Core benefits and insurance services	—	91,031	—	91,031
Non-core benefits and insurance services	—	4,807	—	4,807
Managed networking, hardware services	—	—	9,067	9,067
National practices consulting	—	—	2,667	2,667
Total revenue	$290,930	$95,838	$11,734	$398,502

	Six Months Ended June 30, 2024
	Financial Services	Benefits and Insurance Services	National Practices	Consolidated
Accounting, tax, advisory and consulting	$681,863	—	—	$681,863
Core benefits and insurance services	—	198,738	—	198,738
Non-core benefits and insurance services	—	7,089	—	7,089
Managed networking, hardware services	—	—	20,438	20,438
National practices consulting	—	—	6,181	6,181
Total revenue	$681,863	$205,827	$26,619	$914,309

	Six Months Ended June 30, 2023
	Financial Services	Benefits and Insurance Services	National Practices	Consolidated
Accounting, tax, advisory and consulting	$634,016	—	—	$634,016
Core benefits and insurance services	—	187,648	—	187,648
Non-core benefits and insurance services	—	8,244	—	8,244
Managed networking, hardware services	—	—	18,021	18,021
National practices consulting	—	—	5,179	5,179
Total revenue	$634,016	$195,892	$23,200	$853,108

Segment information for the three months ended June 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended June 30, 2024
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$309,233	$97,419	$13,360	$—	$420,012
Operating expenses	262,809	83,243	12,028	8,288	366,368
Gross margin	46,424	14,176	1,332	(8,288)	53,644
Corporate general and administrative expenses	—	—	—	22,050	22,050
Operating income (loss)	46,424	14,176	1,332	(30,338)	31,594
Other income (expense):
Interest expense	—	—	—	(5,884)	(5,884)
Other income, net	128	43	(4)	2,316	2,483
Total other income (expense), net	128	43	(4)	(3,568)	(3,401)
Income (loss) before income tax expense	$46,552	$14,219	$1,328	$(33,906)	$28,193

	Three Months Ended June 30, 2023
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$290,930	$95,838	$11,734	$—	$398,502
Operating expenses	243,445	78,374	10,545	11,623	343,987
Gross margin	47,485	17,464	1,189	(11,623)	54,515
Corporate general and administrative expenses	—	—	—	15,793	15,793
Operating income (loss)	47,485	17,464	1,189	(27,416)	38,722
Other income (expense):
Interest expense	—	—	—	(5,534)	(5,534)
Other income, net	235	153	1	5,032	5,421
Total other income (loss), net	235	153	1	(502)	(113)
Income (loss) before income tax expense	$47,720	$17,617	$1,190	$(27,918)	$38,609

Segment information for the six months ended June 30, 2024 and 2023 was as follows (in thousands):

	Six Months Ended June 30, 2024
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$681,863	$205,827	$26,619	$—	$914,309
Operating expenses	528,370	166,880	23,961	23,642	742,853
Gross margin	153,493	38,947	2,658	(23,642)	171,456
Corporate general and administrative expenses	—	—	—	40,761	40,761
Operating income (loss)	153,493	38,947	2,658	(64,403)	130,695
Other income (expense):
Interest expense	—	—	—	(10,395)	(10,395)
Other income, net	214	87	(4)	11,610	11,907
Total other income (expense), net	214	87	(4)	1,215	1,512
Income (loss) before income tax expense	$153,707	$39,034	$2,654	$(63,188)	$132,207

	Six Months Ended June 30, 2023
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$634,016	$195,892	$23,200	$—	$853,108
Operating expenses (income)	487,888	155,297	21,128	20,685	684,998
Gross margin	146,128	40,595	2,072	(20,685)	168,110
Corporate general and administrative expenses	—	—	—	31,391	31,391
Operating income (loss)	146,128	40,595	2,072	(52,076)	136,719
Other income (expense):
Interest expense	—	(1)	—	(9,174)	(9,175)
Gain on sale of operations, net	99	—	—	—	99
Other income (expense), net	490	330	1	9,712	10,533
Total other income (expense), net	589	329	1	538	1,457
Income (loss) before income tax expense	$146,717	$40,924	$2,073	$(51,538)	$138,176

NOTE 12. SUBSEQUENT EVENTS

On July 30, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Marcum LLP, a New York registered limited liability partnership (“Marcum”), Marcum Advisory Group LLC, a Delaware limited liability company and wholly owned subsidiary of Marcum (“MAG”), PMMS LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Merger Sub”), and Marcum Partners SPV LLC, a Delaware limited liability company.
Under the terms of the Merger Agreement, Merger Sub will merge with and into MAG, with MAG continuing as the surviving entity and as a wholly owned subsidiary of the Company (the “Merger”). Prior to the closing of the Merger, Marcum will contribute substantially all of its non-attest business assets to MAG and MAG will assume substantially all of Marcum’s liabilities, in each case subject to certain exclusions. In a separate transaction, Mayer Hoffman McCann P.C., a national independent Certified Public Accounting firm with which the Company has an existing Administrative Service Agreement, will purchase from Marcum substantially all of Marcum’s attest business assets (the “Attest Purchase”). The Merger and the transactions contemplated by the Merger Agreement are referred to herein as the “Transaction.” Subject to the satisfaction of the conditions described below and other customary closing conditions, the Transaction is expected to close in the fourth quarter of 2024.
The aggregate consideration to be paid by the Company in connection with the Transaction is approximately $2.3 billion, on a cash-free and debt-free basis and subject to calculation and adjustments as provided in the Merger Agreement, of which approximately $1.1 billion is expected to be paid in cash and the remainder is expected to be paid in approximately 14.4 million shares of the Company's Common Stock, par value $0.01 per share (the "Common Stock") (based on $76.84 per share as specified in the Merger Agreement, which was the 30-day volume weighted average price of our Common Stock as of three business days prior to the date of the Merger Agreement.
The consideration payable in shares of common stock (the “Shares”) will be delivered as follows: (i) approximately 5% of the Shares will be subject to continued service requirements and, subject to satisfaction of those requirements, be delivered on the fourth anniversary of the closing (“performance shares”); (ii) excluding those performance shares, approximately 25% of the Shares will be delivered on the later of three business days following closing and January 2, 2025; and (iii) the remaining approximately 75% of the Shares, excluding performance shares, will be delivered in 36 monthly installments after the initial delivery. The Shares, once fully issued, will constitute approximately 22% of the Company's outstanding shares, without giving effect to any subsequent issuances, repurchases or other changes in the number of shares outstanding.
Each of the Company, Merger Sub, Marcum and MAG has provided customary representations, warranties and covenants in the Merger Agreement. The completion of the Merger is subject to various closing conditions, including, among others, (a) the expiration of all waiting periods and receipt of all approvals required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; (b) the Company obtaining stockholder approval of the issuance of the Shares in connection with the Transaction as required by the rules of the New York Stock Exchange; (c) Marcum obtaining the requisite approval of its partners as specified in the Merger Agreement; (d) the Company obtaining debt financing as contemplated by the commitment letter described below; and (e) the completion of the Attest Purchase.
The Merger Agreement contains customary termination rights for both the Company and Marcum. Both the Company and Marcum have the right to terminate the Merger Agreement if the Transaction is not consummated on or prior to May 1, 2025, subject to certain exceptions. In the case of certain terminations under the circumstances described in the Merger Agreement, the Company may be required to pay a termination fee to Marcum of $48.0 million if debt financing is not obtained or $25.0 million if approval of the Company’s stockholders is not obtained or the Company’s board changes its recommendation with respect to the Transaction. Marcum may be required to pay a termination fee to the Company of $22.0 million if the requisite approval of Marcum partners is not obtained within the time period specified in the Merger Agreement.
The Company has obtained committed financing to, among other things, fund the cash portion of the purchase price pursuant to a commitment letter (the “Commitment Letter”) entered into on July 30, 2024, with Bank of America, N.A. and BofA Securities, Inc., which provides commitments for senior secured credit facilities (the “Senior Credit Facilities”) in an aggregate principal amount of $2.0 billion, consisting of (x) a $600 million five year senior secured revolving credit facility and (y) a $1.4 billion five year senior secured term loan facility. The funding of the Senior Credit Facilities is contingent on the satisfaction of customary conditions, including (i) execution and delivery of definitive documentation with respect to the Senior Credit Facilities in accordance with the terms set forth in the Commitment Letter and (ii) consummation of the acquisition of Marcum.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we”, “us”, “our”, "CBIZ" or the "Company" shall mean CBIZ, Inc., a Delaware corporation, and its operating subsidiaries.
The following discussion is intended to assist in the understanding of our financial position at June 30, 2024 and December 31, 2023, results of operations for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023, and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2023. This discussion and analysis contains forward-looking statements and should be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” included in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2023.
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
EXECUTIVE SUMMARY
Revenue for the three months ended June 30, 2024 increased by $21.5 million, or 5.4%, to $420.0 million from $398.5 million for the same period in 2023. Same-unit revenue increased by approximately $11.0 million, or 2.8%, as compared to the same period in 2023. Revenue from newly acquired operations contributed $10.5 million, or 2.6%, of incremental revenue for the three months ended June 30, 2024 as compared to the same period in 2023.
Revenue for the six months ended June 30, 2024 increased by $61.2 million, or 7.2%, to $914.3 million from $853.1 million for the same period in 2023. Same-unit revenue increased by approximately $37.9 million, or 4.4%, as compared to the same period in 2023. Revenue from newly acquired operations contributed $23.3 million, or 2.7%, of incremental revenue for the six months ended June 30, 2024 as compared to the same period in 2023. A detailed discussion of revenue by practice group is included under "Operating Practice Groups".
Net income was $19.8 million, or $0.39 per diluted share, in the second quarter of 2024, compared to $26.9 million, or $0.53 per diluted share, in the second quarter of 2023. For the six months ended June 30, 2024, net income was $96.7 million, or $1.92 per diluted share, compared to $100.0 million, or $1.98 per diluted share, for the same period in 2023. Refer to “Results of Operations" for a detailed discussion of the components of net income.
On July 30, 2024, we entered into a Merger Agreement to acquire the non-attest business of Marcum for a total consideration of approximately 2.3 billion. The Merger and the transactions contemplated by the Merger Agreement are referred to herein as the “Transaction". Subject to the satisfaction of closing conditions, the Transaction is expected to close in the fourth quarter of 2024. Refer to Note 12. Subsequent Events to the accompanying unaudited condensed consolidated financial statements for further discussion regarding the Transaction.
Strategic Use of Capital
Our first priority for use of capital is to make strategic acquisitions. We also have the financing flexibility and the capacity to actively repurchase shares of our common stock. We believe that repurchasing shares of our common stock can be a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our stockholders. During the six months ended June 30, 2024, we completed three acquisitions for $22.5 million in cash. We also repurchased 0.2 million shares of our common stock for tax withholding purposes at a total cost of approximately $11.2 million in the six months ended June 30, 2024.

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
RESULTS OF OPERATIONS
Revenue
The following tables summarize total revenue for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	% of Total	2023	% of Total	$ Change	% Change
	(Amounts in thousands, except percentages)
Financial Services	$309,233	73.6%	$290,930	73.0%	$18,303	6.3%
Benefits and Insurance Services	97,419	23.2%	95,838	24.0%	1,581	1.6%
National Practices	13,360	3.2%	11,734	3.0%	1,626	13.9%
Total CBIZ	$420,012	100.0%	$398,502	100.0%	$21,510	5.4%

	Six Months Ended June 30,
	2024	% of Total	2023	% of Total	$ Change	% Change
	(Amounts in thousands, except percentages)
Financial Services	$681,863	74.6%	$634,016	74.3%	$47,847	7.5%
Benefits and Insurance Services	205,827	22.5%	195,892	23.0%	9,935	5.1%
National Practices	26,619	2.9%	23,200	2.7%	3,419	14.7%
Total CBIZ	$914,309	100.0%	$853,108	100.0%	$61,201	7.2%
A detailed discussion of same-unit revenue by practice group is included under “Operating Practice Groups.”
Non-qualified Deferred Compensation Plan
We sponsor a non-qualified deferred compensation plan (the "deferred compensation plan"), under which a CBIZ employee’s compensation deferral is held in a rabbi trust and invested accordingly as directed by the employee. Income and expenses related to the deferred compensation plan, which are recorded in "Corporate and Other" for segment reporting purposes, are included in “Operating expenses”, “Gross margin” and “Corporate general and administrative expenses” and are directly offset by deferred compensation gains or losses in “Other (expense) income, net” in the accompanying unaudited Condensed Consolidated Statements of Comprehensive Income. The deferred compensation plan has no impact on “Income before income tax expense” or diluted earnings per share.
Income and expenses related to the deferred compensation plan for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Amounts in thousands)
Operating expenses	$2,283	$5,102	$10,859	$9,862
Corporate general and administrative expenses	323	631	1,380	1,273
Other income, net	2,606	5,733	12,239	11,135

Excluding the impact of the above-mentioned income and expenses related to the deferred compensation plan, the operating results for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,
	2024				2023
	(Amounts in thousands, except percentages)
	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue
Gross margin	$53,644	$2,283	$55,927	13.3%	$54,515	$5,102	$59,617	15.0%
Operating income	31,594	2,606	34,200	8.1%	38,722	5,733	44,455	11.2%
Other income (expense), net	2,483	(2,606)	(123)	—%	5,421	(5,733)	(312)	(0.1)%
Income before income tax expense	28,193	—	28,193	6.7%	38,609	—	38,609	9.7%

	Six Months Ended June 30,
	2024				2023
	(Amounts in thousands, except percentages)
	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue
Gross margin	$171,456	$10,859	$182,315	19.9%	$168,110	$9,862	$177,972	20.9%
Operating income	130,695	12,239	142,934	15.6%	136,719	11,135	147,854	17.3%
Other income (expense), net	11,907	(12,239)	(332)	—%	10,533	(11,135)	(602)	(0.1)%
Income before income tax expense	132,207	—	132,207	14.5%	138,176	—	138,176	16.2%

Operating Expenses
The following tables summarize total operating expenses for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating expenses by segment:
Financial Services	$262,809	$243,445	$19,364	8.0%
Benefits and Insurance Services	83,243	78,374	4,869	6.2%
National Practices	12,028	10,545	1,483	14.1%
Corporate and Other	8,288	11,623	(3,335)	(28.7)%
Total Operating expenses	$366,368	$343,987	$22,381	6.5%
Operating expenses % of revenue	87.2%	86.3%
Operating expenses excluding deferred compensation	$364,085	$338,885	$25,200	7.4%
Operating expenses excluding deferred compensation % of revenue	86.7%	85.0%

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating expenses by segment:
Financial Services	$528,370	$487,888	$40,482	8.3%
Benefits and Insurance Services	166,880	155,297	$11,583	7.5%
National Practices	23,961	21,128	$2,833	13.4%
Corporate and Other	23,642	20,685	$2,957	14.3%
Total Operating expenses	$742,853	$684,998	$57,855	8.4%
Operating expenses % of revenue	81.2%	80.3%
Operating expenses excluding deferred compensation	$731,994	$675,136	$56,858	8.4%
Operating expenses excluding deferred compensation % of revenue	80.1%	79.1%

Three months ended June 30, 2024 compared to June 30, 2023. Total operating expenses for the three months ended June 30, 2024 increased by $22.4 million, or 6.5%, to $366.4 million as compared to $344.0 million in the same period of 2023. The deferred compensation plan increased operating expenses by $2.3 million for the three months ended June 30, 2024, and by $5.1 million during the same period in 2023. Excluding the deferred compensation expenses, which were recorded in "Corporate and Other" for segment reporting purposes, operating expenses would have been $364.1 million and $338.9 million, or 86.7% and 85.0% of revenue, for the three months ended June 30, 2024 and 2023, respectively. In addition, operating expenses for the three months ended June 30, 2024 included approximately $0.2 million non-recurring integration costs associated with the acquisitions completed in 2024, and operating expenses for the three months ended June 30, 2023 included $0.6 million non-recurring integration costs associated with the Somerset CPAs and Advisors ("Somerset") acquisition.
The majority of our operating expenses relate to personnel costs, which include (i) salaries and benefits, (ii) commissions paid to producers, (iii) incentive compensation, and (iv) stock-based compensation. Excluding the impact of deferred compensation, which was recorded in "Corporate and Other" for segment reporting purposes, operating expenses increased by approximately $25.2 million during the three months ended June 30, 2024 as compared to the same period in 2023, driven by $18.1 million higher personnel costs (of which $5.0 million was the result of acquisitions), $2.8 million higher direct costs, $2.1 million higher technology costs, $0.9 million higher professional service costs, $0.6 million higher travel and entertainment costs, $0.4 million higher facility costs, and

$0.3 million higher discretionary spending to support business growth. Personnel costs are discussed in further detail under “Operating Practice Groups”.
Six months ended June 30, 2024 compared to June 30, 2023. Total operating expenses for the six months ended June 30, 2024 increased by $57.9 million, or 8.4%, to $742.9 million as compared to $685.0 million in the same period of 2023. The deferred compensation plan increased operating expenses by $10.9 million for the six months ended June 30, 2024, and by $9.9 million during the same period in 2023. Excluding the impact of deferred compensation, which was recorded in "Corporate and Other" for segment reporting purposes, operating expenses would have been $732.0 million and $675.1 million, or 80.1% and 79.1% of revenue, for the six months ended June 30, 2024 and 2023, respectively, an increase of $56.9 million as compared to the same period in 2023. In addition, operating expense for the six months ended June 30, 2024 included approximately $0.3 million non-recurring integration costs related to the acquisitions completed in 2024, and operating expenses for the six months ended June 30, 2023 included $1.0 million non-recurring integration and retention costs associated with the Somerset acquisition. The increase in operating expense was driven by personnel costs increase of $41.2 million (of which $12.5 million was the result of acquisitions), $4.1 higher direct cost, $3.7 million higher technology costs, $2.7 million higher professional service costs, $2.3 million higher facility costs, $1.9 higher travel and entertainment costs, $0.9 million higher depreciation and amortization expense, and $0.1 million higher other discretionary spending to support business growth. Personnel costs are discussed in further detail under “Operating Practice Groups”.
Corporate General & Administrative (“G&A”) Expenses

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(Amounts in thousands, except percentages)
G&A expenses	$22,050	$15,793	$6,257	39.6%
G&A expenses % of revenue	5.2%	4.0%
G&A expenses excluding deferred compensation	$21,727	$15,162	$6,565	43.3%
G&A expenses excluding deferred compensation % of revenue	5.2%	3.8%

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(Amounts in thousands, except percentages)
G&A expenses	$40,761	$31,391	$9,370	29.8%
G&A expenses % of revenue	4.5%	3.7%
G&A expenses excluding deferred compensation	$39,381	$30,118	$9,263	30.8%
G&A expenses excluding deferred compensation % of revenue	4.3%	3.5%
Three months ended June 30, 2024 compared to June 30, 2023. The deferred compensation plan increased G&A expenses by $0.3 million for the three months ended June 30, 2024, and increased G&A expenses by $0.6 million during the same period in 2023. G&A expenses, excluding the impact of the deferred compensation plan, would have been $21.7 million, or 5.2% of revenue, for the three months ended June 30, 2024, compared to $15.2 million, or 3.8% of revenue, for the same period in 2023, an increase of approximately $6.6 million. The increase was primarily driven by $5.6 million higher legal and other professional services costs largely associated with the announced Transaction, $0.4 millon higher travel and entertainment costs, $0.4 million higher technology costs, $0.2 million higher depreciation costs, and $0.7 million higher other discretionary spending to support the business growth. The increase in G&A expenses was partially offset by $0.7 million lower personnel costs and $0.1 million lower facilitiy related costs. G&A expense for the three months ended June 30, 2024 included approximately $0.1 million of non-recurring transaction and integration costs associated with the acquisitions completed in 2024, and G&A expense for the three months ended June 30, 2023 included approximately $0.3 million of non-recurring transaction and integration costs associated with the Somerset acquisition.

Six months ended June 30, 2024 compared to June 30, 2023. The deferred compensation plan increased G&A expense by $1.4 million for the six months ended June 30, 2024, and increased G&A expenses by $1.3 million during the same period in 2023. G&A expenses, excluding the impact of the deferred compensation plan, would have been $39.4 million, or 4.3% of revenue, for the six months ended June 30, 2024, compared to $30.1 million, or 3.5% of revenue, for the same period in 2023. The increase in G&A expenses was primarily driven by $7.8 million higher legal and other professional services costs largely associated with the announced Transaction, $0.4 millon higher travel and entertainment costs, $0.3 million higher technology costs, $0.3 million higher depreciation costs, and $1.0 million higher other discretionary spending to support the business growth. The increase in G&A expenses for the six months ended June 30, 2024 was partially offset by $0.5 million lower personnel costs and $0.1 million lower facilitiy related costs. In addition, G&A expense for the six months ended June 30, 2024 included a $0.6 million non-recurring transaction and integration costs related to the aquistions completed in 2024 . G&A expense for the six months ended June 30, 2023 included a $1.5 million non-recurring transaction and integration costs related to the Somerset acquisition.
Other (Expense) Income, Net

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(Amounts in thousands, except percentages)
Interest expense	$(5,884)	$(5,534)	$(350)	6.3%
Other income, net (1)	2,483	5,421	(2,938)	(54.2)%
Total other expense, net	$(3,401)	$(113)	$(3,288)	N/M

(1) Other income, net includes a net gain of $2.6 million during the three months ended June 30, 2024, and a net gain of $5.7 million for the same period in 2023, associated with the value of investments held in a rabbi trust related to the deferred compensation plan, which were recorded in "Corporate and Other" for segment reporting purposes. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan are offset by a corresponding increase or decrease to compensation expense, which is recorded as “Operating expenses” and “G&A expenses.” The deferred compensation plan has no impact on “Income before income tax expense” or diluted earnings per share. In addition, included in Other income, net for the three months ended June 30, 2024 and 2023, is expense of $0.2 million and $0.8 million, respectively, related to net changes in the fair value of contingent consideration related to prior acquisitions.

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(Amounts in thousands, except percentages)
Interest expense	$(10,395)	$(9,175)	$(1,220)	13.3%
Gain on sale of operations, net	—	99	(99)	(100.0)%
Other income, net (2)	11,907	10,533	1,374	13.0%
Total other income, net	$1,512	$1,457	$55	3.8%

(2) Other income, net includes a net gain of $12.2 million during the six months ended June 30, 2024, and a net gain of $11.1 million for the same period in 2023, associated with the value of investments held in a rabbi trust related to the deferred compensation plan, which were recorded in "Corporate and Other" for segment reporting purposes. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan are offset by a corresponding increase or decrease to compensation expense, which is recorded as “Operating expenses” and “G&A expenses.” The deferred compensation plan has no impact on “Income before income tax expense” or diluted earnings per share. In addition, included in Other income, net for the six months ended June 30, 2024 and 2023, is expense of $0.6 million and $1.4 million, respectively, related to net changes in the fair value of contingent consideration related to prior acquisitions.

Interest Expense
Three and six months ended June 30, 2024 compared with June 30, 2023. During the three months ended June 30, 2024, our average debt balance and weighted average effective interest rate was $410.1 million and 4.85%, respectively, compared to $403.1 million and 5.24% for the same period of 2023. The increase in interest expense for the three months ended June 30, 2024 as compared to the same period in 2023 was primarily driven by a higher average debt balance.
During the six months ended June 30, 2024, our average debt balance and interest rate was $367.9 million and 5.41% compared to $352.9 million and 4.94% for the same period of 2023. The increase in interest expense for the six months ended June 30, 2024 as compared to the same period in 2023 was primarily driven by a higher average debt balance as well as a higher weighted average effective interest rate.
Our indebtedness is further discussed in Note 4, Debt and Financing Arrangements, to the accompanying unaudited condensed consolidated financial statements.
Other Income, Net
Three and six months ended June 30, 2024 compared with June 30, 2023. For the three months ended June 30, 2024, other income, net includes a net gain of $2.6 million associated with the deferred compensation plan. For the same period in 2023, other income, net includes a net gain of $5.7 million associated with the deferred compensation plan. Excluding the impact of the deferred compensation plan, the decrease in other income, net for the three months ended June 30, 2024 was not material as compared to the same period in 2023.
For the six months ended June 30, 2024, other income, net includes a net gain of $12.2 million associated with the deferred compensation plan. For the same period in 2023, other income, net includes a net gain of $11.1 million associated with the deferred compensation plan. Excluding the impact of the deferred compensation plan, other income, net decreased by $0.3 million in 2024 as compared to 2023.
Income Tax Expense

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(Amounts in thousands, except percentages)
Income tax expense	$8,400	$11,746	$(3,346)	(28.5)%
Effective tax rate	29.8%	30.4%

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(Amounts in thousands, except percentages)
Income tax expense	$35,530	$38,153	$(2,623)	(6.9)%
Effective tax rate	26.9%	27.6%

Three and six months ended June 30, 2024 compared with June 30, 2023. The effective tax rate for the three months ended June 30, 2024 was 29.8%, compared to an effective tax rate of 30.4% for the comparable period in 2023. The decrease in the effective tax rate for the three month period ending June 30, 2024 was primarily due to the tax effect of lower non-deductible expenses and lower state tax expenses relative to pre-tax income during the second quarter of 2024 as compared to the same period in 2023.

The effective tax rate for the six months ended June 30, 2024 was 26.9%, compared to an effective tax rate of 27.6% for the same period in 2023. The decrease in the effective tax rate for the six month period ending June 30, 2024 was primarily due to the tax effect of lower non-deductible expenses and lower state tax expenses relative to pre-tax income during the six months ended June 30, 2024 as compared to the same period in 2023.
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

Financial Services

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue
Same-unit	$299,691	$290,930	$8,761	3.0%
Acquired businesses	9,542	—	9,542	N/M
Total revenue	$309,233	$290,930	$18,303	6.3%
Operating expenses	262,809	243,445	19,364	8.0%
Gross margin / Operating income	$46,424	$47,485	$(1,061)	(2.2)%
Total other income, net	128	235	(107)	(45.5)%
Income before income tax expense	46,552	47,720	(1,168)	(2.4)%
Gross margin percent	15.0%	16.3%

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue
Same-unit	$660,257	$634,016	$26,241	4.1%
Acquired businesses	21,606	—	21,606	N/M
Total revenue	$681,863	$634,016	$47,847	7.5%
Operating expenses	528,370	487,888	40,482	8.3%
Gross margin / Operating income	$153,493	$146,128	$7,365	5.0%
Total other income, net	214	589	(375)	(63.7)%
Income before income tax expenses	153,707	146,717	6,990	4.8%
Gross margin percent	22.5%	23.0%

Three months ended June 30, 2024 compared to June 30, 2023
Revenue
The Financial Services practice group revenue for the three months ended June 30, 2024 grew by 6.3% to $309.2 million from $290.9 million during the same period in 2023. Same-unit revenue grew by $8.8 million, or 3.0%, primarily driven by those units that provide government healthcare compliance business consulting, which increased by $8.3 million, and those units that provide project based advisory services, which increased by approximately $2.2 million. The increase was offset by a decrease in revenue of approximately $1.7 million from those units that provide traditional accounting and tax-related services for the three months ended June 30, 2024.The impact of acquired businesses contributed $9.5 million, or 3.1%, of 2024 revenue.
We provide a range of services to affiliated CPA firms under joint referral and administrative service agreements (“ASAs”). Fees earned under the ASAs are recorded as revenue in the accompanying Condensed Consolidated Statements of Comprehensive Income and were approximately $68.9 million and $65.9 million for the three months ended June 30, 2024 and 2023, respectively.
Operating Expenses
Operating expenses increased by $19.4 million, or 8.0%, as compared to the same period last year. Personnel costs increased by $12.9 million, of which acquisitions contributed approximately $4.6 million to the increase. Compared to the same period in 2023, direct costs, technology costs, professional services costs, travel and entertainment costs, corporate allocated costs, facility costs, depreciation and amortization costs, and employee gifts and activities increased by approximately $2.6 million, $1.4 million, $0.8 million, $0.6 million, $0.4 million, $0.4 million, $0.2 million, and $0.1 million, respectively. Other discretionary costs, net increased by approximately $1.5 million. Operating expenses as a percentage of revenue increased slightly to 85.0% for the three months ended June 30, 2024 from 83.7% of revenue for the prior year quarter.

Six months ended June 30, 2024 compared to June 30, 2023
Revenue
Revenue for the six months ended June 30, 2024 grew by 7.5% to $681.9 million from $634.0 million during the same period in 2023. Same-unit revenue grew by $26.2 million, or 4.1%, across almost all service lines, primarily driven by those units that provide government healthcare compliance business consulting, which increased by $13.0 million, the units that provide traditional accounting and tax-related services, which increased $9.0 million, and by those units that provide project-oriented advisory services, which increased by approximately $4.2 million.The impact of acquired businesses contributed a total of $21.6 million, or 3%, of Financial Services practice group's revenue for the six months ended June 30, 2024.
Fees earned under the ASAs, as described above, were approximately $156.8 million and $150.7 million for the six months ended June 30, 2024 and 2023, respectively.
Operating Expenses
Operating expenses increased by $40.5 million, or 8.3%, as compared to the same period last year. Personnel costs increased by $27.0 million, of which acquisitions contributed approximately $11.6 million to the increase. Compared to the same period in 2023, direct costs, technology costs, facility costs, professional services costs, travel and entertainment costs, corporate allocated costs, depreciation and amortization costs, bad debt, and marketing costs increased by approximately $4.2 million, $2.2 million, $2.1 million, $1.9 million, $1.2 million, $1 million, $0.8 million, $0.3 million, and $0.3 million respectively. Other discretionary costs, net increased by approximately $1.5 million. Operating expense as a percentage of revenue increased to 77.5% during the six months ended June 30, 2024 from 77.0% of revenue during the same period in 2023.
Benefits and Insurance Services

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue
Same-unit	$96,475	$95,838	$637	0.7%
Acquired businesses	944	—	944	N/M
Total revenue	$97,419	$95,838	$1,581	1.6%
Operating expenses	83,243	78,374	4,869	6.2%
Gross margin / Operating income	$14,176	$17,464	$(3,288)	(18.8)%
Total other income, net	43	153	(110)	(71.9)%
Income before income tax expense	14,219	17,617	(3,398)	(19.3)%
Gross margin percent	14.6%	18.2%

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue
Same-unit	$204,121	$195,892	$8,229	4.2%
Acquired businesses	1,706	—	1,706
Total revenue	$205,827	$195,892	$9,935	5.1%
Operating expenses	166,880	155,297	11,583	7.5%
Gross margin/ Operating income	$38,947	$40,595	$(1,648)	(4.1)%
Total other income, net	87	329	(242)	(4.1)%
Income before income tax expenses	39,034	40,924	(1,890)	(4.6)%
Gross margin percent	18.9%	20.7%

Three months ended June 30, 2024 compared to June 30, 2023
Revenue
The Benefits and Insurance Services practice group revenue increased by $1.6 million, or 1.6%, to $97.4 million during the three months ended June 30, 2024 compared to $95.8 million for the same period in 2023. Same-unit revenue grew by $0.6 million, or 0.7%, primarily driven by a $3.2 million increase in the employee benefit and retirement benefit services lines, and a $0.5 million increase in the payroll-related services, partially offset by a $2.2 million decrease in property and casualty services. During the three months ended June 30, 2024, property and casualty service line experienced the departure of a small group of producers and support staff and a loss of clients served by this group, which contributed to the $2.2 million decrease in revenue generated by the property and casualty services.
Operating Expenses
Operating expenses increased by $4.9 million, or 6.2%, when compared to the same period last year. Personnel costs increased by $3.9 million, of which acquisitions contributed approximately $0.5 million, primarily due to the impact of annual merit increases as well as investment in producers. Compared to the same period in 2023, technology costs and bad debt costs increased by approximately $0.4 million and $0.3 million, respectively, and was partially offset by $0.1 million lower travel and entertainment costs as compared to the same period in 2023. Operating expenses as a percentage of revenue increased to 85.4% for the quarter ended June 30, 2024 from 81.8% of revenue for the same period in 2023, primarily due to decrease in revenue generated from the property and casualty services.
Six months ended June 30, 2024 compared to June 30, 2023
Revenue
The Benefits and Insurance Services practice group revenue increased by $9.9 million, or 5.1%, to $205.8 million, during the six months ended June 30, 2024 compared to $195.9 million for the same period in 2023. Same-unit revenue grew by $8.2 million, or 4.2%, across almost all of the major service lines, primarily driven by a $7.7 million increase in employee benefit and retirement benefit services lines, a $1.2 million increase in payroll related services, and a $0.5 million increase in the property and casualty services, partially offset by an approximately $1.0 million decrease in other project based services.
Operating Expenses
Operating expenses increased by $11.6 million, or 7.5%, when compared to the same period last year. Personnel cost increased by $9.9 million primarily due to timing of annual merit increases, bonus accrual, as well as investment in producers. Compared to the same period in 2023, technology costs, direct costs, bad debt costs, as well as facility costs increased by approximately $0.6 million, $0.3 million, $0.2 million, and $0.2 million, respectively. Operating expense as a percentage of revenue slightly increased to 81.1% during the six months ended June 30, 2024 from 79.3% of revenue for the same period in 2023.

National Practices

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(Amounts in thousands, except percentages)
Same-unit revenue	$13,360	$11,734	$1,626	13.9%
Operating expenses	12,028	10,545	1,483	14.1%
Gross margin / Operating income	$1,332	$1,189	$143	12.0%
Total other (expense) income, net	(4)	1	(5)	N/M
Income before income tax expense	1,328	1,190	138	11.6%
Gross margin percent	10.0%	10.1%

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(Amounts in thousands, except percentages)
Same-unit revenue	$26,619	$23,200	$3,419	14.7%
Operating expenses	23,961	21,128	2,833	13.4%
Gross margin / Operating income	$2,658	$2,072	$586	28.3%
Total other (expense) income, net	(4)	1	(5)	N/M
Income before income tax expenses	2,654	2,073	581	28.0%
Gross margin percent	10.0%	8.9%

Three and six months ended June 30, 2024 compared with June 30, 2023
Revenue and Operating Expenses
The National Practices group is primarily driven by a cost-plus contract with a single client, which has existed since 1999. The cost-plus contract is a five-year contract with the most recent renewal through December 31, 2028. Revenues from this single client accounted for approximately 75% of the National Practice group’s revenue. During the three and six months ended June 30, 2024, revenue increased by $1.6 million, or 13.9%, and $3.4 million, or 14.7%, respectively, while operating expenses increased by $1.5 million, or 14.1%, and $2.8 million, or 13.4%, respectively.

Corporate and Other
Corporate and Other are operating expenses that are not directly allocated to the individual business units. These expenses primarily consist of certain health care costs, gains or losses attributable to assets held in our deferred compensation plan, stock-based compensation, consolidation and integration charges, certain professional fees, certain advertising costs and other various expenses.

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating expenses	$8,288	$11,623	(3,335)	(28.7)%
Corporate general and administrative expenses	22,050	15,793	6,257	39.6%
Operating loss	(30,338)	(27,416)	(2,922)	10.7%
Total other expense, net	(3,568)	(502)	(3,066)	610.8%
Loss before income tax expense	(33,906)	(27,918)	(5,988)	21.4%

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating expenses	$23,642	$20,685	2,957	14.3%
Corporate general and administrative expenses	40,761	31,391	9,370	29.8%
Operating loss	(64,403)	(52,076)	(12,327)	23.7%
Total other income, net	1,215	538	677	126%
Loss before income tax expenses	(63,188)	(51,538)	(11,650)	22.6%

Three months ended June 30, 2024 compared to June 30, 2023
Total operating expenses decreased by $3.3 million during the three months ended June 30, 2024, as compared to the same period in 2023. The deferred compensation plan increased operating expenses by $2.3 million for the three months ended June 30, 2024 and by $5.1 million during the same period in 2023. Excluding the deferred compensation expenses, operating expenses decreased by $0.5 million during the three months ended June 30, 2024, as compared to the same period in 2023. The decrease was primarily driven by lower marketing as well as facility related costs.
Total corporate general and administrative expenses increased by $6.3 million, or 39.6%, during the three months ended June 30, 2024, as compared to the same period in 2023. The deferred compensation plan increased corporate general and administrative expenses by $0.3 million for the three months ended June 30, 2024 and by $0.6 million during the same period in 2023. Excluding the deferred compensation expenses, corporate general and administrative expense increased by approximately $6.6 million. The increase was primarily driven by $5.6 million higher legal and other professional services costs largely associated with the announced Transaction, $0.4 millon higher travel and entertainment costs, $0.4 million higher technology costs, $0.2 million higher depreciation costs, and $0.7 million higher other discretionary spending to support the business growth. The increase in G&A expenses was partially offset by $0.7 million lower personnel costs and $0.1 million lower facility related costs. G&A expense for the three months ended June 30, 2024 included approximately $0.1 million non-recurring transaction and integration costs associated with the acquisitions completed in 2024, and G&A expense for the three months ended June 30, 2023 included approximately $0.3 million non-recurring transaction and integration costs associated with the Somerset acquisition.
Total other expense, net increased by $3.1 million during the three months ended June 30, 2024, as compared to the same period in 2023. For the three months ended June 30, 2024, total other expense, net includes a net gain of $2.6 million associated with the deferred compensation plan. For the same period in 2023, total other expense, net includes a net gain of $5.7 million associated with the deferred compensation plan. Excluding the impact of the deferred compensation plan, total other expense, net would have been $6.2 million in 2024 and $6.2 million in 2023, relatively unchanged.

Six months ended June 30, 2024 compared to June 30, 2023
Total operating expenses increased by $3.0 million, or 14.3%, during the six months ended June 30, 2024, as compared to the same period in 2023. The deferred compensation plan increased operating expenses by $10.9 million for the six months ended June 30, 2024, and by $9.9 million during the same period in 2023. Excluding the deferred compensation expenses, operating expense increase by approximately $2.0 million during the six months ended June 30, 2024, primarily driven by higher personnel related costs, as compared to the same period in 2023.
Total G&A expenses increased by $9.4 million, or 29.8%, during the six months ended June 30, 2024, as compared to the same period in 2023. The deferred compensation plan increased G&A expenses by $1.4 million for the six months ended June 30, 2024, and by $1.3 million during the same period in 2023. Excluding the deferred compensation expenses, G&A expense increased by approximately $9.3 million during the six months ended June 30, 2024, compared to the same period in 2023. The increase in G&A expenses was primarily driven by $7.8 million higher legal and other professional services costs largely associated with the announced Transaction, $0.4 million higher travel and entertainment costs, $0.3 million higher technology costs, $0.3 million higher depreciation costs, and $1.0 million higher other discretionary spending to support the business growth. The increase in G&A expenses was partially offset by $0.5 million lower personnel costs and $0.1 million lower facility related costs. In addition, G&A expense for the six months ended June 30, 2024 included a $0.6 million non-recurring transaction and integration costs related to the acquisitions completed in 2024. G&A expense for the six months ended June 30, 2023 included a $1.5 million non-recurring transaction and integration costs related to the Somerset acquisition.
Total other income, net increased by $0.7 million during the six months ended June 30, 2024, as compared to the same period in 2023. Total other income, net for the six months ended June 30, 2024 includes a net gain of $12.2 million associated with the deferred compensation plan. For the same period in 2023, total other income, net includes a net gain of $11.1 million associated with the deferred compensation plan. Excluding the impact of the deferred compensation plan, total other income, net decreased by $0.4 million, primarily due to $1.2 million higher interest expense due to higher average outstanding balance and interest rates during 2024 as compared to 2023, offset by $0.8 million lower net changes in the fair value of contingent consideration related to prior acquisitions.
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
Accounts receivable balances increase in response to the first six months' revenue generated by the Financial Services practice group. A significant amount of this revenue is billed and collected in subsequent quarters. Days sales outstanding (“DSO”) represent accounts receivable and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve months' daily revenue. We provide DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of our ability to collect on receivables in a timely manner. Trailing-twelve-month DSO, including the impact of acquisitions, was 95 days and 94 days at June 30, 2024 and 2023, respectively. DSO at December 31, 2023 was 78 days.

The following table presents selected cash flow information. For additional details, refer to the accompanying Condensed Consolidated Statements of Cash Flows.

	Six Months Ended June 30,
	2024	2023
	(Amounts in thousands)
Net cash provided by operating activities	$24,439	$29,729
Net cash used in investing activities	(33,247)	(65,617)
Net cash (used in) provided by financing activities	(11,920)	21,793
Net decrease in cash, cash equivalents and restricted cash	$(20,728)	$(14,095)

Operating Activities - Cash provided by operating activities was $24.4 million during the six months ended June 30, 2024, primarily consisted of working capital use of $101.5 million, which was offset by net income of $96.7 million and certain non-cash items, such as depreciation and amortization expense of $19.0 million, deferred income tax of $3.1 million, and stock-based compensation expense of $5.0 million. Cash provided by operating activities was $29.7 million during the six months ended June 30, 2023 and primarily consisted of net income of $100.0 million and certain non-cash items, such as depreciation and amortization expense of $17.8 million, deferred income tax of $4.6 million, and stock-based compensation expense of $6.6 million. The cash inflow was offset by working capital use of $101.6 million during the six months ended June 30, 2023.
Investing Activities - Cash used in investing activities during the six months ended June 30, 2024 was $33.2 million and consisted primarily of $22.5 million used for business acquisitions, $7.0 million in capital expenditures, and $3.8 million in other investing activities primarily related to acquistion related working capital adjustment payments and notes receivable. The net cash flow related to funds held for clients and other activities were immaterial. Cash used in investing activities during the three months ended June 30, 2023 was $65.6 million and consisted primarily of $48.6 million used for business acquisitions, $11.7 million in capital expenditures, and $9.0 million in other investing activities primarily related to working capital payments and notes receivable. During the six months ended June 30, 2023, the use of cash was offset by $3.7 million net cash inflow related to funds held for clients and other activities.
The balances in funds held for clients and client fund obligations can fluctuate with the timing of cash receipts and the related cash payments. The nature of these accounts is further described in Note 1, Basis of Presentation and Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Financing Activities - Cash used in financing activities during the six months ended June 30, 2024 was $11.9 million and primarily consisted of $68.6 million in net proceeds from the credit facility, partially offset by $11.2 million cash used in share repurchases for tax withholding purposes, a $28.3 million net decrease in client fund obligations and $41.0 million in contingent consideration payments related to prior acquisitions. Cash provided by financing activities during the six months ended June 30, 2023 was $21.8 million and primarily consisted of $144.9 million in net proceeds from the credit facility and $4.3 million proceeds from exercise of stock options, partially offset by $57.0 million in share repurchases, a $40.4 million net decrease in client fund obligations and $30.0 million in contingent consideration payments related to prior acquisitions.
CAPITAL RESOURCES
Credit Facility - At June 30, 2024, we had $381.0 million outstanding under the 2022 credit facility as well as $3.2 million outstanding letters of credit. Available funds under the 2022 credit facility, based on the terms of the commitment, were approximately $209.8 million at June 30, 2024. The weighted average interest rate under the 2022 credit facility was 5.41% during the six months ended June 30, 2024, compared to 4.94% for the same period in 2023. The 2022 credit facility allows for the allocation of funds for future strategic initiatives, including acquisitions and the repurchase of our common stock, subject to the terms and conditions of the 2022 credit facility.
Debt Covenant Compliance - Under the 2022 credit facility, we are required to meet certain financial covenants with respect to (i) total leverage ratio and (ii) minimum interest charge coverage ratio. We are in compliance with our financial covenants as of June 30, 2024. Our ability to service our debt and to fund future strategic initiatives will depend upon our ability to generate cash in the future. For further discussion regarding our 2022 credit facility and debt, refer to Note 4, Debt and Financing Arrangements, to the accompanying unaudited condensed consolidated financial statements.

Use of Capital - Our first priority for use of capital is to make strategic acquisitions. We also have the financing flexibility and the capacity to actively repurchase shares of our common stock. We believe that repurchasing shares of our common stock can be a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our stockholders. During the six months ended June 30, 2024, we completed three acquisitions for $22.5 million in cash. We also repurchased 0.2 million shares of our common stock at a total cost of approximately $11.2 million during the six months ended June 30, 2024.
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
In addition, the Company has obtained committed financing to, among other things, fund the cash portion of the purchase price of the announced acquisition of Marcum pursuant to a commitment letter (the “Commitment Letter”) entered into on July 30, 2024, with Bank of America, N.A. and BofA Securities, Inc., which provides commitments for senior secured credit facilities (the “Senior Credit Facilities”) in an aggregate principal amount of $2.0 billion, consisting of (x) a $600 million five year senior secured revolving credit facility and (y) a $1.4 billion five year senior secured term loan facility. The funding of the Senior Credit Facilities is contingent on the satisfaction of customary conditions, including (i) execution and delivery of definitive documentation with respect to the Senior Credit Facilities in accordance with the terms set forth in the Commitment Letter and (ii) consummation of the acquisition of Marcum. Refer to Note 12. Subsequent Events, to the accompanying unaudited condensed consolidated financial statements for further discussion of the announced acquisition.
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
We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $3.2 million and $3.5 million at June 30, 2024 and December 31, 2023, respectively. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.3 million and $2.3 million at June 30, 2024 and December 31, 2023, respectively.
We have various agreements under which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by us under such indemnification clauses is generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2024, we are not aware of any material obligations arising under indemnification agreements that would require payment.

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
With respect to the pending Transaction as described in Note 12. Subsequent Events, to the accompanying unaudited condensed consolidated financial statements, such risks and uncertainties include, but are not limited to: the ability of the parties to consummate the Transaction in a timely manner or at all; satisfaction of the conditions precedent to consummation of the Transaction, including the ability to secure regulatory approvals in a timely manner or at all, and the approval by Marcum's partners and the approval by the Company’s stockholders; the possibility of litigation related to the Transaction and the effects thereof; the possibility that anticipated benefits and/or synergies of the Transaction will not be achieved in a timely manner or at all; the possibility that the costs of the Transaction and/or liabilities assumed will be more significant than anticipated; the possibility that integration will prove more costly and/or time consuming than anticipated; the possibility that the Transaction could disrupt ongoing plans and operations of the parties or their respective relationships with clients, other business partners and employees; the possibility that the financing will not be obtained as anticipated and the effects of the increased leverage of the Company following the Transaction; and other risks described in under Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.
Such forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Should one or more of these risks materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.
Consequently, no forward-looking statement can be guaranteed. A more detailed description of risk factors may be found in “Item 1A, Risk Factors” of this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023. Except as required by the federal securities laws, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the SEC, such as quarterly, periodic and annual reports.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our floating rate debt under the 2022 credit facility exposes us to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which we could borrow funds under the 2022 credit facility. The balance outstanding under our 2022 credit facility at June 30, 2024 was $381.0 million, of which $231.0 million is subject to rate risk. If market rates were to increase or decrease 100 basis points from the levels at June 30, 2024, interest expense would increase or decrease approximately $2.3 million annually.
We do not engage in trading market risk sensitive instruments. We periodically use interest rate swaps to manage interest rate risk exposure. The interest rate swaps effectively modify our exposure to interest rate risk, primarily through converting portions of our floating rate debt under the 2022 credit facility to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts.
As of June 30, 2024, we have the following interest rate swaps outstanding (in thousands):

	June 30, 2024
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
(b) Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On July 30, 2024, we entered into a Merger Agreement to acquire the non-attest business of Marcum for a total consideration of approximately $2.3 billion. The Merger and the transactions contemplated by the Merger Agreement are referred to herein as the “Transaction". Subject to the satisfaction of closing conditions, the Transaction is expected to close in the fourth quarter of 2024. Refer to Note 12. Subsequent Events to the accompanying unaudited condensed consolidated financial statements for further discussion regarding the Transaction. Risks related to the Transaction follow:

If the conditions to the Transaction are not satisfied, the Transaction will not be completed.
The completion of the Transaction is subject to various closing conditions, including, among others, (a) the expiration of all waiting periods and receipt of all approvals required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; (b) the Company obtaining stockholder approval of the issuance of the shares in connection with the Transaction as required by the rules of the New York Stock Exchange; (c) Marcum obtaining the requisite approval of its partners as specified in the Merger Agreement; and (d) the Company obtaining debt financing. Certain of the conditions to the closing of the Transaction are not within our control, and we cannot predict when or if these conditions will be satisfied. The failure to satisfy any of the required conditions could delay the completion of the Transaction or prevent it from occurring. Any delay or failure in completing the Transaction could cause us not to realize some or all of the benefits that we expect to achieve. There can be no assurance that the conditions to the closing of the Transaction will be satisfied or that the Transaction will be completed.

Failure to complete the Transaction could negatively impact our stock price and our future business and financial results.
If the Transaction is not completed for any reason, our ongoing business may be adversely affected and, without realizing any of the benefits of the Transaction, we could be subject to a number of negative consequences, including, among others: (i) negative reactions from investors and the financial markets, including negative impacts on our stock price; (ii) payments of a termination fee if the Transaction is not completed due to failure to receive approval of our stockholders or failure to receive financing; and (iii) significant transaction expenses, both direct and indirect in the form of opportunity costs, to us in connection with the Transaction, which have been and will be incurred regardless of whether the Transaction is completed. If the Transaction is not completed or if completion of the Transaction is delayed, any of these risks may adversely affect our business, financial condition, financial results, and stock price.

We may fail to realize the anticipated benefits of the Transaction, or it may prove disruptive and could result in the combined business failing to meet our expectations.
The success of the Transaction will depend, in part, on our ability to successfully integrate Marcum with our current operations. The Transaction will be the Company’s largest acquisition to date, and the size and complexity of the Transaction creates inherent challenges, risk and uncertainty in the integration process. If we are not able to successfully integrate Marcum, operationally and culturally, the anticipated benefits of the Transaction may not be realized fully or at all or may take longer or cost more to realize than expected. The process of integrating Marcum’s operations will likely require a disproportionate amount of resources and management attention. Our management team may also encounter unforeseen difficulties in managing the integration process. It is possible that the integration process could result in the loss of valuable employees or difficulty in attracting new talent, the disruption of our and Marcum’s ongoing businesses and client relationships or inconsistencies in standards, controls, procedures, practices, and policies that could adversely impact our operations. Disruption and distraction caused by this process could also prevent us from pursuing, or otherwise divert resources and attention from, otherwise attractive business and growth opportunities.

Even if we successfully integrate Marcum, there can be no assurance we will realize anticipated benefits. While our management and advisors have spent significant time and resources evaluating Marcum’s business, it is difficult to predict future performance and benefits from a Transaction involving large and complex organizations. It is also possible that we may have underestimated liabilities that we are assuming, or we may assume liabilities that are unknown or that we did not foresee, any of which could increase the effective cost of the Transaction and adversely impact our financial condition or results. The performance and benefits that we ultimately achieve may be influenced by a variety of factors, many of which are outside of our control. If we do not achieve the anticipated benefits of the Transaction, at all or in the expected timeframe, our business would be adversely affected.

Our increased leverage following the Transaction may adversely impact our business.
We will incur substantial indebtedness to fund the Transaction. As a result, our leverage ratio will increase significant immediately following the closing. If we do not perform in accordance with our expectations following the Transaction, we could be unable to reduce leverage to normalized levels, whether in anticipated timeframes or at all. We could also face difficulties servicing and complying with the covenants and other terms of our debt instruments. In addition, if we are unable to reduce our levels of indebtedness following the Transaction, we may be unable to pursue business and growth opportunities and uses of capital that would be beneficial to us and our stockholders, such as additional acquisitions and share repurchases. We also cannot provide assurance that we will be able to consummate the financing on the terms contemplated by our financing commitments, if at all. If the financing that we ultimately obtain is on less favorable terms than currently contemplated, the foregoing risks could be exacerbated.

The significant number of shares issuable as consideration for the Transaction may adversely impact our stock price.
There can be no assurance the Transaction will be accretive to earnings per share, at all or in expected timeframes. If the Company does not perform as expected following the Transaction or costs are greater than anticipated, our earnings per share could be adversely impacted by the significant increase in outstanding shares. In addition, although restrictions on resale under applicable securities laws will prevent sales in at least the six months following closing, Marcum partners will not be subject to contractual limitations on their ability to resell shares once they receive them. While the delivery of the stock consideration in installments over approximately three years may mitigate the potential for sales of a large volume at any particular time, persistent selling, or the perception of persistent selling, could adversely impact the market price of our common stock.

Our current stockholders will have a reduced ownership and voting interest after the Transaction compared to their current ownership.
Once fully issued, the shares issuable to Marcum partners in the transaction are expected to constitute approximately 22% of our outstanding shares, without giving effect to any subsequent issuances, repurchases or other changes in the number of shares outstanding. As a result, our current stockholders will own a meaningfully smaller percentage of the Company than they currently own, and collectively will have less ability to influence the Company's management and policies. In addition, to the extent that Marcum partners retain a significant portion of the shares that are issued to them, they will collectively have significant influence on any matters requiring a vote of stockholders.

The Transaction could exacerbate the existing business risk that we face.
During the pendency of and following the Transaction, we will continue to be subject to the business risks that we currently face as described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. However, it may be more challenging to effectively manage and mitigate these risks as a result of the significant resources that will be dedicated to the execution and integration of the Transaction. Disruptions or distractions as a result these efforts could make the risks we already face more likely to be realized, or subject us to additional risks. As part of our integration efforts, we will also need to ensure that our risk management policies and controls are appropriate for a larger and more complex organization. This will be an inherently challenging process that will take time, and we could be subject to elevated risks if we are not successful or are delayed in implementing effective policies and controls. In addition, the expanded size and complexity of our business after the Transaction is completed, as well as changes to the nature of our business, could increase the magnitude of some of the risks we face. There are substantial uncertainties associated with all of the foregoing, and any these risks may adversely affect our business, financial condition, financial results, and stock price.
Except as disclosed above, there have been no material changes to the risk factors disclosed under "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent sales of unregistered securities
During the six months ended June 30, 2024, approximately 94 thousand shares of our common stock were issued as payment for contingent consideration for previous acquisitions. The foregoing shares were issued in transactions not involving a public offering in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act. The persons to whom the shares were issued had access to full information about the Company and represented that they acquired the shares for their own account and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold, or otherwise transferred without having first been registered under the Securities Act or pursuant to an exemption from the Securities Act.
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
We did not repurchase any shares under the Share Repurchase Program during the three months ended June 30, 2024.

According to the terms of our 2022 credit facility, our ability to declare or make any dividend payments is limited. Refer to Note 4, Debt and Financing Arrangements, to the condensed consolidated financial statements for a description of working capital restrictions and limitations on the payment of dividends.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the quarter period ended June 30, 2024, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense condition of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement" (as defined in the Exchange Act).

Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated July 30, 2024, among the Company, Marcum LLP, Marcum Advisory Group LLC, PMMS LLC, and Marcum Partners SPV LLC (filed as Exhibit 2.1 to the Company's Report on Form 8-K, File No. 001-32961, dated July 31, 2024, and incorporated herein by reference).
10.1 *	Sixth Amendment to Loan Agreement, dated August 1, 2024, by and among CBIZ Benefit and Insurance Services, Inc. and the Huntington National Bank.
31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 **	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 **	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments)
*    Indicates documents filed herewith.
**    Indicates document furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBIZ, Inc.
(Registrant)

Date:	August 1, 2024	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer