Form 10-Q
period 2024-09-30
CBIZ, Inc.
filed 2024-11-07
CIK 944148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at November 4, 2024
Common Stock, $0.01 per share	50,187,891

CBIZ, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,076	$8,090
Restricted cash	43,104	30,362
Accounts receivable, net	476,565	380,152
Other current assets	42,902	34,895
Current assets before funds held for clients	563,647	453,499
Funds held for clients	112,148	159,186
Total current assets	675,795	612,685
Non-current assets:
Property and equipment, net	55,677	57,012
Goodwill and other intangible assets, net	1,030,104	1,008,604
Assets of deferred compensation plan	165,466	143,499
Right-of-use assets, net	199,808	211,024
Other non-current assets	6,520	10,768
Total non-current assets	1,457,575	1,430,907
Total assets	$2,133,370	$2,043,592
LIABILITIES
Current liabilities:
Accounts payable	$87,154	$82,831
Income taxes payable	12,247	2,097
Accrued personnel costs	116,884	133,593
Contingent purchase price liabilities	54,644	66,287
Operating lease liabilities	38,939	36,283
Other current liabilities	30,730	30,937
Current liabilities before client fund obligations	340,598	352,028
Client fund obligations	112,319	159,893
Total current liabilities	452,917	511,921
Non-current liabilities:
Bank debt	337,300	312,400
Debt issuance costs	(1,465)	(1,574)
Total long-term debt, net	335,835	310,826
Income taxes payable	2,218	1,984
Deferred income taxes, net	33,623	29,287
Deferred compensation plan obligations	165,466	143,499
Contingent purchase price liabilities	23,358	48,659
Lease liabilities	190,055	203,905
Other non-current liabilities	1,978	1,893
Total non-current liabilities	752,533	740,053
Total liabilities	1,205,450	1,251,974
STOCKHOLDERS' EQUITY
Common stock	1,379	1,374
Additional paid in capital	850,076	832,475
Retained earnings	986,845	855,084
Treasury stock	(910,537)	(899,093)
Accumulated other comprehensive income	157	1,778
Total stockholders’ equity	927,920	791,618
Total liabilities and stockholders’ equity	$2,133,370	$2,043,592

See the accompanying notes to the unaudited condensed consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$438,884	$410,539	$1,353,193	$1,263,647
Operating expenses	365,971	342,148	1,108,824	1,027,146
Gross margin	72,913	68,391	244,369	236,501
Corporate general and administrative expenses	23,227	13,136	63,988	44,527
Operating income	49,686	55,255	180,381	191,974
Other (expense) income:
Interest expense	(4,968)	(5,848)	(15,363)	(15,023)
Gain on sale of operations, net	4,953	77	4,953	176
Other income (expense), net	1,300	(2,288)	13,207	8,245
Total other income (expense), net	1,285	(8,059)	2,797	(6,602)
Income before income tax expense	50,971	47,196	183,178	185,372
Income tax expense	15,887	13,514	51,417	51,667
Net Income	35,084	33,682	131,761	133,705
Earnings per share:
Basic	$0.70	$0.68	$2.63	$2.67
Diluted	$0.70	$0.67	$2.62	$2.64
Basic weighted average shares outstanding	50,145	49,838	50,101	50,054
Diluted weighted average shares outstanding	50,401	50,371	50,359	50,644
Comprehensive income:
Net income	$35,084	$33,682	$131,761	$133,705
Other comprehensive (loss) income, net of tax	(2,497)	487	(1,621)	811
Comprehensive income	$32,587	$34,169	$130,140	$134,516

See the accompanying notes to the unaudited condensed consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Totals
June 30, 2024	137,905	87,743	$1,379	$845,962	$951,761	$(910,322)	$2,654	$891,434
Net income	—	—	—	—	35,084	—	—	35,084
Other comprehensive loss	—	—	—	—	—	—	(2,497)	(2,497)
Indirect repurchase of shares for minimum tax withholding	—	3	—	—	—	(215)	—	(215)
Restricted stock units and awards	6	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	2,415	—	—	—	2,415
Business acquisitions	23	—	—	1,699	—	—	—	1,699
September 30, 2024	137,934	87,746	$1,379	$850,076	$986,845	$(910,537)	$157	$927,920

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Totals
June 30, 2023	137,081	87,259	$1,371	$818,693	$834,139	$(882,088)	$3,928	$776,043
Net income	—	—	—	—	33,682	—	—	33,682
Other comprehensive income	—	—	—	—	—	—	487	487
Share repurchases	—	176	—	—	—	(9,472)	—	(9,472)
Indirect repurchase of shares for minimum tax withholding	—	4	—	—	—	(224)	—	(224)
Restricted stock units and awards	9	—	1	(1)	—	—	—	—
Stock options exercised	212	—	1	4,122	—	—	—	4,123
Stock-based compensation	—	—	—	3,102	—	—	—	3,102
Business acquisitions	54	—	1	2,798	—	—	—	2,799
Excise tax on share repurchases	—	—	$—	$150	$—	$(96)	$—	$54
September 30, 2023	137,356	87,439	$1,374	$828,864	$867,821	$(891,880)	$4,415	$810,594

See the accompanying notes to the unaudited condensed consolidated financial statement

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Totals
December 31, 2023	137,387	87,573	$1,374	$832,475	$855,084	$(899,093)	$1,778	$791,618
Net income	—	—	—	—	131,761	—	—	131,761
Other comprehensive loss	—	—	—	—	—	—	(1,621)	(1,621)
Indirect repurchase of shares for minimum tax withholding	—	173	—	—	—	(11,444)	—	(11,444)
Restricted stock units and awards	124	—	1	(1)	—	—	—	—
Performance share units	273	—	3	(3)	—	—	—	—
Stock-based compensation		—		7,431	—	—	—	7,431
Business acquisitions	150	—	1	10,174	—	—	—	10,175
September 30, 2024	137,934	87,746	$1,379	$850,076	$986,845	$(910,537)	$157	$927,920

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Totals
December 31, 2022	136,295	86,115	$1,363	$799,147	$734,116	$(824,778)	$3,604	$713,452
Net income	—	—	—	—	133,705	—	—	133,705
Other comprehensive income	—	—	—	—	—	—	811	811
Share repurchases	—	1,151	—	—	—	(58,000)	—	(58,000)
Indirect repurchase of shares for minimum tax withholding	—	173	—	—	—	(8,448)	—	(8,448)
Restricted stock units and awards	153	—	2	(2)	—	—	—	—
Performance share units	244	—	2	(2)	—	—	—	—
Stock options exercised	433	—	4	8,371	—	—	—	8,375
Stock-based compensation	—	—	—	9,721	—	—	—	9,721
Business acquisitions	231	—	3	11,092	—	—	—	11,095
Excise tax on share repurchases	—	—	$—	$537	$—	$(654)	$—	$(117)
September 30, 2023	137,356	87,439	$1,374	$828,864	$867,821	$(891,880)	$4,415	$810,594

See the accompanying notes to the unaudited condensed consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$131,761	$133,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	28,593	26,965
Gain on sale of operations, net	(4,953)	(176)
Bad debt expense, net of recoveries	2,099	1,011
Adjustment to contingent earnout liability	6,340	2,071
Stock-based compensation expense	7,431	9,721
Deferred income taxes	4,842	6,689
Other, net	434	(1,156)
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(99,967)	(121,249)
Other assets	(7,202)	(8,222)
Accounts payable	3,032	(1,057)
Income taxes payable	10,385	14,414
Accrued personnel costs	(17,055)	(12,593)
Other liabilities	2,428	7,131
Net cash provided by operating activities	68,168	57,254
Cash flows from investing activities:
Business acquisitions and purchases of client lists, net of cash acquired	(22,930)	(53,110)
Purchases of client fund investments	(16,100)	(2,472)
Proceeds from the sales and maturities of client fund investments	15,156	6,815
Proceeds from sales of divested operations	9,883	1,696
Change in funds held for clients	902	875
Additions to property and equipment	(9,650)	(19,035)
Other, net	(2,172)	(11,399)
Net cash used in investing activities	(24,911)	(76,630)
Cash flows from financing activities:
Proceeds from bank debt	818,500	975,300
Payment of bank debt	(793,600)	(846,300)
Payment for acquisition of treasury stock	—	(57,736)
Indirect repurchase of shares for minimum tax withholding	(11,444)	(8,448)
Changes in client funds obligations	(47,576)	(49,557)
Proceeds from exercise of stock options	—	8,375
Payment of contingent consideration for acquisitions and client lists	(50,861)	(40,076)
Other, net	(241)	—
Net cash used in financing activities	(85,222)	(18,442)
Net decrease in cash, cash equivalents and restricted cash	(41,965)	(37,818)
Cash, cash equivalents and restricted cash at beginning of year	157,148	160,145
Cash, cash equivalents and restricted cash at end of period	$115,183	$122,327

Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$1,076	$1,415
Restricted cash	43,104	38,229
Cash equivalents included in funds held for clients	71,003	82,683
Total cash, cash equivalents and restricted cash	$115,183	$122,327

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
GAAP – United States Generally Accepted Accounting Principles
SOFR – Secured Overnight Financing Rate
SEC – United States Securities and Exchange Commission
Description of Business: CBIZ, Inc., together with all of its wholly-owned subsidiaries ("CBIZ", the "Company", "we", "us", or "our"), is a diversified services company which, acting through its subsidiaries, has been providing professional business services since 1996, primarily to small and medium-sized businesses, as well as individuals, governmental entities, and not-for-profit enterprises throughout the United States and parts of Canada. CBIZ, Inc. manages and reports its operations along three practice groups: Financial Services, Benefits and Insurance Services and National Practices. A further description of products and services offered by each of the practice groups is provided in Note 11, Segment Disclosures.
During the nine months ended September 30, 2024, we completed the acquisitions of Erickson, Brown & Kloster, LLC ("EBK") and CompuData, Inc. ("CompuData") in our Financial Services practice group and Educational & Institutional Insurance Administrator, Inc.'s EIIA Higher Education Benefit Trust ("EIIA") in our Benefits and Insurance practice group for a total aggregated purchase price of $40.1 million, including $15.2 million recorded as contingent consideration. For the nine months ended September 30, 2024, we recorded $21.2 million in total revenue from those acquisitions. None of the acquisitions are considered material, individually or in the aggregate.
During the nine months ended September 30, 2024, we completed the sale of CBIZ KA Consulting Services, LLC, which was a component of our National Practice segment. As a result of the transaction, we recorded a gain of $4.95 million during the three and nine months ended September 30, 2024, respectively. The gain was recorded in "Gain on sale of operations, net" on the Consolidated Statements of Comprehensive Income. Proceeds from the sale were classified as cash provided by investing activities from continuing operations in the Consolidated Statements of Cash Flows.
Basis of Consolidation: The accompanying unaudited condensed consolidated financial statements include the operations of CBIZ, Inc. and all of its wholly-owned subsidiaries after elimination of all intercompany balances and transactions. These unaudited condensed consolidated financial statements do not reflect the operations or accounts of variable interest entities as the impact is not material to the financial condition, results of operations, or cash flows of CBIZ.
Unaudited Interim Financial Statements: The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2023.
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

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS
The FASB ASC is the sole source of authoritative GAAP other than the SEC issued rules and regulations that apply only to SEC registrants. The FASB issues an ASU to communicate changes to the FASB ASC. We assess and review the impact of all issued ASUs. During the nine months ended September 30, 2024, we have implemented all new ASUs that are in effect and that may impact our consolidated financial statements.

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
Accounts receivable, net, at September 30, 2024 and December 31, 2023 was as follows (in thousands):

	September 30, 2024	December 31, 2023
Trade accounts receivable	$324,580	$309,640
Unbilled revenue, at net realizable value	183,873	96,110
Total accounts receivable	508,453	405,750
Allowance for doubtful accounts	(31,888)	(25,598)
Accounts receivable, net	$476,565	$380,152

Changes to the allowance for doubtful accounts for the nine months ended September 30, 2024 and year ended December 31, 2023 were as follows (in thousands):

	September 30, 2024	December 31, 2023
Balance at beginning of period	$(25,598)	$(20,801)
Provision	(13,123)	(13,681)
Charge-offs, net of recoveries	6,833	8,884
Allowance for doubtful accounts	$(31,888)	$(25,598)

NOTE 4. DEBT AND FINANCING ARRANGEMENTS
2022 Credit Facility - As of September 30, 2024, our primary financing arrangement is the 2022 credit facility. The 2022 credit facility, which matures on May 4, 2027, has a borrowing capacity of $600 million. The balance outstanding under the 2022 credit facility was $337.3 million and $312.4 million at September 30, 2024 and December 31, 2023, respectively.
The effective interest rates under the 2022 credit facility, including the impact of interest rate swaps associated with the 2022 credit facility, for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended September 30,
	2024	2023
Weighted average rates	5.40%	5.16%
Range of effective rates	1.93% - 6.83%	1.93% - 8.00%
We had approximately $252.0 million of available funds under the 2022 credit facility at September 30, 2024, net of outstanding letters of credit of $3.2 million. Available funds under the 2022 credit facility are based on a multiple of earnings before interest, taxes, depreciation and amortization as defined in the 2022 credit facility, and are reduced by letters of credit, other indebtedness and outstanding borrowings under the 2022 credit facility. Under the 2022 credit facility, loans are charged an interest rate consisting of a base rate or term SOFR rate plus an applicable margin, letters of credit are charged based on the same applicable margin, and a commitment fee is charged on the unused portion of the 2022 credit facility.
The 2022 credit facility contains certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens or other encumbrances, making certain payments, investments, or to sell or otherwise dispose of a substantial portion of assets, or to merge or consolidate with an unaffiliated entity. The 2022 credit facility also limits our ability to make dividend payments. Historically, we have not paid cash dividends on our common stock. Our Board of Directors has discretion over the payment and level of dividends on common stock, subject to the limitations of the 2022 credit facility and applicable law. The 2022 credit facility contains a provision that, in the event of a defined change in control, the 2022 credit facility may be terminated and all amounts outstanding may become due and payable. In addition, the 2022 credit facility contains financial covenants that require us to meet certain requirements with respect to (i) a total leverage ratio and (ii) minimum interest coverage ratio which may limit our ability to borrow up to the total commitment amount. As of September 30, 2024, we are in compliance with all covenants.
Refer to the Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion on the 2022 credit facility.
The 2022 credit facility was amended and restated on November 1, 2024 in connection with the closing of the Transaction (as defined below). Refer to Note 12, Subsequent Events, for more information.
Other Line of Credit - We have an unsecured $20.0 million line of credit by and among CBIZ Benefits and Insurance, Inc. and Huntington National Bank. We utilize this line to support our short-term funding requirements of payroll client fund obligations due to the investment of client funds, rather than liquidating client funds that have already been invested in available-for-sale securities. The line of credit did not have a balance outstanding at September 30, 2024. On August 1, 2024, we renewed the line of credit and it will now terminate on July 31, 2025.
Interest Expense - Interest expense, including amortization of deferred financing costs, commitment fees, line of credit fees, and other applicable bank charges, for the three and nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Credit facilities	$4,968	$5,848	$15,360	$14,986
Other	—	—	3	37
Total	$4,968	$5,848	$15,363	$15,023

NOTE 5. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Guarantees - We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $3.2 million and $3.5 million at September 30, 2024 and December 31, 2023, respectively. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.2 million and $2.3 million at September 30, 2024 and December 31, 2023, respectively.
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

NOTE 6. FINANCIAL INSTRUMENTS
Available-For-Sale Debt Securities - In connection with certain services provided by our payroll operations, we collect funds from our clients’ accounts in advance of paying client obligations. These funds held for clients are segregated and invested in accordance with our investment policy, which requires all investments carry an investment grade rating at the time of initial investment. These investments, primarily consisting of corporate and municipal bonds, are classified as available-for-sale and are included in the “Funds held for clients” line item on the accompanying unaudited Condensed Consolidated Balance Sheets. The par value of these investments totaled $41.0 million and $40.0 million at September 30, 2024 and December 31, 2023, respectively, and these investments have maturity or callable dates ranging from October 2024 through March 2027.
At September 30, 2024, unrealized losses on the securities were not material and have not been recognized as a credit loss because the bonds are investment grade quality and management is not required or does not intend to sell prior to an expected recovery in value. The bond issuers continue to make timely principal and interest payments.
The following table summarizes activities related to these investments for the nine months ended September 30, 2024 and the year ended December 31, 2023 (in thousands):

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Fair value at beginning of period	$39,459	$43,485
Purchases	16,100	14,122
Redemptions	(500)	(3,310)
Maturities	(14,656)	(15,155)
Change in bond premium	(216)	(1,099)
Fair market value adjustment	612	1,416
Fair value at end of period	$40,799	$39,459
In addition to the available-for-sale debt securities discussed above, we also held other depository assets in the amount of $0.3 million and $1.0 million at September 30, 2024 and December 31, 2023, respectively. Those depository assets are classified as Level 1 in the fair value hierarchy.
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
The following table summarizes our outstanding interest rate swaps and their classification in the accompanying unaudited Condensed Consolidated Balance Sheets at September 30, 2024 and December 31, 2023 (amounts in thousands):

	September 30, 2024
	Notional Amount	Fixed Rate	Expiration	Fair Value	Balance Sheet Location
Interest rate swap	$50,000	0.834%	4/14/2025	$916	Other current asset
Interest rate swap	$30,000	1.186%	12/14/2026	$1,402	Other non-current asset
Interest rate swap	$20,000	2.450%	8/14/2027	$468	Other non-current asset
Interest rate swap	$25,000	3.669%	4/14/2028	$(338)	Other non-current asset
Interest rate swap	$25,000	4.488%	10/14/2028	$(1,169)	Other non-current liability

	December 31, 2023
	Notional Amount	Fixed Rate	Expiration	Fair Value	Balance Sheet Location
Interest rate swap	$50,000	0.834%	4/14/2025	$2,282	Other non-current asset
Interest rate swap	$30,000	1.186%	12/14/2026	$2,125	Other non-current asset
Interest rate swap	$20,000	2.450%	8/14/2027	$784	Other non-current asset
Interest rate swap	$25,000	3.669%	4/14/2028	$(129)	Other non-current liability
Interest rate swap	$25,000	4.488%	10/14/2028	$(1,063)	Other non-current liability
Refer to Note 7, Fair Value Measurements, for additional disclosures regarding fair value measurements.
The following table summarizes the effects of the interest rate swaps on the accompanying unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Gain (Loss) Recognized in AOCI, net of tax		Gain Reclassified from AOCI into Expense
	Three Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
Interest rate swaps	$(1,818)	$1,163	$1,186	$1,122

	Gain Recognized in AOCI, net of tax		Gain Reclassified from AOCI into Expense
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest rate swaps	$623	$2,635	$3,551	$3,092

NOTE 7. FAIR VALUE MEASUREMENTS
The following table summarizes our assets and (liabilities) at September 30, 2024 and December 31, 2023, respectively, that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (in thousands):

	Level	September 30, 2024	December 31, 2023
Assets of deferred compensation plan	1	$165,466	$143,499
Available-for-sale debt securities	1	40,799	39,459
Other depository assets	1	346	1,031
Deferred compensation plan obligations	1	(165,466)	(143,499)
Interest rate swaps	2	1,279	3,999
Bank debt	2	(335,835)	(310,826)
Contingent purchase price liabilities	3	(78,002)	(114,946)
During the nine months ended September 30, 2024 and 2023, there were no transfers between the valuation hierarchy Levels 1, 2 and 3.
The following table summarizes the change in Level 3 fair values of our contingent purchase price liabilities for the nine months ended September 30, 2024 and 2023 (pre-tax basis, in thousands):

	2024	2023
Beginning balance – December 31	$(114,946)	$(132,010)
Additions from business acquisitions	(15,184)	(32,142)
Contingent purchase price liabilities assumed	(5,231)	—
Settlement of contingent purchase price liabilities	58,468	46,209
Change in fair value of contingencies	516	58
Change in net present value of contingencies	(1,625)	(2,129)
Ending balance – September 30	$(78,002)	$(120,014)

During the three months ended September 30, 2024, we assumed $5.3 million in outstanding contingent purchase price liabilities from CBIZ CPAs P.C., a national independent Certified Public Accounting firm with which we have an existing Administrative Service Agreement. As a result, we recorded $5.2 million additional expense for the three and nine months ended September 30, 2024, respectively.

The following table summarizes the changes in contingent purchase price consideration for previous acquisitions and contingent payments made for previous business acquisitions in the three and nine months ended September 30, 2024 and 2023, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net expense	$5,702	$626	$6,340	$2,071
Cash settlement paid	$9,840	$10,103	$50,695	$39,910
Shares issued (number)	23	54	117	129
Refer to the Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion on the fair value measurements and classification of our financial assets and liabilities.

NOTE 8. OTHER COMPREHENSIVE INCOME
The following table is a summary of other comprehensive income and discloses the tax impact of each component of other comprehensive (loss) income for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net unrealized gain on available-for-sale securities, net of taxes (1)	$215	$172	$438	$510
Net unrealized (loss) gain on interest rate swaps, net of taxes(2)	(2,709)	321	(2,041)	316
Foreign currency translation	(3)	(6)	(18)	(15)
Total other comprehensive (loss) income	$(2,497)	$487	$(1,621)	$811

(1)Net of income tax expense of $85 and $68 for the three months ended September 30, 2024 and 2023, respectively. Net of income tax expense of $174 and $203 for the nine months ended September 30, 2024 and 2023, respectively.
(2)Net of income tax benefit of $903 and income tax expense of $108 for the three months ended September 30, 2024 and 2023, respectively. Net of income tax benefit of $680 and income tax expense of $94 for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 9. EMPLOYEE STOCK PLANS
On May 10, 2023, the shareholders of the Company approved an amendment to the 2019 Stock Omnibus Incentive Plan (the “2019 Plan”). The amendment added 1.5 million shares to the total number of shares that may be issued under the 2019 Plan. All other aspects of the 2019 Plan remain unchanged. The 2019 Plan, which expires in 2029, permits the grant of various forms of stock-based awards. A maximum of 4.6 million stock options, restricted stock or other stock-based compensation awards may be granted. The terms and vesting schedules for the stock-based awards vary by type and date of grant. Shares subject to award under the 2019 Plan may be either authorized but unissued shares of our common stock or treasury shares. Refer to the Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion on the 2019 Plan.
Compensation expense for stock-based awards recognized during the three and nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	$—	$—	$—	$768
Restricted stock units and awards	1,291	1,452	4,194	4,066
Performance share units	1,124	1,650	3,237	4,887
Total stock-based compensation expense	$2,415	$3,102	$7,431	$9,721
Stock Options and Restricted Stock Units and Awards – The Company did not grant any stock options during the nine months ended September 30, 2024.

The following table presents our restricted stock units and awards activity during the nine months ended September 30, 2024 (in thousands, except per share data):

	Stock Options		Restricted Stock Units and Awards
	Number of Options	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant-Date Fair Value (1)
Outstanding at beginning of year	150	$35.22	223	$41.19
Granted	—	$—	96	$67.71
Exercised or released	—	$—	(129)	$38.49
Expired or canceled	—	$—	(3)	$38.52
Outstanding at September 30, 2024	150	$35.22	187	$56.69
Exercisable at September 30, 2024	150	$35.22	187	$56.69

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
The following table presents our PSUs activity during the nine months ended September 30, 2024 (in thousands, except per share data):

	Performance Share Units	Weighted Average Grant-Date Fair Value Per Unit (1)
Outstanding at beginning of year	464	$33.84
Granted	70	$66.07
Vested	(273)	$27.51
Canceled	(7)	$39.09
Outstanding at September 30, 2024	254	$49.42
(1)Represents weighted average market value of the PSUs; PSUs are granted at no cost to the recipients.

NOTE 10. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net Income	$35,084	$33,682	$131,761	$133,705
Denominator:
Basic
Weighted average common shares outstanding	50,145	49,838	50,101	50,054
Diluted
Stock options (1)	77	148	77	206
Restricted stock units and awards (1)	74	96	76	95
Performance share units	96	277	96	277
Contingent shares (2)	9	12	9	12
Diluted weighted average common shares outstanding (3)	50,401	50,371	50,359	50,644
Basic earnings per share	$0.70	$0.68	$2.63	$2.67
Diluted earnings per share	$0.70	$0.67	$2.62	$2.64

(1)A total of 8 thousand and 49 thousand shares of stock-based awards were excluded from the calculation of diluted earnings per share for three and nine months ended September 30, 2024, respectively, as their effect would be anti-dilutive. A total of 60 thousand shares of stock-based awards were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2023, as their effect would be anti-dilutive. No stock-based awards were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2023, as their effect was dilutive.
(2)Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by us once future considerations have been met.
(3)The denominator used in calculating diluted earnings per share did not include 158 thousand PSUs for both the three and nine months ended September 30, 2024. The denominator used in calculating diluted earnings per share did not include 187 thousand PSUs for both the three and nine months ended September 30, 2023.The performance conditions associated with these PSUs were not met and consequently none of these PSUs were considered as issuable for the three and nine months ended September 30, 2024 and 2023.

NOTE 11. SEGMENT DISCLOSURES
Our business units have been aggregated into three practice groups: Financial Services, Benefits and Insurance Services, and National Practices. The business units have been aggregated based on the following factors: similarity of the products and services provided to clients; similarity of the regulatory environment in which they operate; and similarity of economic conditions affecting long-term performance. The business units are managed along these segment lines. A general description of services provided by each practice group is provided in the table below.

Financial Services	Benefits and Insurance Services	National Practices
Accounting and Tax	Employee Benefits Consulting	Information Technology Managed Networking and Hardware Services
Financial Advisory	Payroll / Human Capital Management	Healthcare Consulting
Valuation	Property and Casualty Insurance
Risk and Advisory Services	Retirement and Investment Services
Government Healthcare Consulting
Corporate and Other - Included in Corporate and Other are operating expenses that are not directly allocated to the individual business units. These expenses primarily consist of certain health care costs, gains or losses attributable to assets held in our non-qualified deferred compensation plan, stock-based compensation, consolidation and integration charges, certain professional fees, certain advertising costs, and other various expenses.
Accounting policies of the practice groups are the same as those described in Note 1, Basis of Presentation and Significant Accounting Policies, to the Annual Report on Form 10-K for the year ended December 31, 2023. Upon consolidation, intercompany accounts and transactions are eliminated, thus inter-segment revenue is not included in the measure of profit or loss for the practice groups. Performance of the practice groups is evaluated on income (loss) before income tax expense (benefit) excluding those costs listed above, which are reported in “Corporate and Other”.
Segment information for the three and nine months ended September 30, 2024 and 2023 is presented below. We do not manage our assets on a segment basis, therefore segment assets are not presented below.
The following table disaggregates our revenue by source (in thousands):

	Three Months Ended September 30, 2024
	Financial Services	Benefits and Insurance Services	National Practices	Consolidated
Accounting, tax, advisory and consulting	$322,295	$—	$—	$322,295
Core benefits and insurance services	—	99,950	—	99,950
Non-core benefits and insurance services	—	4,090	—	4,090
Managed networking, hardware services	—	—	10,336	10,336
National practices consulting	—	—	2,213	2,213
Total revenue	$322,295	$104,040	$12,549	$438,884

	Three Months Ended September 30, 2023
	Financial Services	Benefits and Insurance Services	National Practices	Consolidated
Accounting, tax, advisory and consulting	$298,372	—	—	$298,372
Core benefits and insurance services	—	95,951	—	95,951
Non-core benefits and insurance services	—	4,336	—	4,336
Managed networking, hardware services	—	—	9,205	9,205
National practices consulting	—	—	2,675	2,675
Total revenue	$298,372	$100,287	$11,880	$410,539

	Nine Months Ended September 30, 2024
	Financial Services	Benefits and Insurance Services	National Practices	Consolidated
Accounting, tax, advisory and consulting	$1,004,158	—	—	$1,004,158
Core benefits and insurance services	—	298,688	—	298,688
Non-core benefits and insurance services	—	11,179	—	11,179
Managed networking, hardware services	—	—	30,774	30,774
National practices consulting	—	—	8,394	8,394
Total revenue	$1,004,158	$309,867	$39,168	$1,353,193

	Nine Months Ended September 30, 2023
	Financial Services	Benefits and Insurance Services	National Practices	Consolidated
Accounting, tax, advisory and consulting	$932,388	—	—	$932,388
Core benefits and insurance services	—	283,599	—	283,599
Non-core benefits and insurance services	—	12,580	—	12,580
Managed networking, hardware services	—	—	27,226	27,226
National practices consulting	—	—	7,854	7,854
Total revenue	$932,388	$296,179	$35,080	$1,263,647

Segment information for the three months ended September 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended September 30, 2024
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$322,295	$104,040	$12,549	$—	$438,884
Operating expenses	260,639	82,965	11,101	11,266	365,971
Gross margin	61,656	21,075	1,448	(11,266)	72,913
Corporate general and administrative expenses	—	—	—	23,227	23,227
Operating income (loss)	61,656	21,075	1,448	(34,493)	49,686
Other income (expense):
Interest expense	—	(3)	—	(4,965)	(4,968)
Gain on sale of operations, net	—	—	4,953	—	4,953
Other income, net	15	5	—	1,280	1,300
Total other income (expense), net	15	2	4,953	(3,685)	1,285
Income (loss) before income tax expense	$61,671	$21,077	$6,401	$(38,178)	$50,971

	Three Months Ended September 30, 2023
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$298,372	$100,287	$11,880	$—	$410,539
Operating expenses	249,680	79,636	10,667	2,165	342,148
Gross margin	48,692	20,651	1,213	(2,165)	68,391
Corporate general and administrative expenses	—	—	—	13,136	13,136
Operating income (loss)	48,692	20,651	1,213	(15,301)	55,255
Other income (expense):
Interest expense	—	—	—	(5,848)	(5,848)
Gain on sale of operations, net	77	—	—	—	77
Other income, net	1,497	267	—	(4,052)	(2,288)
Total other income (loss), net	1,574	267	—	(9,900)	(8,059)
Income (loss) before income tax expense	$50,266	$20,918	$1,213	$(25,201)	$47,196

Segment information for the nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	Nine Months Ended September 30, 2024
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$1,004,158	$309,867	$39,168	$—	$1,353,193
Operating expenses	789,009	249,845	35,062	34,908	1,108,824
Gross margin	215,149	60,022	4,106	(34,908)	244,369
Corporate general and administrative expenses	—	—	—	63,988	63,988
Operating income (loss)	215,149	60,022	4,106	(98,896)	180,381
Other income (expense):
Interest expense	—	(3)	—	(15,360)	(15,363)
Gain on sale of operations, net	—	—	4,953	—	4,953
Other income, net	229	92	(4)	12,890	13,207
Total other income (expense), net	229	89	4,949	(2,470)	2,797
Income (loss) before income tax expense	$215,378	$60,111	$9,055	$(101,366)	$183,178

	Nine Months Ended September 30, 2023
	Financial Services	Benefits and Insurance Services	National Practices	Corporate and Other	Total
Revenue	$932,388	$296,179	$35,080	$—	$1,263,647
Operating expenses	737,568	234,933	31,795	22,850	1,027,146
Gross margin	194,820	61,246	3,285	(22,850)	236,501
Corporate general and administrative expenses	—	—	—	44,527	44,527
Operating income (loss)	194,820	61,246	3,285	(67,377)	191,974
Other income (expense):
Interest expense	—	(1)	—	(15,022)	(15,023)
Gain on sale of operations, net	176	—	—	—	176
Other income, net	1,987	597	1	5,660	8,245
Total other income (expense), net	2,163	596	1	(9,362)	(6,602)
Income (loss) before income tax expense	$196,983	$61,842	$3,286	$(76,739)	$185,372

NOTE 12. SUBSEQUENT EVENTS

Business Combinations:

As previously disclosed, on July 30, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Marcum LLP, a New York registered limited liability partnership (“Marcum”), Marcum Advisory Group LLC, a Delaware limited liability company and wholly owned subsidiary of Marcum (“MAG”), PMMS LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Merger Sub”), and Marcum Partners SPV LLC, a Delaware limited liability company (the “Owner Representative”).

Under the terms of the Merger Agreement, at the closing, Merger Sub merged with and into MAG, with MAG continuing as the surviving entity and as a wholly owned subsidiary of the Company (the “Merger”). Prior to the closing of the Merger, Marcum contributed substantially all of its non-attest business assets to MAG, subject to certain exclusions, and MAG assumed certain Marcum liabilities. In a separate transaction, CBIZ CPAs P.C., previously known as Mayer Hoffman McCann P.C., a national independent certified public accounting firm with which the Company has an existing Administrative Services Agreement, purchased from Marcum substantially all of Marcum’s attest business assets, subject to certain exclusions ("Attest Purchase"). The Merger and the transactions contemplated by the Merger Agreement are referred to herein as the “Transaction.”

On November 1, 2024, the Transaction was completed. At closing, we paid $637.6 million in cash as consideration to Marcum partners (including escrowed amounts) and an additional $425.5 million in cash to satisfy certain obligations of Marcum and for certain other specified closing payments as provided by the Merger Agreement. The cash portion of the purchase price paid to Marcum partners is subject to customary post-closing adjustments and escrow arrangements.

In addition to the cash consideration, we will issue a total of 14,260,645 shares of our common stock (the “Shares”) to Marcum partners. The Shares will be delivered as follows: (i) 713,032 Shares will be subject to continued service requirements and, subject to satisfaction of those requirements, be delivered on the fourth anniversary of the closing; (ii) 2,852,129 Shares will be delivered on January 2, 2025; and (iii) the remaining 10,695,484 Shares will be delivered in 36 monthly installments commencing on January 2, 2025.

We have yet to finalize the purchase price allocation for the Transaction, and are in the process of evaluating the effect that the Transaction will have on our consolidated financial statements.

Amended and Restated Credit Facilities

On November 1, 2024, the Company and CBIZ Operations, Inc., a wholly owned subsidiary of the Company, as the borrower (“CBIZ Operations”), Bank of America, N.A., as administrative agent, and the other financial institutions party thereto entered into an amended and restated credit agreement (the “2024 Credit Facilities”) providing for $2.0 billion in senior secured credit facilities, consisting of a $1.4 billion term loan (the “Term Loan”) and $600.0 million revolving credit facility (the “Revolving Credit Facility”). The 2024 Credit Facilities amend and restate the 2022 credit facility. The proceeds of the Term Loan were used to pay the cash consideration and make certain other payments in connection with the closing of the Transaction and to repay outstanding amounts under the 2022 credit facility.

The 2024 Credit Facilities mature on November 1, 2029. The Term Loan provides for scheduled annual principal amortization payments of 5% in the first two years following closing, 7.5% annually in the third and fourth year following closing and 10% in the fifth year following closing, with the balance due at maturity.

The commitments under the 2024 Credit Facilities may be increased in the form of incremental term facilities and/or increased commitments under the Revolving Credit Facility in an aggregate principal amount of up to the sum of (a) the greater of (i) $465.0 million and (ii) 100% of EBITDA, plus (b) an unlimited amount, so long as Total Net Leverage Ratio (“TNLR”) is no more than the lesser of 3.50 to 1.00 and TNLR at the closing after giving pro forma effect to the Transaction.

The Company may elect an interest rate for the Term Loan and the Revolving Credit Facility based on the Base Rate or Term SOFR, plus an applicable spread. The Base Rate option is the highest of: (i) the Bank of America prime rate; (ii) the federal funds rate plus 0.50%; or (iii) Term SOFR plus 1.0%. Term SOFR is the forward-looking term rate based on the secured overnight financing rate that is published by CME Group Benchmark Administration Limited (or a successor administrator of such rate) plus a 0.10% SOFR Adjustment. The applicable spreads under the 2024 Credit Facilities will be 0.375% to 1.50% and 1.375% to 2.50% above the Base Rate and Term SOFR, respectively.

The 2024 Credit Facilities include a financial covenant requiring that TNLR not exceed 5.00 to 1.00 initially, stepping down in increments to 3.75 to 1.00 during and after the seventh fiscal quarter after the closing (with a limited ability to temporarily increase in connection with material acquisitions commencing in the sixth fiscal quarter after the closing). The 2024 Credit Facilities also require a Minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 and affirmative and negative covenants that are in each case generally similar to those contained in the 2022 credit facility, but with increases to certain baskets and caps and certain other exceptions.

The 2024 Credit Facilities are guaranteed by the Company and each of its domestic subsidiaries, subject to certain exceptions (the “Guarantors”), and are secured by substantially all assets of the Company, CBIZ Operations and the other Guarantors.

As of November 1, 2024, the balance outstanding under the 2024 Credit Facilities was $1,465.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we”, “us”, “our”, "CBIZ" or the "Company" shall mean CBIZ, Inc., and its operating subsidiaries.
The following discussion is intended to assist in the understanding of our financial position at September 30, 2024 and December 31, 2023, results of operations for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023, and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2023. This discussion and analysis contains forward-looking statements and should be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” included in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2023.

OVERVIEW
We provide professional business services, products and solutions that help our clients grow and succeed by better managing their finances and employees. These services are primarily provided to small and medium-sized businesses, as well as individuals, governmental entities, and not-for-profit enterprises throughout the United States and parts of Canada. We deliver integrated services through three practice groups: Financial Services, Benefits and Insurance Services, and National Practices. Refer to Note 11, Segment Disclosures, to the accompanying unaudited condensed consolidated financial statements for a general description of services provided by each practice group.
Refer to the Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion of our business and strategies, as well as the external relationships and regulatory factors that currently impact our operations.
EXECUTIVE SUMMARY
Revenue for the three months ended September 30, 2024 increased by $28.3 million, or 6.9%, to $438.9 million from $410.5 million for the same period in 2023. Same-unit revenue increased by approximately $20.8 million, or 5.1%, as compared to the same period in 2023. Revenue from newly acquired operations contributed $8.4 million, or 1.9%, of incremental revenue for the three months ended September 30, 2024, as compared to the same period in 2023.
Revenue for the nine months ended September 30, 2024 increased by $89.5 million, or 7.1%, to $1,353.2 million from $1,263.6 million for the same period in 2023. Same-unit revenue increased by approximately $58.7 million, or 4.6%, as compared to the same period in 2023. Revenue from newly acquired operations contributed $31.7 million, or 2.3%, of incremental revenue for the nine months ended September 30, 2024, as compared to the same period in 2023. A detailed discussion of revenue by practice group is included under "Operating Practice Groups."
Net income was $35.1 million, or $0.70 per diluted share, in the third quarter of 2024, compared to $33.7 million, or $0.67 per diluted share, in the third quarter of 2023. For the nine months ended September 30, 2024, net income was $131.8 million, or $2.62 per diluted share, compared to $133.7 million, or $2.64 per diluted share, for the same period in 2023. Refer to “Results of Operations" for a detailed discussion of the components of net income.

On November 1, 2024, we completed the previously announced Transaction. In connection with the closing of the Transaction, we entered into the 2024 Credit Facilities. Refer to Note 12. Subsequent Events to the accompanying unaudited condensed consolidated financial statements for further discussion regarding the Transaction and related 2024 Credit Facilities.
Strategic Use of Capital
Our overall business objective continues to focus on making strategic acquisitions that allow us to strengthen our presence in existing markets, expand into high growth industries, and broaden our services to our existing offerings. As a result of the Transaction and related 2024 Credit Facilities as described in Note 12. Subsequent Events to the accompanying unaudited condensed consolidated financial statements, we have $1,465.5 million outstanding debt under the 2024 Credit Facilities as of November 1, 2024. To achieve our business objective of making strategic acquisitions, our current priority for use of capital is to maximize cash flow to pay down debt, which will allow us more liquidity to make strategic acquisitions in the future. In addition, we believe that repurchasing shares of our common stock can be a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our stockholders.
During the nine months ended September 30, 2024, we completed three acquisitions for $22.5 million in cash. We also repurchased 0.2 million shares of our common stock for tax withholding purposes at a total cost of approximately $11.4 million in the nine months ended September 30, 2024.
During the first quarter of 2024, the CBIZ Board of Directors authorized the purchase of up to 5.0 million shares of our common stock under our share repurchase program (the “Share Repurchase Program”), which may be suspended or discontinued at any time and expires on March 31, 2025. The shares may be purchased in the open market, in privately negotiated transactions, and pursuant to Rule 10b5-1 trading plans. Privately negotiated transactions may include purchases from our employees, officers and directors, in accordance with the Securities and Exchange Commission (the “SEC”) rules. CBIZ management will determine the timing and amount of the purchases based on its evaluation of market conditions and other factors.

RESULTS OF OPERATIONS
Revenue
The following tables summarize total revenue for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	% of Total	2023	% of Total	$ Change	% Change
	(Amounts in thousands, except percentages)
Financial Services	$322,295	73.4%	$298,372	72.7%	$23,923	8.0%
Benefits and Insurance Services	104,040	23.7%	100,287	24.4%	3,753	3.7%
National Practices	12,549	2.9%	11,880	2.9%	669	5.6%
Total CBIZ	$438,884	100.0%	$410,539	100.0%	$28,345	6.9%

	Nine Months Ended September 30,
	2024	% of Total	2023	% of Total	$ Change	% Change
	(Amounts in thousands, except percentages)
Financial Services	$1,004,158	74.2%	$932,388	73.8%	$71,770	7.7%
Benefits and Insurance Services	309,867	22.9%	296,179	23.4%	13,688	4.6%
National Practices	39,168	2.9%	35,080	2.8%	4,088	11.7%
Total CBIZ	$1,353,193	100.0%	$1,263,647	100.0%	$89,546	7.1%
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
Income and expenses related to the deferred compensation plan for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Amounts in thousands)
Operating expense (income)	$7,305	$(3,009)	$18,164	$6,853
Corporate general & administrative expense (income)	1,064	(452)	2,444	821
Other income (expenses), net	8,369	(3,461)	20,608	7,674

Excluding the impact of the above-mentioned income and expenses related to the deferred compensation plan, the operating results for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,
	2024				2023
	(Amounts in thousands, except percentages)
	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue
Gross margin	$72,913	$7,305	$80,218	18.3%	$68,391	$(3,009)	$65,382	15.9%
Operating income	49,686	8,369	58,055	13.2%	55,255	(3,461)	51,794	12.6%
Other income (expense), net	1,300	(8,369)	(7,069)	(1.6)%	(2,288)	3,461	1,173	0.3%
Income before income tax expense	50,971	—	50,971	11.6%	47,196	—	47,196	11.5%

	Nine Months Ended September 30,
	2024				2023
	(Amounts in thousands, except percentages)
	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue
Gross margin	$244,369	$18,164	$262,533	19.4%	$236,501	$6,853	$243,354	19.3%
Operating income	180,381	20,608	200,989	14.9%	191,974	7,674	199,648	15.8%
Other income (expense), net	13,207	(20,608)	(7,401)	(0.5)%	8,245	(7,674)	571	—%
Income before income tax expense	183,178	—	183,178	13.5%	185,372	—	185,372	14.7%

Operating Expenses
The following tables summarize total operating expenses for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating expenses by segment:
Financial Services	$260,639	$249,680	$10,959	4.4%
Benefits and Insurance Services	82,965	79,636	3,329	4.2%
National Practices	11,101	10,667	434	4.1%
Corporate and Other	11,266	2,165	9,101	N/M
Total Operating expenses	$365,971	$342,148	$23,823	7.0%
Operating expenses % of revenue	83.4%	83.3%
Operating expenses excluding deferred compensation	$358,666	$345,157	$13,509	3.9%
Operating expenses excluding deferred compensation % of revenue	81.7%	84.1%

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating expenses by segment:
Financial Services	$789,009	$737,568	$51,441	7.0%
Benefits and Insurance Services	249,845	234,933	$14,912	6.3%
National Practices	35,062	31,795	$3,267	10.3%
Corporate and Other	34,908	22,850	$12,058	52.8%
Total Operating expenses	$1,108,824	$1,027,146	$81,678	8.0%
Operating expenses % of revenue	81.9%	81.3%
Operating expenses excluding deferred compensation	$1,090,660	$1,020,293	$70,367	6.9%
Operating expenses excluding deferred compensation % of revenue	80.6%	80.7%

Three months ended September 30, 2024 compared to September 30, 2023. Total operating expenses for the three months ended September 30, 2024 increased by $23.8 million, or 7.0%, to $366.0 million as compared to $342.1 million in the same period of 2023. The deferred compensation plan increased operating expenses by $7.3 million for the three months ended September 30, 2024, and decreased by $3.0 million during the same period in 2023. Excluding the deferred compensation expenses, which were recorded in "Corporate and Other" for segment reporting purposes, operating expenses would have been $358.7 million and $345.2 million, or 81.7% and 84.1% of revenue, for the three months ended September 30, 2024 and 2023, respectively. In addition, operating expenses for the three months ended September 30, 2024 included approximately $0.6 million of non-recurring integration costs associated with the Transaction and other acquisitions completed in 2024, and the operating expenses for the three months ended September 30, 2023 included $0.6 million of non-recurring integration costs associated with the Somerset CPAs and Advisors ("Somerset") acquisition.
The majority of our operating expenses relate to personnel costs, which include (i) salaries and benefits, (ii) commissions paid to producers, (iii) incentive compensation, and (iv) stock-based compensation. Excluding the impact of deferred compensation, which was recorded in "Corporate and Other" for segment reporting purposes, operating expenses increased by approximately $13.5 million during the three months ended September 30, 2024 as compared to the same period in 2023, driven by $7.8 million higher personnel costs (of which $4.7 million was the result of acquisitions), $3.2 million higher direct costs, $1.2 million higher travel and entertainment costs, $0.8 million higher professional service costs, and $0.4 million higher other discretionary spending to support business growth. Personnel costs are discussed in further detail under “Operating Practice Groups” below.
Nine months ended September 30, 2024 compared to September 30, 2023. Total operating expenses for the nine months ended September 30, 2024 increased by $81.7 million, or 8.0%, to $1,108.8 million as compared to $1,027.1 million in the same period of 2023. The deferred compensation plan increased operating expenses by $18.2 million for the nine months ended September 30, 2024, and by $6.9 million during the same period in 2023. Excluding the impact of deferred compensation, which was recorded in "Corporate and Other" for segment reporting purposes, operating expenses would have been $1,090.7 million and $1,020.3 million, or 80.6% and 80.7% of revenue, for the nine months ended September 30, 2024 and 2023, respectively, an increase of $70.4 million as compared to the same period in 2023. In addition, operating expense for the nine months ended September 30, 2024 included approximately $0.9 million of non-recurring integration costs related to the Transaction and other acquisitions completed in 2024, and operating expenses for the nine months ended September 30, 2023 included $1.5 million of non-recurring integration and retention costs associated with the Somerset acquisition. The increase in operating expense was driven by higher personnel costs of $49.0 million (of which $17.2 million was the result of acquisitions), $7.3 higher direct cost, $4.2 million higher technology costs, $3.4 million higher professional service costs, $3.2 million higher travel and entertainment costs, $1.2 higher depreciation and amortization expense, $1.1 million higher bad debt expense, and $0.9 million higher other discretionary spending to support business growth. Personnel costs are discussed in further detail under “Operating Practice Groups” below.
Corporate General & Administrative (“G&A”) Expenses

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(Amounts in thousands, except percentages)
G&A expenses	$23,227	$13,136	$10,091	76.8%
G&A expenses % of revenue	5.3%	3.2%
G&A expenses excluding deferred compensation	$22,163	$13,588	$8,575	63.1%
G&A expenses excluding deferred compensation % of revenue	5.0%	3.3%

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(Amounts in thousands, except percentages)
G&A expenses	$63,988	$44,527	$19,461	43.7%
G&A expenses % of revenue	4.7%	3.5%
G&A expenses excluding deferred compensation	$61,544	$43,706	$17,838	40.8%
G&A expenses excluding deferred compensation % of revenue	4.5%	3.5%
Three months ended September 30, 2024 compared to September 30, 2023. The deferred compensation plan increased G&A expenses by $1.1 million for the three months ended September 30, 2024, and decreased G&A expenses by $0.5 million during the same period in 2023. The G&A expenses, excluding the impact of the deferred compensation plan, would have been $22.2 million, or 5.0% of revenue, for the three months ended September 30, 2024, compared to $13.6 million, or 3.3% of revenue, for the same period in 2023, an increase of approximately $8.6 million. The increase was primarily driven by $6.9 million higher legal and other professional services costs largely associated with the Transaction, $1.3 million higher other discretionary spending to support business growth, and $0.4 million higher personnel costs. The G&A expenses for the three months ended September 30, 2024 included approximately $7.7 million of non-recurring transaction and integration costs primarily associated with the Transaction. For the three months ended September 30, 2023 there were no non-recurring transaction and integration costs associated with acquisitions.
Nine months ended September 30, 2024 compared to September 30, 2023. The deferred compensation plan increased G&A expenses by $2.4 million for the nine months ended September 30, 2024, and increased G&A expenses by $0.8 million during the same period in 2023. The G&A expenses, excluding the impact of the deferred compensation plan, would have been $61.5 million, or 4.5% of revenue, for the nine months ended September 30, 2024, compared to $43.7 million, or 3.5% of revenue, for the same period in 2023, an increase of approximately $17.8 million. The increase in G&A expenses was primarily driven by $14.8 million higher legal and other professional services costs largely associated with the Transaction, $2.3 millon higher other discretionary spending to support business growth, $0.4 million higher depreciation costs, and $0.3 million higher travel and entertainment costs. In addition, G&A expenses for the nine months ended September 30, 2024 included $15.0 million of non-recurring transaction and integration costs primarily related to the Transaction. The G&A expenses for the nine months ended September 30, 2023 included $1.5 million of non-recurring transaction and integration costs related to the Somerset acquisition.
Other Income (Expense), Net

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(Amounts in thousands, except percentages)
Interest expense	$(4,968)	$(5,848)	$880	(15.0)%
Gain on sale of operations, net	4,953	77	4,876	N/M
Other income (expense), net (1)	1,300	(2,288)	3,588	(156.8)%
Total other income (expense), net	$1,285	$(8,059)	$9,344	(115.9)%

(1) Other income (expense), net includes a net gain of $8.4 million during the three months ended September 30, 2024, and a net loss of $3.5 million for the same period in 2023, associated with the value of investments held in a rabbi trust related to the deferred compensation plan, which were recorded in "Corporate and Other" for segment reporting purposes. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan are offset by a corresponding increase or decrease to compensation expense, which is recorded as “Operating expenses” and “G&A expenses.” The deferred compensation plan has no impact on “Income before income tax expense” or diluted earnings per share. In addition, included in Other income, net for the three months ended September 30, 2024 and 2023, is expense of $5.7 million and $0.6 million, respectively, related to net changes in the fair value of contingent consideration related to prior acquisitions.

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(Amounts in thousands, except percentages)
Interest expense	$(15,363)	$(15,023)	$(340)	2.3%
Gain on sale of operations, net	4,953	176	4,777	N/M
Other income, net (2)	13,207	8,245	4,962	60.2%
Total other income, net	$2,797	$(6,602)	$9,399	(142.4)%

(2) Other income, net includes a net gain of $20.6 million during the nine months ended September 30, 2024, and a net gain of $7.7 million for the same period in 2023, associated with the value of investments held in a rabbi trust related to the deferred compensation plan, which were recorded in "Corporate and Other" for segment reporting purposes. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan are offset by a corresponding increase or decrease to compensation expense, which is recorded as “Operating expenses” and “G&A expenses.” The deferred compensation plan has no impact on “Income before income tax expense” or diluted earnings per share. In addition, included in Other income, net for the nine months ended September 30, 2024 and 2023, is expense of $6.3 million and $2.1 million, respectively, related to net changes in the fair value of contingent consideration related to prior acquisitions.

Interest Expense
Three and nine months ended September 30, 2024 compared with September 30, 2023. During the three months ended September 30, 2024, our average debt balance and weighted average effective interest rate were $350.7 million and 5.37%, respectively, compared to $398.3 million and 5.53% for the same period of 2023. The decrease in interest expense for the three months ended September 30, 2024 as compared to the same period in 2023 was primarily driven by a lower interest rates and lower average debt balance.
During the nine months ended September 30, 2024, our average debt balance and interest rate were $362.1 million and 5.40%, respectively, compared to $368.2 million and 5.16% for the same period of 2023. The increase in interest expense for the nine months ended September 30, 2024 as compared to the same period in 2023 was primarily driven by a higher weighted average effective interest rate.

Our indebtedness is further discussed in Note 4, Debt and Financing Arrangements, to the accompanying unaudited condensed consolidated financial statements.
Other Income (Expense), Net
Three and nine months ended September 30, 2024 compared with September 30, 2023. For the three months ended September 30, 2024, other income (expense), net includes a net gain of $8.4 million associated with the deferred compensation plan. For the same period in 2023, other income (expense), net includes a net loss of $3.5 million associated with the deferred compensation plan. Excluding the impact of the deferred compensation plan from other income (expense), net would result in a decrease of $8.2 million for the three months ended September 30, 2024 compared to the same period in 2023. The decrease is primarily due to higher expense related to contingent consideration fair value adjustments of $5.1 million, as a result of assuming $5.3 million contingent purchase price liabilities from CBIZ CPAs P.C., and higher other expenses of $1.7 million. In addition, we recorded $1.4 million of gains from the sale of certain assets in 2023 which did not recur in 2024.
For the nine months ended September 30, 2024, other income (expense), net includes a net gain of $20.6 million associated with the deferred compensation plan. For the same period in 2023, other income (expense), net includes a net gain of $7.7 million associated with the deferred compensation plan. Excluding the impact of the deferred compensation plan from the other income (expense), net would result in a decrease of $8.0 million for the nine months ended September 30, 2024 compared to the same period in 2023. The decrease is primarily due to higher expense related to contingent consideration fair value adjustments of $4.3 million, as a result of assuming $5.3 million contingent purchase price liabilities from CBIZ CPAs P.C, and higher other expenses of $2.1 million. In addition, we recorded $1.6 million of gains from the sale of certain assets in 2023 which did not recur in 2024.
Further discussion related to the fair value contingent consideration adjustment is included in Note 5, Fair Value Measurements, to the accompanying unaudited condensed financial statements.
Income Tax Expense

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(Amounts in thousands, except percentages)
Income tax expense	$15,887	$13,514	$2,373	17.6%
Effective tax rate	31.2%	28.6%

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(Amounts in thousands, except percentages)
Income tax expense	$51,417	$51,667	$(250)	(0.5)%
Effective tax rate	28.1%	27.9%

Three and nine months ended September 30, 2024 compared with September 30, 2023. The effective tax rate for the three months ended September 30, 2024 was 31.2%, compared to an effective tax rate of 28.6% for the comparable period in 2023. The increase in the effective tax rate for the three month period ended September 30, 2024 was primarily due to a lower tax benefit recognized related to stock-based compensation expense during the third quarter of 2024 compared to the same period in 2023, which adversely affected the effective tax rate as related to pre-tax income.
The effective tax rate for the nine months ended September 30, 2024 was 28.1%, compared to an effective tax rate of 27.9% for the same period in 2023. The slight increase in the effective tax rate for the nine month period ended September 30, 2024 was primarily due to a lower tax benefit recognized related to stock-based compensation expense during the third quarter of 2024 compared to the same period in 2023, which adversely affected the effective tax rate as related to pre-tax income. This increase in the effective tax rate was partially offset by the tax effect of lower non-deductible expenses and lower state expenses during the nine months ended September 30, 2024 as compared to the same period in 2023.
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

Financial Services

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue
Same-unit	$313,861	$298,372	$15,489	5.2%
Acquired businesses	8,434	—	8,434	N/M
Total revenue	$322,295	$298,372	$23,923	8.0%
Operating expenses	260,639	249,680	10,959	4.4%
Gross margin / Operating income	$61,656	$48,692	$12,964	26.6%
Total other income, net	15	1,574	(1,559)	(99.0)%
Income before income tax expense	61,671	50,266	11,405	22.7%
Gross margin percent	19.1%	16.3%

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue
Same-unit	$974,118	$932,388	$41,730	4.5%
Acquired businesses	30,040	—	30,040	N/M
Total revenue	$1,004,158	$932,388	$71,770	7.7%
Operating expenses	789,009	737,568	51,441	7.0%
Gross margin / Operating income	$215,149	$194,820	$20,329	10.4%
Total other income, net	229	2,163	(1,934)	(89.4)%
Income before income tax expenses	215,378	196,983	18,395	9.3%
Gross margin percent	21.4%	20.9%

Three months ended September 30, 2024 compared to September 30, 2023
Revenue
The Financial Services practice group revenue for the three months ended September 30, 2024 grew by 8.0% to $322.3 million from $298.4 million during the same period in 2023. Same-unit revenue grew by $15.5 million, or 5.2%, primarily driven by those units that provide traditional accounting and tax-related services, which increased by $8.5 million, the units that provide advisory services, which increased by approximately $4.3 million, and the units that provide government healthcare compliance business consulting, which increased by approximately $2.7 million. The impact of acquired businesses contributed $8.4 million, or 2.6%, of 2024 revenue.
We provide a range of services to affiliated CPA firms under joint referral and administrative service agreements (“ASAs”). Fees earned under the ASAs are recorded as revenue in the accompanying Condensed Consolidated Statements of Comprehensive Income and were approximately $60.9 million and $60.5 million for the three months ended September 30, 2024 and 2023, respectively.
Operating Expenses
Operating expenses increased by $11.0 million, or 4.4%, as compared to the same period last year. Personnel costs increased by $5.6 million, of which acquisitions contributed approximately $4.7 million to the increase. Compared to the same period in 2023, direct costs, professional services costs, and facility costs increased by approximately $4.2 million, $0.8 million, and $0.4 million, respectively. Operating expenses as a percentage of revenue decreased slightly to 80.9% for the three months ended September 30, 2024 from 83.7% of revenue for the prior year quarter.

Nine months ended September 30, 2024 compared to September 30, 2023
Revenue
Revenue for the nine months ended September 30, 2024 grew by 7.7% to $1,004.2 million from $932.4 million during the same period in 2023. Same-unit revenue grew by $41.7 million, or 4.5%, across almost all service lines, primarily driven by the units that provide traditional accounting and tax-related services, which increased $17.5 million, the units that provide government healthcare compliance business consulting, which increased by $15.6 million, and the units that provide advisory services, which increased by approximately $8.6 million. The impact of acquired businesses contributed a total of $30.0 million, or 3.0%, of Financial Services practice group's revenue for the nine months ended September 30, 2024.
Fees earned under the ASAs, as described above, were approximately $217.7 million and $211.2 million for the nine months ended September 30, 2024 and 2023, respectively.
Operating Expenses
Operating expenses increased by $51.4 million, or 7.0%, as compared to the same period last year. Personnel costs increased by $32.1 million, of which acquisitions contributed approximately $10.9 million to the increase. Compared to the same period in 2023, direct costs, professional services costs, facility costs, technology costs, corporate allocated costs, depreciation and amortization costs, and bad debt increased by approximately $8.3 million, $2.7 million, $2.5 million, $2.3 million, $1.4 million, $1.2 million, and $0.7 million, respectively. Other discretionary costs, net, increased by approximately $0.2 million. Operating expense as a percentage of revenue decreased to 78.6% during the nine months ended September 30, 2024 from 79.1% of revenue during the same period in 2023.

Benefits and Insurance Services

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue
Same-unit	$104,040	$100,287	$3,753	3.7%
Acquired businesses	—		—	N/M
Total revenue	$104,040	$100,287	$3,753	3.7%
Operating expenses	82,965	79,636	3,329	4.2%
Gross margin / Operating income	$21,075	$20,651	$424	2.1%
Total other income, net	2	267	(265)	(99.3)%
Income before income tax expense	21,077	20,918	159	0.8%
Gross margin percent	20.3%	20.6%

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue
Same-unit	$308,161	$296,179	$11,982	4.0%
Acquired businesses	1,706	—	1,706	N/M
Total revenue	$309,867	$296,179	$13,688	4.6%
Operating expenses	249,845	234,933	14,912	6.3%
Gross margin/ Operating income	$60,022	$61,246	$(1,224)	(2.0)%
Total other income, net	89	596	(507)	(85.1)%
Income before income tax expenses	60,111	61,842	(1,731)	(2.8)%
Gross margin percent	19.4%	20.7%
Three months ended September 30, 2024 compared to September 30, 2023
Revenue
The Benefits and Insurance Services practice group revenue increased by $3.8 million, or 3.7%, to $104.0 million during the three months ended September 30, 2024 compared to $100.3 million for the same period in 2023. Same-unit revenue grew by $3.8 million, or 3.7%, across almost all of the major service lines, primarily driven by a $2.9 million increase in the employee benefit and retirement benefit services lines, a $0.6 million increase in the property and casualty services, and a $0.7 million increase in payroll-related services. The increase was offset by a $0.4 million decrease in project based services revenue.
Operating Expenses
Operating expenses increased by $3.3 million, or 4.2%, when compared to the same period last year. Personnel costs increased by $2.1 million, primarily due to the impact of annual merit increases as well as investment in client service personnel. Compared to the same period in 2023, travel and entertainment costs, direct costs, technology costs, and bad debt increased by approximately $0.6 million, $0.3 million, $0.2 million, and $0.1 million, respectively. Operating expenses as a percentage of revenue increased to 79.7% for the quarter ended September 30, 2024 from 79.4% of revenue for the same period in 2023, primarily due to decrease in revenue generated from the property and casualty services.
Nine months ended September 30, 2024 compared to September 30, 2023
Revenue
The Benefits and Insurance Services practice group revenue increased by $13.7 million, or 4.6%, to $309.9 million, during the nine months ended September 30, 2024 compared to $296.2 million for the same period in 2023. Same-unit revenue grew by $12.0 million, or 4.0%, across almost all of the major service lines, primarily driven by a $10.6 million increase in employee benefit and retirement benefit services lines, a $2.0 million increase in payroll related services, and a $1.0 million increase in the property and casualty services, partially offset by an approximately $1.2 million decrease in other project based services.
Operating Expenses
Operating expenses increased by $14.9 million, or 6.3%, when compared to the same period last year. Personnel cost increased by $12.0 million primarily due to timing of annual merit increases, bonus accrual, as well as investment in client service personnel. Compared to the same period in 2023, technology costs, direct costs, travel and entertainment costs, facility costs, as well as professional service costs increased by approximately $0.8 million, $0.6 million, $0.5 million, $0.4 million, and $0.4 million, respectively. Other discretionary costs, net increased by approximately $0.2 million. Operating expense as a percentage of revenue slightly increased to 80.6% during the nine months ended September 30, 2024 from 79.3% of revenue for the same period in 2023.

National Practices

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue
Same-unit revenue	$12,549	$11,008	$1,541	14.0%
Divested operations	$—	872	$(872)	(100.0)%
Total Revenue	$12,549	$11,880	$669	5.6%
Operating expenses	11,101	10,667	434	4.1%
Gross margin / Operating income	$1,448	$1,213	$235	19.4%
Total other (expense) income, net	4,953	—	4,953	N/M
Income before income tax expenses	6,401	1,213	5,188	427.7%
Gross margin percent	11.5%	10.2%

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue
Same-unit revenue	$39,168	$34,208	$4,960	14.5%
Divested operations	—	872	(872)	(100.0)%
Total Revenue	$39,168	$35,080	$4,088	11.7%
Operating expenses	35,062	31,795	3,267	10.3%
Gross margin / Operating income	$4,106	$3,285	$821	25.0%
Total other (expense) income, net	4,949	1	4,948	N/M
Income before income tax expenses	9,055	3,286	5,769	175.6%
Gross margin percent	10.5%	9.4%

Three and nine months ended September 30, 2024 compared with September 30, 2023
Revenue and Operating Expenses
The National Practices group is primarily driven by a cost-plus contract with a single client, which has existed since 1999. The cost-plus contract is a five-year contract with the most recent renewal through December 31, 2028. Revenues from this single client accounted for approximately 75% of the National Practice group’s revenue. During the three and nine months ended September 30, 2024, revenue increased by $1.5 million, or 14.0%, and $5.0 million, or 14.5%, respectively, while operating expenses increased by $0.4 million, or 4.1%, and $3.3 million, or 10.3%, respectively.

Corporate and Other
Corporate and Other are operating expenses that are not directly allocated to the individual business units. These expenses primarily consist of certain health care costs, gains or losses attributable to assets held in our deferred compensation plan, stock-based compensation, consolidation and integration charges, certain professional fees, certain advertising costs, and other various expenses.

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating expenses	$11,266	$2,165	9,101	420.4%
Corporate general and administrative expenses	23,227	13,136	10,091	76.8%
Operating loss	(34,493)	(15,301)	(19,192)	125.4%
Total other expense, net	(3,685)	(9,900)	6,215	(62.8)%
Loss before income tax expense	(38,178)	(25,201)	(12,977)	51.5%

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating expenses	$34,908	$22,850	12,058	52.8%
Corporate general and administrative expenses	63,988	44,527	19,461	43.7%
Operating loss	(98,896)	(67,377)	(31,519)	46.8%
Total other expense, net	(2,470)	(9,362)	6,892	(73.6)%
Loss before income tax expenses	(101,366)	(76,739)	(24,627)	32.1%

Three months ended September 30, 2024 compared to September 30, 2023
Total operating expenses increased by $9.1 million during the three months ended September 30, 2024, as compared to the same period in 2023. The deferred compensation plan increased operating expenses by $7.3 million for the three months ended September 30, 2024 and decreased operating expenses by $3.0 million during the same period in 2023. Excluding the deferred compensation expenses, operating expenses decreased by $1.1 million during the three months ended September 30, 2024, as compared to the same period in 2023. The decrease was primarily driven by lower marketing as well as facility related costs.
Total corporate general and administrative expenses increased by $10.1 million, or 76.8%, during the three months ended September 30, 2024, as compared to the same period in 2023. The deferred compensation plan increased corporate general and administrative expenses by $1.1 million for the three months ended September 30, 2024 and decreased corporate general and administrative expenses by $0.5 million during the same period in 2023. Excluding the deferred compensation expenses, corporate general and administrative expense increased by approximately $8.6 million during the three months ended September 30, 2024, as compared to the same period in 2023. The increase was primarily driven by $6.9 million higher legal and other professional services costs largely associated with the Transaction, $1.3 million higher other discretionary spending to support business growth, and $0.4 million higher personnel costs. G&A expenses for the three months ended September 30, 2024 included approximately $7.7 million of non-recurring transaction and integration costs primarily associated with the Transaction. For the three months ended September 30, 2023, there were no non-recurring transaction and integration costs associated with acquisitions.
Total other income (expense), net increased by $6.2 million during the three months ended September 30, 2024, as compared to the same period in 2023. For the three months ended September 30, 2024, total other expense, net includes a net gain of $8.4 million associated with the deferred compensation plan. For the same period in 2023, total other expense, net includes a net loss of $3.5 million associated with the deferred compensation plan. Excluding the impact of the deferred compensation plan, total other income (expense), net decreased by $5.6 million, primarily due to higher expense related to contingent consideration fair value adjustments of $5.1 million, as a result of assuming $5.3 million contingent purchase price liabilities from CBIZ CPAs P.C., and $1.3 million higher other expenses, and partially offset by a decrease of $0.8 million in interest expense.

Nine months ended September 30, 2024 compared to September 30, 2023
Total operating expenses increased by $12.1 million, or 52.8%, during the nine months ended September 30, 2024, as compared to the same period in 2023. The deferred compensation plan increased operating expenses by $18.2 million for the nine months ended September 30, 2024, and by $6.9 million during the same period in 2023. Excluding the deferred compensation expenses, operating expense increased by approximately $0.8 million during the nine months ended September 30, 2024, primarily driven by higher personnel related costs, as compared to the same period in 2023.
Total G&A expenses increased by $19.5 million, or 43.7%, during the nine months ended September 30, 2024, as compared to the same period in 2023. The deferred compensation plan increased G&A expenses by $2.4 million for the nine months ended September 30, 2024, and by $0.8 million during the same period in 2023. Excluding the deferred compensation expenses, G&A expenses increased by approximately $17.8 million during the nine months ended September 30, 2024, compared to the same period in 2023. The increase in G&A expenses was primarily driven by $14.8 million higher legal and other professional services costs largely associated with the Transaction, $2.3 millon higher other discretionary spending to support business growth, $0.4 million higher depreciation costs, and $0.3 million higher travel and entertainment costs. In addition, G&A expenses for the nine months ended September 30, 2024 included $15.0 million of non-recurring transaction and integration costs primarily related to the Transaction. G&A expenses for the nine months ended September 30, 2023 included $1.5 million of non-recurring transaction and integration costs related to the Somerset acquisition.
Total other income (expense), net increased by $6.9 million during the nine months ended September 30, 2024, as compared to the same period in 2023. Total other income (expense), net for the nine months ended September 30, 2024 includes a net gain of $20.6 million associated with the deferred compensation plan. For the same period in 2023, total other income, net includes a net gain of $7.7 million associated with the deferred compensation plan. Excluding the impact of the deferred compensation plan, total other income (expense), net decreased by $6.0 million, primarily due to higher expense related to contingent consideration fair value adjustments of $4.3 million, as a result of assuming $5.3 million contingent purchase price liabilities from CBIZ CPAs P.C., $1.4 million higher other expenses, and $0.3 million higher interest expense.

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
Accounts receivable balances increase in response to the first nine months' revenue generated by the Financial Services practice group. A significant amount of this revenue is billed and collected in subsequent quarters. Days sales outstanding (“DSO”) represent accounts receivable and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve months' daily revenue. We provide DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of our ability to collect on receivables in a timely manner. Trailing-twelve-month DSO, including the impact of acquisitions, was 97 days and 96 days at September 30, 2024 and 2023, respectively. DSO at December 31, 2023 was 78 days.
The following table presents selected cash flow information. For additional details, refer to the accompanying Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended September 30,
	2024	2023
	(Amounts in thousands)
Net cash provided by operating activities	$68,168	$57,254
Net cash used in investing activities	(24,911)	(76,630)
Net cash used in financing activities	(85,222)	(18,442)
Net decrease in cash, cash equivalents and restricted cash	$(41,965)	$(37,818)

Operating Activities - Cash provided by operating activities was $68.2 million during the nine months ended September 30, 2024, primarily consisted of working capital use of $108.4 million, which was offset by net income of $131.8 million and certain non-cash items, such as depreciation and amortization expense of $28.6 million, deferred income tax of $4.8 million, stock-based compensation expense of $7.4 million, and an adjustment to contingent earnout liability of $6.3 million. Cash provided by operating activities was $57.3 million during the nine months ended September 30, 2023 and primarily consisted of net income of $133.7 million and certain non-cash items, such as depreciation and amortization expense of $27.0 million, deferred income tax of $6.7 million, and stock-based compensation expense of $9.7 million. The cash inflow was offset by working capital use of $121.6 million during the nine months ended September 30, 2023.
Investing Activities - Cash used in investing activities during the nine months ended September 30, 2024 was $24.9 million and consisted primarily of $22.9 million used for business acquisitions, $9.7 million in capital expenditures, and $2.2 million in other investing activities primarily related to acquistion related working capital adjustment payments and notes receivable. The net cash flow related to funds held for clients and other activities were immaterial. Cash used in investing activities during the nine months ended September 30, 2023 was $76.6 million and consisted primarily of $53.1 million used for business acquisitions, $19.0 million in capital expenditures, and $11.4 million in other investing activities primarily related to working capital payments and notes receivable. During the nine months ended September 30, 2023, the use of cash was offset by $5.2 million net cash inflow related to funds held for clients and other activities, $1.5 million related to the sale of one technology asset and $0.2 million in other cash payments related to certain prior divestitures.
The balances in funds held for clients and client fund obligations can fluctuate with the timing of cash receipts and the related cash payments. The nature of these accounts is further described in Note 1, Basis of Presentation and Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Financing Activities - Cash used in financing activities during the nine months ended September 30, 2024 was $85.2 million and primarily consisted of $24.9 million in net proceeds from the credit facility, partially offset by $11.4 million cash used in share repurchases for tax withholding purposes, a $47.6 million net decrease in client fund obligations and $50.9 million in contingent consideration payments related to prior acquisitions. Cash used in financing activities during the nine months ended September 30, 2023 was $18.4 million and primarily consisted of $66.2 million in share repurchases, a $49.6 million net decrease in client fund obligations and $40.1 million in contingent consideration payments related to prior acquisitions. The use of cash was partially offset by $129.0 million in net proceeds from the credit facility and $8.4 million in proceeds from the exercise of stock options.
CAPITAL RESOURCES
Credit Facility - At September 30, 2024, we had $337.3 million outstanding under the 2022 credit facility as well as $3.2 million outstanding letters of credit. Available funds under the 2022 credit facility, based on the terms of the commitment, were approximately $252.0 million at September 30, 2024. The weighted average interest rate under the 2022 credit facility was 5.40% during the nine months ended September 30, 2024, compared to 5.16% for the same period in 2023. The 2022 credit facility allows for the allocation of funds for future strategic initiatives, including acquisitions and the repurchase of our common stock, subject to the terms and conditions of the 2022 credit facility. As a result of the Transaction and related 2024 Credit Facilities as described in Note 12. Subsequent Events, to the accompanying unaudited condensed consolidated financial statements, we have $1,465.5 million of outstanding debt under the 2024 Credit Facilities as of November 1, 2024.
Debt Covenant Compliance - Under the 2022 credit facility, we are required to meet certain financial covenants with respect to (i) total leverage ratio and (ii) minimum interest charge coverage ratio. We are in compliance with our financial covenants as of September 30, 2024. Our ability to service our debt and to fund future strategic initiatives will depend upon our ability to generate cash in the future. For further discussion regarding our 2022 credit facility and debt as well as our 2024 Credit Facilities, refer to Note 4, Debt and Financing Arrangements and Note 12, Subsequent Events, respectively, to the accompanying unaudited condensed consolidated financial statements.

Use of Capital - Our overall business objective continues to focus on making strategic acquisitions that allow us to strengthen our presence in existing markets, expand into high growth industries, and broaden our services to our existing offerings. As a result of the Transaction and related 2024 Credit Facilities as described in Note 12. Subsequent Events to the accompanying unaudited condensed consolidated financial statements, we have $1,465.5 million of outstanding debt under the 2024 Credit Facilities as of November 1, 2024. To achieve our business objective of making strategic acquisitions, our current priority for use of capital is to maximize cash flow to pay down debt, which will allow us more liquidity to make strategic acquisitions in the future. In addition, we also have the financing flexibility and the capacity to actively repurchase shares of our common stock. We believe that repurchasing shares of our common stock can be a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our stockholders. During the nine months ended September 30, 2024, we completed three acquisitions for $22.5 million in cash. During the nine months ended September 30, 2024, we also repurchased 0.2 million shares of our common stock for tax withholding purposes at a total cost of approximately $11.4 million.
Cash Requirements - Cash requirements for the remainder of 2024 and beyond will include the repayment of outstanding debt and related interest, making strategic acquisitions, funding seasonal working capital requirements, making contingent purchase price payments for previous acquisitions, share repurchases, income tax payments, and capital expenditures. We believe that cash provided by operations, as well as available funds under our 2024 Credit Facilities will be sufficient to meet cash requirements for the remainder of 2024 and beyond. Refer to Note 12. Subsequent Events to the accompanying unaudited condensed consolidated financial statements for further discussion of the 2024 Credit Facilities.
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
We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $3.2 million and $3.5 million at September 30, 2024 and December 31, 2023, respectively. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.2 million and $2.3 million at September 30, 2024 and December 31, 2023, respectively.
We have various agreements under which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by us under such indemnification clauses is generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2024, we are not aware of any material obligations arising under indemnification agreements that would require payment.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The SEC defines critical accounting policies as those that are most important to the portrayal of a company’s financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
Our discussion and analysis of our results of operations, financial condition and liquidity is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements. As more information becomes known, these estimates and assumptions could change, which would have an impact on actual results that may differ materially from these estimates and judgments under different assumptions. We have not made any changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements that we make, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to: we may be more sensitive to revenue fluctuations than other companies, which could result in fluctuations in the market price of our common stock; payments on accounts receivable may be slower than expected, or amounts due on receivables or notes may not be fully collectible; we are dependent on the services of our executive officers, other key employees, producers and service personnel, the loss of whom may have a material adverse effect on our business, financial condition and results of operations; restrictions imposed by independence requirements and conflict of interest rules may limit our ability to provide services to clients of the attest firms with which we have contractual relationships and the ability of such attest firms to provide attestation services to our clients; our goodwill and intangible assets could become impaired, which could lead to material non-cash charges against earnings; certain liabilities resulting from acquisitions are estimated and could lead to a material non-cash impact on earnings; governmental regulations and interpretations are subject to changes, which could have a material adverse effect on our clients, our business, our business services operations, our business models, or our revenue; changes in the United States healthcare or public health environment, including new healthcare legislation or regulations, may adversely affect the revenue and margins in our or our clients’ businesses; we are subject to risks relating to processing customer transactions for our payroll and other transaction processing businesses; cyber-attacks or other security breaches involving our computer systems or the systems of one or more of our vendors or clients could materially and adversely affect our business; we are subject to risk as it relates to software that we license from third parties; we could be held liable for errors and omissions, contract claims, or other litigation judgments or expenses; the future issuance of additional shares could adversely affect the price of our common stock; our principal stockholders may have substantial control over our operations; we require a significant amount of cash for interest payments on our debt and to expand our business as planned; terms of our credit facility may adversely affect our ability to run our business and/or reduce stockholder returns; our failure to satisfy covenants in our debt instruments could cause a default under those instruments; we are reliant on information processing systems and any failure of these systems could have a material adverse effect on our business, financial condition and results of operations; we may not be able to acquire and finance additional businesses which may limit our ability to pursue our business strategy; the business services industry is competitive and fragmented; if we are unable to compete effectively, our business, financial condition and results of operations may be negatively impacted; and there is volatility in our stock price.

With respect to the recently completed Transaction as described in Note 12. Subsequent Events to the accompanying unaudited condensed consolidated financial statements, such risks and uncertainties include, but are not limited to: the possibility that anticipated benefits and/or synergies of the Transaction will not be achieved in a timely manner or at all; the possibility that the costs of the Transaction and/or liabilities assumed will be more significant than anticipated; the possibility that integration will prove more costly and/or time consuming than anticipated; the possibility that the Transaction could disrupt ongoing plans and operations of the parties or their respective relationships with clients, other business partners and employees; the effects of the increased leverage of the Company following the Transaction; and the other risks described in Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.
Such forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Should one or more of these risks materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.
Consequently, no forward-looking statement can be guaranteed. A more detailed description of risk factors may be found in our periodic filings with the SEC, including in “Item 1A, Risk Factors” of this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023. Except as required by the federal securities laws, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the SEC, such as quarterly, periodic and annual reports.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our floating rate debt under the 2022 credit facility exposes us to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would have affected the rate at which we could borrow funds under the 2022 credit facility. The balance outstanding under our 2022 credit facility at September 30, 2024 was $337.3 million, of which $187.3 million was subject to rate risk. If market rates were to increase or decrease 100 basis points from the levels at September 30, 2024, interest expense would have increased or decreased approximately $1.9 million annually.
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
As of September 30, 2024, we have the following interest rate swaps outstanding (in thousands):

	September 30, 2024
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
As described within Note 12. Subsequent Events to the accompanying unaudited condensed consolidated financial statements, on November 1, 2024, we entered into the 2024 Credit Facilities. The 2024 Credit Facilities amended and restated the 2022 credit facility. The interest rate under the 2024 Credit Facilities is a floating rate based on certain base rate or Term SOFR, plus an applicable spread. As of November 1, 2024, outstanding debt under the 2024 Credit Facilities was $1,465.5 million, of which $1,315.5 million is subject to rate risk. If market rates were to increase or decrease 100 basis points from the levels at November 1, 2024, interest expense would increase or decrease approximately $13.2 million annually.
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
(b) Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 1, 2024, we completed the Transaction. Refer to Note 12. Subsequent Events to the accompanying unaudited condensed consolidated financial statements for further discussion regarding the Transaction. Risks related to the Transaction follow:

If we are unable to successfully integrate Marcum, or integration efforts prove disruptive, it could result in the combined business failing to meet our expectations.

The success of the Transaction will depend, in part, on our ability to successfully integrate Marcum with our current operations. The Transaction is our largest acquisition to date, and the size and complexity of the Transaction creates inherent challenges, risk and uncertainty in the integration process. If we are not able to successfully integrate Marcum, operationally and culturally, the anticipated benefits of the Transaction may not be realized fully or at all or may take longer or cost more to realize than expected.The process of integrating Marcum’s operations will likely require a disproportionate amount of resources and management attention. Our management team may also encounter unforeseen difficulties in managing the integration process. It is possible that the integration process could result in the disruption of our and Marcum’s ongoing businesses, the loss of client relationships or difficulties in generating new client relationships and inconsistencies in standards, controls, procedures, practices and policies that could adversely impact our operations. Disruption and distraction caused by this process could also prevent us from pursuing, or otherwise divert resources and attention from, otherwise attractive business and growth opportunities. Any of these risks may adversely affect our business, financial condition, results of operations, and the price of our common stock.

Our business could be adversely affected if Marcum does not perform to our expectations or we underestimate the liabilities we are assuming.

Even if we successfully integrate Marcum, there can be no assurance we will realize the anticipated benefits of the Transaction. While our management and advisors have spent significant time and resources evaluating Marcum’s business, it is difficult to predict future performance and the benefits from a Transaction involving large and complex organizations. In addition, we assumed Marcum’s liabilities other than specified excluded liabilities that were not contributed by Marcum to MAG prior to closing of the Transaction. It is possible that we may have underestimated the liabilities that we assumed, or we may have assumed liabilities that are unknown or that we did not foresee and were not excluded from Marcum’s contribution to MAG. If the liabilities that we assumed are more than we anticipate, or insurance coverage is not available to us in sufficient amounts to cover the liabilities that we assumed, it could increase the effective cost of the Transaction and adversely impact our financial condition or results of operations. The performance and benefits that we ultimately achieve may be influenced by a variety of factors, many of which are outside of our control. If we do not achieve the anticipated benefits of the Transaction, at all or in the expected timeframe, or become responsible for costs or liabilities that we did not foresee, our business could be adversely affected.

The price of our common stock could be adversely impacted if we do not perform to expectations following the Transaction.

The market price of our common stock could be adversely affected if we do not perform to our own and investor expectations. We are a larger and more complex organization following the closing of the Transaction, and in order to maintain and earn the trust of our investors, we will have to effectively execute on our strategy to integrate

Marcum and achieve the anticipated benefits and synergies of the Transaction. This process will take time, and it will be necessary to effectively communicate our progress and strategy to investors over the short and long term. If we experience challenges or delays in this process, it could adversely impact, or cause volatility in, our operating results. It could also result in a decrease in investor confidence and have an adverse impact to the market price of our common stock or cause increased volatility in trading prices.

The loss of key personnel could have a material adverse effect on our financial condition, results of operations, and growth prospects.

Our success following the Transaction will depend on the continued contributions of officers, business unit leaders and other key employees. The integration process may result in the loss of key personnel, whether such loss is through resignation or other causes, or the inability to attract additional qualified personnel. In order to obtain the benefits of the Transaction, the Company will need to retain the services of Marcum partners and other key personnel. The Transaction will result in changes for these partners and other key personnel, in terms of compensation structure and form (subject to compliance with the Merger Agreement), organizational and leadership structure, culture and otherwise, as they have moved from working in a private organization to a publicly traded company, and it is uncertain how they will react. In addition, the Transaction could result in disruption and changes for the Company’s existing key personnel, and it is also uncertain how they will react. Although most of our key personnel are subject to non-compete and other restrictive covenants and Marcum partners entered into restrictive covenant agreements in connection with the Transaction, in light of the competitive employment environment and risks related to the enforcement of restrictive covenants, we cannot assure you that these agreements will be effective and that we will be able to retain the services of such personnel. The loss of such personnel or an inability to attract, retain and motivate qualified personnel may impair the Company’s ability to achieve its financial goals or realize the anticipated benefits of the Transaction, which could have a material adverse effect on the Company’s financial condition, results of operations, and growth prospects. Further, the replacement of any key personnel likely would involve significant time and costs and may significantly delay or prevent the achievement of the Company’s business objectives.

Our increased leverage following the Transaction may adversely impact our business.

We incurred substantial indebtedness to fund the Transaction. As a result, our debt to EBITDA ratio has increased significantly following the closing. If we do not perform in accordance with our expectations following the Transaction, we could be unable to reduce our debt to EBITDA ratio to consistent with our prior levels, whether in anticipated timeframes or at all. We could also face difficulties servicing and complying with the covenants and other terms of our debt instruments. The 2024 Credit Facilities provide for floating-rate indebtedness, so increases in interest rates could result in higher interest expense and/or additional hedging costs. In addition, if we are unable to reduce our levels of indebtedness following the Transaction, we may be unable to pursue business and growth opportunities and uses of capital that would be beneficial to us and our shareholders, such as additional acquisitions and share repurchases.

The significant number of shares issuable as the stock consideration in the Transaction may adversely impact our stock price.

There can be no assurance the Transaction will be accretive to earnings per share, at all or in expected timeframes. If we do not perform as expected following the Transaction or costs or assumed liabilities are greater than anticipated, our earnings per share could be adversely impacted by the significant increase in outstanding shares. In addition, although restrictions on resale under applicable securities laws will prevent sales in at least the six months following closing, Marcum partners are not subject to contractual limitations on their ability to resell shares once they receive them. While the delivery of the stock consideration in installments over approximately four years may mitigate the potential for sales of a large volume at any particular time, persistent selling, or the perception of persistent selling, could adversely impact the market price of our common stock.

Our current shareholders have a reduced ownership and voting interest after the Transaction.

Once fully issued, the stock consideration issuable in the Transaction is expected to constitute approximately 22% of our outstanding shares of common stock, without giving effect to any subsequent issuances, repurchases or other changes in the number of shares outstanding. As a result, our current shareholders will own a meaningfully smaller percentage of the Company than they currently own, and collectively will have less ability to influence the Company’s management and policies. In addition, to the extent that Marcum partners retain a significant portion of the shares that are issued to them, they will collectively have significant influence on any matters requiring a vote of shareholders.

Restrictions imposed by independence requirements and conflict of interest rules, as well as the nature and terms of our current Administrative Services Agreements, limit our ability to provide services to clients of the attest firms with which we have contractual relationships and the ability of such attest firms to provide attestation services to our clients.

Restrictions imposed by independence requirements and state accountancy laws and regulations preclude us from rendering audit and other attest services (other than internal audit services). As such, we and our subsidiaries maintain joint-referral relationships and Administrative Services Agreements with independent licensed CPA firms under which audit and other attest services may be provided to our clients by such CPA firms. The CPA firms are owned by licensed CPAs, a vast majority of whom are employed by us.

As a condition to closing the Transaction, CBIZ CPAs completed the Attest Purchase by purchasing from Marcum substantially all of Marcum’s attest business assets, subject to certain exclusions. We expect the Attest Purchase to significantly increase the attest services covered under our existing Administrative Services Agreement with CBIZ CPAs and the revenues that we generate through this agreement.

Under the Administrative Services Agreement with CBIZ CPAs and our other Administrative Services Agreements, we provide a range of services to the CPA firms, including: functions such as professional staff, office management, bookkeeping, and accounting; preparing marketing and promotion materials; and providing office space, computer equipment, systems support and administrative support. Services are performed in exchange for a fee. Fees earned by us under the Administrative Services Agreements are recorded as revenue in our consolidated statements of comprehensive income. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to us is reduced on a proportional basis.

The Administrative Services Agreements do not provide us with control over the associated CPA firms, which are independent parties. As such, the continuation of the associations with these CPA firms is subject to the terms and lengths of the various Administrative Services Agreements, and the ability of the parties to work cooperatively together. Our ability to provide non-attest services to clients that receive attest services from the associated CPA firms may be contingent on our ability to extend the Administrative Services Agreements as they expire, and the ability and willingness of the CPA firms to retain their attest clients. Further, our ability to realize the anticipated benefits of the Transaction will depend in significant part upon maintaining our relationship with CBIZ CPAs and its ability to integrate Marcum’s attest business assets in an efficient and effective manner. Similar to risks associated with our ability to integrate Marcum’s non-attest business, the size and complexity of the Transaction creates inherent challenges, risk and uncertainty in the integration process. Any inability by CBIZ CPAs to successfully and timely integrate Marcum’s attest business assets could have a material adverse effect on our business and results of operations following the closing of the Transaction.

With respect to CPA firm clients that are required to file audited financial statements with the SEC, the SEC staff has informed us that, under Regulation S-X, it considers the Company to be an “associated entity” of the CPA firms with which CBIZ has contractual relationships. Accordingly, we do not hold any financial interest in, nor do we enter into any business relationship with, an SEC-reporting attest client that the CPA firm performing an audit could not maintain. Further, we do not provide any non-audit services to an SEC-reporting attest client that the CPA firm performing an audit could not provide under the auditor independence restrictions set out in the Sarbanes-Oxley Act of 2002 and other rules and requirements of the SEC and the Public Company Accounting Oversight Board (“PCAOB”). As a result, the acquisition and integration of Marcum’s attest assets into CBIZ CPAs and Marcum’s non-attest assets into the Company will result in conflicts and independence impairments that will likely require certain services to be terminated and result in a loss of revenue. Although we conducted due diligence on conflicts and independence issues in connection with the Transaction, it is possible that the conflicts and independence issues, and potential loss of revenue, could be more significant than anticipated. However, applicable professional standards generally permit us to provide additional services to privately held companies, in addition to those services which may be provided to SEC-reporting attest clients of a CPA firm. We and the CPA firms have implemented policies and procedures designed to enable us to maintain independence and freedom from conflicts of interest in accordance with applicable standards. In the past, given the pre-existing limits set by us on our relationships with SEC-reporting attest clients of associated CPA firms, and the limited number and size of such clients, the imposition of independence restrictions under the Sarbanes-Oxley Act of 2002, SEC rules or interpretations, and PCAOB standards did not materially affect our revenues. Following the Attest Purchase, there will be a significant increase in the number of SEC-reporting attest clients of CBIZ CPAs (from very few or none in recent periods to well over 100 following the Attest Purchase). As a result, it may be more challenging to manage conflicts of interest and independence restrictions and these challenges could adversely impact our revenues and results of operations. SEC staff has further informed us that independence rules that apply to clients that receive attest services under SEC and PCAOB standards from such CPA firms would prohibit such clients from holding any shares of our common stock.

There can be no assurance that following the policies and procedures implemented by us and the CPA firms will enable us and the CPA firms to avoid circumstances that would cause us and them to lack independence from an SEC-reporting attest client; nor can there be any assurance that state, United States Government Accountability Office or United States Department of Labor accountancy authorities will not impose additional restrictions on the profession. To the extent that the CPA firms for whom we provide staffing, administrative and other services are affected, we may experience a decline in fee revenue from these businesses as well as expenses related to addressing independence concerns. To date, revenues derived from providing services in connection with attestation engagements of the attest firms performed for SEC-reporting clients have not been material, but we expect they will significantly increase following the Attest Purchase.

Recent SEC and PCAOB sanctions against Marcum may adversely impact our performance and reputation.

On June 21, 2023, Marcum agreed to pay an aggregate of $13.0 million as a result of charges by the SEC and the PCAOB. In addition, Marcum was censured and required to adhere to several undertakings, including retaining an independent consultant to review and evaluate its audit, review and quality control policies and procedures. The charges against Marcum related to quality control failures and violations of audit standards in connection with audit work for a large number of special purpose acquisition company (SPAC) clients, as well as other clients. Following the Attest Purchase, Marcum’s attest business is subject to CBIZ CPAs’ system of quality control, and there is uncertainty as to how CBIZ CPAs’ quality control procedures will impact the ability of Marcum’s attest business to profitably retain and grow client business over time. In addition, CBIZ CPAs’ system of quality control procedures could be subject to additional regulatory scrutiny following the Transaction as a result of the events described above. Whether as a result of any such scrutiny or for other reasons, it is possible CBIZ CPAs could determine additional investments in control procedures are appropriate following the Attest Purchase. Any additional investments or the implementation of any additional control procedures could impact our profitability going forward. There also may be adverse reputational impacts as a result of the SEC and PCAOB order that may adversely affect CBIZ CPAs and us following the closing of the Transaction. Any of the foregoing could adversely impact our results of operations.

If we are unable to implement and maintain effective internal control over financial reporting following the Transaction, we may fail to prevent or detect material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decline.

We and Marcum have maintained separate internal control over financial reporting with different financial reporting processes and systems. In addition, Marcum was a private company and not subject to the enhanced public company requirements with respect to internal control over financial reporting. Marcum has identified certain material weaknesses in its internal control over financial reporting related to accounting for contingent liabilities in connection with acquisitions, post-retirement obligations, financial statement footnote disclosures and cost assessments and the corresponding impact on revenue on a project level basis. As Marcum’s internal control over financial reporting has not previously been subject to audit, additional material weaknesses could be discovered. Marcum also has not had to prepare quarterly financial information in the format that will be required for the Company’s public filings and in the timeframe in which it will be necessary. We will have to integrate Marcum’s internal controls and financial reporting processes and systems with ours. We may encounter difficulties and unanticipated issues in combining our respective accounting systems due to the complexity of the financial reporting processes and because Marcum has not previously been subject to public company financial reporting obligations. We may also identify errors or misstatements that could require adjustments or restatements to financial statements. If we are unable to implement and maintain effective internal control over financial reporting following the Transaction, we may be unable to produce financial statements within required time periods or fail to prevent or detect material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decline.

Cyber-attacks or other security breaches involving our or Marcum’s computer systems or the systems of one or more of our or Marcum’s vendors could materially and adversely affect our business.

Our systems, and Marcum’s systems, like others in the industries we serve, are vulnerable to cybersecurity risks, and are subject to potential disruption caused by such activities. Companies like ours are subject to frequent attacks on their systems. Such attacks may have various goals, from seeking confidential information to causing operational disruption. We have experienced cyber-attacks and other security breaches in the past. Although to date such activities have not resulted in material disruptions to our operations or materially affected our business strategy, results of operations or financial condition, no assurance can be provided that we will not experience material disruptions or suffer material adverse effects in the future. Any future significant violations of our data security privacy could result in the loss of business, litigation, regulatory investigations, penalties, ongoing expenses related to notifications and client credit monitoring and support, and other expenses, any of which could damage our reputation and adversely affect the growth of our business.

Additional events or cyberattacks in the future could exacerbate the foregoing risks and create additional challenges to maintaining client relationships and our reputation. While we have deployed resources that are responsible for maintaining what we consider to be appropriate levels of cybersecurity, and while we utilize third-party technology products and services to help identify threats and protect our information technology systems and infrastructure against security breaches and cyber-incidents, we do not believe such resources or products and services can provide absolute protection against all potential risks and incidents. In addition, while we have reviewed Marcum’s cybersecurity measures as part of our consideration of the Transaction, they also cannot provide absolute protection against all potential risks and incidents and it is possible that we could be exposed to vulnerabilities following the Transaction that we did not foresee or anticipate.

We make risk-based decisions on the measures to implement, and our responsive and precautionary measures may not be adequate or effective to prevent, identify, or mitigate attacks by hackers, foreign governments, or other actors or breaches caused by employee error, malfeasance, or other disruptions and will need to continue to do so following the Transaction. We and Marcum are also dependent on security measures that some of our third-party vendors and customers are taking to protect their own systems and infrastructures. In the past, our third-party vendors have experienced issues with their security measures. Although to date such issues have not resulted in material disruptions or materially affected our business strategy, results of operations or financial condition, no assurance can be provided that we will not experience material disruptions or suffer material adverse effects in the future if our third-party vendors do not maintain adequate security measures, do not require their subcontractors to maintain adequate security measures, do not perform as anticipated and in accordance with contractual requirements, or become targets of cyber-attacks.

Managing cybersecurity risks is a challenging process, and combining our systems and processes with those of Marcum could create additional complexity and challenges. If we fail to integrate our and Marcum’s security measures in a timely and effective manner, it could potentially result in a temporary increase in cybersecurity risks during the transition period.

Rapid technological changes could significantly impact our competitive position, client relationships and operating results and our ability to realize the anticipated benefits of the Transaction.

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

The ability of our combined organization following the Transaction to invest in technology and data analytics in order to serve our client base was a key rationale for the Transaction. While this provides opportunities, it also can expose us to elevated risk if we do not effectively manage these investments, which may be significant. If we are not successful in anticipating or responding to technological changes, we may not generate a return on these investments and demand for our services could be further reduced by advanced technologies being deployed by our competitors. In some cases, we depend on key vendors and partners to provide technology and other support. If these third parties fail to perform their obligations or cease to work with us, our ability to execute on our strategic initiatives could be adversely affected.

Our goodwill and other intangible assets could become impaired, which could lead to material non-cash charges against earnings and a material impact on our results of operations and financial condition.

At September 30, 2024, the net carrying value of our goodwill and other intangible assets totaled $1.03 billion in the aggregate. On a pro forma basis after the Transaction, this value significantly increased. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and Other, and ASC Topic 360, Property, Plant, and Equipment, we assess these assets, including client lists, to determine if there is any indication of impairment. Failure to achieve the anticipated benefits of the Transaction, significant negative industry or economic trends, disruptions to our business, adverse changes resulting from new governmental regulations, negative impact on client list due to loss of customers, impact on client list due to declining revenue of existing customers, divestitures and sustained market capitalization declines may result in recognition of impairments. Any impairment of goodwill or intangible assets would result in a non-cash charge against current earnings, which could lead to a material impact on our results of operations and financial condition. Given the significant increase in goodwill and intangible assets following the Transaction, the potential magnitude of any such impairment could also be significant.

The Transaction could exacerbate the other existing business risk that we face.

Following the Transaction, we will continue to be subject to the other business risks that we currently face as described in “Risk Factors” in our Annual Report on Form 10-K. However, it may be more challenging to effectively manage and mitigate these risks as a result of the significant resources that will be dedicated to the integration of the Transaction. Disruptions or distractions as a result these efforts could make the risks we already face more likely to be realized, or subject us to additional risks. As part of our integration efforts, we will also need to ensure that our risk management policies and controls are appropriate for a larger and more complex organization. This will be an inherently challenging process that will take time, and we could be subject to elevated risks if we are not successful or are delayed in implementing effective policies and controls. In addition, the expanded size and complexity of our business after the Transaction, as well as changes to the nature of our business, could increase the magnitude of some of the risks we face. There are substantial uncertainties associated with all of the foregoing, and any these risks may adversely affect our business, financial condition, results of operations, and stock price.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent sales of unregistered securities
In connection with the Transaction, we agreed to issue 14.3 million shares of our common stock to Marcum’s partners in installments over approximately four years, commencing on January 2, 2025. Refer to Note 12. Subsequent Events to the accompanying unaudited condensed consolidated financial statements for further discussion regarding the Transaction. The offering and sale of the shares of common stock issuable pursuant to the Transaction was made in reliance on the exemption from registration requirements provided by Section 4(a)(2) of the Securities Act of 1933, as transactions by an issuer not involving a public offering.
During the nine months ended September 30, 2024, approximately 117 thousand shares of our common stock were issued as payment for contingent consideration for previous acquisitions. The foregoing shares were issued in transactions not involving a public offering in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act. The persons to whom the shares were issued had access to full information about the Company and represented that they acquired the shares for their own account and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold, or otherwise transferred without having first been registered under the Securities Act or pursuant to an exemption from the Securities Act.
(b) Issuer purchases of equity securities
On February 7, 2024, our Board of Directors authorized the continuation of the Share Repurchase Program, which has been renewed annually for the past twenty years. It was effective beginning March 31, 2024, from which the amount of shares to be purchased was reset to five million, and expires one year from the effective date. This authorization allows us to purchase shares of our common stock (i) in the open market, (ii) in privately negotiated transactions, or (iii) under Rule 10b5-1 trading plans.
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
Shares repurchased under the Share Repurchase Program during the three months ended September 30, 2024 (reported on a trade-date basis) are summarized in the table below (amounts in thousands, except per share data). Average price paid per share includes fees and commissions.

	Issuer Purchases of Equity Securities
Third Quarter Purchases	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
July 1 – July 31, 2024	—	$—	—	5,000
August 1 – August 31, 2024	—	$—	—	5,000
September 1 - September 30, 2024	3	$75.15	3	4,997
Third Quarter Purchases	3	$—	3

According to the terms of our 2022 credit facility and 2024 Credit Facilities, our ability to declare or make any dividend payments is limited. Refer to Note 4, Debt and Financing Arrangements, to the condensed consolidated financial statements for a description of working capital restrictions and limitations on the payment of dividends.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the quarter period ended September 30, 2024, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense condition of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement" (as defined in the Exchange Act).

Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated July 30, 2024, among the Company, Marcum LLP, Marcum Advisory Group LLC, PMMS LLC, and Marcum Partners SPV LLC (filed as Exhibit 2.1 to the Company's current Report on Form 8-K, File No. 001-32961, dated July 31, 2024, and incorporated herein by reference).
10.1	Sixth Amendment to Loan Agreement, dated August 1, 2024, by and among CBIZ Benefit and Insurance Services, Inc. and the Huntington National Bank (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, File No. 001-32961, dated August 1, 2024, and incorporated herein by reference).
31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 **	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 **	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments)
*    Indicates documents filed herewith.
**    Indicates document furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBIZ, Inc.
(Registrant)

Date:	November 7, 2024	By:	/s/ Ware H. Grove
Ware H. Grove
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer