Form 10-K
period 2024-12-31
CBIZ, Inc.
filed 2025-02-28
CIK 944148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________
FORM 10-K
________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the last sales price of such common stock as of the closing of trading on June 28, 2024, was approximately $3.67 billion.
The number of outstanding shares of the registrant’s common stock was 53,758,439 as of February 21, 2025.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2025 Annual Meeting of Stockholders.

CBIZ, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. All of our forward-looking statements in this Annual Report on Form 10-K and in any other public statements that we make, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to: payments on accounts receivable may be slower than expected, or amounts due on receivables or notes may not be fully collectible; we are dependent on the services of our executive officers, other key employees, producers and service personnel, the loss of whom may have a material adverse effect on our business, financial condition and results of operations; restrictions imposed by independence requirements and conflict of interest rules may limit our ability to provide services to clients of the attest firms with which we have contractual relationships and the ability of such attest firms to provide attestation services to our clients; our goodwill and intangible assets could become impaired, which could lead to material non-cash charges against earnings; certain liabilities resulting from acquisitions are estimated and could lead to a material impact on our results of operations; we may fail to realize the anticipated benefits of acquisitions, or they may prove disruptive and could result in the combined business failing to meet our expectations; our business could be adversely affected if Marcum LLP ("Marcum") does not perform to our expectations or we underestimate the liabilities we are assuming; recent Securities & Exchange Commission ("SEC") and Public Company Accounting Oversight Board ("PCAOB") sanctions against Marcum may adversely impact our performance and reputation; if we are unable to implement and maintain effective internal control over financial reporting following the Marcum acquisition (the "Transaction"), we may fail to prevent or detect material misstatements in our financial statements, in which case investors could lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decline; we may not be able to acquire and finance additional businesses, which could limit our ability to pursue our business strategy; we will incur transaction, integration, and restructuring costs in connection with our acquisition program; governmental regulations and interpretations are subject to changes, which could have a material adverse effect on our financial condition; changes in the United States healthcare environment, including new healthcare legislation, may adversely affect the revenue and margins in our healthcare benefit business; we are subject to risks relating to processing customer transactions for our payroll and other transaction processing businesses; cyber-attacks or other security breaches involving our computer systems or the systems of one or more of our vendors could materially and adversely affect our business; we are subject to risk as it relates to software that we license from third parties; we are reliant on information processing systems and any failure or disruptions of these systems could have a material adverse effect on our business, financial condition and results of operations; we could be held liable for errors and omissions; the business services industry is competitive and fragmented, if we are unable to compete effectively, our business, financial condition and results of operations could be negatively impacted; given our levels of share-based compensation, our tax rate may vary significantly depending on our stock price; rapid technological changes could significantly impact our competitive position, client relationships and operating results and our ability to realize the anticipated benefits of the Transaction; climate change legislation or regulations restricting emissions of greenhouse gases could result in increased operating costs; the widespread outbreak of a communicable illness or any other public health crisis could adversely affect our business, financial condition and results of operations; we require a significant amount of cash for interest payments on our debt and to expand our business as planned; terms of our credit facility could adversely affect our ability to run our business and/or reduce stockholder returns; our failure to satisfy covenants in our debt instruments could cause a default under those instruments; our increased leverage following the Transaction may adversely impact our business; we may be more sensitive to revenue fluctuations than other companies, which could result in fluctuations in the market price of our common stock; the significant number of shares issuable as the stock consideration in the Transaction may adversely impact our stock price; the future issuance of additional shares could adversely affect the price of our common stock; there is volatility in our stock price; and the price of our common stock could be adversely impacted if we do not perform to expectations following the Transaction.
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
Consequently, no forward-looking statement can be guaranteed. Our actual future results may vary materially, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in the current, quarterly, periodic and annual reports we file with the United States Securities and Exchange Commission (the “SEC”). Also note that we provide cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses in "Item 1. Business" and "Item 1A. Risk Factors". These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those described here could also adversely affect our operating or financial performance.
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

PART I
ITEM 1. BUSINESS

Overview

CBIZ, Inc. (NYSE: CBZ) is a leading professional services advisor to middle-market businesses and organizations nationwide. With industry knowledge and expertise in accounting, tax, advisory, benefits, insurance, and technology, CBIZ delivers forward-thinking insights and actionable solutions to help clients anticipate what is next and discover new ways to accelerate growth. CBIZ remains one of the country's largest accounting, insurance, brokerage, and advisory providers. Following the acquisition of Marcum LLP in 2024 (the "Transaction"), CBIZ has grown to a team of more than 10,000 team members across more than 160 locations in 22 major markets coast to coast.

Business Strategy

Since the Company’s founding in 1996, CBIZ has been committed to building an organization that offers unparalleled services and expertise across its industries, addressing its clients' most critical, time-sensitive needs while delivering forward-thinking solutions based on innovative Company insights.

A key component of the Company’s strategy is growth by acquisition. CBIZ pursues highly regarded organizations that help the Company enter attractive geographic markets, strengthen its presence in an existing market, add services or deepen expertise for existing offerings, expand into higher growth industries, and access top talent. The Company has a long history and proven track record of integrating organizations that seek a more significant national platform and enhanced client service capabilities, possess strong leadership, and represent a cultural fit.

In July 2024, CBIZ announced the acquisition of Marcum representing the largest transaction in the Company’s history. That acquisition closed in November 2024, augmenting the Company’s breadth of services and depth of expertise, making the combined entity the largest professional services provider of its kind in the U.S. With industry knowledge and expertise in accounting, tax, advisory, benefits, insurance, and technology, CBIZ is now able to deliver even more insights and actionable solutions to clients.

CBIZ’s people are its key differentiator and competitive advantage. Our team members are committed to our clients’ success and take pride in their deep and longstanding relationships. They provide national resources, expertise, and technical depth through local delivery and support. CBIZ continues to focus on creating a culture that helps it attract and retain top talent and on being an employer of choice. It has received national recognition for doing just that. In 2024, the Company received a record 106 workplace awards from local, national, and industry publications and organizations.

Business Services - We deliver our services through the following three practice groups: Financial Services, Benefits and Insurance Services, and National Practices. A general description of the services provided by each practice group is presented in the table below.

Financial Services	Benefits and Insurance Services	National Practices
Accounting and Tax	Employee Benefits Consulting	Information Technology Managed Networking and Hardware Services
Financial Advisory	Payroll / Human Capital Management
National Technology	Property and Casualty Insurance
Government Health Care Consulting	Retirement and Investment Services
Financial Services
The table below is a summary of examples of services provided through our Financial Services Practice Group:

Service Lines	Examples of Services Offered
Accounting and Tax	•Traditional accounting •Transaction services •Tax compliance •Tax consulting •State and local tax
Financial Advisory	•Transaction advisory •Risk advisory •Forensic consulting & litigation •Financial accounting & advisory •Valuation
National Technology	•Cloud & infrastructure solutions •Cybersecurity, GRC & DFIR services •Enterprise performance & technology •Strategic IT consulting
Government Health Care Consulting	•Government health care compliance •Government health care consulting
The leader for each service line reports to the President of the Financial Services Practice Group.
Restrictions imposed by independence requirements and state accountancy laws and regulations preclude us from rendering audit and attest services (other than internal audit services). As such, we maintain joint-referral relationships and administrative service agreements (“ASAs”) with independent licensed Certified Public Accounting (“CPA”) firms (the “CPA firms”) under which audit and attest services may be provided to our clients by such CPA firms. At December 31, 2024, we maintained ASAs with four CPA firms. Most of the members and/or stockholders of those CPA firms are also our employees, and we render services to the CPA firms as an independent contractor. One of our ASAs is with CBIZ CPAs, formerly known as Mayer Hoffman McCann, P.C., an independent national CPA firm headquartered in New York, NY. CBIZ CPAs has 471 stockholders as of December 31, 2024. CBIZ CPAs maintains a nine member Board of Directors. There are no board members of CBIZ CPAs who hold senior officer positions at CBIZ. Our association with CBIZ CPAs offers clients access to the multi-state resources and expertise of a national CPA firm. We also have an ASA with Myers and Stauffer LC (“MSLC”), an independent national governmental health care consulting firm headquartered in Kansas City, Missouri. MSLC has 20 equity members, all of whom are also our team members. MSLC maintains a five-member executive committee, none of whom hold senior officer positions at CBIZ.
The ASAs have remaining terms ranging up to 50 years, are renewable upon agreement by both parties, and have certain rights of extension and termination. Under these ASAs, we provide a range of services to the CPA firms, including (but not limited to): administrative functions such as office management, bookkeeping and accounting; preparing marketing and promotional materials; and providing office space, computer equipment, systems support and administrative and professional staff. Services are performed in exchange for a fee. Fees earned by us under the ASAs are recorded as revenue in the accompanying Consolidated Statements of Comprehensive Income and totaled approximately $306.5 million, $259.6 million and $235.4 million for the years ended December 31, 2024, 2023 and 2022, respectively, a majority of which is related to services rendered to privately-held clients and governmental agencies. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to us is typically reduced on a proportional basis such that the Company is exposed to losses that create a variable interest. Refer to Note 1, Basis of Presentation and Significant Accounting Policies, to the accompanying consolidated financial statements for further discussion.
Benefits and Insurance Services
The table below is a summary of examples of services provided through our Benefit and Insurance Services Practice Group:

Service Lines	Examples of Services Offered
Employee Benefit Consulting	•Benefit consulting •Benefit administration •Actuarial services
Payroll / Human Capital Management	•Payroll services •Total rewards data analytics •Full HCM solution •Talent and compensation consulting
Property and Casualty Insurance	•Property and casualty insurance brokerage •Risk management services •Program and specialty insurance brokerage •Individual insurance brokerage
Retirement and Investment Services	•Retirement plan consulting •Retirement plan administration •Retirement investment services •Actuarial services
The leader for each service line reports to the President of Benefits and Insurance Services practice group.
The Benefits and Insurance Services practice group maintains relationships with many different insurance carriers. We do not assume underwriting risk. Some of these carriers have compensation arrangements with us whereby some portion of payments due to the Company may be contingent upon meeting certain performance goals, or upon our providing client services that would otherwise be provided by the carriers. These compensation arrangements are provided to us as a result of our performance and expertise, and may result in enhancing our ability to access certain insurance markets and services on behalf of our clients. The aggregate compensation related to these arrangements received during the years ended December 31, 2024, 2023 and 2022 was approximately 1% of consolidated CBIZ revenue for the respective periods.
National Practices
Our National Practices group provides managed networking and hardware services to a single client based on a cost-plus contract which expires on December 31, 2028. We have been serving this client in the United States and Canada for more than 20 years.
Revenue
Revenue by practice group for the years ended December 31, 2024, 2023 and 2022 is provided in the table below (in thousands) along with a discussion of certain external relationships and regulatory factors that currently impact those segments.

	Year End December 31,
	2024	%	2023	%	2022	%
Financial Services	$1,362,539	75.1%	$1,160,686	73.0%	$1,010,068	71.5%
Benefits and Insurance Services	401,048	22.1%	382,605	24.0%	358,007	25.4%
National Practices	49,885	2.8%	47,903	3.0%	43,904	3.1%
Total CBIZ revenue	$1,813,472	100.0%	$1,591,194	100.0%	$1,411,979	100.0%
Our revenue growth model includes three components: internal organic growth, cross-serving additional services to our existing clients, and strategic acquisitions.
•We capitalize on organic growth opportunities by creating value for our clients to help them achieve their goals, take advantage of their greatest opportunities or address their biggest challenges. As a leading national provider of professional services to middle market businesses, we provide a breadth of services and depth of expertise by most competitors. We combine these service offerings with a strong commitment to exceptional client service and building meaningful client relationships.
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
•From the time of our founding, we have pursued growth through strategic acquisitions. We pursue acquisitions to enter attractive geographic markets, strengthen our presence in an existing market, add services or deepen our expertise for our existing offerings, expand into higher growth industries and service niches and access top talent. Using clear criteria, we seek to identify, cultivate and pursue acquisitions of the most highly regarded, best in class financial, insurance, and advisory firms that demonstrate a desire for a greater national platform and enhanced client service capabilities, possess strong leadership, positive market reputation, cultural fit, commitment to exceptional client service, and a client base with cross-serving potential. In 2024, we completed five business acquisitions. From time to time, we divest, through sale or closure, business operations that do not contribute to our long-term objectives for growth or are not critical to our service offerings or markets. In 2024, we sold CBIZ KA Consulting Services, LLC, which was a component of our National Practice group, and one business unit in the Financial Services practice group. For further discussion regarding acquisitions, refer to Note 2, Business Combinations, to the accompanying consolidated financial statements.
Clients
We provide multi-disciplinary and comprehensive solutions and professional services to over 135,000 clients across more than 25 industries. Our business client base is geographically dispersed across the country and includes small, middle-market, and large businesses and organizations ranging from less than 10 to more than 10,000 employees. Our largest client generated approximately 2.3% of our consolidated revenue in 2024 and is included in the National Practices group. Management believes that the diversity of our client base helps insulate us from a downturn in a particular industry or geographic market. Nevertheless, economic conditions among select clients and groups of clients may have an impact on the demand for the services that we provide.
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
As a public company, we are subject to the Sarbanes-Oxley Act of 2002 including the provisions intended to reform the oversight of public company auditing, improve the quality and transparency of financial reporting by those companies and strengthen the independence of auditors.
With respect to CPA firm clients that are required to file audited financial statements with the SEC, the SEC staff views us and the CPA firms with which we maintain ASAs as a single entity in applying independence rules established by the SEC. Accordingly, we do not hold any financial interest in an SEC-reporting attest client of an associated CPA firm, enter into any business relationship with an SEC-reporting attest client that the CPA firm performing an audit could not maintain, or provide any non-audit services to an SEC-reporting attest client that the CPA firm performing an audit could not provide, under the auditor independence limitations set out in the Sarbanes-

Oxley Act of 2002 and other professional accountancy independence standards. Applicable professional standards generally permit us to provide additional services to privately-held companies in addition to those services which may be provided to SEC-reporting attest clients of an associated CPA firm. We and the CPA firms with which we maintain ASAs have implemented policies and procedures designed to enable us and the CPA firms to maintain independence and freedom from conflicts of interest in accordance with applicable standards. Given the policies set by us on our relationships with SEC-reporting attest clients of associated CPA firms, and the limited number and size of such clients, the Sarbanes-Oxley Act of 2002 independence limitations do not, and are not expected to, materially affect our financial position and results of operation.
The CPA firms with which we maintain ASAs may operate as limited liability companies, limited liability partnerships or professional corporations. The CPA firms are separate legal entities with separate governing bodies and officers. The Company and the CPA firms maintain their own respective liability and risk of loss in connection with the performance of their respective services. Attest services are not permitted to be performed by any individual or entity that is not licensed to do so. We are not permitted to perform audits, reviews, compilations, or other attest services, do not contract to perform them and do not provide the associated attest reports. All of our administrative and professional staff who are provided to such CPA firms work under the sole direction, supervision, and control of the particular CPA firm, and we do not control how any attest work is conducted. Given this legal prohibition, course of conduct, and policies and procedures related to the performance of attest work, we do not believe that either the existence of the ASAs or the providing of services thereunder constitutes organizational or legal control of the CPA firms by us. Furthermore, we do not believe that it is likely that we would bear the risk of litigation losses related to attest services provided by the CPA firms.
We have determined that because we may bear certain economic risks through our relationships with CPA firms with whom we maintain ASAs, the CPA firms qualify as variable interest entities ("VIEs"), and we are the primary beneficiary of the VIEs. Refer to Note 1, Basis of Presentation and Significant Accounting Policies, to the accompanying consolidated financial statements for further discussion.
As of December 31, 2024, we are in compliance with all governmental and professional organizations regulations relevant to the services we provide.
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
Competition
The professional business service industry is highly fragmented and competitive. We compete with global, national, and local professional service firms, such as accounting and tax firms, consulting firms, insurance brokers, and payroll advisors. Unlike many competitors focusing on single-service offerings, we provide multi-disciplinary, actionable solutions designed to deliver forward-thinking insights and drive growth, eliminating a client's need to coordinate between multiple service providers. We embed ourselves in local and regional markets, building meaningful relationships to better understand our clients' businesses and industries. We believe our strong client relationships, wide range of professional service solutions, data-driven expertise, and ability to deliver client-specific innovative insights give us a competitive advantage.
Human Capital

Human capital is our most important asset as a professional services provider as the expertise, experience and human intelligence of our team members directly drives our services and solutions. The ability to attract, develop, and retain top talent is essential for bringing value to our clients, fostering innovation and building meaningful client relationships. Our success and continued growth depend on a highly skilled and agile workforce to provide multi-disciplinary and technology-enabled solutions that respond to the complexity and uncertainty of today’s business environment. Our team members share a commitment to exceptional client service coupled with deep industry knowledge and the ability to leverage data to produce actionable insights. With over 10,000 team members nationwide, we prioritize our culture and invest in continuous learning, leadership development, and operational excellence to sustain our long-term growth.

Our recruitment strategy is designed to attract and retain top talent by offering a compelling employee value proposition that emphasizes a clear career path, comprehensive learning and development including a focus on upskilling to remain future ready, and a supportive and inclusive work environment. We actively seek skilled professionals with deep industry expertise, strong technical capabilities, and a commitment to exceptional service. In addition to our focus on experienced hiring, we are building a strong talent pipeline for the future through targeted campus recruiting, a robust internship program, and engagement opportunities to enable students and early career professionals to experience the numerous career opportunities we offer.

We strive to be our team members’ employer of choice. We offer competitive compensation, comprehensive benefits and performance-based incentive programs. We pride ourselves on a supportive and collaborative culture that encourages personal and professional growth, innovation, and a sense of belonging for all our team members.

Our centralized recruitment team aligns to our businesses, service lines and geographies. Our team consistently and fairly utilizes best practices and various recruiting tools to source top talent. CBIZ recruiters cultivate relationships to establish strong networks of candidates, and are full life-cycle recruiters who stay with their candidates from first contact through their first 60 days as a CBIZ team member. Our recruitment team sources candidates through proactive research across multiple channels including professional associations, career websites, community organizations and social media networks, as well as schools, universities and institutions. As our team members are our best ambassadors, we also leverage employee referrals as another essential component of our recruitment strategy.
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

We are proud to prioritize learning within our culture. Our approach includes a comprehensive framework of technical and skills training, professional and leadership development, experiential learning, coaching, mentoring and specialized programs at every step in a team member's career. These opportunities are offered through in-person, virtual and on-demand programs. As part of our learning culture, we focus on opportunities that enable our team members to continue to build their skills, especially in the face of changing technology, to fully utilize the innovative tools available to them, and to stay ahead of industry trends, regulatory change and emerging best practices. Our investments in learning and development also support our efforts around comprehensive succession planning as we seek to prepare our talent for future leadership roles.

We actively solicit feedback and insights from our team to drive continuous improvement across all our talent initiatives. Through annual engagement surveys, comprehensive internal communication, and community-building opportunities like our employee resource groups, we use direct feedback to refine and enhance our strategies and offerings. Most recently, we have increased our investment in meaningful recognition programs to ensure our team members feel valued for their contributions to our growth and success and aligned to our core values.
In 2024, CBIZ was certified as a Great Place to Work® for the ninth consecutive year and has been honored with numerous workplace awards based on feedback gathered directly from our team members. In 2024, CBIZ was awarded 106 workplace awards, including the following:
•2024 USA Today Top Workplaces

•America's Most Recommended Tax and Accounting Firms - USA Today
•America's Best Mid-Size Companies - Time
•Top 100 Firms - Accounting Today
•2024 Top Workplaces Financial Services by Energage – This award celebrates nationally recognized Financial Services companies that make the world a better place to work together by prioritizing a people-centered culture and giving employees a voice. This award is based entirely on feedback from our team members.
•Best Workplaces in Financial Services and Insurance - Fortune
•2024 Best Places to Work in Insurance by Business Insurance Magazine – CBIZ was selected and honored for the tenth consecutive year as a “Best Places to Work in Insurance” based on our commitment to attracting, developing and retaining great talent through employee benefits and other programs. We were recognized for this award based on core focus areas such as leadership and planning, corporate culture, communications, work environment and overall engagement with our employees.
•2024 Best and Brightest Companies in the Nation Top 101 by National Association of Business Resources ("NABR") – For the ninth year in a row, CBIZ was honored as a “Best and Brightest Company” based on our commitment to human resource practices and employee enrichment.

Information about our Executive Officers and Key Employees

The following table sets forth certain information regarding the executive officers and certain key employees of CBIZ, as of February 28, 2025. Each executive officer of CBIZ named in the following table has been elected to serve until his or her successor is duly appointed or elected or until his or her earlier removal or resignation from office. No arrangement or understanding exists between any executive officer of CBIZ and any other person pursuant to which he or she was selected as an officer. There is no family relationship between any executive officer or director of CBIZ.

Name	Age	Position(s)
Executive Officers and Directors:
Jerome P. Grisko, Jr.	63	President & Chief Executive Officer, Director
Ware H. Grove	74	Senior Vice President and Chief Financial Officer
Chris Spurio	59	President, Financial Services
Michael P. Kouzelos	56	President, Benefits and Insurance Services
Other Key Employees:
John A. Fleischer	63	Senior Vice President and Chief Information Officer
Jaileah X. Huddleston	47	Senior Vice President, Chief Legal Officer and Corporate Secretary
Donna Mirandola	47	Senior Vice President, Chief Marketing Officer
Matt Morelli	55	Senior Vice President, Corporate Development
Elizabeth A. Newman	47	Senior Vice President, Chief Administrative Officer and Chief Human Resources Officer
Peter Scavuzzo	48	Senior Vice President, Chief Strategy Officer and National Leader of Technology
Ronald Storch	58	Senior Vice President, Chief Business Officer

Jerome P. Grisko, Jr. has served as President and Chief Executive Officer of CBIZ since March 2016. Mr. Grisko was appointed to the CBIZ Board in November 2015. Mr. Grisko joined CBIZ in September 1998. Mr. Grisko served as Vice President, Mergers & Acquisitions from September 1998 through November 1998, as Senior Vice President, Mergers & Acquisitions and Legal Affairs from December 1998 through January 2000, and as President and Chief Operating Officer from February 2000 through February 2016.

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

Chris Spurio has served as Senior Vice President of CBIZ and President of CBIZ’s Financial Services practice group since January 2014. Mr. Spurio joined CBIZ in January 1998. Mr. Spurio served as Corporate Controller from January 1998 through July 1999, as Vice President of Finance from July 1999 until September 2008, as Executive Managing Director of the Financial Services Group’s Midwest Region from September 2008 through March 2010, and as the Group’s Chief Operating Officer from March 2010 through December 2013. Mr. Spurio was associated with the international accounting firm of KPMG LLP from July 1988 to January 1998. Mr. Spurio is a CPA, CGMA and a member of the American Institute of Certified Public Accountants and the Ohio Society of Certified Public Accountants.

Michael P. Kouzelos has served as President of the Benefits and Insurance practice group of CBIZ since May 2015. Mr. Kouzelos joined CBIZ in June 1998. Mr. Kouzelos served as Director of Business Integration from June 1998 to July 2000, as Vice President of Shared Services from August 2000 to March 2001, as Vice President of Strategic Initiatives from April 2001 through August 2005, as Senior Vice President of Strategic Initiatives from September 2005 to May 2015, and, additionally, as the Chief Operating Officer of the Benefits and Insurance practice group from April 2007 to May 2015. Before joining CBIZ, Mr. Kouzelos was associated with the international accounting firm of KPMG LLP from 1990 to September 1996.

Other Key Employees:

John A. Fleischer has served as Senior Vice President and Chief Information Officer of CBIZ since August 2014. Before joining CBIZ, Mr. Fleischer held CIO roles at TTT Holdings (a Talisman Capital Partners company), Ferro Corporation, The Goodyear Tire & Rubber Company, and T-Systems. Prior to these roles, he held senior IT roles at Volkswagen and Federal-Mogul Corporation. While at T-Systems, Mr. Fleischer also ran the U.S. consulting practice, which provided IT services to clients in a variety of industries. He began his career as a commissioned officer in the United States Army and served twelve years on active duty in numerous roles, which included directing large-scale systems development and integration projects in communications and computing.

Jaileah X. Huddleston has served as Senior Vice President, Chief Legal Officer and Corporate Secretary of CBIZ since December 2023. Before joining CBIZ, Ms. Huddleston held various legal roles of increasing responsibility at Brown-Forman Corporation, a leading global spirits company, including Vice President – Associate General Counsel, Regional, Securities and Governance and Corporate Secretary from October 2022 to November 2023, Vice President, Associate General Counsel and Corporate Secretary from September 2020 to October 2022, Vice President, Assistant General Counsel and Assistant Secretary from March 2019 to September 2020, and Managing Attorney and Assistant Secretary from July 2018 to March 2019. Prior to joining Brown-Forman Corporation, Ms. Huddleston served as Assistant Secretary and Corporate Counsel, Securities and Finance at Evergy, Inc., a publicly traded energy company, from 2010 to 2018.

Donna Mirandola has served as Senior Vice President and Chief Marketing Officer of CBIZ since August 2024. Before joining CBIZ, Ms. Mirandola served as Chief Marketing Officer, Growth Marketing at Aon, a global profession services firm, where she also served in a variety of other roles, including Vice President, Global External Communications; Vice President, Global Content & Digital Marketing; and Global Head of Field Marketing & Communications. Ms. Mirandola has more than 24 years of diversified B2B marketing and communications experience across technology, industrials and diversified professional services. She began her career with the U.S. House of Representatives in Washington, D.C. before serving as deputy press secretary and field director for a U.S. Senate campaign in California. After the campaign, Donna joined Oracle, where she held roles in global communications and customer marketing. She then spent eight years at General Electric, advancing through various communications leadership positions across the Industrial, Energy, and Oil & Gas sectors.

Matt Morelli currently serves as Senior Vice President – Corporate Development of CBIZ, a role he has fulfilled since 2018. Mr. Morelli joined CBIZ in June 2007, serving as Associate General Counsel from June 2007 to October 2015, then as Chief of Staff to the Chief Executive Officer from August 2015 to October 2019, and finally as Senior Vice President – Strategic Initiatives from October 2019 to March 2022, during which time he held a position as part of the senior leadership team of CBIZ’s Advisory Division. Before joining CBIZ, Mr. Morelli was a partner at the law firm of Ulmer Berne LLP. While at Ulmer Berne, Mr. Morelli concentrated his practice in the area of business and employment disputes.

Elizabeth A. Newman has served as Senior Vice President and Chief Human Resources Officer of CBIZ since December 2022. Ms. Newman joined CBIZ in 2019 as Chief of Staff to the Chief Executive Officer. Before joining CBIZ, Ms. Newman was the President and CEO of a large, regional health care organization serving Northeast Ohio. Ms. Newman had more than 20 years of leadership experience spanning the private, public and non-profit sectors including leading organizational transformation, human capital and operational excellence client engagements with the international accounting firm of KPMG LLP.

Peter Scavuzzo has served as Senior Vice President, Chief Strategy Officer and National Leader of Technology since November 2024. Mr. Scavuzzo’s responsibilities apply to projects related to transformation, innovation, artificial intelligence, business intelligence and data analytics as well as overseeing the organization’s Technology business division. Before joining CBIZ, Mr. Scavuzzo served as the Chief Information & Digital Officer at Marcum and Chief Executive Officer of Marcum Technology from June 2007 to November 2024. Mr. Scavuzzo has more than 28 years of business and technology experience across a diversified industry portfolio with a specialty in professional services, manufacturing and higher education.

Ronald Storch, CPA has served as Senior Vice President and Chief Business Officer of CBIZ since November 2024. Before joining CBIZ, Mr. Storch was a Partner, Member of the Executive Committee and served as the Chief Operating Officer of Marcum from 2016 to November 2024. Now with CBIZ, Mr. Storch manages offshoring initiatives, real estate and facilities, international relations, the integration of the Marcum Transaction, the CBIZ Foundation and other various operational areas.

Available Information

Our principal executive office is at 5959 Rockside Woods Blvd. N., Suite 600, Independence, Ohio 44131, and our telephone number is (216) 447-9000. Our website is located at https://www.cbiz.com. We make available, free of charge on our website, through our investor relations page, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after we file (or furnish) such reports with the SEC. In addition, the SEC maintains an internet website that contains reports, proxy and information statements and other information about us at https://www.sec.gov. Our corporate code of conduct, corporate governance guidelines, code of professional conduct and ethics and the charters of the Audit Committee, the Compensation and Human Capital Committee and the Nominating and Governance Committee of the Board of Directors are available on the investor relations page of our website, referenced above, and in print to any stockholder who requests them.
ITEM 1A. RISK FACTORS.

The discussion below describes the material factors, events, and uncertainties that make an investment in our securities risky, and these risk factors should be considered carefully together with all other information in this Annual Report on Form 10-K, including the financial statements and notes thereto. The discussion below does not address all of the risks that we face, and additional risks not presently known to us or that we currently deem immaterial may also arise and impair our business, financial condition and results of operations. Our business, financial condition or results of operations could be materially adversely affected by the occurrence of any of these risks. Accordingly, you should carefully consider the following information.

Risk Factors Related to Our Business and Industry

Payments on accounts receivable may be slower than expected, or amounts due on receivables or notes may not be fully collectible. Professional services firms often experience higher average accounts receivable days outstanding compared to many other industries, which may be magnified if the general economy worsens. If our collections become slower, our liquidity may be adversely impacted. We monitor the aging of receivables regularly and make assessments of the ability of customers to pay amounts due. We provide for potential bad debts and recognize additional reserves against bad debts as we deem it appropriate. Notwithstanding these measures, our customers may face unexpected circumstances that adversely impact their ability to pay their trade receivables or note obligations to us, and we may face unexpected losses as a result.

Our business could be adversely affected if Marcum does not perform to our expectations or we underestimate the liabilities we are assuming. Even if we successfully integrate Marcum, there can be no assurance we will realize the anticipated benefits of the Transaction. While our management and advisors have spent significant time and resources evaluating Marcum’s business, it is difficult to predict future performance and the benefits from a transaction involving large and complex organizations. In addition, we assumed Marcum’s liabilities other than specified excluded liabilities that were not contributed by Marcum to MAG prior to closing of the Transaction. It is possible that we may have underestimated the liabilities that we assumed, or we may have assumed liabilities that are unknown or that we did not foresee and were not excluded from Marcum’s contribution to Marcum Advisory Group ("MAG"). If the liabilities that we assumed are more than we anticipate, or insurance coverage is not available to us in sufficient amounts to cover the liabilities that we assumed, it could increase the effective cost of the Transaction and adversely impact our financial condition and results of operations. The performance and benefits that we ultimately achieve may be influenced by a variety of factors, many of which are outside of our control. If we do not achieve the anticipated benefits of the Transaction, at all or in the expected timeframe, or become responsible for costs or liabilities that we did not foresee, our business could be adversely affected.

We are dependent on the services of our executive officers, and other key employees, the loss of any of whom may have a material adverse effect on our business, financial condition and results of operations. Our success depends in large part upon the abilities and continued services of our executive officers, our business unit presidents, and other key employees. In the course of business operations, employees may retire, resign or seek employment elsewhere, particularly in the current employment environment, given wage pressures and worker shortages. While most employees are bound in writing to agreements containing non-compete, non-solicit, confidentiality, and other restrictive covenants barring competitive employment, client acceptance, and solicitation of employees for a period of between one and ten years following their resignation, not all employees are subject to such restrictions, especially in jurisdictions that disfavor restrictive employment covenants. Moreover, courts outside of such jurisdictions are at times reluctant to enforce such restrictive covenants. In light of the competitive employment environment and risks related to the enforcement of restrictive covenants, we cannot assure you that we will be able to retain the services of such personnel. If we cannot retain the services of these personnel, there could be a material adverse effect on our business, financial condition and results of operations. In order to support our growth, we intend to continue to effectively recruit, hire, train and retain additional qualified personnel. Our inability to attract and retain necessary personnel to support our current operations and further growth could have a material adverse effect on our business, financial condition and results of operations.

Restrictions imposed by independence requirements and conflict of interest rules, as well as the nature and terms of our current Administrative Service Agreements, limit our ability to provide services to clients of the attest firms with which we have contractual relationships and the ability of such attest firms to provide attestation services to our clients. Restrictions imposed by independence requirements and state accountancy laws and regulations preclude us from rendering audit and other attest services (other than internal audit services). As such, we and our subsidiaries maintain joint-referral relationships and ASAs with independent, licensed CPA firms under which audit and other attest services may be provided to our clients by such CPA firms. The CPA firms are wholly owned by licensed CPAs, a vast majority of whom are employed by us.

As a condition to close the Transaction, CBIZ CPAs, a CPA firm with which we maintain an ASA, completed the Attest Purchase, which consisted of purchasing from Marcum substantially all of Marcum's attest business assets, subject to certain exclusions. We expect the Attest Purchase will significantly increase the attest services received and the revenues generated under our existing ASA with CBIZ CPAs.

Under the ASA with CBIZ CPAs and our other ASAs, we provide a range of services to the CPA firms, including: functions such as professional staff, office management, bookkeeping, and accounting; preparing marketing and promotion materials; and providing office space, computer equipment, systems support and administrative support. Services are performed in exchange for a fee. Fees earned by us under the ASAs are recorded as revenue in our Consolidated Statements of Comprehensive Income. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to us is typically reduced on a proportional basis.

As previously discussed in Item 1, Business, the ASAs do not provide us with control over the associated CPA firms, which are independent entities. As such, the continuation of our association with each CPA firm is subject to the terms and lengths of the applicable ASA, and the ability of the parties to work cooperatively together. Our ability to provide non-attest services to clients that receive attest services from the CPA firms may be contingent on our ability to extend the ASAs as they expire, and the ability and willingness of the CPA firms to retain their attest clients. Further, our ability to realize the anticipated benefits of the Transaction will depend in significant part upon maintaining our relationship with CBIZ CPAs and its ability to integrate Marcum’s attest business assets in an efficient and effective manner. Any inability by CBIZ CPAs to successfully and timely integrate Marcum’s attest business assets could have a material adverse effect on our business and results of operations.

With respect to CPA firm clients that are required to file audited financial statements with the SEC, the SEC staff has informed us that, under Regulation S-X, it considers CBIZ to be an "associated entity" of the CPA firms with which CBIZ has contractual relationships. Accordingly, we do not hold any financial interest in, nor do we enter into any business relationship with, an SEC-reporting attest client that the CPA firm performing an audit could not maintain. Further, we do not provide any non-audit services to an SEC-reporting attest client that the CPA firm performing an audit could not provide under the auditor independence restrictions set out in the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), and other rules and requirements of the SEC and the Public Company Accounting Oversight Board (“PCAOB”). As a result, the acquisition and integration of Marcum's attest business assets into CBIZ CPAs and Marcum's non-attest business assets into CBIZ will result in conflicts and independence impairments that will likely require certain services to be terminated and result in a loss of revenue. Although we conducted due diligence on conflicts and independence issues in connection with the Transaction, it is possible that the conflicts and independence issues, and resulting potential loss of revenue, could be more significant than anticipated. Applicable professional standards generally permit us to provide additional services to privately-held companies, in addition to those services that may be provided to SEC-reporting attest clients of a CPA firm. We and the CPA firms have implemented policies and procedures designed to enable us to maintain independence and freedom from conflicts of interest in accordance with applicable standards. In the past, given the pre-existing limits set by us on our relationships with SEC-reporting attest clients of the CPA firms, and the limited number and size of such clients, the imposition of independence restrictions under Sarbanes-Oxley, SEC rules and interpretation, and PCAOB standards did not materially affect our revenues. Following the Attest Purchase, there has been a significant increase in the number of SEC-reporting attest clients of CBIZ CPAs (from very few or none in recent periods to well over 100 following the Attest Purchase). As a result, it may be more challenging to manage conflicts of interest and independence restrictions and these challenges could adversely impact our revenues and results of operations. The SEC staff has further informed us that independence rules that apply to clients that receive attest services under SEC and PCAOB standards from such CPA firms would prohibit such clients from holding any shares of our common stock.

There can be no assurance that following the policies and procedures implemented by us and the CPA firms will enable us and the CPA firms to avoid circumstances that would cause us and them to lack independence from an SEC-reporting attest client; nor can there be any assurance that state, United States Government Accountability Office or United States Department of Labor accountancy authorities or other accountancy authorities will not impose additional restrictions on the profession. To the extent that the CPA firms for whom we provide staffing, administrative and other services are affected, we may experience a decline in fee revenue from these businesses as well as expenses related to addressing independence concerns. To date, revenues derived from providing services in connection with attestation engagements of the attest firms performed for SEC-reporting clients have not been material, but we expect they will significantly increase as a result of the Attest Purchase.

Our goodwill and other intangible assets could become impaired, which could lead to material non-cash charges against earnings and a material impact on our results of operations and financial condition. As of December 31, 2024, the net carrying value of our goodwill and other intangible assets totaled $2,331.5 million and $614.0 million, respectively. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other, and ASC Topic 360, Property, Plant, and Equipment, we assess these assets, including client lists, to determine if there is any indication of impairment. Failure to achieve the anticipated benefits of the Transaction, significant negative industry or economic trends, disruptions to our business, adverse changes resulting from new governmental regulations, negative impact on client list due to loss of customers, impact on client list due to declining revenue of existing customers, divestitures and sustained market capitalization declines may result in recognition of impairments. Any impairment of goodwill or intangible assets would result in a non-cash charge against current earnings, which could lead to a material impact on our results of operations and financial condition. Given the significant increase in goodwill and intangible assets following the Transaction, the potential magnitude of any such impairment could be significant.

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

We may fail to realize the anticipated benefits of acquisitions, or they may prove disruptive and could result in the combined business failing to meet our expectations. The success of our acquisitions, including the success of our recent acquisition of Marcum pursuant to the Transaction, will depend, in part, on our ability to successfully integrate acquired businesses with current operations. If we are not able to successfully achieve this objective, the anticipated benefits of any acquisition may not be realized fully or at all or may take longer or cost more to realize than expected. The process of integrating operations may require a disproportionate amount of resources and management attention. Our management team may encounter unforeseen difficulties in managing integrations.

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
On June 21, 2023, Marcum agreed to pay an aggregate of $13.0 million as a result of charges by the SEC and the PCAOB. In addition, Marcum was censured and required to adhere to several undertakings, including retaining an independent consultant to review and evaluate its audit, review and quality control policies and procedures. The charges against Marcum related to quality control failures and violations of audit standards in connection with audit work for a large number of special purpose acquisition company ("SPAC") clients, as well as other clients. Following the Attest Purchase, Marcum’s attest business is subject to CBIZ CPAs’ system of quality control, and there is uncertainty as to how CBIZ CPAs’ quality control procedures will impact the ability of Marcum’s attest business to profitably retain and grow client business over time. In addition, CBIZ CPAs’ system of quality control procedures could be subject to additional regulatory scrutiny following the Transaction as a result of the events described above. Whether as a result of any such scrutiny or for other reasons, it is possible CBIZ CPAs could determine additional investments in control procedures are appropriate following the Attest Purchase. Any additional investments or the implementation of any additional control procedures could impact our profitability going forward. There also may be adverse reputational impacts as a result of the SEC and PCAOB order that may adversely affect CBIZ CPAs and us as a result of the Transaction. Any of the foregoing could adversely impact our business and results of operations.

If we are unable to implement and maintain effective internal control over financial reporting following the Transaction, we may fail to prevent or detect material misstatements in our financial statements, in which case investors could lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decline.We and Marcum have maintained separate internal control over financial reporting with different financial reporting processes and systems. In addition, Marcum was a private company and not subject to the enhanced public company requirements with respect to internal control over financial reporting. Prior to the close of the Transaction, Marcum has identified certain material weaknesses in its internal control over financial reporting related to accounting for contingent liabilities in connection with acquisitions, post-retirement obligations, financial statement footnote disclosures and cost assessments and the corresponding impact on revenue on a project level basis. As Marcum’s internal control over financial reporting has not previously been subject to audit, additional material weaknesses could be discovered. Marcum also has not had to prepare quarterly financial information in the format that will be required for CBIZ’s public filings and in the timeframe in which it will be necessary. We are integrating Marcum’s internal controls and financial reporting processes and systems with ours. We may encounter difficulties and unanticipated issues in combining our respective accounting systems due to the complexity of the financial reporting processes and because Marcum has not previously been subject to public company financial reporting obligations. We may also identify errors or misstatements that could require adjustments or restatements to financial statements. If we are unable to implement and maintain effective internal control over financial reporting following the Transaction, we may be unable to produce financial statements within required time periods or fail to prevent or detect material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decline.

We may not be able to acquire and finance additional businesses, which could limit our ability to pursue our business strategy. We acquired five businesses during 2024, including Marcum. Strategic acquisitions are part of our overall business growth strategy, and it is our intention to selectively acquire businesses or client lists over time that are complementary to existing service offerings in our target markets and/or new and attractive markets. However, we cannot be certain that we will be able to continue identifying appropriate acquisition candidates and acquire them on satisfactory terms, and we cannot be assured that such acquisitions, even if completed, will perform as expected or will contribute significant synergies, revenues or profits. In addition, we may face increased competition for acquisition opportunities, which may inhibit our ability to complete transactions on terms that are favorable to us. As discussed below, there are certain provisions under the 2024 Credit Facilities (as defined below) that may limit our ability to acquire additional businesses. In the event that we are not in compliance with certain covenants as specified in the 2024 Credit Facilities, we could be restricted from making acquisitions, restricted from borrowing funds from the Term Loan and Revolving Credit Facility (as defined below) for other uses, or required to pay down the outstanding balance on the line of credit. To the extent we are unable to find suitable acquisition candidates, an important component of our growth strategy may not be realized.
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
Governmental regulations and interpretations are subject to changes, which could have a material adverse effect on our financial condition. Changes in laws and regulations, or the interpretation and application thereof, could result in changes in the amount or the type of business services required by businesses and individuals, as well as our operational obligations under such legal or regulatory changes, which could have a material adverse effect on our financial condition and our operational, financial and strategic objectives. We cannot be sure that future laws and regulations will provide the similarly favorable opportunities for us to provide business consulting and management services to businesses and individuals, or to meet our operational, financial and strategic objectives.
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
Changes in the healthcare environment, including any legislated changes in the United States’ national healthcare system, that affect the methods by which insurance carriers remunerate brokers, could adversely impact our revenues and margins in this business. Specifically, legislation or other changes could afford our clients and their employees the ability to seek insurance coverage through other means direct access with insurance carriers or other similar avenues, which could eliminate or adversely alter the remuneration brokers receive from insurance carriers for their services. Furthermore, statutory or regulatory changes may result in establishing alternatives to employer-sponsored healthcare insurance or replace it with government-sponsored health insurance programs. These changes could materially alter the healthcare industry in the United States and our ability to provide effective services in these areas may be substantially limited and adversely affect revenue and margins in our healthcare benefit business.
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
We are subject to risks relating to processing customer transactions for our payroll and other transaction processing businesses. The high volume of client funds and data processed by us, or by our out-sourced resources abroad, in our transaction related businesses entails risks for which we may be held liable if the accuracy or timeliness of the transactions processed is not correct. In addition, related to our payroll and employee benefits businesses, we store personal information about some of our clients and their employees for which we may be liable under the Health Insurance Portability and Accountability Act or other governmental regulations if the security of this information is breached. In the past, our third-party service providers had experienced data breaches that allowed unauthorized third-parties to gain access to the Company’s and its clients’ data, including personally identifiable information. While this breach did not subject the company to liability under the Health Insurance Portability and Accountability Act or other governmental regulations, there can be no assurance that in the event of a future breach, we will not be liable under those governmental regulations. We could incur significant legal expense to defend any claims against us, even those claims that we believe are without merit and against which we believe we have substantial defenses. While we carry insurance against these potential liabilities, we cannot be certain that circumstances surrounding such an error or breach of security would be entirely reimbursed through insurance coverage. We make risk-based decisions on the measures to implement, and we believe we have appropriate controls and procedures in place to address our fiduciary responsibility and mitigate these risks. However, if we are not successful in managing these risks, our business, financial condition, and results of operations may could be harmed in the future.
Cyberattacks or other security breaches involving our computer systems or the systems of one or more of our vendors could materially and adversely affect our business. Our systems, like others in the industries we serve, are vulnerable to cybersecurity risks, and we are subject to potential disruption caused by such activities. Companies like ours are subject to frequent attacks on their systems. Such attacks may have various goals, from seeking confidential information to causing operational disruption. We have experienced cyber-attacks and other security breaches in the past. Although to date such activities have not resulted in material disruptions to our operations or materially affected our business strategy, results of operations or financial condition, no assurance can be provided that we will not experience material disruptions or suffer material adverse effects in the future. Any future significant violations of our data security privacy could result in the loss of business, litigation, regulatory investigations, penalties, ongoing expenses related to notifications and client credit monitoring and support, and other expenses, any of which could damage our reputation and adversely affect the growth of our business. Additional events or cyberattacks in the future could exacerbate the foregoing risks and create additional challenges to maintaining client relationships and our reputation. While we have deployed resources that are responsible for maintaining what we consider to be appropriate levels of cybersecurity, and while we utilize third-party technology products and services to help identify threats and protect our information technology systems and infrastructure against security breaches and cyber-incidents, we do not believe such resources or products and services can provide absolute protection against all potential risks and incidents. We make risk-based decisions on the measures to implement, and our responsive and precautionary measures may not be adequate or effective to prevent, identify, or mitigate attacks by hackers, foreign governments, or other actors or breaches caused by employee error, malfeasance, or other disruptions. We are also dependent on security measures that some of our third-party vendors and customers are taking to protect their own systems and infrastructures. In the past, our third-party vendors have experienced issues with their security measures. Although to date such issues have not resulted in material disruptions or materially affected our business, financial condition, or results of operations, no assurance can be provided that we will not experience material disruptions or suffer material adverse effects in the future if our third-party vendors do not maintain adequate security measures, do not require their sub-contractors to maintain adequate security measures, do not perform as anticipated and in accordance with contractual requirements, or become targets of cyberattacks.

Combining our systems and processes with those of Marcum could create additional complexity and challenges. If we fail to integrate our and Marcum’s cybersecurity measures in a timely and effective manner, the foregoing cybersecurity risks could increase.

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

We could be held liable for errors and omissions. All of our business services entail an inherent risk of malpractice and other similar claims resulting from errors and omissions. Therefore, we maintain errors and omissions insurance coverage. Although we believe that our insurance coverage is adequate, we cannot be certain that actual future claims, judgments, settlements, or related legal expenses would not exceed the coverage amounts. If such judgments, settlements, or related legal expenses exceed insurance coverage by a material amount, they could have a material adverse effect on our business, financial condition and operating results. In addition, we cannot be certain that the different insurance carriers that provide errors and omissions coverage for different lines of our business will not dispute their obligation to cover a particular claim. If we have a large claim, or a large number of claims, on our insurance, the rates for such insurance may increase, and amounts expended in defense or settlement of these claims prior to exhaustion of deductible or self-retention levels may become significant, but contractual arrangements with clients may constrain our ability to incorporate such increases into service fees. Insurance rate increases, disputes by carriers over coverage questions, payments by us within deductible or self-retention limits, as well as any underlying claims or settlement of such claims, could have a material adverse effect on our business, financial condition and results of operations.
We are not a CPA firm and we do not perform any attest services for clients. We do not maintain any ownership interest in or control over any CPA firm with which one of our subsidiaries may maintain an ASA. All of our administrative and professional staff who are provided to such CPA firms work under the sole direction, supervision and control of the particular CPA firm, and we do not control how attest work is conducted. For these reasons we do not believe we have liability to any party related to their receipt of attest services from such CPA firms. Nevertheless, from time to time we have been sued for attest work that we do not perform but which is performed by such CPA firms. While we have been successful to date in defending against such suits, it is possible that similar claims may be brought in the future. We will be required to defend against such claims, and may incur expenses related to such lawsuits and may not be successful in defending against such lawsuits. In the event that the CPA firms with which we maintain ASAs incur judgments and costs related to such suits that threaten the solvency of the CPA firms, we could incur expenditures related to such proceedings, which could have a material adverse effect on our business, financial condition, and results of operations.

The business services industry is competitive and fragmented. If we are unable to compete effectively, our business, financial condition and results of operations could be negatively impacted. We face competition from a number of sources in the business services industry. Many of our competitors are large companies that may have greater financial, technical, marketing and other resources. Our principal competitors include financial and management consulting firms, the consulting practices of major accounting firms, local and regional business services companies, independent contractors, the in-house or former in-house resources of our clients, as well as new entrants into our markets. We cannot assure you that, as our industry continues to evolve, additional competitors will not enter the industry or that our clients will not choose to conduct more of their business services internally or through alternative business services providers. Although we monitor industry trends and respond accordingly, we cannot assure you that we will be able to anticipate and successfully respond to such trends in a timely manner. We cannot be certain that we will be able to effectively compete against current and future competitors, or that competitive pressure will not have a material adverse effect on our business, financial condition and results of operations.

Given our levels of share-based compensation, our tax rate may vary significantly depending on our stock price. We apply FASB ASC 718, Compensation - Stock Compensation under which the tax effects of the accounting for share-based compensation may significantly impact our effective tax rate from period to period. In future periods in which our stock price is higher than the grant date fair value of the share-based compensation vesting or exercises in that period, we will recognize excess tax benefits that will decrease our effective tax rate. In future periods in which our stock price is lower than the grant price of the share-based compensation vesting in that period, our effective tax rate may increase. The amount and value of share-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of share-based compensation on our effective tax rate. These tax effects are dependent on our stock price and exercise activity, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our results of operations.

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

The widespread outbreak of a communicable illness or any other public health crisis could adversely affect our business, financial condition and results of operations. We may face risks related to public health threats or widespread outbreak of a communicable illness. A widespread outbreak of a communicable disease or a public health crisis could adversely affect the global and domestic economy and our business partners’ ability to conduct business in the United States for an indefinite period of time. Any mitigation measures implemented by foreign, federal, state, and local governments in response to future public health threats could adversely impact the ability of our employees, contractors, suppliers, customers, and other business partners to conduct business activities. Future public health threats or widespread outbreaks of communicable illnesses could have a material adverse effect on our business, financial condition, and results of operations, and will depend on numerous factors that we may not be able to predict, the duration and severity of the public health threat or pandemic, governmental actions in response to the public health threat or pandemic, the impact of business and economic disruptions on our clients and their demand for our services, and our clients’ ability to pay for our services.

We require a significant amount of cash for interest payments on our debt and to expand our business as planned. As of December 31, 2024, our debt consisted primarily of $1.4 billion in principal amount outstanding under our amended and restated credit agreement (the "2024 Credit Facilities") providing for $2.0 billion in senior secured credit facilities, consisting of a $1.4 billion term loan (the "Term Loan") and $600.0 million revolving credit facility (the "Revolving Credit Facility"). Our debt requires us to dedicate a portion of our cash flow from operations to pay interest on our indebtedness, thereby reducing the funds available to use for acquisitions, capital expenditures and general corporate purposes. Our ability to make interest payments on our debt, and to fund acquisitions, will depend upon our ability to generate cash in the future. Insufficient cash flow could place us at risk of default under our debt agreements or could prevent us from expanding our business as planned. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under the 2024 Credit Facilities in an amount sufficient to enable us to fund our other liquidity needs. Volatility in interest rates from monetary policy or economic conditions could increase interest expense, cause uncertainty and impact our ability to pay interest on our indebtedness. Refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for further information regarding interest rate risk.

Terms of the 2024 Credit Facilities could adversely affect our ability to run our business and/or reduce stockholder returns. The terms of the 2024 Credit Facilities could impair our ability to operate our business effectively and may limit our ability to take advantage of business opportunities. For example, the 2024 Credit Facilities contain covenants that could (i) restrict our ability to repurchase or redeem our capital stock or debt, or merge or consolidate with another entity; (ii) limit our ability to borrow additional funds or to obtain other financing in the future for working capital, capital expenditures, acquisitions, investments and general corporate purposes; (iii) limit our ability to dispose of our assets, to create liens on our assets, to extend credit or to issue dividends to our stockholders; and (iv) make us more vulnerable to economic downturns and reduce our flexibility in responding to changing business and economic conditions.
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

Our increased leverage following the Transaction may adversely impact our business. We incurred substantial indebtedness to fund the Transaction. As a result, our debt to EBITDA ratio has increased significantly following the closing of the Transaction. If we do not perform in accordance with our expectations following the Transaction, we could be unable to reduce our debt to EBITDA ratio to be consistent with our prior levels, whether in anticipated timeframes or at all. We could also face difficulties servicing and complying with the covenants and other terms of our debt instruments. The 2024 Credit Facilities provide for floating-rate indebtedness, so increases in interest rates could result in higher interest expense and/or additional hedging costs. In addition, if we are unable to reduce our levels of indebtedness following the Transaction, we may be unable to pursue business and growth opportunities and uses of capital that would be beneficial to us and our stockholders, such as additional acquisitions and share repurchases.

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

The significant number of shares issuable as the stock consideration in the Transaction may adversely impact our stock price.There can be no assurance the Transaction will be accretive to earnings per share, at all or in expected timeframes. If we do not perform as expected following the Transaction or costs or assumed liabilities are greater than anticipated, our earnings per share could be adversely impacted by the significant increase in outstanding shares. In addition, although restrictions on resale under applicable securities laws prevent sales in at least the six months following closing, after that time, Marcum partners are not subject to contractual limitations on their ability to resell shares once they receive them. While the delivery of the stock consideration in installments over approximately four years may mitigate the potential for sales of a large volume at any particular time, persistent selling, or the perception of persistent selling, could adversely impact the market price of our common stock.

The future issuance of additional shares could adversely affect the price of our common stock. Future sales or issuances of common stock, including those related to the uses described below, or the perception that sales could occur, could adversely affect the market price of our common stock and dilute the percentage ownership held by our stockholders. We have authorized 250.0 million shares of common stock, and have approximately 53.3 million shares of common stock outstanding at January 31, 2025. A substantial number of these shares have been issued in connection with acquisitions, including the Transaction. As part of many acquisitions, shares are contractually restricted from sale for a one-year period, and as of January 31, 2025, approximately 3.3 million shares of our common stock were under lock-up contractual restrictions that expire by December 31, 2025. We cannot be sure when sales by holders of our stock will occur, how many shares will be sold or the effect that sales may have on the market price of our common stock.

Furthermore, once fully issued, the stock consideration issuable in the Transaction is expected to constitute approximately 22% of our outstanding shares of common stock, without giving effect to any subsequent issuances, repurchases or other changes in the number of shares outstanding. As a result, our current stockholders will own a meaningfully smaller percentage of the Company than they currently own, and collectively will have less ability to influence the Company’s management and policies. In addition, to the extent that Marcum partners retain a significant portion of the shares that are issued to them, they will collectively have significant influence on any matters requiring a vote of stockholders.

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

The price of our common stock could be adversely impacted if we do not perform to expectations following the Transaction.The market price of our common stock could be adversely affected if we do not perform to our own and investor expectations. We are a larger and more complex organization following the closing of the Transaction, and in order to maintain and earn the trust of our investors, we will have to effectively execute on our strategy to integrate Marcum and achieve the anticipated benefits and synergies of the Transaction. This process will take time, and it will be necessary to effectively communicate our progress and strategy to investors over the short and long term. If we experience challenges or delays in this process, it could adversely impact, or cause volatility in, our operating results. It could also result in a decrease in investor confidence and have an adverse impact to the market price of our common stock or cause increased volatility in trading prices.
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
CBIZ’s Vice President, IT Security and Compliance reports to CBIZ’s Chief Information Officer and is the head of the Company’s cybersecurity team. The IT Security Director is responsible for assessing and managing CBIZ’s cyber risk management program, informs senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervises such efforts. The cybersecurity team has decades of experience selecting, deploying and operating cybersecurity technologies, initiatives and processes. Additionally, members of the cyber security team have extensive information technology and program management expertise and have earned various cybersecurity certifications. Finally, the cybersecurity team relies on threat intelligence as well as other information obtained from governmental, public or private sources, including external consultants engaged by CBIZ.
The Board of Directors oversees CBIZ’s cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks. The cybersecurity team briefs the Board of Directors on the status of CBIZ’s cyber risk management program, typically on a semi-annual basis.
CBIZ faces risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations or cash flows. CBIZ has experienced, and will continue to experience, cyber incidents in the normal course of its business. However, prior cybersecurity incidents have not had a material adverse effect on CBIZ’s business, financial condition, results of operations or cash flows. See “Risk Factors – Risk Factors Related to Our Business and Industry – Cyberattacks or other security breaches involving our computer systems or the systems of one or more of our vendors could materially and adversely affect our business.”
ITEM 2. PROPERTIES.
Our corporate headquarters are located at 5959 Rockside Woods Blvd. N., Suite 600, Independence, Ohio 44131, in leased premises. We lease more than 160 offices in 35 states and the District of Columbia and believe that our current facilities are sufficient for our current needs.
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
Holders of Record - The number of holders of our common stock based on record ownership as of December 31, 2024 was approximately 2,430.
Dividends - Historically, we have not paid cash dividends on our common stock. Refer to Note 10, Debt and Financing Arrangements, to the accompanying consolidated financial statements for information relating to restrictions on declaring or making dividend payments under our 2024 Credit Facilities.
Recent Sales of Unregistered Securities - During the year ended December 31, 2024, we issued approximately 159 thousand shares of our common stock as payment for current year acquisitions, as well as payment for contingent consideration for current year and previous acquisitions. The above referenced shares were issued in transactions not involving a public offering in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act. The persons to whom the shares were issued had access to full information about the Company and represented that they acquired the shares for their own account and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold, or otherwise transferred without having first been registered under the Securities Act or pursuant to an exemption from the Securities Act.
Issuer Purchases of Equity Securities - Shares repurchased during the three months ended December 31, 2024 (reported on a trade-date basis) are summarized in the table below (in thousands, except per share data). Average price paid per share includes fees and commissions.

	Issuer Purchases of Equity Securities
Fourth Quarter Purchases	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
October 1 – October 31, 2024	—	$—	—	4,997
November 1 – November 30, 2024	—	$—	—	4,997
December 1 – December 31, 2024	1	$77.90	1	4,996
	1	$77.90	1
Refer to Note 14, Common Stock, to the accompanying consolidated financial statements for further discussion on the Share Repurchase Program.
Performance Graph - The graph below matches the cumulative five-year total return of holders of CBIZ, Inc.’s common stock with the cumulative total returns of the S&P 500 index, the Russell 2000 index and a customized peer group of five companies that includes: Brown & Brown, Inc., H & R Block, Inc., Paychex, Inc., Resources Connection, Inc. and Willis Towers Watson Plc. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2019 and tracks it through December 31, 2024.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among CBIZ, Inc., the S&P 500 Index, the Russell 2000 Index, and a Peer Group

$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
2019
2020
2021
2022
2023
2024
Period Ending on December 31,
$303.52
197.02
197.37
142.93
CBIZ, Inc.
S&P 500
Russell 2000
Peer Group

*$100 invested on December 31, 2019 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2025 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2025 Russell Investment Group. All rights reserved.

	2019	2020	2021	2022	2023	2024
CBIZ, Inc.	$100.00	$98.70	$145.10	$173.78	$232.16	$303.52
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
Russell 2000	100.00	119.96	137.74	109.59	128.14	142.93
Peer Group	100.00	108.95	149.91	140.80	154.36	197.37
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to, and should be read in conjunction with, our consolidated financial statements included elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management’s expectations. Please see the sections of this report entitled “Forward-Looking Statements” and “Risk Factors.” This section generally discusses the results of operations for fiscal year 2024 compared to fiscal year 2023. For discussion related to the results of operations and changes in financial conditions for fiscal year 2023 compared to fiscal year 2022 refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on February 23, 2024.
EXECUTIVE SUMMARY
Financial Year in Review - Revenue of $1,813.5 million in 2024 grew $222.3 million, or 14.0%, from revenue of $1,591.2 million in 2023. Same-unit revenue, as defined below in the "Results of Operations" section, increased by $76.9 million, or 4.8%, while acquisitions, net of divestitures, contributed $145.4 million to revenue, or 8.0%. A detailed discussion of revenue by practice group is included under “Operating Practice Groups.” Net income in 2024 decreased $80.0 million, or 66.1%, to $41.0 million from $121.0 million in 2023. Refer to “Results of Operations” for a detailed discussion of the components of net income. Earnings per diluted share was $0.78 in 2024, compared to $2.39 in 2023, with a fully diluted weighted average share count of 52.7 million shares in 2024, compared to 50.6 million shares in 2023.
Strategic Use of Capital - Our overall business objective continues to focus on making strategic acquisitions that allow us to strengthen our presence in existing markets, expand into high growth industries, and broaden our services to our existing offerings. To achieve our business objective of making strategic acquisitions, our current priority for use of capital is to maximize cash flow to pay down debt, which will allow us more liquidity to make strategic acquisitions in the future. In addition, we believe that repurchasing shares of our common stock can be a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our stockholders.
During the year ended December 31, 2024, we completed the following five acquisitions:
•Effective February 1, 2024, we acquired all of the assets of Erickson, Brown & Kloster LLC ("EBK"). EBK, based in Colorado Springs, Colorado, is a provider of a full range of accounting, tax, and financial advisory services to clients in a wide array of industries. Operating results for EBK are reported in the Financial Services practice group.
•Effective March 1, 2024, we acquired all of the assets of CompuData, Inc ("CompuData"). CompuData, based in Philadelphia, Pennsylvania, is a provider of technology services and solutions, such as Cloud Hosting, ERP Solutions, IT Security and Managed IT Services. Operating results for CompuData are reported in the Financial Services practice group.
•Effective June 1, 2024, we acquired all of the assets of Educational & Institutional Insurance Administrators, Inc ("EIIA"). EIIA, based in Chicago, Illinois, is a provider of private higher education specific insurance and risk management programs and services. Operating results for EIIA are reported in the Benefits and Insurance Services practice group.
•Effective October 1, 2024, we acquired all of the assets of Hoover Financial Advisors, Inc ("Hoover Financial Advisors"). Hoover Financial Advisors, based in Indianapolis, Indiana, is a provider of financial planning advice for individuals, families, and small businesses. Operating results for Hoover Financial are reported in the Benefits and Insurance Services practice group.
•Effective November 1, 2024, we acquired Marcum LLP ("Marcum"). Marcum, based in New York, New York, is a national accounting and advisory service firm. Marcum offers a wide range of accounting, tax, and advisory services serving both privately held and publicly registered companies. Operating results for Marcum's core accounting and technology services are reported in the Financial Service practice group. The operating results for Marcum Search and Marcum Staffing are reported within the Benefits and Insurance Services practice group.

Refer to Note 2, Business Combinations, to the accompanying consolidated financial statements for further discussion on acquisitions.
On February 11, 2025, the CBIZ Board of Directors authorized the purchase of up to 5.0 million shares of our common stock under our Share Repurchase Program (the “Share Repurchase Program”), which may be suspended or discontinued at any time and expires on March 31, 2026. The shares may be purchased (i) in the open market, (ii) in privately negotiated transactions, or (iii) under Rule 10b5-1 trading plans. CBIZ management will determine the timing and amount of the transaction based on its evaluation of market conditions and other factors.
Pursuant to previously authorized share repurchase programs, we repurchased 1.3 million shares of our common stock in the open market at a total cost of approximately $65.1 million in 2023. We did not repurchase any shares of our common stock in the open market in 2024. Refer to Note 14, Common Stock, to the accompanying consolidated financial statements for further discussion on the Share Repurchase Program.
RESULTS OF OPERATIONS
We provide professional business services that help clients manage their finances and employees. We deliver our integrated services through the following three practice groups: Financial Services, Benefits and Insurance Services and National Practices. A description of these groups’ operating results and factors affecting their businesses is provided below.
Same-unit revenue, also known internally as "Organic revenue", represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. For example, for a business acquired on July 1, 2023, revenue for the period January 1, 2024 through June 30, 2024 would be reported as revenue from acquired businesses whereas revenue for the periods from July 1 through December 31 of both years would be reported as same-unit revenue. Divested operations represent operations that did not meet the criteria for treatment as discontinued operations.
Revenue
The following table summarizes total revenue for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	%	2023	%
	(Amounts in thousands, except percentages)
Financial Services	$1,362,539	75.1%	$1,160,686	72.9%
Benefits and Insurance Services	401,048	22.1%	382,605	24.1%
National Practices	49,885	2.8%	47,903	3.0%
Total CBIZ revenue	$1,813,472	100.0%	$1,591,194	100.0%
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
Income and expenses related to the deferred compensation plan for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	(Amounts in thousands)
Operating expenses	$18,776	$17,192
Corporate general and administrative expenses	$2,367	$2,296
Other income, net	$21,143	$19,488
Excluding the impact of the above-mentioned income and expenses related to the deferred compensation plan, the operating results for the years ended December 31, 2024 and 2023:

	Year Ended December 31,				Year Ended December 31,
	2024				2023
	(Amounts in thousands, except percentages)
	As Reported	NQDCP	Adjusted	% of Revenue	As Reported	NQDCP	Adjusted	% of Revenue
Gross margin	$182,469	$18,776	$201,245	11.1%	$223,204	$17,192	$240,396	15.1%
Operating income	73,716	21,143	94,859	5.2%	165,239	19,488	184,727	11.6%
Other income (expense), net	13,538	(21,143)	(7,605)	(0.4)%	21,019	(19,488)	1,531	0.1%
Income before income tax expense	57,807	—	57,807	3.2%	166,303	—	166,303	10.4%
Operating Expenses
The following table presents our operating expenses for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	(Amounts in thousands, except percentages)
Operating expenses	$1,631,003	$1,367,990
Operating expenses % of revenue	89.9%	86.0%
Operating expenses excluding deferred compensation	$1,612,227	$1,350,798
Operating expenses excluding deferred compensation % of revenue	88.9%	84.9%
Our operating expenses increased by $263.0 million. Operating expense as a percentage of revenue increased to 89.9% of revenue in 2024 as compared to 86.0% of revenue for the prior year. The non-qualified deferred compensation plan increased operating expenses by $18.8 million in 2024 and by $17.2 million in 2023. Excluding the impact of the non-qualified deferred compensation plan, which was recorded in "Corporate and Other" for segment reporting purposes, operating expenses would have been $1,612.2 million, or 88.9% of revenue, in 2024 as compared to $1,350.8 million, or 84.9% of revenue, in 2023.
The majority of our operating expenses relate to personnel costs, which includes (i) salaries and benefits, (ii) commissions paid to producers, (iii) incentive compensation and (iv) share-based compensation. Excluding the impact of non-qualified deferred compensation plan, which was recorded in "Corporate and Other" for segment reporting purposes, operating expenses increased by approximately $261.4 million in 2024 as compared to 2023. Operating expenses for the year ended December 31, 2024 included approximately $5.0 million costs related to the Transaction, and operating expenses for the year ended December 31, 2023 included approximately $1.9 million non-recurring integration and retention costs related to the acquisition of Somerset CPAs and Advisors ("Somerset"). The increase in operating costs was driven by $194.5 million higher personnel cost (of which the Transaction contributed approximately $128.6 million), $14.1 million higher direct costs, $11.3 million higher depreciation and amortization costs, $10.9 million higher facility costs, $10.7 million higher technology costs, $10.2 million higher travel and entertainment costs, $7.6 million higher professional fees, and $2.2 million higher bad debt expense.The increases were offset by a $0.1 million decrease in other discretionary spending. Personnel costs and other operating expenses are discussed in further detail under “Operating Practice Groups.”

Corporate General & Administrative Expenses
The following table presents our Corporate General & Administrative (“G&A”) expenses for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	(Amounts in thousands, except percentages)
G&A expenses	$108,753	$57,965
G&A expenses % of revenue	6.0%	3.6%
G&A expenses excluding deferred compensation	$106,386	$55,669
G&A expenses excluding deferred compensation % of revenue	5.9%	3.5%
Our G&A expenses increased by approximately $50.8 million, or 87.6%, in 2024 as compared to 2023, and increased to 6.0% of revenue from 3.6% of revenue for the prior year. The non-qualified deferred compensation plan increased G&A expenses by $2.4 million in 2024 and by $2.3 million in 2023. Excluding the impact of the deferred compensation plan, which was recorded in "Corporate and Other" for segment reporting purposes, G&A expenses would have been $106.4 million, or 5.9% of revenue, in 2024 as compared to $55.7 million, or 3.5% of revenue, in 2023, an increase of $50.7 million in 2024 as compared to prior year. The increase was primarily driven by $38.5 million higher professional service fees associated with the Transaction, a $2.9 million higher legal reserve, $2.5 million higher personnel costs, $ 1.5 million higher insurance costs and $1.1 million higher marketing expenses. Other discretionary spending increased by approximately $3.3 million to support the growth in business activities.
G&A expenses for the year ended December 31, 2024 included a $43.7 million costs related to the Transaction. G&A expenses for the year ended December 31, 2023 included a $1.9 million non-recurring transaction and integration costs related to the Somerset acquisition.
Other Income (Expense), net
The following table presents the components of Other income (expense), net for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	(Amounts in thousands)
Interest expense	$(34,379)	$(20,131)
Gain on sale of operations, net	4,932	176
Other income, net (1)	13,538	21,019
Total other income (expense), net	$(15,909)	$1,064
(1)Other income, net includes a net gain of $21.1 million in 2024 and a net gain of $19.5 million in 2023, associated with the value of investments held in a rabbi trust related to the deferred compensation plan, which was recorded in "Corporate and Other" for segment reporting purposes. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan are offset by a corresponding increase or decrease to compensation expense, which is recorded as “Operating expenses” and “G&A expenses” in the accompanying Consolidated Statements of Comprehensive Income. The deferred compensation plan has no impact on “Income before income tax expense” or diluted earnings per share.
Interest Expense - On November 1, 2024 we entered into the 2024 Credit Facilities. Interest expense was $34.4 million in 2024, compared to $20.1 million in 2023. Our blended average debt balance and blended weighted average interest rate was $538.6 million and 6.00%, respectively, in 2024, as compared to $364.1 million and 5.23%, respectively, in 2023. The increase in interest expense in 2024 as compared to 2023 was driven by a higher average debt balance as well as higher weighted average effective interest rate. Our debt is further discussed in Note 10, Debt and Financing Arrangements, to the accompanying consolidated financial statements.
Gain on Sale of Operations, net - During the twelve months ended December 31, 2024, we recorded approximately $4.9 million gain related to a sold business in the National Practice Group. During the same period in 2023, we recorded approximately $0.2 million additional gain related to a previously sold business as additional contingent proceeds were received.

Other Income (Expense), net - The majority of “Other income (expense), net” consists of net gains and losses associated with the value of the non-qualified deferred compensation plan as discussed above, net adjustments to the fair value of our contingent purchase price liability related to prior acquisitions, as well as gains or losses related to the sale of assets. Other income of $13.5 million in 2024 included a $21.1 million net gain related to the deferred compensation plan. Excluding the impact of the deferred compensation plan the Other Income (Expense), net balance for the year ended December 31, 2024 would be an expense of $7.6 million primarily related to the $7.0 million expense increase to the fair value of the contingent purchase price liability.
Other income of $21.0 million in 2023 consisted of a net gain of $19.5 million related to the deferred compensation plan, $2.8 million gain related to the sale of certain assets, $0.7 million interest income from non-operating investments, as well as $0.7 million miscellaneous income, offset by $2.7 million expense due to the net increase to the fair value of the contingent purchase price liability.
Income Tax Expense
The following table presents our income tax expense for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	(Amounts in thousands, except percentages)
Income tax expense	$16,769	$45,335
Effective tax rate	29.0%	27.3%
The decrease in income tax expense from 2023 to 2024 was primarily driven by the reduction in pre-tax income from 2023 to 2024. The increase in the effective tax rate from 2023 to 2024 was primarily due to the disallowance of meals and entertainment expense having a greater unfavorable impact against a lower pre-tax income in 2024.
Operating Practice Groups
We deliver our integrated services through three practice groups: Financial Services, Benefits and Insurance Services and National Practices. A description of these groups’ operating results and factors affecting their businesses is provided below.
Financial Services

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue
Same-unit	$1,216,364	$1,160,686	$55,678	4.8%
Acquired businesses	146,175	—	146,175
Total revenue	1,362,539	1,160,686	201,853	17.4%
Operating expenses	1,213,621	975,076	238,545	24.5%
Gross margin / Operating income	$148,918	$185,610	$(36,692)	(19.8)%
Total other income, net	622	2,218	(1,596)	(72.0)%
Income before income tax expense	$149,540	$187,828	$(38,288)	(20.4)%
Gross margin percentage	10.9%	16.0%
The Financial Services practice group revenue in 2024 grew by 17.4% to $1,362.5 million from $1,160.7 million in 2023. Same-unit revenue grew by $55.7 million, or 4.8%, across all service lines, primarily driven by a $24.5 million increase from those units that provide traditional accounting and tax-related services, a $19.2 million increase in government healthcare compliance business, and a $11.9 million increase from those units that provide project-oriented advisory services. The impact of the acquired businesses, net of divestitures, contributed $146.2 million, or 10.7%, of 2024 revenue. We provide a range of services to affiliated CPA firms under ASAs. Fees earned under the ASAs are recorded as revenue in the accompanying Consolidated Statements of Comprehensive Income and were $306.5 million and $259.6 million in 2024 and 2023, respectively.

Operating expenses increased by $238.5 million in 2024 as compared to 2023, primarily as a result of $178.9 million, or 22.5%, in higher personnel costs, of which acquisitions contributed approximately $141.4 million to the increase primarily driven by the Transaction in 2024. Compared to the same period in 2023, direct costs, depreciation and amortization expense, facility costs, technology costs, travel and entertainment costs, professional service costs, and allocations increased by $15.8 million, $11.6 million, $10.7 million, $7.9 million, $7.1 million, $5.9 million, and $1.6 million, respectively, as well as $1.0 million lower other discretionary costs to support business growth. Operating expense as a percentage of revenue increased to 89.1% in 2024 from 84.0% in 2023.
Benefits and Insurance Services

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue
Same-unit	$397,865	$382,605	$15,260	4.0%
Acquired businesses	3,183	—	3,183
Total revenue	401,048	382,605	18,443	4.8%
Operating expenses	328,272	310,510	17,762	5.7%
Gross margin / Operating income	$72,776	$72,095	$681	0.9%
Total other income, net	149	2,058	(1,909)	(92.8)%
Income before income tax expenses	$72,925	$74,153	$(1,228)	(1.7)%
Gross margin percentage	18.1%	18.8%
The Benefits and Insurance Services practice group revenue in 2024 grew by 4.8% to $401.0 million from $382.6 million in 2023. Same-unit revenue increased by $15.3 million, or 4.0%, in 2024 when compared to the same period in 2023. The increase primarily driven by a $16.3 million increase in employee benefit and retirement benefit services lines, as well as a $0.7 million increase in other project-based services, partially offset by a decrease of $1.8 million in property and casualty services.
Operating expenses increased by $17.8 million in 2024 as compared to 2023, primarily driven by $14.8 million, or 6.1%, higher personnel costs, attributable primarily to the amount of annual merit increases, bonus accruals, and investment in new sales producers. Compared to 2023, technology costs, direct costs, and professional service costs, increased by $1.4 million, $0.8 million, and $0.7 million, respectively. In addition, other miscellaneous discretionary costs increased by approximately $0.1 million, primarily driven by higher employee costs to support business growth. Operating expense as a percentage of revenue remained relatively unchanged at 81.9% in 2024 as compared 81.2% in 2023.
National Practices

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue
Same-unit	$49,885	$43,966	$5,919	13.5%
Divested operation	—	3,937	(3,937)	N/M
Total revenue	49,885	47,903	1,982	4.1%
Operating expenses	44,625	43,060	1,565	3.6%
Gross margin / Operating income	$5,260	$4,843	$417	8.6%
Total other income, net	4,929	1	4,928	N/M
Income before income tax expenses	$10,189	$4,844	$5,345	110.3%
Gross margin percentage	10.5%	10.1%
Revenue growth in this practice group was primarily driven by our cost-plus contract with a single client, which has existed since 1999. The cost-plus contract is a five-year contract with the most recent renewal through

December 31, 2028. Revenues from this single client accounted for approximately 75% of the National Practice group’s revenue. Operating expenses have increased mainly due to increases in salary and benefits costs.
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

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating expenses	$44,485	$39,344	$5,141	13.1%
Corporate general and administrative expenses	108,753	57,965	50,788	87.6%
Operating loss	$(153,238)	$(97,309)	$(55,929)	57.5%
Total other expense, net	(21,609)	(3,213)	(18,396)	N/M
Loss before income taxes	$(174,847)	$(100,522)	$(74,325)	73.9%
Total operating expenses increased by $5.1 million in 2024 as compared to 2023. The non-qualified deferred compensation plan increased operating expenses by $18.8 million in 2024 and by $17.2 million in 2023. Excluding the non-qualified deferred compensation expenses, operating expense increased by approximately $3.6 million, primarily driven by $5.6 million higher personnel costs, offset by $1.1 million lower marketing expenses and $0.9 million lower other miscellaneous discretionary costs.
Total G&A expenses increased by approximately $50.8 million, or 87.6%, in 2024 as compared to 2023. The non-qualified deferred compensation plan increased G&A expenses by $2.4 million in 2024 and by $2.3 million in 2023. Excluding the impact of the deferred compensation plan, G&A expenses increased by $50.7 million in 2024 as compared to prior year. The increase was primarily driven by $38.5 million higher professional service fees associated with the Transaction, a $2.9 million higher legal reserve, $2.5 million higher personnel costs, $ 1.5 million higher insurance costs and $1.1 million higher marketing expenses. Other discretionary spending increased by approximately $3.3 million to support the growth in business activities. In addition, G&A expenses for the year ended December 31, 2024 included $43.7 million costs related to the Transaction. G&A expenses for the year ended December 31, 2023 included $1.9 million non-recurring transaction and integration costs related to the Somerset acquisition.
Total other expense, net increased by $18.4 million to $21.6 million from $3.2 million in 2023. Total other expense, net includes a net gain of $21.1 million and a net gain of $19.5 million associated with the non-qualified deferred compensation plan in 2024 and 2023, respectively. Excluding the impact of the non-qualified deferred compensation plan, total other expense, net would have been $42.8 million in 2024 and $22.7 million in 2023, a net increase in expense of approximately $20.1 million. The increase was driven by $14.2 million higher interest expense due to the borrowing under the 2024 Credit Facilities to finance the Transaction, as well as higher blended weighted average effective interest rate experienced in 2024 as compared to 2023, $4.4 million higher contingent earnout expense associated with prior acquisitions, and $2.5 million higher other miscellaneous expenses.
LIQUIDITY AND CAPITAL RESOURCES
The following table is derived from our Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2024	2023
Net cash provided by operating activities	$123,692	$153,507
Net cash used in investing activities	(1,129,283)	(79,393)
Net cash provided by (used in) financing activities	1,035,613	(77,111)
We generate strong cash flows from operations and have access to $556.0 million under the 2024 Credit Facility, which enables us to fund investment and operating projects that are designed to optimize stockholder return. Cash flows from operations and available capital resources allow us to make strategic acquisitions, repurchase shares of our common stock when accretive to stockholders, meet working capital needs, and service our debt. Generally, we maintain low levels of cash and apply any available cash to pay down our outstanding debt balance. Due to the seasonal nature of the Financial Services practice group’s accounting and tax services in the first four months of the fiscal year, we historically generate much of our cash flows during the last three quarters of the fiscal year.
Our working capital management primarily relates to trade accounts receivable, accounts payable, incentive-based compensation and other assets, which consists of other receivables and prepaid assets typically related to activities in the normal course of our business operations. At any specific point in time, working capital is subject to many variables, including seasonality and the timing of cash receipts and payments, most notably in the timing of insurance premiums to the carriers within our Benefits and Insurance Services practice group. We have restricted cash on deposit from clients in connection with the pass-through of insurance premiums to the carrier with the related liability for these funds recorded in “Accounts payable” in the accompanying Consolidated Balance Sheets.
Accounts receivable balances increase in response to the increase in revenue generated by the Financial Services practice group during the first four months of the year. A significant amount of this revenue is billed and collected in subsequent quarters. Days sales outstanding (“DSO”) represent accounts receivable and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve months' daily revenue. DSO was 73 days as of December 31, 2024 and 78 days as of December 31, 2023. We provide DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of our ability to collect on receivables in a timely manner.
Cash Provided by Operating Activities
2024 compared to 2023 - Cash provided by operating activities was $123.7 million during 2024, consisting of net income of $41.0 million and certain non-cash items, such as depreciation and amortization expense of $48.1 million, share-based compensation expense of $13.8 million, bad debt expense of $3.8 million, adjustment to the fair value of contingent purchase consideration of $7.0 million, and $23.4 million use of cash from working capital management offset by deferred income tax of $8.6 million and $4.93 million gain on sale of operations, net of tax.
Cash provided by operating activities was $153.5 million during 2023, consisting of net income of $121.0 million and certain non-cash items, such as depreciation and amortization expense of $36.3 million, share-based compensation expense of $12.3 million, deferred income tax of $11.3 million, bad debt expense of $1.6 million, adjustment to the fair value of contingent purchase consideration of $2.7 million, offset by $29.0 million of cash generated from working capital management.
Cash Used in Investing Activities
The majority of our investing activities relate to acquisitions, capital expenditures and net activity related to funds held for clients. Refer to Note 1, Basis of Presentation and Significant Accounting Policies, and Note 2, Business Combinations, to the accompanying consolidated financial statements for further discussion on our acquisitions and a further description of funds held for clients and client fund obligations.
2024 - Net cash used in investing activities in 2024 consisted primarily of $1,087.5 million cash paid for the Transaction and other 2024 business acquisitions, $12.9 million in capital expenditures, $1.3 million net purchases of client fund investments, and $34.7 million payments primarily related to the a $22.1 million notes to CBIZ CPAs, and other working capital adjustments related payments, partially offset by $7.1 million proceeds received from the sale of certain assets.
2023 - Net cash used in investing activities in 2023 consisted of $53.1 million related to business acquisitions, $23.1 million in capital expenditures, and $10.3 million payments of working capital adjustments related to previously completed acquisitions, partially offset by $4.3 million proceeds received from the sale of client funds investment and $3.0 million proceeds received from sale of certain assets.
Cash Provided by and Used in Financing Activities
The majority of our financing activities relate to our 2024 Credit Facilities, share repurchases, net client fund obligation activity, as well as contingent consideration payments for prior acquisitions. Refer to Note 10, Debt and Financing Arrangements, and Note 14, Common Stock, to the accompanying consolidated financial statements for further discussion on our 2024 Credit Facilities and Share Repurchase Program.

2024 - Net cash provided by financing activities in 2024 consisted of $1,108.5 million net proceeds from our 2024 Credit Facilities and a net increase of $16.0 million in client fund obligations, offset by $11.5 million used to repurchase share for tax withholding purposes, $56.8 million of contingent consideration payments for prior acquisitions, and $20.7 million deferred financing fees paid in connection with the 2024 Credit Facilities
2023 - Net cash used in financing activities in 2023 consisted of $73.8 million of share repurchases, $45.2 million of contingent consideration payments for prior acquisitions, and a net decrease of $13.6 million in client fund obligations, partially offset by $8.8 million in proceeds from the exercise of stock options and $46.7 million net proceeds and borrowings under our prior credit facility.
CAPITAL RESOURCES
The following table presents our capital structure (in thousands):

	December 31,
	2024	2023
Bank debt	$1,420,900	$312,400
Stockholders' equity	1,779,983	791,618
Total capital	$3,200,883	$1,104,018
Credit Facility - Our primary financing arrangement is the $2.0 billion unsecured credit facility, by and among CBIZ Operations, Inc., CBIZ, Inc. and Bank of America, N.A., as administrative agent and bank, and other participating banks, which provides us with the capital necessary to meet our working capital needs as well as the flexibility to continue with our strategic initiatives, including business acquisitions and share repurchases, and matures in 2029. At December 31, 2024, we had $1,420.9 million outstanding under the credit facility, as well as letters of credit and license bonds totaling $5.4 million. Available funds under the credit facility, based on the terms of the commitment, were approximately $556.0 million at December 31, 2024. The blended weighted average interest rate under the credit facility was 6.00% in 2024 and 5.23% in 2023. The credit facility allows for the allocation of funds for future strategic initiatives, including acquisitions and the repurchase of our common stock, subject to the terms and conditions of the credit facility.
Debt Covenant Compliance - We are required to meet certain financial covenants with respect to (i) total leverage ratio and (ii) interest coverage ratio. We were in compliance with our covenants as of December 31, 2024. Our ability to service our debt and to fund future strategic initiatives will depend upon our ability to generate cash in the future. For further discussion regarding the 2024 Credit Facilities, refer to Note 10, Debt and Financing Arrangements, to the accompanying consolidated financial statements.
Use of Capital - Our overall business objective continues to focus on making strategic acquisitions that allow us to strengthen our presence in existing markets, expand into high growth industries, and broaden our services to our existing offerings. As a result of the Transaction and related 2024 Credit Facilities as described in Note 2, Business Combinations, we have $1,420.9 million outstanding debt under the 2024 Credit Facilities as of December 31, 2024. To achieve our business objective of making strategic acquisitions, our current priority for use of capital is to maximize cash flow to pay down debt, which will allow us more liquidity to make strategic acquisitions in the future. In addition, we also have the financing flexibility and the capacity to actively repurchase shares of our common stock. We believe that repurchasing shares of our common stock can be a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our stockholders.
During the year ended December 31, 2024, we completed five business acquisitions. Refer to Note 2, Business Combinations, to the accompanying consolidated financial statements for further discussion on acquisitions. We repurchased no shares of our common stock in the open market in 2024 and 1.3 million shares at a total cost of approximately $65.1 million in 2023. Refer to Note 14, Common Stock, to the accompanying consolidated financial statements for further discussion on the Share Repurchase Program.
Cash Requirements - Cash requirements for the remainder of 2025 and beyond will include the repayment of outstanding debt and related interest, making strategic acquisitions, funding seasonal working capital requirements, making contingent purchase price payments for previous acquisitions, share repurchases, income tax payments, and capital expenditures. We believe that cash provided by operations, as well as available funds under our 2024

Credit Facilities will be sufficient to meet cash requirements for 2025 and beyond. We believe that cash provided by operations, as well as available funds under the 2024 Credit Facilities will be sufficient to meet cash requirements for the next 12 months and beyond. Refer to Note 10, Debt and Financing Arrangements, to the accompanying consolidated financial statements for further discussion of the 2024 Credit Facilities.
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
We provide letters of credit for insurance needs as well as to landlords (lessors) of our leased premises in lieu of cash security deposits. Letters of credit totaled $3.2 million and $3.5 million at December 31, 2024 and 2023, respectively. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.2 million and $2.3 million at December 31, 2024 and 2023, respectively.
We have various agreements under which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by us under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2024, we were not aware of any obligations arising under indemnification agreements that would require material payments.
Interest Rate Risk Management - We do not purchase or hold any derivative instruments for trading or speculative purposes. We utilize interest rate swaps to manage interest rate risk exposure associated with our floating-rate debt under the 2024 Credit Facilities. Under these interest rate swap contracts, we receive cash flows from counterparties at variable rates based on the Secured Overnight Financing Rate (“SOFR”) and pay the counterparties a fixed rate. To mitigate counterparty credit risk, we only enter into contracts with selected major financial institutions with investment grade ratings and continually assess their creditworthiness. There are no credit risk-related contingent features in our interest rate swaps nor do the swaps contain provisions under which we would be required to post collateral.
As of December 31, 2024, the notional value of all of our interest rate swaps was $150.0 million, with maturity dates ranging from April, 2025 to October, 2028. For further details on our interest rate swaps, refer to Note 7, Financial Instruments, to the accompanying consolidated financial statements.
In connection with payroll services provided to clients, we collect funds from our clients’ accounts in advance of paying these client obligations. These funds held for clients are segregated and invested in accordance with our investment policy, which requires that all investments carry an investment grade rating at the time of initial investment. The interest income on these investments mitigates the interest rate risk for the borrowing costs of the 2024 Credit Facilities, as the rates on both the investments and the outstanding borrowings against the credit facility are based on market conditions. Refer to Note 7, Financial Instruments, and Note 10, Debt and Financing Arrangements, to the accompanying consolidated financial statements for further discussion regarding investments and our debt and financing arrangements.

CRITICAL ACCOUNTING ESTIMATES
The preparation of our consolidated financial statements in accordance with GAAP is based on the selection and application of accounting policies that require us to make significant estimates and assumptions that in certain circumstances affect amounts reported in the accompanying consolidated financial statements. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. We consider the accounting policies discussed below to be critical to the understanding of our consolidated financial statements. Actual results could differ from our estimates and assumptions, and any such difference could be material to our consolidated financial statements. Significant accounting policies, including Revenue Recognition, are described fully in Note 1, Basis of Presentation and Significant Accounting Policies, to the accompanying consolidated financial statements.
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
Business Combinations - We recognize and measure identifiable assets acquired and liabilities assumed as of the acquisition date at fair value. Fair value measurements require extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets. As we finalize the estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period (a period not to exceed 12 months from the acquisition date). In addition, we recognize and measure contingent consideration at fair value as of the acquisition date using a probability-weighted discounted cash flow model. The fair value of contingent consideration obligations that are classified as liabilities are reassessed each reporting period. Any change in the fair value estimate is recorded in the earnings of that period.
Goodwill and Other Intangible Assets - Goodwill represents the difference between the purchase price of the acquired business and the related fair value of the net assets acquired. A significant portion of our assets in the accompanying Consolidated Balance Sheets is goodwill. At December 31, 2024, the carrying value of goodwill totaled $2,331.5 million, compared to total assets of $4,470.9 million and total stockholders’ equity of $1,780.0 million. Intangible assets consist of identifiable intangibles other than goodwill. Identifiable intangible assets other than goodwill include client lists and non-compete agreements, which require significant judgments in determining the fair value. We carry client lists and non-compete agreements at cost, less accumulated amortization, in the accompanying Consolidated Balance Sheets.
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
The goodwill impairment test is performed at a reporting unit level. A reporting unit is an operating segment of a business or one level below an operating segment. At December 31, 2024, we had six reporting units, of which one is a new reporting unit resulting from the Transaction. The new reporting unit was added to align the internal reporting structure with services provided by the three practice groups. As of December 31, 2024, the amount of goodwill assigned to this reporting unit is subject to change upon the finalization of the purchase price allocation. Refer to Note. 2, Business Combination for detailed discussion of the Transaction. We may use either a qualitative or quantitative approach when testing a reporting unit’s goodwill for impairment. Under the qualitative assessment, we are not required to calculate the fair value of a reporting unit unless we determine that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured. Any such impairment charge would reduce earnings and could be material.

After considering changes to assumptions used in our most recent quantitative testing for each reporting unit, including the capital market environment, economic and market conditions, industry competition and trends, our weighted average cost of capital, changes in management and key personnel, the price of our common stock, changes in our results of operations, the magnitude of the excess of fair value over the carrying amount of each reporting unit as determined in our most recent quantitative testing, and other factors, we concluded that it was more likely than not that the fair values of each of our reporting units were more than their respective carrying values and, therefore, did not perform a quantitative impairment analysis. For further information regarding our goodwill balances, refer to Note 6, Goodwill and Other Intangible Assets, Net, to the accompanying consolidated financial statements.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We do not purchase or hold any derivative instruments for trading or speculative purposes. We utilize interest rate swaps to manage interest rate risk exposure associated with our floating-rate debt under the 2024 Credit Facilities. Under these interest rate swap contracts, we receive cash flows from counterparties at variable rates based on SOFR and pay the counterparties a fixed rate. To mitigate counterparty credit risk, we only enter into contracts with selected major financial institutions with investment grade ratings and continually assess their creditworthiness. There are no credit risk-related contingent features in our interest rate swaps nor do the swaps contain provisions under which we would be required to post collateral.
As of December 31, 2024, we have the following interest rate swaps outstanding (in thousands):

	December 31, 2024
	Notional Amount	Fixed Rate	Expiration
Interest rate swap	$50,000	0.834%	4/14/2025
Interest rate swap	$30,000	1.186%	12/14/2026
Interest rate swap	$20,000	2.450%	8/14/2027
Interest rate swap	$25,000	3.669%	4/14/2028
Interest rate swap	$25,000	4.488%	10/14/2028
Refer to Note 7, Financial Instruments, to the accompanying consolidated financial statements for further discussion regarding interest rate swaps.
Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which we could borrow funds under the 2024 Credit Facilities. Our balance outstanding under the 2024 Credit Facilities at December 31, 2024 was $1,420.9 million, of which $1,270.9 million is subject to rate risk. If market rates were to increase or decrease 100 basis points from the levels at December 31, 2024, interest expense would increase or decrease approximately $12.7 million annually.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The Financial Statements, together with the notes thereto and the report of KPMG LLP dated February 28, 2025 thereon, and the Supplementary Data required hereunder, are included in this Annual Report as set forth in Item 15(a) hereof and are incorporated herein by reference.
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
Management’s Report on Internal Control Over Financial Reporting - Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision of management, including our CEO and CFO, we conducted an evaluation of our internal control over financial reporting based on the framework provided in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

Management has excluded from the scope of its assessment of the effectiveness of internal control over financial reporting as of December 31, 2024 the operations and related assets of the following acquisitions completed in 2024:

Acquisitions	Date of Acquisition
Erickson, Brown & Kloster, LLC	February 1, 2024
CompuData, Inc.	March 1, 2024
Educational & Institutional Insurance Administrators, Inc.	June 1, 2024
Hoover Financial Advisors, Inc.	October 1, 2024
Marcum LLP	November 1, 2024
The aggregated total assets and revenue from the above acquisitions were $233.2 million and $137.6 million, respectively, of our respective consolidated total assets and total revenue as of and for the year ended December 31, 2024, respectively. Refer to Note 2, Business Combinations, for detailed disclosure of the acquisitions completed in 2024.
Changes in Internal Control Over Financial Reporting - Except as discussed below, there has been no change in our internal controls over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We are currently in the process of integrating the aforementioned acquisitions', control processes and information systems into our systems and control environment. We believe that we have taken the necessary steps to monitor and maintain appropriate internal controls over financial reporting during this integration.
Our independent auditor, KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting which appears in Item 8 of this Annual Report.
ITEM 9B. OTHER INFORMATION.
During the quarter period ended December 31, 2024, none of the Company's directors or officers adopted or terminated a "Rule 10B5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408 of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information relating to executive officers and key employees required by this item is included in Part I under the caption “Information about our Executive Officers and Key Employees” above.

The following information with respect to this item not included herein appearing in our Definitive Proxy Statement for the 2025 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of CBIZ’s fiscal year, is incorporated herein by reference:

•Information appearing under the heading "Proposal No. 1 – Election of Directors";
•Information appearing under the heading " Directors Meetings and Committees of the Board of Directors" regarding identification of the Audit Committee and Audit Committee financial experts; and
•Information appearing under the heading "Delinquent Section 16(a) Reports" (if applicable).

We have adopted a Code of Professional Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Professional Conduct and Ethics is available on the investor information page of our website, located at https://www.cbiz.com, and in print to any stockholder who requests them. Any waiver or amendment to the code will be posted on our website.

We have an insider trading policy governing the purchase, sale and other dispositions of CBIZ’s securities that applies to all personnel of CBIZ and its subsidiaries, including directors, officers and employees and other covered persons, as well as CBIZ itself. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. A copy of CBIZ’s insider trading policy is filed as Exhibit 19.1 to this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION.

Information with respect to this item is contained in our Definitive Proxy Statement for the 2025 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of our fiscal year, in the sections entitled “Compensation Discussion and Analysis,” “Compensation Risk Assessment,” “Summary Compensation Table,” “Pay Ratio Disclosure,” “Pay Vs. Performance Disclosure,” “2024 Grants of Plan-Based Awards,” “Outstanding Equity Awards At 2024 Fiscal Year-End,” “Option Exercises and Stock Vested in 2024,” “2024 Non-Qualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Director Compensation,” “2024 Director Compensation Table,” “Compensation and Human Capital Committee Report,” and information appearing under the heading “Directors Meetings and Committees of the Board of Directors" regarding the Compensation and Human Capital Committee, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information with respect to this item is contained in our Definitive Proxy Statement for the 2025 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of our fiscal year, in the sections entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information with respect to this item is contained in our Definitive Proxy Statement for the 2025 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of our fiscal year, in the sections entitled “Certain Relationships and Related Transactions” and “Director Independence,” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our independent registered public accounting firm is KPMG LLP, Cleveland, OH, Auditor Firm ID:185.

Information with respect to this item is contained in our Definitive Proxy Statement for the 2025 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of our fiscal year, in the section entitled “Auditor Fees,” and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)The following documents are filed as part of this Annual Report or incorporated by reference:
1. Financial Statements.
As to financial statements and supplementary information, reference is made to “Index to Financial Statements” on page F-1 of this Annual Report.
2. Exhibits.
The following documents are filed as exhibits to this Annual Report pursuant to Item 601 of Regulation S-K. Since its incorporation, CBIZ has operated under various names including: Republic Environmental Systems, Inc.; International Alliance Services, Inc.; Century Business Services, Inc.; and CBIZ, Inc. Exhibits listed below refer to these names collectively as the “Company”.

Exhibit No.	Description
2.1	Purchase Agreement, dated January 6, 2022, among CBIZ, Inc., CBIZ Acquisition 42, LLC, Marks Paneth LLP and all of the individuals who are equity partners of Marks Paneth (filed as Exhibit 2.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated January 10, 2022, and incorporated herein by reference).
2.2	Agreement and Plan of Merger, dated July 30, 2024, among the Company, Marcum LLP, Marcum Advisory Group LLC, PMMS LLC, and Marcum Partners SPV LLC (filed as Exhibit 2.1 to the Company's Report on Form 8-K, File No. 001-32961, dated July 31, 2024, and incorporated herein by reference).
3.1	Amended and Restated Certificate of Incorporation of the Company, dated August 7, 2000 (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-8, File No. 333-197284, dated May 24, 2019, and incorporated herein by reference).
3.2	Certificate of Amendment of the Certificate of Incorporation of the Company, effective August 1, 2005 (filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 000-25890, dated March 16, 2006, and incorporated herein by reference).
3.3	Amended and Restated Bylaws of the Company, dated July 31, 2000 (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-8, File No. 333-197284, dated May 24, 2019, and incorporated herein by reference).
3.4	Amendment to Amended and Restated Bylaws of the Company dated November 1, 2007 (filed as Exhibit 3.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated November 1, 2007, and incorporated herein by reference).
4.1	Form of Stock Certificate of Common Stock of the Company (filed as Exhibit 4.1 to the Company’s Annual Report Form 10-K for the year ended December 31, 1998, File No. 000-25890, dated March 4, 1999, and incorporated herein by reference).
4.2	Description of the Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.3 to the Company's Annual Report Form 10-K for the year ended December 31, 2023, File No. 001-32961, dated February 23, 2024, and incorporated herein by reference).
10.1 †	2014 Stock Incentive Plan (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8, File No. 333-197284, dated July 7, 2014, and incorporated herein by reference).
10.2 †	2019 CBIZ, Inc. Omnibus Incentive Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 333-197284, dated May 24, 2019, and incorporated herein by reference).
10.3 †	Amendment No. 1 to the 2019 CBIZ, Inc. Omnibus Incentive Plan (filed as Exhibit 99.1 to the Company's Report on Form 8-K, File No. 001-32961, dated May 16, 2023, and incorporated herein by reference).
10.4 †	Employee Stock Investment Plan (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8, File No. 000-333-62148, dated June 1, 2001, and incorporated herein by reference).
10.5 †	Employment Agreement by and between the Company and Jerome P. Grisko, Jr., dated September 1, 2016 (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated September 8, 2016, and incorporated herein by reference).
10.6 †	Amended and Restated Employment Agreement by and between the Company and Ware H. Grove, dated March 30, 2017 (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated April 4, 2017, and incorporated herein by reference).
10.7 †	Employment Agreement by and between the Company and Brad S. Lakhia, dated November 27, 2024 (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated December 3, 2024, and incorporated herein by reference).
10.8	Loan Agreement dated as of August 16, 2018 by and among CBIZ Benefits and Insurance Services, Inc. and The Huntington Bank (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-32961, on November 1, 2018, and incorporated herein by reference).
10.9	Amended and Restated Credit Agreement, dated November 1, 2024, by and among the Company, CBIZ Operations, Inc., Bank of America, N.A., as administrative agent, and the other financial institutions party thereto (filed as Exhibit 10.1 to the Company's Report on Form 8-K, File No. 001-32961, on November 1, 2024, and incorporated herein by reference).

10.10	First Amendment to Loan Agreement, dated August 8, 2019, by and among CBIZ Benefit and Insurance Services, Inc. and the Huntington National Bank (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, File No. 001-32961, on November 1, 2019, and incorporated herein by reference).
10.11	Second Amendment to Loan Agreement, dated August 6, 2020, by and among CBIZ Benefit and Insurance Services, Inc. and the Huntington National Bank (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, File No. 001-32961, on November 1, 2020, and incorporated herein by reference).
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

10.15	Sixth Amendment to Loan Agreement, dated August 1, 2024, by and among CBIZ Benefit and Insurance Services, Inc. and the Huntington National Bank (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-32961, on August 1, 2024, and incorporated herein by reference).
10.16 †	Form of CBIZ Restricted Share Unit Agreement (filed as Exhibit 10.16 to the Company's Annual Report Form 10-K for the year ended December 31, 2023, File No. 001-32961, dated February 23, 2024, and incorporated herein by reference).
10.17†	Form of CBIZ Performance Share Agreement (filed as Exhibit 10.17 to the Company's Annual Report Form 10-K for the year ended December 31, 2023, File No. 001-32961, dated February 23, 2024, and incorporated herein by reference).
19.1*	CBIZ, Inc. Insider Trading Policy
21.1*	List of Subsidiaries of CBIZ, Inc.
23.1*	Consent of KPMG LLP
24*	Powers of attorney (included on the signature page hereto).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1 †	CBIZ, Inc. Compensation Recoupment Policy (filed as Exhibit 97.1 to the Company's Annual Report Form 10-K for the year ended December 31, 2023, File No. 001-32961, dated February 23, 2024, and incorporated herein by reference).
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments)*
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
February 28, 2025
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

Signature	Title	Date

/s/ JEROME P. GRISKO, JR.	President & Chief Executive Officer, Director (Principal Executive Officer)	February 28, 2025
Jerome P. Grisko, Jr.

/s/ WARE H. GROVE	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2025
Ware H. Grove

/s/ RICK L. BURDICK	Chairman	February 28, 2025
Rick L. Burdick

/s/ MICHAEL H. DE GROOTE	Director	February 28, 2025
Michael H. DeGroote

/s/ GINA D. FRANCE	Director	February 28, 2025
Gina D. France

/s/ TODD J. SLOTKIN	Director	February 28, 2025
Todd J. Slotkin

/s/ A. HAAG SHERMAN	Director	February 28, 2025
A.Haag Sherman

/s/ RICHARD T. MARABITO	Director	February 28, 2025
Richard T. Marabito

/s/ BENAREE PRATT WILEY	Director	February 28, 2025
Benaree Pratt Wiley

/s/ RODNEY A. YOUNG	Director	February 28, 2025
Rodney A. Young

/s/ KATHY A. RAFFA	Director	February 28, 2025
Kathy A. Raffa

CBIZ, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
CBIZ, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of CBIZ, Inc. and subsidiaries (the Company) as of December 31, 2024 and December 31, 2023, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Erickson, Brown & Kloster, LLC, CompuData, Inc., Educational & Institutional Insurance Administrator, Inc.’s EIIA Higher Education Benefit Trust, Hoover Financial Advisors, Inc., and Marcum LLP during 2024, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, Erickson, Brown & Kloster, LLC, CompuData, Inc., Educational & Institutional Insurance Administrator, Inc.’s EIIA Higher Education Benefit Trust, Hoover Financial Advisors, Inc., and Marcum LLP’s internal control over financial reporting associated with total assets of $233.2 million and total revenues of $137.6 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2024. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Erickson, Brown & Kloster, LLC, CompuData, Inc., Educational & Institutional Insurance Administrator, Inc.’s EIIA Higher Education Benefit Trust, Hoover Financial Advisors, Inc., and Marcum LLP.

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

Acquisition date fair value of client list intangible asset

As discussed in Note 2 to the consolidated financial statements, on November 1, 2024, the Company completed the acquisition of Marcum LLP for an aggregate purchase price of approximately $1,997.8 million. The Company applied the acquisition method of accounting and recognized assets acquired and liabilities assumed at their fair value as of the date of acquisition, with the excess purchase consideration recorded to goodwill. As a result of the transaction, the Company recorded a client list intangible asset at a preliminary fair value of $474.0 million valued using the excess earnings method.

We identified the evaluation of the valuation of the client list intangible asset as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate certain assumptions used to estimate the acquisition-date fair value of the client list intangible asset. We performed a sensitivity analysis to determine which assumptions used by management most significantly impacted the fair value of the client list intangible asset, and identified the revenue growth rates, discount rate, and client attrition rate as the key assumptions as changes in these assumptions could have had a significant impact on the acquisition-date fair value of the intangible asset. Additionally, evaluating the discount rate and the customer attrition rate required the involvement of valuation professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to estimate the acquisition-date fair value of the client list intangible asset. This included controls over the determination of the revenue growth rates, customer attrition rate, and discount rate assumptions used in the Company’s model. We evaluated the revenue growth rates by comparing them to the historical financial results of the acquired company, historical financial results and forecasted revenue trends of certain peer companies, and relevant industry data. We evaluated the Company’s customer attrition rate assumption by comparing it to historical attrition rates used in comparable acquisitions completed by the Company and the acquiree. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

•evaluating the discount rate by comparing it to (1) the transaction’s internal rate of return, and (2) a market participant discount rate independently developed using publicly available market data for comparable companies
•evaluating the customer attrition rate by comparing it to the attrition rates implied by Marcum’s historical client revenue data and to attrition rates implied by similar transactions in the Company’s industry.

/s/ KPMG LLP
We have served as the Company’s auditor since 1996.
Cleveland, Ohio
February 28, 2025

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2024 AND 2023
(In thousands, except per share data)

	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$13,826	$8,090
Restricted cash	38,661	30,362
Accounts receivable, net	534,858	380,152
Income tax receivable	4,051	—
Other current assets	68,477	34,895
Current assets before funds held for clients	659,873	453,499
Funds held for clients	175,853	159,186
Total current assets	835,726	612,685
Non-current assets:
Property and equipment, net	88,163	57,012
Goodwill and other intangible assets, net	2,945,470	1,008,604
Assets of deferred compensation plan	167,170	143,499
Right-of-use asset	393,512	211,024
Other non-current assets	40,842	10,768
Total non-current assets	3,635,157	1,430,907
Total assets	$4,470,883	$2,043,592
LIABILITIES
Current liabilities:
Accounts payable	$90,646	$82,831
Income taxes payable	—	2,097
Accrued personnel costs	172,759	133,593
Contingent purchase price liability	61,164	66,287
Lease liability	60,549	36,283
Current portion of Term Loan	70,000	—
Current portion debt issuance costs, Term Loan	(3,823)	—
Total short-term debt	66,177	—
Other current liabilities	78,579	30,937
Current liabilities before client fund obligations	529,874	352,028
Client fund obligations	175,928	159,893
Total current liabilities	705,802	511,921
Non-current liabilities:
Revolver Facility	20,900	312,400
Debt issuance costs, Revolver	(7,160)	(1,574)
Long-term portion, Term Loan	1,330,000	—
Long-term portion debt issuance costs, Term Loan	(9,985)	—
Total long-term debt	1,333,755	310,826
Income taxes payable	2,193	1,984
Deferred income taxes, net	10,880	29,287
Deferred compensation plan obligations	167,170	143,499
Contingent purchase price liability	35,803	48,659
Lease liability	372,586	203,905
Other non-current liabilities	62,711	1,893
Total non-current liabilities	1,985,098	740,053
Total liabilities	2,690,900	1,251,974

	2024	2023
STOCKHOLDER EQUITY
Common stock, par value $0.01 per share; shares authorized 250,000; shares issued 137,945 and 137,387; shares outstanding 50,198 and 49,814	$1,380	$1,374
Additional paid-in capital	1,791,863	832,475
Retained earnings	896,122	855,084
Treasury stock, 87,747 and 87,573 shares	(910,601)	(899,093)
Accumulated other comprehensive income	1,219	1,778
Total stockholders’ equity	1,779,983	791,618
Total liabilities and stockholders’ equity	$4,470,883	$2,043,592
See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(In thousands, except per share data)

	2024	2023	2022
Revenue	$1,813,472	$1,591,194	$1,411,979
Operating expenses	1,631,003	1,367,990	1,188,612
Gross margin	182,469	223,204	223,367
Corporate general and administrative expenses	108,753	57,965	55,023
Operating income	73,716	165,239	168,344
Other income (expense):
Interest expense	(34,379)	(20,131)	(8,039)
Gain on sale of operations, net	4,932	176	413
Other income (expense), net	13,538	21,019	(19,243)
Total other income (expense), net	(15,909)	1,064	(26,869)
Income before income tax expense	57,807	166,303	141,475
Income tax expense	16,769	45,335	36,121
Net income	41,038	120,968	105,354
Earnings per share:
Basic	$0.78	$2.42	$2.05
Diluted	$0.78	$2.39	$2.01
Basic weighted average common shares outstanding	52,375	49,989	51,502
Diluted weighted average common shares outstanding	52,661	50,557	52,388
Comprehensive income:
Net income	$41,038	$120,968	$105,354
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities, net of income tax expense (benefit) of $182, $403 and $(520)	457	1,013	(1,391)
Net unrealized (loss) gain on interest rate swaps, net of income tax (benefit) expense of $(287), $(952) and $1,965	(989)	(2,821)	5,986
Foreign currency translation	(27)	(18)	(24)
Total other comprehensive (loss) income	(559)	(1,826)	4,571
Total comprehensive income	$40,479	$119,142	$109,925
See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(In thousands)

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Totals
December 31, 2021	135,187	83,149	$1,352	$770,117	$628,762	$(694,716)	$(967)	$704,548
Net income	—	—	—	—	105,354	—	—	105,354
Other comprehensive income	—	—	—	—	—	—	4,571	4,571
Share repurchases	—	2,778	—	—	—	(122,773)	—	(122,773)
Indirect repurchase of shares for minimum tax withholding	—	188	—	—	—	(7,289)	—	(7,289)
Restricted stock units and awards	120	—	1	(1)	—	—	—	—
Performance share units	211	—	2	(2)	—	—	—	—
Stock options exercised	670	—	7	10,028	—	—	—	10,035
Share-based compensation	—	—	—	14,689	—	—	—	14,689
Business acquisitions	107	—	1	4,316	—	—	—	4,317
December 31, 2022	136,295	86,115	1,363	799,147	734,116	(824,778)	3,604	713,452
Net income	—	—	—	—	120,968	—	—	120,968
Other comprehensive loss	—	—	—	—	—	—	(1,826)	(1,826)
Share repurchases	—	1,285	—	—	—	(65,142)	—	(65,142)
Indirect repurchase of shares for minimum tax withholding	—	173	—	—	—	(8,448)	—	(8,448)
Restricted stock units and awards	153	—	2	(2)	—	—	—	—
Performance share units	244	—	2	(2)	—	—	—	—
Stock options exercised	453	—	5	8,759	—	—	—	8,764
Share-based compensation	—	—	—	12,286	—	—	—	12,286
Business acquisitions	242	—	2	11,733	—	—	—	11,735
Excise tax on share repurchases	—	—	—	554	—	(725)	—	(171)
December 31, 2023	137,387	87,573	1,374	832,475	855,084	(899,093)	1,778	791,618
Net income	—	—	—	—	41,038	—	—	41,038
Other comprehensive loss	—	—	—	—	—	—	(559)	(559)
Indirect repurchase of shares for minimum tax withholding	—	174	—	—	—	(11,508)	—	(11,508)
Restricted stock units and awards	126	—	1	(1)	—	—	—	—
Performance share units	273		3	(3)				—
Share-based compensation	—	—	—	13,836	—	—	—	13,836
Business acquisitions	159	—	2	945,556	—	—	—	945,558
December 31, 2024	137,945	87,747	$1,380	$1,791,863	$896,122	$(910,601)	$1,219	$1,779,983
See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(In thousands)

	2024	2023	2022
Cash flows from operating activities:
Net income	$41,038	$120,968	$105,354
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of operations, net of tax	(4,932)	(176)	(413)
Depreciation and amortization expense	48,060	36,269	32,895
Bad debt expense, net of recoveries	3,792	1,551	1,173
Adjustment to contingent earnout liability, net	6,993	2,743	2,435
Deferred income taxes	(8,621)	11,273	13,877
Stock-based compensation expense	13,836	12,286	14,689
Other, net	130	(2,365)	(1,835)
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	48,218	(36,093)	(61,106)
Other assets	2,809	(6,626)	(11,855)
Accounts payable	(18,846)	2,210	14,363
Income taxes payable	(7,544)	(5,918)	(5,578)
Accrued personnel costs	(5,830)	2,711	24,009
Other liabilities	4,589	14,674	(1,876)
Net cash provided by operating activities	123,692	153,507	126,132
Cash flows from investing activities:
Business acquisitions and purchases of client lists, net of cash acquired	(1,087,521)	(53,110)	(79,141)
Purchases of client fund investments	(23,210)	(14,122)	(19,771)
Proceeds from the sales and maturities of client fund investments	21,923	18,465	12,400
Proceeds from sales of assets and divested operations	7,131	3,059	3,022
Additions to property and equipment	(12,914)	(23,052)	(8,641)
Other, net	(34,692)	(10,633)	(6,987)
Net cash used in investing activities	(1,129,283)	(79,393)	(99,118)
Cash flows from financing activities:
Proceeds from Term Loan	1,400,000	—	—
Proceeds from Revolver	1,087,900	1,224,000	824,900
Payments on Revolver	(1,379,400)	(1,177,300)	(714,500)
Deferred financing costs	(20,654)	—	(2,072)
Payment for acquisition of treasury stock	—	(65,378)	(122,538)
Indirect repurchase of shares for minimum tax withholding	(11,508)	(8,448)	(7,289)
Changes in client funds obligations	16,035	(13,574)	15,352
Payment of contingent consideration of acquisitions and client lists	(56,760)	(45,175)	(21,231)
Proceeds from exercise of stock options	—	8,764	10,035
Net cash provided by (used in) financing activities	1,035,613	(77,111)	(17,343)
Net increase (decrease) in cash, cash equivalents and restricted cash	30,022	(2,997)	9,671
Cash, cash equivalents and restricted cash at beginning of year	157,148	160,145	150,474
Cash, cash equivalents and restricted cash at end of year	$187,170	$157,148	$160,145

Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$13,826	$8,090	$4,697
Restricted cash	38,661	30,362	28,487
Cash equivalents included in funds held for clients	134,683	118,696	126,961
Cash, cash equivalents and restricted cash at end of year	$187,170	$157,148	$160,145

Supplemental disclosures of cash flow information:
Cash paid for interest	$25,686	$19,127	$7,421
Cash paid for income taxes, net of income tax refunds	$37,537	$39,976	$27,815
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
FASB - The Financial Accounting Standards Board.
GAAP - United States Generally Accepted Accounting Principles.
LIBOR - London Interbank Offered Rate.
SOFR - The Secured Overnight Financing Rate.
ROU - Right of Use.
SEC - United States Securities & Exchange Commission.
Marcum Acquisition - the Transaction
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
In July 2024, CBIZ announced the acquisition of Marcum LLP, representing the largest transaction in the Company’s history. That acquisition closed on November 1, 2024, augmenting the Company’s services across the three practice groups. Refer to Note 2. Business Combination for further discussion of the Marcum Acquisition (the "Transaction").
Effective April 1, 2023, CBIZ, Inc. formed Rockside Insurance Company, Inc. ("Rockside"), a captive insurance company licensed in Vermont. Rockside, wholly owned by CBIZ, Inc., provides insurance coverages for a portion of the retention deductibles from CBIZ, Inc.'s certain insurance programs with third party insurers.
Basis of Presentation - The accompanying consolidated financial statements reflect the operations of CBIZ, Inc. and all of its wholly-owned subsidiaries (“CBIZ,” the “Company,” “we,” “us” or “our”), after elimination of all intercompany accounts and transactions. We have prepared the accompanying consolidated financial statements in accordance with United States Generally Accepted Accounting Principles ("GAAP") and pursuant to the rules and regulations of the United States Securities & Exchange Commission ("SEC").
We have determined that our relationship with certain CPA firms with whom we maintain ASAs qualify as variable interest entities ("VIEs"), and we are the primary beneficiary of such VIE. The accompanying consolidated financial statements do not reflect the results of operations or the financial position of the VIEs as the impact is not material to our consolidated financial condition, results of operations or cash flows.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Fees earned by us under the ASAs are recorded at net realizable value as a component of “Revenue” in the accompanying Consolidated Statements of Comprehensive Income and were approximately $306.5 million, $259.6 million and $235.4 million for the years ended December 31, 2024, 2023 and 2022, respectively, the majority of which was related to services rendered to privately-held clients. As of December 31, 2024, we have $22.2 million in notes receivable from CBIZ CPAs.
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
Revenue Recognition - We account for revenue in accordance with Topic 606, Revenue from Contracts with Customers. We recognize revenue based on the five-step model; (i) identify the contract with the customer; (ii) identify the performance obligation in the contract; (iii) determine the contract price; (iv) allocate the transaction price; and (v) recognize revenue as each performance obligation is satisfied. If we determine that a contract with enforceable rights and obligations does not exist, revenues are deferred until all criteria for an enforceable contract are met. For further information on our various streams of revenue, refer to Note 3, Revenue, to the accompanying consolidated financial statements.
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
Share-Based Compensation - The measurement of all share-based compensation arrangements is based on their respective grant date fair value. The grant date fair value of restricted stock awards and restricted stock units is based on the closing price of the underlying stock on the date of issuance. The grant date fair value of the performance share units is based on the closing price of the underlying stock on the date of issuance and recorded based on achievement of target performance metrics. The expense related to restricted stock awards and restricted stock units is recognized over the requisite service period which is generally three to four years. The expense related to performance share units is recorded over the performance period based on the fair value on the grant date and adjusted each reporting period for the achievement of the performance metrics, based on our best estimate using available information.
Share-based compensation expense is recorded in the accompanying Consolidated Statements of Comprehensive Income as “Operating expenses” or “Corporate general and administrative expenses,” depending on where the respective individual’s compensation is recorded. For additional discussion regarding share-based awards, refer to Note 15, Employee Stock Plans, to the accompanying consolidated financial statements.
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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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
Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable, less allowances for doubtful accounts, reflects the net realizable value of receivables and approximates fair value. Unbilled revenues are recorded at estimated net realizable value. Assessing the collectability of receivables (billed and unbilled) requires management judgment based on a combination of factors. When evaluating the adequacy of the allowance for doubtful accounts and the overall probability of collecting on receivables, we analyze historical experience, client credit-worthiness, the age of the trade receivable balances, current economic conditions that may affect a client’s ability to pay and current and projected economic trends and conditions at the balance sheet date. At December 31, 2024 and 2023, the allowance for doubtful accounts was $31.7 million and $25.6 million, respectively, in the accompanying Consolidated Balance Sheets.
Funds Held for Clients and Client Fund Obligations - Services provided by our payroll operations include the preparation of payroll checks, federal, state, and local payroll tax returns, and flexible spending account administration. In relation to these services, as well as other similar service offerings, we collect funds from our clients’ accounts in advance of paying client obligations. These funds, collected before they are due, are segregated and invested in accordance with our investment policy, which requires all investments carry an investment grade rating at the time of initial investment. These investments, primarily consisting of corporate and municipal bonds and U.S. treasury bills, are classified as available-for-sale and are included in the “Funds held for clients” line item on the accompanying Consolidated Balance Sheets. The underlying obligation is recorded as “Client fund obligations” on the Consolidated Balance Sheets. The balances in these accounts fluctuate with the timing of cash receipts and the related cash payments and may vary significantly during the year based on the timing of client’s payroll periods. Other than certain federal and state regulations pertaining to flexible spending account administration, there are no regulatory or other contractual restrictions placed on these funds. Refer to Note 7, Financial Instruments, to the accompanying consolidated financial statements for further discussion of investments related to funds held for clients.
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
Goodwill and Other Intangible Assets - Goodwill represents the excess of the purchase price of the acquired businesses over the related fair value of the net assets acquired. At December 31, 2024, the carrying value of goodwill totaled $2.3 billion, compared to total assets of $4.5 billion and total stockholders’ equity of $1.8 billion. Intangible assets consist of identifiable intangibles other than goodwill. Identifiable intangible assets other than goodwill include client lists and non-compete agreements which require significant judgments in determining the fair value. We carry client lists and non-compete agreements at cost, less accumulated amortization, in the accompanying Consolidated Balance Sheets.
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
The goodwill impairment test is performed at a reporting unit level. A reporting unit is an operating segment of a business or one level below an operating segment. At December 31, 2024, we had six reporting units carrying goodwill balances, of which one is a new reporting unit resulting from the Transaction. The new reporting unit was added to align the internal reporting structure with services provided by the three practice groups. As of December 31, 2024, the amount of goodwill assigned to this reporting unit is subject to change upon the finalization of the purchase price allocation. Refer to Note. 2 Business Combinations for detailed discussion of the Transaction.
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
After considering changes to assumptions used in our most recent quantitative testing for each reporting unit, including the capital market environment, economic and market conditions, industry competition and trends, our weighted average cost of capital, changes in management and key personnel, the price of our common stock, changes in our results of operations, the magnitude of the excess of fair value over the carrying amount of each reporting unit as determined in our most recent quantitative testing, and other factors, we concluded that it was more likely than not that the fair values of each of our reporting units exceeded their respective carrying values and, therefore, did not perform a quantitative impairment analysis. For further information regarding our goodwill balances, refer to Note 6, Goodwill and Other Intangible Assets, net, to the accompanying consolidated financial statements.
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
Contingent Purchase Price Liabilities - Contingent purchase price liabilities consisting of cash payments and common stock issuances resulting from our business acquisitions are recorded at fair value at the time of acquisition as “Contingent purchase price liability - current” and “Contingent purchase price liability - non-current” in the accompanying Consolidated Balance Sheets. We estimate the fair value of our contingent purchase price liabilities using a probability-weighted discounted cash flow model. We probability weight risk-adjusted estimates of future performance of acquired businesses, then calculate the contingent purchase price based on the estimates and discount them to present value representing management’s best estimate of fair value. The fair value of the contingent purchase price liabilities, which is considered a Level 3 unobservable input, is reassessed on a quarterly basis based on assumptions provided by practice group leaders and business unit controllers together with our corporate finance department. Any change in the fair value estimate, including the revaluation of common stock, is recorded in the earnings of that period. For the years ended December 31, 2024, 2023 and 2022, we recorded other expense of $7.0 million, $2.7 million and $2.4 million, respectively, related to net changes in the fair value of contingent consideration.
Refer to Note 8, Fair Value Measurements, and Note 2, Business Combinations, for further discussion of our contingent purchase price liabilities and acquisitions.
Interest Rate Derivative Instruments - We maintain interest rate swaps that are designated as cash flow hedges to manage the market risk from changes in interest rates on our floating-rate debt under our $2.0 billion unsecured credit facility, by and among CBIZ Operations, Inc., CBIZ, Inc. and Bank of America, N.A., as administrative agent and bank, and other participating banks. The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determine how we reflect the change in fair value of the derivative instrument. A derivative qualifies for hedge accounting treatment if, at inception, it meets defined correlation and effectiveness criteria. These criteria require that the anticipated cash flows and/or changes in fair value of the hedging instrument substantially offset those of the position being hedged.
We utilize derivative instruments to manage interest rate risk associated with our floating-rate debt under the credit facility. Interest rate swap contracts mitigate the risk associated with the underlying hedged item. If the contract is designated as a cash flow hedge, the mark-to-market gains or losses on the swap are deferred and included as a component of accumulated other comprehensive income, net of tax, to the extent effective, and reclassified to interest expense in the same period during which the hedged transaction affects earnings. For further discussion regarding derivative financial instruments, refer to Note 7, Financial Instruments, to the accompanying consolidated financial statements.
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
Accounting Standards Adopted in 2024
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosure about significant segment expenses. We adopted ASU No. 2023-07 for the annual reporting period ending December 31, 2024, and disclosure of the significant segment expenses can be found in Note 19, Segment Disclosure, for the years ended December 31, 2024, 2023 and 2022.
Accounting Standards Issued But Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about an entity's effective tax rate reconciliation as well as information on income tax paid. The guidance in this ASU is effective for public companies with annual periods beginning after December 15, 2024. We plan to adopt the guidance for the fiscal year ending December 31, 2025. We are currently evaluating the effect adoption of this ASU will have on our consolidated financial statements
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. The guidance in this ASU is effective for public companies with annual periods beginning after December 15, 2026, and interim periods within the annual period beginning after December 15, 2027. We plan to adopt the guidance for the fiscal year ending December 31, 2027. We are currently evaluating the effect of adopting this ASU will have on our consolidated financial statements.
NOTE 2. BUSINESS COMBINATIONS
Acquisition of Marcum LLP
On November 1, 2024, the Company completed the acquisition of Marcum LLP (“Marcum”), an accounting and advisory services firm headquartered in New York City with offices in major markets throughout the United States, to expand the breadth and depth of the Company’s professional services portfolio in the U.S. Pursuant to the Agreement and Plan of Merger dated July 30, 2024 (the “Merger Agreement”), a wholly owned subsidiary of the Company (“Merger Sub”) merged with and into Marcum Advisory Group, a wholly owned subsidiary of Marcum ("MAG"), to which Marcum contributed substantially all of its non-attest business assets and liabilities, (the “Merger”), resulting in MAG surviving the Merger and becoming a wholly owned subsidiary of the Company. In a separate transaction, CBIZ CPAs P.C., with which the Company has an existing ASA, purchased from Marcum substantially all of Marcum’s attest business assets, subject to certain exclusions (the "Attest Purchase"). As noted in Note 1, Basis of Presentation and Significant Accounting Policies, the Company does not consolidate certain CPA firms with whom we maintain ASAs, including CBIZ CPAs P.C., therefore, the Merger solely is referred to herein as the “Transaction”.
During the period from the acquisition date of Transaction through December 31, 2024, the Company's consolidated results of operations included $108.9 million of revenues and $57.1 million of operating losses, including $8.9 million of intangible assets amortization associated with the results of operations of Marcum.
Summary of Consideration Transferred
At closing, the purchase price for the purpose of the Merger consisted of an aggregate of $1,063.0 million of net cash consideration and $934.7 million of the Company’s common stock, which represents a fair value of 13.6 million shares issued as stock consideration.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Fair Value of Purchase Consideration
Cash consideration(1)	$1,063,037
Share consideration(2)	934,744
Total	$1,997,781
(1)Reflects the amount of cash consideration, which is equal to the Cash Payment Amount of $1,142.4 million as defined in the Merger Agreement, adjusted for the assumed indebtedness as outlined in the Merger Agreement, consisting of contingent consideration expected to be paid within 18 months of close, earned bonuses for Marcum employees, certain specific deferred revenue balances, and adjustments for certain lease liabilities, plus Marcum's finance lease obligations settled by the Company at close.
(2)Reflects the fair value of 13.6 million shares to be issued as Transaction consideration. As defined in the Merger Agreement, the total number of shares to be issued was calculated on November 1, 2024, using the Base Purchase Price of $2,247.7 million less the Cash Payment Amount, assumed liabilities expected to be paid subsequent to 18-months after the closing date, and an adjustment for net working capital and deposit balances divided by $76.84, to arrive at 14.3 million shares. The total number of shares is fixed on November 1, 2024, the closing date of the Transaction. Of the 14.3 million shares, approximately 0.7 million shares represent the share-based compensation awards which are subject to continued service requirements and therefore are not included in Transaction consideration. The remaining 13.6 million shares constitute the share consideration and are included in Transaction consideration, of which approximately 3.1 million shares were delivered on January 2, 2025 and 0.3 million shares were delivered on February 3, 2025. The remaining 10.2 million shares will be delivered in 34 monthly installments starting on March 3, 2025. The estimated fair value of this deferred share consideration was estimated using a Monte Carlo simulation (“MC Simulation”). In the MC Simulation, the stock price is assumed to follow a Geometric Brownian Motion, using the following key assumptions: term of 3.1 years consistent with the issuance schedule outlined in the Merger Agreement, risk-free rate, stock price as of October 31, 2024, and volatility of 35% based on the weekly historic volatility observed in the Company and guideline companies.

The Company fully financed the Cash consideration for the Transaction by borrowing under its 2024 Credit Facilities, as described in Note 10, Debt and Financing Arrangements.

The Company has applied the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”) and recognized assets acquired and liabilities assumed at their fair value as of the date of acquisition, with the excess purchase consideration recorded to goodwill. As the Company finalizes the estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period (a period not to exceed 12 months from the acquisition date).

The following table summarizes the preliminary acquisition date fair value of net tangible and intangible assets acquired, net of liabilities assumed from Marcum, with the excess recorded as goodwill (in thousands):

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

On November 1, 2024
Fair Value
Total consideration transferred	$1,997,781
Asset acquired:
Account receivable	170,139
Unbilled revenue	23,247
Other current assets	25,914
Property and equipment	31,292
Other intangible assets	490,000
Right-of- use asset	164,970
Deferred income taxes, net	3,427
Total identifiable asset acquired	908,989
Liabilities assumed:
Account payable	25,370
Accrued personnel costs	44,650
Other current liabilities	27,267
Contingent purchase price assumed (current and non-current)	24,232
Lease liabilities (current and non-current)	172,792
Other non-current liabilities	61,967
Total liabilities assumed	356,278
Net asset acquired	552,711
Goodwill	$1,445,070

The preliminary purchase price allocation is subject to further refinement and may require adjustments to arrive at the final purchase price allocation. The above fair values of assets acquired and liabilities assumed are preliminary and are based on the information that was available as of the reporting date. The final determination of the fair value of certain assets and liabilities will be completed as soon as the necessary information, such as final working capital adjustments, becomes available but no later than one year from the acquisition date.
Goodwill
Goodwill is calculated as the difference between the aggregated purchase price and the fair value of the net assets acquired. Goodwill represents the value of expected future earnings and cash flows, as well as the synergies created by the integration of the new businesses within our organization, including cross-selling opportunities expected with our Financial Services practice group and the Benefits and Insurance Services practice group, to help strengthen our existing service offerings and expand our market position, the enhanced expertise and experiences from the assembled workforce acquired, as well as operating efficiencies and cost savings. As of November 1, 2024, the amount of goodwill deductible for income tax purposes was approximately $379.5 million. The amount of goodwill deductible for tax purposes is expected to fluctuate as the share considerations are delivered to the sellers.
As of November 1, 2024, we recognized $1,445.1 million goodwill of which $1,433.5 million was allocated to the Financial Services practice group and $11.6 million was allocated to the Benefit and Insurance Services practice group on a provisional basis.
Identifiable Intangible Assets Acquired
The following table summarizes key information underlying identifiable intangible assets related to the Transaction (in thousands):

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Weighted Average Useful Life (in years)	Fair Value
Client lists	10.0	$474,000
Non-competition agreements	3.0	16,000
Unfavorable leaseholds, net	7.9	(7,822)
Total		$482,178
The preliminary estimate of the fair value of the identifiable intangible assets was determined using the methods described below. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement of the fair value hierarchy as defined in ASC 820, Fair Value Measurements (“ASC 820”). Intangible assets consist of acquired customer relationships and non-competition agreements.

◦Client list intangible assets were valued using the excess earnings method. The excess earning method of valuation is an approach where the net earnings attributable to the asset being measured are isolated from other “contributory assets” over the intangible asset’s remaining economic life.

◦Non-competition agreements intangible assets were valued using the discounted earnings method, specifically the with and without method. The with and without method of valuation is an approach that considers the hypothetical impact to the projected cash flows of the business if the intangible asset was not in place.

◦Unfavorable leaseholds, net are valued using the discounted cash flow approach. The discounted cash flow approach method of valuation is an approach that compares the future contract rents of acquired leases with the projected market rents. If the lease terms are favorable compared to the market, the Company records an asset. If the lease terms are unfavorable as compared to the market, the Company records a liability.

Deferred Income Taxes
The preliminary purchase allocation includes net deferred tax assets of $3.4 million, primarily related to the deferred taxes established on the right-of-use asset and lease liabilities associated with the operating leases, deferred revenue liabilities, and deferred performance obligations.

Pro Forma Financial Information

The following table summarizes, on an unaudited pro forma basis, the condensed combined results of operations of the Company for the year ended December 31, 2024 and 2023, assuming the Transaction had occurred on January 1, 2023 (in thousands).

	For the year ended December 31,
	2024	2023
Net Sales	$2,790,091	$2,698,828
Net Income	$111,015	$88,371

The foregoing unaudited pro forma amounts have been presented for informational purposes only and are not necessarily indicative of what CBIZ’s results of operations actually would have been had the Transaction been completed on January 1, 2023. In addition, the unaudited pro forma income statements do not intend to project the future operating results of the Company. The unaudited pro-forma information for all periods presented includes the following adjustments, where applicable, for business combination accounting effects resulting from the Transaction:

i.additional amortization expense related to intangible assets acquired and net unfavorable leases,
ii.additional salary and bonus for Marcum’s partners which have been recognized in equity historically
iii.incremental interest expense as a result of Transaction financing and pay down of historical debt of Marcum and the Company

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
iv.adjustment to conform Marcum's process of estimating unbilled revenue at net realizable value to the accounting policy utilized by the Company,
v.incremental expense for the performance bonuses and the tail insurance policy as a result of the Transaction,
vi.the related tax effects assuming that the Transaction occurred on January 1, 2023.

Additionally, the pro forma adjustments also include acquisition related transaction costs of $28.7 million incurred by the Company. These expenses are included in Corporate general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income for the year ended December 31, 2024 and are reflected in pro forma earnings for the year ended December 31, 2023 in the table above.

The majority of the operating results of Marcum are reported in the Financial Services Practice group and the remainder of the operating results are reported in the Benefit and Insurance Services practice group.
Other Acquisitions
During the years ended December 31, 2024 and 2023, in addition to the Transaction discussed above, we also completed the following immaterial acquisitions:
•Effective February 1, 2024, we acquired all of the assets of Erickson, Brown & Kloster LLC ("EBK"). EBK, based in Colorado Springs, Colorado, is a provider of a full range of accounting, tax, and financial advisory services to clients in a wide array of industries. Operating results for EBK are reported in the Financial Services practice group.
•Effective March 1, 2024, we acquired all the assets of CompuData, Inc ("CompuData"). CompuData, based in Philadelphia, Pennsylvania, is a provider of technology services and solutions, such as Cloud Hosting, ERP Solutions, IT Security and Managed IT Services. Operating results for CompuData are reported in the Financial Services practice group.
•Effective June 1, 2024, we acquired all of the assets of Educational & Institutional Insurance Administrators, Inc ("EIIA"). EIIA, based in Chicago, Illinois, is a provider of private higher education specific insurance and risk management programs and services. Operating results for EIIA are reported in the Benefits and Insurance practice group.
•Effective October 1, 2024, we acquired all of the assets of Hoover Financial Advisors, Inc ("Hoover"). Hoover, based in Indianapolis, Indiana, is a provider of financial planning advice for individuals, families, and small businesses. Operating results of Hoover are reported in the Benefits and Insurance Services practice group.
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

Total purchase price consideration for the acquisitions of EBK, CompuData, EIIA, and Hoover (together, the “Other 2024 Acquisitions”) was $42.2 million, of which $24.0 million was paid in cash, $2.4 million in our Common Stock, and $15.8 million in contingent purchase considerations. The Other 2024 Acquisitions added approximately $28.7 million incremental revenue in 2024.

Total purchase price consideration for the acquisitions of Danenhauer and Danenhauer, Somerset, PPS, Ickovic and Co., and APA (together, the "2023 Acquisitions") was $90.0 million, of which $53.0 million was paid in cash, $4.8 million in our Common Stock, and $32.1 million in contingent purchase considerations. The 2023 Acquisitions added approximately $64.9 million in incremental revenue in 2023.

Pro forma results of operations for both the Other 2024 Acquisitions and the 2023 Acquisitions are not provided due to limitations in retrospective application of estimates to historical financial information as well as the immateriality of such information as compared to our total revenue and net income for year ended December 31, 2024 and 2023, respectively.
The following table summarizes the aggregated goodwill and intangible asset amounts resulting from the Other 2024 Acquisitions and the 2023 Acquisitions for the twelve months ended December 31, 2024 and 2023, respectively (in thousands):

	Twelve Months Ended December 31,
	2024		2023
	Financial Services	Benefits & Insurance	Financial Services	Benefits & Insurance
Goodwill	$25,237	$2,345	$41,322	$3,932
Client list	10,514	2,644	33,196	2,053
Other intangibles	—	—	18	—
Total	$35,751	$4,989	$74,536	$5,985
Goodwill from the Other 2024 Acquisitions and 2023 Acquisitions is calculated as the difference between the aggregated purchase price and the fair value of the net assets acquired. Goodwill represents the value of expected future earnings and cash flows, as well as the synergies created by the integration of the new businesses within our organization, including cross-selling opportunities expected with our Financial Services practice group and the Benefits and Insurance Services practice group, to help strengthen our existing service offerings and expand our market position, the enhanced expertise and experiences from the assembled workforce acquired, as well as operating efficiencies and cost savings. Client lists generally have an expected life of 10 years, and other intangibles, primarily non-compete agreements, have an expected life of 3 years. Client lists and non-compete agreements are valued using a discounted cash flow technique based on management estimates of future cash flows from such assets.
Other Disclosures
The following table summarizes the changes in contingent purchase price consideration for previous acquisitions and contingent payments made for previous business acquisitions during the year ended December 31, 2024 and 2023, respectively (in thousands):

	2024	2023
Net expense	6,994	2,743
Cash settlement paid	56,594	45,010
Shares issued (number)	126	140

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 3. REVENUE
The following tables disaggregate our revenue by source (in thousands):

	For the Year Ended December 31, 2024
	Financial Services	Benefits and Insurance Services	National Practices	Consolidated
Accounting, tax, advisory and consulting	$1,362,539	$—	$—	$1,362,539
Core Benefits and Insurance Services	—	383,550	—	383,550
Non-core Benefits and Insurance Services	—	17,498	—	17,498
Managed networking, hardware services	—	—	41,526	41,526
National Practices consulting	—	—	8,359	8,359
Total revenue	$1,362,539	$401,048	$49,885	$1,813,472

	For the Year Ended December 31, 2023
	Financial Services	Benefits and Insurance Services	National Practices	Consolidated
Accounting, tax, advisory and consulting	$1,160,686	$—	$—	$1,160,686
Core Benefits and Insurance Services	—	365,848	—	365,848
Non-core Benefits and Insurance Services	—	16,757	—	16,757
Managed networking, hardware services	—	—	36,984	36,984
National Practices consulting	—	—	10,919	10,919
Total revenue	$1,160,686	$382,605	$47,903	$1,591,194

	For the Year Ended December 31, 2022
	Financial Services	Benefits and Insurance Services	National Practices	Consolidated
Accounting, tax, advisory and consulting	$1,010,068	$—	$—	$1,010,068
Core Benefits and Insurance Services	—	342,063	—	342,063
Non-core Benefits and Insurance Services	—	15,944	—	15,944
Managed networking, hardware services	—	—	33,503	33,503
National Practices consulting	—	—	10,401	10,401
Total revenue	$1,010,068	$358,007	$43,904	$1,411,979
Financial Services
Revenue primarily consists of professional service fees derived from traditional accounting services, tax return preparation, administrative services, financial and risk advisory, consulting, valuation, and IT services. Clients are billed for these services based upon a fixed-fee, an hourly rate, or an outcome-based fee. Time related to the performance of all services is maintained in a time and billing system.
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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 4. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net balances at December 31, 2024 and 2023 were as follows (in thousands):

	2024	2023
Trade accounts receivable	$416,211	$309,640
Unbilled revenue, at net realizable value	150,362	96,110
Total accounts receivable	566,573	405,750
Allowance for doubtful accounts	(31,715)	(25,598)
Accounts receivable, net	$534,858	$380,152
Changes in the allowance for doubtful accounts on accounts receivable are as follows (in thousands):

	2024	2023	2022
Balance at beginning of period	$(25,598)	$(20,801)	$(16,158)
Provision	(19,979)	(13,681)	(13,545)
Charge-offs, net of recoveries	13,862	8,884	8,902
Balance at end of period	$(31,715)	$(25,598)	$(20,801)
NOTE 5. PROPERTY AND EQUIPMENT, NET
Property and equipment, net at December 31, 2024 and 2023 consisted of the following (in thousands):

	2024	2023
Buildings and leasehold improvements	$81,753	$58,537
Furniture and fixtures	44,192	36,039
Capitalized software	32,906	34,635
Equipment	45,365	39,398
Total property and equipment	204,216	168,609
Accumulated depreciation	(116,053)	(111,597)
Property and equipment, net	$88,163	$57,012
Depreciation expense for property and equipment was $15.3 million, $12.5 million and $11.2 million in 2024, 2023 and 2022, respectively.
NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
A summary of changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2024 and 2023 were as follows (in thousands):

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Financial Services	Benefits and Insurance Services	National Practices	Total Goodwill
Gross	$549,906	$320,125	$33,873	$903,904
Accumulated impairment	(44,047)	(7,733)	(32,207)	(83,987)
Net at December 31, 2022	$505,859	$312,392	$1,666	$819,917
Additions	41,322	3,932	—	45,254
Divestitures and other adjustments	9	—	—	9
Gross	591,237	324,057	33,873	949,167
Accumulated impairment	(44,047)	(7,733)	(32,207)	(83,987)
Net at December 31, 2023	$547,190	$316,324	$1,666	$865,180
Additions	1,458,747	13,905	—	1,472,652
Divestitures and other adjustments	(6,371)	—	—	(6,371)
Gross	2,043,613	337,962	33,873	2,415,448
Accumulated impairment	(44,047)	(7,733)	(32,207)	(83,987)
Net at December 31, 2024	$1,999,566	$330,229	$1,666	$2,331,461
We review goodwill at the reporting unit level at least annually, as of November 1, for impairment. We had six reporting units at November 1, 2024. No goodwill impairment was recognized as a result of the annual evaluation.
As a result of the Transaction, we recognized $1,445.1 million goodwill of which $1,433.5 million was allocated to the Financial Services practice group and $11.6 million was allocated to the Benefit and Insurance Services practice group on a provisional basis.
The components of goodwill and other intangible assets, net at December 31, 2024 and 2023 were as follows (in thousands):

	2024	2023
Goodwill	$2,331,461	$865,180
Intangibles :
Client lists	820,564	338,237
Other intangibles	32,481	11,481
Total intangibles	853,045	349,718
Total goodwill and other intangibles assets	3,184,506	1,214,898
Accumulated amortization:
Client lists	(227,943)	(196,412)
Other intangibles	(11,093)	(9,882)
Total accumulated amortization	(239,036)	(206,294)
Goodwill and other intangible assets, net	$2,945,470	$1,008,604
Amortization expense for client lists and other intangible assets was $32.7 million, $23.8 million and $21.7 million in 2024, 2023 and 2022, respectively. The weighted-average useful lives of total intangible assets, client lists and other intangible assets were 9.1 years, 9.2 years and 6.3 years, respectively, as of December 31, 2024. Other intangible assets are amortized over periods ranging from 3 to 15 years. Based on the amount of intangible assets subject to amortization at December 31, 2024, the estimated amortization expense is $75.1 million for 2025, $73.1 million for 2026, $71.1 million for 2027, $64.6 million for 2028, $64.0 million for 2029, and $266.1 million thereafter.
NOTE 7. FINANCIAL INSTRUMENTS
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
Available-For-Sale Debt Securities - Available-for-sale debt securities consist primarily of corporate and municipal bonds. The net par values of these securities total $41.3 million and $40.0 million at December 31, 2024 and 2023, respectively. The bonds have maturity dates or callable dates ranging from January 2025 through November 2027, and are included in “Funds held for clients — current” in the accompanying Consolidated Balance Sheets based on our intent and ability to sell these investments at any time under favorable conditions.
At December 31, 2024 and December 31, 2023, unrealized losses on the securities were not material and have not been recognized as a credit loss because the bonds are investment grade quality and management is not required or does not intend to sell prior to an expected recovery in value. The bond issuers continue to make timely principal and interest payments.
The following table summarizes our bond activity for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Fair value at January 1	$39,459	$43,485
Purchases	23,210	14,122
Redemptions	(500)	(3,310)
Maturities	(21,423)	(15,155)
Change in bond premium	(386)	(1,099)
Fair market value adjustment	639	1,416
Fair value at December 31	$40,999	$39,459
In addition to the available-for-sale securities discussed above, we also held other depository assets in the amount of $0.2 million and $1.0 million at December 31, 2024 and December 31, 2023, respectively. Those depository assets are classified as Level 1 in the fair value hierarchy.
Interest Rate Swaps - We utilize interest rate swaps to manage interest rate risk exposure associated with our floating-rate debt under the 2024 Credit Facilities, or the forecasted acquisition of such liability. To mitigate counterparty credit risk, we only enter into contracts with selected major financial institutions with investment grade ratings and continually assess their creditworthiness. There are no credit risk-related contingent features in our interest rate swaps nor do the swaps contain provisions under which we would be required to post collateral. We do not purchase or hold any derivative instruments for trading or speculative purposes.
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
We had no fair value hedging instruments at December 31, 2024 or 2023. Our interest rate swaps are designated as cash flow hedges. Accordingly, the interest rate swaps are recorded as either an asset or liability in the accompanying Consolidated Balance Sheets at fair value. The mark-to-market gains or losses on the swaps are deferred and included as a component of accumulated other comprehensive income (“AOCI”), net of tax, to the extent the hedge is determined to be effective, and reclassified to interest expense in the same period during which the hedged transaction affects earnings. The interest rate swaps are assessed for effectiveness and continued

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
qualification for hedge accounting on a quarterly basis. For the years ended December 31, 2024 and 2023, the interest rate swaps were deemed to be effective. CBIZ did not amend the interest rate swap agreements from under the 2024 Credit Facilities. The interest rate of the swaps are set to one-month term SOFR to align the swaps to term SOFR in the 2024 Credit Facilities.
As of December 31, 2024, we have five interest rate swaps outstanding. Under the terms of the interest rate swaps, we pay interest at a fixed rate of interest plus applicable margin as stated in the amended agreements, and receive interest that varies with the one-month term SOFR. The following table summarizes our outstanding interest rate swaps and their classification in the accompanying Consolidated Balance Sheets at December 31, 2024 and 2023 (in thousands). Refer to Note 8, Fair Value Measurements, for additional disclosures regarding fair value measurements.

	December 31, 2024
	Notional Amount	Fixed Rate	Expiration	Fair Value	Balance Sheet Location
Interest rate swap	$50,000	0.834%	4/14/2025	$495	Other current asset
Interest rate swap	$30,000	1.186%	12/14/2026	$1,604	Other non-current asset
Interest rate swap	$20,000	2.450%	8/14/2027	$776	Other non-current asset
Interest rate swap	$25,000	3.669%	4/14/2028	$243	Other non-current asset
Interest rate swap	$25,000	4.488%	10/14/2028	$(437)	Other non-current liability

	December 31, 2023
	Notional Amount	Fixed Rate	Expiration	Fair Value	Balance Sheet Location
Interest rate swap	$50,000	0.834%	4/14/2025	$2,282	Other current asset
Interest rate swap	$30,000	1.186%	12/14/2026	$2,125	Other non-current asset
Interest rate swap	$20,000	2.450%	8/14/2027	$784	Other non-current asset
Interest rate swap	$25,000	3.669%	4/14/2028	$(129)	Other non-current liability
Interest rate swap	$25,000	4.488%	10/14/2028	$(1,063)	Other non-current liability

During the next twelve months, the amount of the December 31, 2024, AOCI balance that will be reclassified to earnings is expected to be immaterial. The following table summarizes the effects of the interest rate swap on our accompanying Consolidated Statements of Comprehensive Income for the years ended December 31, 2024 and 2023 (in thousands):

	Gain recognized in AOCI, net of tax		Gain reclassified from AOCI into expense
	Twelve Months Ended December 31,		Twelve Months Ended December 31,		Location
	2024	2023	2024	2023
Interest rate swaps	$2,396	$393	$4,513	$4,285	Interest expense
NOTE 8. FAIR VALUE MEASUREMENTS
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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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
For the years ended December 31, 2024 and 2023, there were no transfers between the valuation hierarchy Levels 1, 2 and 3. The following table summarizes our assets and (liabilities) at December 31, 2024 and 2023 that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (in thousands):

	Level	December 31, 2024	December 31, 2023
Deferred compensation plan assets	1	167,170	143,499
Available-for-sale debt securities	1	40,999	39,459
Other depository assets	1	176	1,031
Deferred compensation plan liabilities	1	(167,170)	(143,499)
Interest rate swaps, net	2	2,681	3,999
Bank debt	2	(1,399,932)	(310,826)
Contingent purchase price liabilities	3	(96,967)	(114,946)
Contingent Purchase Price Liabilities - During the years ended December 31, 2024 and 2023, we recorded expense of $7.0 million and expense of $2.7 million, respectively, due to accretion, adjusting for expected results of acquired businesses and the revaluation of stock related to contingent payments. These changes are included in Other income (expense), net in the accompanying Consolidated Statements of Comprehensive Income. Refer to Note 2, Business Combinations, for further discussion of our acquisitions and contingent purchase price liabilities.
The following table summarizes the change in fair value of our contingent purchase price liabilities identified as Level 3 for the years ended December 31, 2024 and 2023 (pre-tax basis, in thousands):

Contingent Purchase Price Liabilities
Beginning balance — December 31, 2022	$(132,010)
Additions from business acquisitions	(32,142)
Settlement of contingent purchase price payable	51,949
Change in fair value of contingency	62
Change in net present value of contingency	(2,805)
Balance — December 31, 2023	$(114,946)
Additions from business acquisitions	(40,034)
Settlement of contingent purchase price payable	65,007
Change in fair value of contingency	(4,710)
Change in net present value of contingency	(2,284)
Balance — December 31, 2024	$(96,967)
NOTE 9. INCOME TAXES
For financial reporting purposes, income before income taxes includes the following components (in thousands):

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	2024	2023	2022
United States	$57,521	$165,869	$141,288
Foreign (Canada)	286	434	187
Total	$57,807	$166,303	$141,475
Income tax expense included in the accompanying Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022 was as follows (in thousands):

	2024	2023	2022
Current:
Federal	$23,362	$29,835	$20,910
Foreign	76	116	50
State and local	8,164	10,298	7,299
Total	31,602	40,249	28,259
Deferred:
Federal	(10,920)	3,978	5,667
State and local	(3,913)	1,108	2,195
Total	(14,833)	5,086	7,862
Total income tax expense	16,769	45,335	36,121
The provision for income taxes attributable to income operations differed from the amount obtained by applying the federal statutory income tax rate to income before income taxes, as follows (in thousands, except percentages):

	2024	2023	2022
Tax at U.S. federal statutory rates	$12,139	$34,924	$29,714
State taxes (net of federal benefit)	3,182	10,576	9,019
Reserves for uncertain tax positions	209	(241)	337
Share-based compensation	(3,907)	(5,820)	(6,832)
Meals and entertainment	1,193	1,168	337
Non-deductible officers' compensation	3,762	5,485	2,507
Other, net	191	(757)	1,039
Provision for income taxes	$16,769	$45,335	$36,121
Effective income tax rate	29.0%	27.3%	25.5%

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2024 and 2023, were as follows (in thousands):

	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$2,912	$1,515
Allowance for doubtful accounts	7,596	4,876
Employee benefits and compensation	45,122	38,137
Acquisition-related costs	9,110	—
Deferred revenue	4,446	—
Property and equipment	141	—
Lease liabilities	116,080	7,398
Other deferred tax assets	1,103	1,888
Total gross deferred tax assets	186,510	53,814
Less: valuation allowance	(2,941)	(2,721)
Total deferred tax assets, net	183,569	51,093
Deferred tax liabilities:
Goodwill and other intangibles	85,771	77,005
Right of Use assets	105,478	—
Property and equipment	—	836
Other deferred tax liabilities	3,200	2,539
Total gross deferred tax liabilities	194,449	80,380
Deferred income taxes, net	$(10,880)	$(29,287)
We have established valuation allowances for deferred tax assets related to certain employee benefits and compensation and state net operating loss (“NOL”) carryforwards at December 31, 2024 and December 31, 2023. The net increase in the valuation allowance of $0.2 million for the year ended December 31, 2024, related to changes in the valuation allowance for NOLs and certain employee benefits and compensation.
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
We file income tax returns in the United States, Canada, and most state jurisdictions. Beginning in 2024, we will file tax returns in the Philippines. In general, the examination of our material tax returns is complete for years ending prior to January 1, 2021. In the fourth quarter of 2024, the Internal Revenue Service selected our 2022 federal tax return for examination. As we are in the early stages of the examination, we have received no indications of material adjustments that will be assessed as a result of the examination.
With limited exceptions, our state and local income tax returns for years ending prior to January 1, 2020, and non-U.S. income tax returns for years ending prior to January 1, 2021, are no longer subject to tax authority examinations.
The availability of NOLs and state tax credits are reported as a component of deferred tax assets, net of applicable valuation allowances, in the accompanying Consolidated Balance Sheets. At December 31, 2024, we had state net operating loss carryforwards of $84.6 million and a state tax credit carryforward of $0.1 million. The state net operating loss carryforwards expire on various dates between 2026 and 2045 and the state tax credit carryforward expires in 2028.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	2024	2023	2022
Balance at January 1	$1,847	$2,111	$1,594
Additions for tax positions of the current year	197	178	175
Additions for positions of prior years	168	103	486
Lapse of statutes of limitation	(174)	(545)	(144)
Balance at December 31	$2,038	$1,847	$2,111
Included in the balance of unrecognized tax benefits at December 31, 2024 are $1.3 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. We believe it is reasonably possible that certain of these unrecognized tax benefits could change in the next twelve months. We expect reductions in the liability for unrecognized tax benefits of approximately $0.2 million within the next twelve months due to expiration of statutes of limitation. Given the number of years that are currently subject to examination, we are unable to estimate the range of potential adjustments to the remaining balance of unrecognized tax benefits at this time.
We recognize interest expense and penalties related to unrecognized tax benefits as a component of income tax expense. During 2024, we recorded an immaterial increase in accrued interest, and, as of December 31, 2024, we had recognized a liability for interest expense and penalties of $0.3 million and $0.2 million, respectively, relating to unrecognized tax benefits. During 2023, we recorded an immaterial increase in accrued interest, and, as of December 31, 2023, we had recognized a liability for interest expense and penalties of $0.3 million and $0.2 million, respectively, relating to unrecognized tax benefits.
NOTE 10. DEBT AND FINANCING ARRANGEMENTS
2024 Credit Facilities
On November 1, 2024, the Company and CBIZ Operations, Inc., a wholly owned subsidiary of the Company, as the borrower (“CBIZ Operations”), Bank of America, N.A., as administrative agent, and the other financial institutions party thereto entered into an amended and restated credit agreement (the “2024 Credit Facilities”) providing for $2.0 billion in senior secured credit facilities, consisting of a $1.4 billion term loan (the “Term Loan”) and $600.0 million revolving credit facility (the “Revolving Credit Facility”). The 2024 Credit Facilities amend and restate the 2022 credit facility entered into on May 4, 2022 (the "2022 Credit Facility"). The proceeds of the Term Loan were used to pay the cash consideration and make certain other payments in connection with the closing of the Transaction and to repay outstanding amounts under the 2022 Credit Facility.
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
The 2024 Credit Facilities contains certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens or other encumbrances, making certain payments, investments, or to sell or otherwise dispose of a substantial portion of assets, or to merge or consolidate with an unaffiliated entity. The 2024 Credit Facilities also limits our ability to make dividend payments. Historically, we have not paid cash dividends on

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
our common stock. Our Board of Directors has discretion over the payment and level of dividends on common stock, subject to the limitations of the 2024 Credit Facilities and applicable law. The 2024 Credit Facilities contain a provision that, in the event of a defined change in control, the 2024 Credit Facilities may be terminated.
In addition, the 2024 Credit Facilities include a financial covenant requiring that TNLR not exceed 5.00 to 1.00 initially, stepping down in increments to 3.75 to 1.00 during and after the seventh fiscal quarter after the closing (with a limited ability to temporarily increase in connection with material acquisitions commencing in the sixth fiscal quarter after the closing). The 2024 Credit Facilities also require a Minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 and affirmative and negative covenants that are in each case generally similar to those contained in the 2022 Credit Facility, but with increases to certain baskets and caps and certain other exceptions. As of December 31, 2024, we are in compliance with all covenants.
In connection with our 2024 Credit Facilities, we incurred $20.7 million of financing costs during the year ended December 31, 2024. The financing costs are deferred and reported as a reduction of debt on the accompanying Consolidated Balance Sheets, are included as a component of cash flow from financing activities on the accompanying Consolidated Statements of Cash Flows, and are being amortized as interest expense over the term of the 2024 Credit Facilities.

As of December 31, 2024, the borrowings outstanding under the 2024 Credit Facilities was $1.42 billion, consisting of $1.4 billion of the Term Loan and $20.9 million of borrowings under the Revolving Credit Facility. As of December 31, 2023 the outstanding debt balance was $312.4 million under the 2022 Credit Facility.

The blended interest rates under the 2024 Credit Facilities and 2022 Credit Facility, including the impact of interest rate swaps associated with those credit facilities, were as follows:

	2024	2023
Weighted average blended interest rate	6.00%	5.23%
Range of blended interest rates	1.93% - 6.84%	1.93% - 8.00%
We had approximately $556.0 million of available funds under the 2024 Credit Facilities at December 31, 2024, based on the terms of the commitment. Available funds under the 2024 Credit Facilities are based on a multiple of earnings before interest, taxes, depreciation and amortization as defined in the 2024 Credit Facilities, and are reduced by letters of credit, other indebtedness and outstanding borrowings under the 2024 Credit Facilities. Under the 2024 Credit Facilities, loans are charged an interest rate consisting of a base rate or term SOFR rate plus an applicable margin, letters of credit are charged based on the same applicable margin, and a commitment fee is charged on the unused portion of the 2024 Credit Facilities.
Other line of credit
We have an unsecured $20.0 million line of credit by and among CBIZ Benefits and Insurance, Inc., our wholly owned subsidiary, and the Huntington Bank. We utilize this line of credit to support our short-term funding requirements of payroll client fund obligations due to the investment of client funds, rather than liquidating client funds that have already been invested in available-for-sale securities. Refer to Note 7, Financial Instruments, for further discussion regarding these investments. The line of credit did not have a balance outstanding at December 31, 2024 and 2023. On August 1, 2024, we renewed the line of credit and it will now terminate on July 31, 2025. Borrowings under the line of credit bear interest at the prime rate.
Interest expense
Interest expense, including amortization of deferred financing costs, commitment fees, line of credit fees, and other applicable bank charges, was as follows (in thousands):

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	2024	2023	2022
Credit facilities	$34,376	$20,093	$8,033
Other line of credit	—	1	6
Other	3	37	—
	$34,379	$20,131	$8,039
NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME
The components of accumulated other comprehensive income at December 31, 2024 and 2023 were as follows (in thousands):

	2024	2023
Net unrealized loss of available-for-sale securities, net of income tax expense of $14 and income tax benefit of $168, respectively	$(48)	$(505)
Net unrealized gain on interest rate swap, net of income tax expense of $685 and $972, respectively	2,075	3,064
Foreign currency translation	(808)	(781)
Accumulated other comprehensive income	$1,219	$1,778
NOTE 12. COMMITMENTS AND CONTINGENCIES
Acquisitions - The purchase price that we normally pay for businesses and client lists consists of two components: an up-front non-contingent portion, and a portion which is contingent upon the acquired businesses or client lists’ future performance. The fair value of the contingent purchase price consideration is recorded at the date of acquisition and re-measured each reporting period until the liability is settled. Shares of our common stock that are issued in connection with acquisitions may be contractually restricted from sale for periods up to one year. Acquisitions are further disclosed in Note 2, Business Combinations.
Indemnifications - We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by us under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2024, we were not aware of any obligations arising under indemnification agreements that would require material payments, and therefore have not recorded a liability.
Employment Agreements - We maintain severance and employment agreements with certain of our executive officers, whereby such officers may be entitled to payment in the event of termination of their employment. We also have arrangements with certain non-executive employees which may include severance and other employment provisions. We accrue for amounts payable under these contracts and arrangements as triggering events occur and obligations become known. During the years ended December 31, 2024, 2023, and 2022, payments under such contracts and arrangements were not material.
Letters of Credit and Guarantees - We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $3.2 million and $3.5 million at December 31, 2024 and 2023, respectively. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.2 million and $2.3 million at December 31, 2024 and 2023, respectively.

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
NOTE 13. EMPLOYEE BENEFITS
Employee Savings Plan - We sponsor a qualified 401(k) defined contribution plan that covers substantially all of our employees. Participating employees may elect to contribute, on a tax-deferred basis, up to 80% of their pre-tax annual compensation (subject to a maximum permissible contribution under Section 401(k) of the Internal Revenue Code). Matching contributions by us are 50% of the first 6% of base compensation that the participant contributes, and additional amounts may be contributed at the discretion of the Board of Directors. Participants may elect to invest their contributions in various funds including: equity, fixed income, stable value, and balanced-lifecycle funds. Employer contributions (net of forfeitures) made to the plan during the years ended December 31, 2024, 2023, and 2022 were approximately $22.9 million, $18.5 million and $16.1 million, respectively.
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
We recorded income of $21.1 million related to those investments for the year ended December 31, 2024. For the year ended December 31, 2023, we recorded income of $19.5 million and a loss of $19.6 million for the year ended December 31, 2022, related to these investments. These investments are specifically designated as available to us solely for the purpose of paying benefits under the non-qualified deferred compensation plan. However, the investments in the rabbi trusts would be available to all unsecured general creditors in the event that we become insolvent.
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
The assets and liabilities related to the non-qualified deferred compensation plan at December 31, 2024 and 2023 were $167.2 million and $143.5 million, respectively.
NOTE 14. COMMON STOCK
Share Repurchase Program - Our Board of Directors approved various share repurchase programs that were effective during the years ended December 31, 2024 and 2023. Under these programs, shares may be purchased in the open market or in privately negotiated transactions according to SEC rules.
The Share Repurchase Program does not obligate us to acquire any specific number of shares and may be suspended at any time. Repurchased shares are held in treasury and may be reserved for future use in connection with acquisitions, employee share plans and other general purposes. Under the 2024 Credit Facilities, described in Note 10, Debt and Financing Arrangements, share repurchases are unlimited when total leverage is less than 3.0x on a proforma basis including such share repurchases. When leverage is greater than 3.0x but less than the Adjusted Total Leverage Ratio (defined as the maximum leverage ration less 0.25x) on a proforma basis including share repurchases, the annual share repurchase is limited to the greater of $50.0 million and 10 percent of Pro Forma EBITDA.
Under the Share Repurchase Program, we repurchased no shares on the open market during the year ended December 31, 2024. We repurchased 1.3 million shares on the open market at a cost (including fees and commissions) of $65.1 million during the year ended December 31, 2023. Shares repurchased to settle statutory employee withholding related to vesting of stock awards were 0.2 million shares at a cost of $11.5 million during the year ended December 31, 2024 and 0.2 million shares at a cost of $8.4 million during the year ended December 31, 2023.
Common Stock Issued for Marcum Acquisition - Pursuant to the Merger Agreement and as part of the total purchase price consideration, on January 2, 2025 and February 3, 2025, we issued and delivered approximately 3.1 million and 0.3 million shares of our Common Stock, respectively, to the selling shareholders in the Transaction. The remaining 10.2 million shares will be issued and delivered in 34 monthly installments starting March 3, 2025.
NOTE 15. EMPLOYEE STOCK PLANS
Employee Stock Purchase Plan - The 2007 Employee Stock Purchase Plan (“ESPP”), which has a termination date of June 30, 2026, allows qualified employees to purchase shares of common stock through payroll deductions up to a limit of $25,000 of stock per calendar year. The price an employee pays for shares is 85% of the fair market

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
value of our common stock on the last day of the purchase period. Purchase periods begin on the sixteenth day of the month and end on the fifteenth day of the subsequent month. Other than a one-year holding period from the date of purchase, there are no vesting or other restrictions on the stock purchased by employees under the ESPP. The total number of shares of common stock that can be purchased under the ESPP shall not exceed 2.0 million shares.
Stock Awards - We granted various stock-based awards through the year ended December 31, 2024 under the CBIZ, Inc. 2019 Stock Omnibus Incentive Plan (“2019 Plan”). On May 10, 2023, the stockholders of the Company approved an amendment to the 2019 Plan. The amendment added 1.5 million shares to the total number of shares that may be issued under the 2019 Plan. The 2019 Plan, which expires in 2029, permits the grant of various forms of stock-based awards. The terms and vesting schedules for the share-based awards vary by type and date of grant. Under the 2019 Plan, a maximum of 4.6 million stock options, restricted stock or other stock based compensation awards may be granted. Shares subject to award under the 2019 Plan may be either authorized but unissued shares of our common stock or treasury shares. At December 31, 2024, approximately 2.0 million shares were available for future grant under the 2019 Plan.
During the years ended December 31, 2024, 2023 and 2022, we recognized compensation expense (before income tax expense) for these awards as follows (in thousands):

	2024	2023	2022
Stock options	$—	$768	$248
Restricted stock units and awards	7,771	5,258	5,204
Performance share units	6,065	6,260	9,237
Total share-based compensation expense	$13,836	$12,286	$14,689
Stock Options - Certain employees and non-employee directors were granted stock options. During the year ended December 31, 2024, there were no stock options granted or exercised. As of December 31, 2024, we have 150 thousand stock options outstanding with a weighted average exercise price per share of $35.22.
Restricted Stock Units and Awards - Under the 2019 Plan, certain employees, non-employee directors, and third-party service providers were granted restricted stock units and awards. Restricted stock units and awards vest at no cost to the recipients. Restricted stock units and awards are subject to forfeiture if employment terminates prior to the release of restrictions, generally one to four years from the date of grant. Recipients of restricted stock units and awards are entitled to the same dividend and voting rights as holders of other CBIZ common stock, subject to certain restrictions during the vesting period, and these are considered to be issued and outstanding from the date of grant. Shares granted under the 2019 Plan cannot be sold, pledged, transferred or assigned during the vesting period.
Restricted stock units and awards activity during the year ended December 31, 2024 was as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant-Date Fair Value (1)
Non-vested at December 31, 2023	223	$41.19
Granted (2)	810	$69.46
Vested	(131)	$38.76
Forfeited	(3)	$38.52
Non-vested at December 31, 2024	899	$67.01
(1)Represents weighted average market value of the shares as the awards are granted at no cost to the recipients.
(2)As a result of the Transaction approximately 713 thousand shares were granted to certain employees and third-party providers.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
•At December 31, 2024, we had unrecognized compensation cost for restricted stock units and awards of $53.6 million to be recognized over a weighted average period of approximately 3.20 years.
•The total fair value of shares vested during the years ended December 31, 2024, 2023, and 2022 was approximately $5.1 million, $5.1 million and $5.6 million, respectively.
•The market value of shares awarded during the years ended December 31, 2024, 2023, and 2022 was $56.2 million, $5.3 million and $5.0 million, respectively. This market value was recorded as unearned compensation and is recognized as expense ratably over the periods which the restrictions lapse.
•Awards outstanding at December 31, 2024 will be released from restrictions at dates ranging from February, 2025 through November, 2028.
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
The following table presents our PSUs award activity during the twelve months ended December 31, 2024 (in thousands, except per share data):

	Performance Share Units	Weighted Average Grant-Date Fair Value Per Unit (1)
Outstanding at December 31, 2023	464	$33.84
Granted	70	$66.07
Vested	(273)	$27.51
Adjustments for performance results (2)	31	$38.12
Forfeited	(7)	$39.09
Outstanding at December 31, 2024	285	$48.18
(1) Represents weighted average market value of the shares; awards are granted at no cost to the recipients.
(2) Represents the change in the number of performance awards earned based on performance achievement for the performance period.

NOTE 16. EARNINGS PER SHARE
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the years ended December 31, 2024, 2023, and 2022 (in thousands, except per share data):

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income	$41,038	$120,968	$105,354
Denominator:
Basic
Weighted average common shares outstanding	52,375	49,989	51,502
Diluted
Stock options	78	172	487
Restricted stock awards (1)	78	98	141
Contingent shares (2)	3	21	14
Performance share units (3)	127	277	244
Diluted weighted average common shares outstanding	52,661	50,557	52,388
Earnings Per Share:
Basic earnings per share	$0.78	$2.42	$2.05
Diluted earnings per share	$0.78	$2.39	$2.01
(1)For the years ended December 31, 2024, 2023 and 2022, a total of 173 thousand, 58 thousand and 68 thousand stock based awards, respectively, were excluded from the calculation of diluted earnings per share as their exercise prices would render them anti-dilutive.
(2)Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by us once future conditions have been met. For further details, refer to Note 2, Business Combinations.
(3)The denominator used in calculating diluted earnings per share did not include 0.2 million, 0.2 million and 0.2 million performance share units for the twelve months ended December 31, 2024, 2023 and 2022, respectively. The performance conditions associated with these performance share units were not met and consequently none of these performance share units were considered as issuable for the years ended December 31, 2024, 2023 and 2022.
NOTE 17. LEASES
We determine if a contract is a lease at inception. We have leases for office space and facilities, automobiles and certain information technology equipment. All of our leases are classified as operating leases and the majority of which are for office space and facilities.
Supplemental balance sheet information related to the Company’s operating leases as of December 31, 2024 and 2023 was as follows (in thousands):

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term	7.5 years	7.3 years
Weighted-average discount rate	5.91%	5.51%
The components of lease cost and other lease information as of and during the year ended December 31, 2024 and 2023 are as follows (in thousands):

	December 31, 2024	December 31, 2023
Operating lease cost	$51,783	$45,088
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows for operating leases	$52,483	$46,936
Our leases have remaining lease terms ranging from less than 1 year to approximately 19 years. These leases generally contain renewal options for periods ranging from two to five years. Because the Company is not

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
reasonably certain to exercise these renewal options, the options are not included in the lease term, and associated potential option payments are excluded from lease payments.
Maturities of operating lease liabilities at December 31, 2024 and minimum cash commitments under operating leases at December 31, 2023 were as follows (in thousands):

December 31, 2024
2025	$84,270
2026	83,995
2027	80,062
2028	63,907
2029	55,120
Thereafter	178,389
Total undiscounted lease payments	545,743
Less: imputed interest	(112,608)
Total lease liabilities	$433,135

December 31, 2023
2024	$47,446
2025	46,623
2026	43,131
2027	40,678
2028	29,261
Thereafter	90,535
Total undiscounted lease payments	297,674
Less: imputed interest	(57,486)
Total lease liabilities	$240,188
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
A number of the businesses acquired by us are located in properties owned indirectly by and leased from persons employed by us, none of whom are members of our senior management. In the aggregate, we paid approximately $1.6 million, $1.2 million and $1.9 million during the years ended December 31, 2024, 2023 and 2022, respectively, under such leases.
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
A general description of services provided by practice groups is provided in the table below.

Financial Services	Benefits and Insurance Services	National Practices
Accounting and Tax	Employee Benefits Consulting	Information Technology Managed Networking and Hardware Services
Financial Advisory	Payroll / Human Capital Management
National Technology	Property and Casualty Insurance
Government Heath Care Consulting	Retirement and Investment Services
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
We operate in the United States and Canada and revenue generated from such operations during the years ended December 31, 2024, 2023 and 2022 was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$1,811,113	$1,589,478	$1,410,255
Canada	2,359	1,716	1,724
Total revenue	$1,813,472	$1,591,194	$1,411,979
There is no one customer that represents a significant portion of our revenue.
The practice groups respective revenue and pre-tax income, significant segment expenses, and a reconciliation of segment profit or loss measure to the consolidated income before income tax expense for the years ended December 31, 2024, 2023 and 2022 are presented below (in thousands).

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	For the Year Ended December 31, 2024
	Financial Services	Benefits and Insurance Services	National Practices	Total
Revenue from external customers	$1,362,539	$401,048	$49,885	$1,813,472

Significant expenses:
Personnel costs	972,730	257,166	42,913	1,272,809
Facility costs	55,178	12,481	177	67,836
Other costs, gains, and losses, net (1)	185,091	58,476	(3,394)	240,173
Total segment expense	1,212,999	328,123	39,696	1,580,818
Segment income before income tax expenses	149,540	72,925	10,189	232,654

Corporate & other:
Unallocated corporate operating expenses				44,485
General & administrative expenses				108,753
Interest expense				34,374
Other income, net				(12,765)
Consolidated income before income tax expenses				$57,807

	For the Year Ended December 31, 2023
	Financial Services	Benefits and Insurance Services	National Practices	Total
Revenue from external customers	$1,160,686	$382,605	$47,903	$1,591,194

Significant expenses:
Personnel costs	793,791	242,340	40,949	1,077,080
Facility costs	44,444	12,196	250	56,890
Other costs, gains, and losses, net (1)	134,623	53,916	1,860	190,399
Total segment expense	972,858	308,452	43,059	1,324,369
Segment income before income tax expenses	187,828	74,153	4,844	266,825

Corporate & other:
Unallocated corporate operating expenses				39,344
General & administrative expenses				57,965
Interest expense				20,129
Other income, net				(16,916)
Consolidated income before income tax expenses				$166,303

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	For the Year Ended December 31, 2022
	Financial Services	Benefits and Insurance Services	National Practices	Total
Revenue from external customers	$1,010,068	$358,007	$43,904	$1,411,979

Significant expenses:
Personnel costs	688,555	225,871	36,832	951,258
Facility costs	42,617	12,831	250	55,698
Other costs, gains, and losses, net (1)	118,184	49,299	2,109	169,592
Total segment expense	849,356	288,001	39,191	1,176,548
Segment income before income tax expenses	160,712	70,006	4,713	235,431

Corporate & other:
Unallocated corporate operating expenses				8,986
General & administrative expenses				55,023
Interest expense				8,033
Other expense, net				21,914
Consolidated income before income tax expenses				$141,475
(1) - Other costs, gains, and losses, net primarily consist of travel and entertainment costs, computer and technology related costs, depreciation and amortization expenses, and other discretionary costs.
NOTE 20. SUBSEQUENT EVENTS

Share Repurchase Program
On February 11, 2025, our Board of Directors authorized the continuation of the Share Repurchase Program, which has been renewed annually for the past twenty years. It is effective beginning March 31, 2025, to which the amount of shares to be purchased will be reset to 5.0 million, and expires one year from the respective effective date. The Share Repurchase Program allows the Company to purchase shares of its common stock (i) in the open market, (ii) in privately negotiated transactions, or (iii) under Rule 10b5-1 trading plans.
Privately negotiated transactions may include purchases from employees, officers and directors, in accordance with SEC rules. Privately negotiated transactions may also include purchases from former partners of Marcum LLP pursuant to the Company’s right, but not obligation, to repurchase any shares issued to such former partners as consideration for the Company’s recent acquisition, in the event that the former partner intends to sell the shares in a market transaction in the four years following closing. Rule 10b5-1 trading plans allow for repurchases during periods when the Company would not normally be active in the trading market due to regulatory restrictions. The Share Repurchase Program does not obligate the Company to acquire any specific number of shares and may be suspended at any time. Any repurchases would only be made to the extent permitted under the Company’s current or any future credit facility.