Form 10-Q
period 2025-03-31
CBIZ, Inc.
filed 2025-04-25
CIK 944148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at April 21, 2025
Common Stock, $0.01 per share	54,395,610

CBIZ, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$8,850	$13,826
Restricted cash	40,777	38,661
Accounts receivable, net	735,426	534,858
Other current assets	76,847	72,528
Current assets before funds held for clients	861,900	659,873
Funds held for clients	140,932	175,853
Total current assets	1,002,832	835,726
Non-current assets:
Property and equipment, net	92,092	88,163
Goodwill and other intangible assets, net	2,906,525	2,945,470
Assets of deferred compensation plan	162,066	167,170
Right-of-use assets, net	382,051	393,512
Other non-current assets	39,932	40,842
Total non-current assets	3,582,666	3,635,157
Total assets	$4,585,498	$4,470,883
LIABILITIES
Current liabilities:
Accounts payable	$102,646	$90,646
Income taxes payable	42,388	—
Accrued personnel costs	87,874	172,759
Contingent purchase price liabilities	46,731	61,164
Operating lease liabilities	61,673	60,549
Short-term debt (1)	66,226	66,177
Other current liabilities	111,658	78,579
Current liabilities before client fund obligations	519,196	529,874
Client fund obligations	140,867	175,928
Total current liabilities	660,063	705,802
Non-current liabilities:
Long-term debt (1)	1,462,504	1,333,755
Income taxes payable	2,538	2,193
Deferred income taxes, net	1,022	10,880
Deferred compensation plan obligations	162,066	167,170
Contingent purchase price liabilities	19,232	35,803
Lease liabilities	360,140	372,586
Other non-current liabilities	3,232	62,711
Total non-current liabilities	2,010,734	1,985,098
Total liabilities	2,670,797	2,690,900
STOCKHOLDERS' EQUITY
Common stock	1,420	1,380
Additional paid in capital	1,812,729	1,791,863
Retained earnings	1,018,895	896,122
Treasury stock	(918,327)	(910,601)
Accumulated other comprehensive (loss) income	(16)	1,219
Total stockholders’ equity	1,914,701	1,779,983
Total liabilities and stockholders’ equity	$4,585,498	$4,470,883
See the accompanying notes to the unaudited condensed consolidated financial statements
(1)Reflects the net debt for the Term Loan and Revolver with the associated debt issuance costs in short-term and long-term liabilities. See Note 5. Debt and Financing Arrangements for further discussion of the short-term and long-term debt.

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenue	$838,014	$494,297
Operating expenses	609,912	376,485
Gross margin	228,102	117,812
Corporate general and administrative expenses	28,070	18,711
Operating income	200,032	99,101
Other (expense) income:
Interest expense	(25,156)	(4,511)
Other (expense) income, net	(1,966)	9,424
Total other (expense) income, net	(27,122)	4,913
Income before income tax expense	172,910	104,014
Income tax expense	50,137	27,130
Net Income	$122,773	$76,884
Earnings per share:
Basic	$1.92	$1.54
Diluted	$1.91	$1.53
Basic weighted average shares outstanding	63,843	50,045
Diluted weighted average shares outstanding	64,142	50,221
Comprehensive income:
Net income	$122,773	$76,884
Other comprehensive (loss) income, net of tax	(1,235)	1,018
Comprehensive income	$121,538	$77,902

See the accompanying notes to the unaudited condensed consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Totals
December 31, 2024	137,945	87,747	$1,380	$1,791,863	$896,122	$(910,601)	$1,219	$1,779,983
Net income	—	—	—	—	122,773	—	—	122,773
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,235)	(1,235)
Indirect repurchase of shares for minimum tax withholding	—	88	—	—	—	(7,726)	—	(7,726)
Restricted stock units and awards	78	—	1	(1)	—	—	—	—
Performance share units	124	—	1	(1)	—	—	—	—
Stock-based compensation	—	—	—	5,639	—	—	—	5,639
Business acquisitions	3,777	—	38	15,229	—	—	—	15,267
March 31, 2025	141,924	87,835	$1,420	$1,812,729	$1,018,895	$(918,327)	$(16)	$1,914,701

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Totals
December 31, 2023	137,387	87,573	$1,374	$832,475	$855,084	$(899,093)	$1,778	$791,618
Net income	—	—	—	—	76,884	—	—	76,884
Other comprehensive income, net of tax	—	—	—	—	—	—	1,018	1,018
Indirect repurchase of shares for minimum tax withholding	—	170	—	—	—	(11,229)	—	(11,229)
Restricted stock units and awards	102	—	1	(1)	—	—	—	—
Performance share units	273	—	3	(3)	—	—	—	—
Stock-based compensation	—	—	—	2,638	—	—	—	2,638
Business acquisitions	93	—	1	6,159	—	—	—	6,160
March 31, 2024	137,855	87,743	$1,379	$841,268	$931,968	$(910,322)	$2,796	$867,089

See the accompanying notes to the unaudited condensed consolidated financial statement

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$122,773	$76,884
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	24,791	9,468
Bad debt expense, net of recoveries	417	550
Adjustment to contingent earnout liability	502	434
Stock-based compensation expense	5,639	2,638
Deferred income taxes	4,320	2,057
Other, net	1,009	150
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(201,258)	(121,551)
Other assets	(8,990)	(2,592)
Accounts payable	11,985	5,743
Income taxes payable	45,626	24,827
Accrued personnel costs	(84,642)	(62,381)
Other liabilities	(10,438)	53
Net cash used in operating activities	(88,266)	(63,720)
Cash flows from investing activities:
Business acquisitions and purchases of client lists, net of cash acquired	—	(21,337)
Purchases of client fund investments	(8,300)	(4,440)
Proceeds from the sales and maturities of client fund investments	8,410	5,450
Proceeds from sales of divested operations	289	—
Change in funds held for clients	(91)	(1,015)
Additions to property and equipment	(5,177)	(5,121)
Other, net	(92)	(2,239)
Net cash used in investing activities	(4,961)	(28,702)
Cash flows from financing activities:
Proceeds from bank debt	485,600	381,200
Payment of bank debt	(358,100)	(255,800)
Indirect repurchase of shares for minimum tax withholding	(7,555)	(11,229)
Changes in client funds obligations	(35,062)	(11,859)
Payment of contingent consideration for acquisitions and client lists	(29,520)	(31,124)
Net cash provided by financing activities	55,363	71,188
Net decrease in cash, cash equivalents and restricted cash	(37,864)	(21,234)
Cash, cash equivalents and restricted cash at beginning of year	$187,170	$157,148
Cash, cash equivalents and restricted cash at end of period	$149,306	$135,914

Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$8,850	$1,402
Restricted cash	40,777	27,740
Cash equivalents included in funds held for clients	99,679	106,772
Total cash, cash equivalents and restricted cash	$149,306	$135,914

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
GAAP – United States Generally Accepted Accounting Principles
SOFR – Secured Overnight Financing Rate
SEC – United States Securities and Exchange Commission
Marcum Acquisition - the Transaction
Description of Business: CBIZ, Inc., together with all of its wholly-owned subsidiaries ("CBIZ", the "Company", "we", "us", or "our"), is a diversified services company which, acting through its subsidiaries, has been providing professional business services since 1996, primarily to small and medium-sized businesses, as well as individuals, governmental entities, and not-for-profit enterprises throughout the United States and parts of Canada. CBIZ, Inc. manages and reports its operations along three practice groups: Financial Services, Benefits and Insurance Services and National Practices. A further description of products and services offered by each of the practice groups is provided in Note 12, Segment Disclosures.
In December of 2024, the Company formed CBIZ CC, LLC and CBIZ Campus One Cell, LLC (collectively “Captive Insurance Company”). CBIZ CC, LLC, a sponsored captive core, is not expected to have any underwriting activities. CBIZ Campus One Cell, LLC, a sponsored captive cell, provides stop-loss coverages to a group of higher education institutions who self-insure their medical and prescription drug benefits. The term of the insurance policy is one year, and the insured is billed at the beginning of each month for that month’s coverage. Registered in the State of Vermont, the Captive Insurance Company commenced operation on January 1, 2025.
The Captive Insurance Company recognizes premium as revenue monthly as monthly coverage expires. For the three months ended March 31, 2025, revenue from the Captive Insurance Company was not material.
Basis of Consolidation: The accompanying unaudited condensed consolidated financial statements include the operations of CBIZ, Inc. and all of its wholly-owned subsidiaries after elimination of all intercompany balances and transactions. We have determined that our relationship with certain CPA firms with which we maintain ASAs qualify as variable interest entities ("VIEs"), and we are the primary beneficiary of such VIE. The accompanying unaudited condensed consolidated financial statements do not reflect the operations or accounts of the VIEs as the impact is not material to the financial condition, results of operations, or cash flows of CBIZ.
Unaudited Interim Financial Statements: The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2024.
In the opinion of CBIZ management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2025.

Use of Estimates: The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Changes in circumstances could cause actual results to differ materially from these estimates.
Changes in Accounting Policies: We have consistently applied the accounting policies for the periods presented as described in Note 1, Basis of Presentation and Significant Accounting Policies, to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2024.
Certain prior period amounts have been reclassified to conform to current year presentation.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS
The FASB ASC is the sole source of authoritative GAAP other than the SEC issued rules and regulations that apply only to SEC registrants. The FASB issues an ASU to communicate changes to the FASB ASC. We assess and review the impact of all issued ASUs. During the three months ended March 31, 2025, we have implemented all new ASUs that are in effect and that may impact our consolidated financial statements.

NOTE 3. BUSINESS COMBINATIONS
Acquisition of Marcum LLP
On November 1, 2024, the Company completed the acquisition of Marcum LLP (“Marcum”). The acquisition is referred to herein as the “Transaction”. During the three months ended March 31, 2025, the Company’s condensed consolidated statement of comprehensive income included $328.7 million of revenue and $86.5 million of operating income associated with the results of operations of Marcum.
Stock Consideration Transferred
At closing, the purchase price for the purpose of the Transaction consisted of an aggregate of $1,063.0 million of cash consideration and $934.7 million of the Company’s common stock, which represents a fair value of 13.6 million shares issued as stock consideration. Pursuant to the terms of the Transaction, with respect to the 13.6 million shares of stock consideration, approximately 4.0 million shares, in aggregate, were delivered from January 2, 2025 to April 1, 2025 to the selling shareholders. The remaining 9.6 million shares will be delivered in 32 monthly installments starting on May 1, 2025.
Measurement Period Adjustments
The Company applied the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”) and recognized assets acquired and liabilities assumed at their fair value as of the date of acquisition, with the excess purchase consideration recorded to goodwill. As the Company finalizes the estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period (a period not to exceed 12 months from the acquisition date).
During the three months ended March 31, 2025, the Company reassessed its estimates and inputs as new information about facts and circumstances that existed as of the acquisition date became known. As a result, the Company recorded a measurement period adjustment to reduce goodwill by $20.2 million, of which $21.0 million reflected a reduction of the estimated settlement amounts associated with an acquired liability from $61.0 million to $40.0 million, and $0.8 million reflected other immaterial adjustments related to assets and liabilities previously unrecognized. The acquired liability was previously reported as a component of other non-current liabilities and was reclassified to "other current liabilities" as of March 31, 2025 due to the estimated timing of settlement.

The following table summarizes the preliminary acquisition date fair value of net tangible and intangible assets acquired, net of liabilities assumed from Marcum, with the excess recorded as goodwill (in thousands):

On November 1, 2024
Fair Value
Total consideration transferred	$1,997,781
Asset acquired:
Account receivable	169,866
Unbilled revenue	23,247
Other current assets	25,829
Property and equipment	31,221
Other intangible assets	490,000
Right-of- use asset	164,970
Deferred income taxes, net	3,485
Total identifiable asset acquired	908,618
Liabilities assumed:
Account payable	25,384
Accrued personnel costs	44,407
Other current liabilities	67,156
Contingent purchase price assumed (current and non-current)	25,042
Lease liabilities (current and non-current)	172,792
Other non-current liabilities	935
Total liabilities assumed	335,716
Net asset acquired	572,902
Goodwill	$1,424,879

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
Refer to the Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion of the Transaction.

NOTE 4. ACCOUNTS RECEIVABLE, NET
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
Accounts receivable, net, at March 31, 2025 and December 31, 2024 was as follows (in thousands):

	March 31, 2025	December 31, 2024
Trade accounts receivable	$488,607	$416,211
Unbilled revenue, at net realizable value	290,448	150,362
Total accounts receivable	779,055	566,573
Allowance for doubtful accounts	(43,629)	(31,715)
Accounts receivable, net	$735,426	$534,858

Changes to the allowance for doubtful accounts for the three months ended March 31, 2025 and year ended December 31, 2024 were as follows (in thousands):

	March 31, 2025	December 31, 2024
Balance at beginning of period	$(31,715)	$(25,598)
Provision	(10,748)	(19,979)
Charge-offs, net of recoveries	(1,166)	13,862
Allowance for doubtful accounts	$(43,629)	$(31,715)

NOTE 5. DEBT AND FINANCING ARRANGEMENTS
2024 Credit Facilities - As of March 31, 2025, our primary financing arrangement is the 2024 Credit Facilities, which provides $2.0 billion in senior secured credit facilities, consisting of a $1.4 billion term loan (the “Term Loan”) and $600.0 million revolving credit facility (the “Revolving Credit Facility”). The 2024 Credit Facilities amend and restate the 2022 credit facility entered into on May 4, 2022 (the "2022 Credit Facility").
The 2024 Credit Facilities mature on November 1, 2029. The Term Loan provides for scheduled annual principal amortization payments of 5% in the first two years following closing, 7.5% annually in the third and fourth year following closing and 10% in the fifth year following closing, with the balance due at maturity.
The 2024 Credit Facilities contain certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens or other encumbrances, making certain payments, investments, or to sell or otherwise dispose of a substantial portion of assets, or to merge or consolidate with an unaffiliated entity. The 2024 Credit Facilities also limits our ability to make dividend payments. Historically, we have not paid cash dividends on our common stock. Our Board of Directors has discretion over the payment and level of dividends on common stock, subject to the limitations of the 2024 Credit Facilities and applicable law. The 2024 Credit Facilities contain a provision that, in the event of a defined change in control, the 2024 Credit Facilities may be terminated.
In addition, the 2024 Credit Facilities include a financial covenant requiring that Total Net Leverage Ratio not exceed 5.00 to 1.00 initially, stepping down in increments to 3.75 to 1.00 during and after the seventh fiscal quarter after the closing (with a limited ability to temporarily increase in connection with material acquisitions commencing in the sixth fiscal quarter after the closing). The 2024 Credit Facilities also require a Minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 and affirmative and negative covenants that are in each case generally similar to those contained in the 2022 Credit Facility, but with increases to certain baskets and caps and certain other exceptions. As of March 31, 2025 , we are in compliance with all covenants.
The balance outstanding under the 2024 Credit Facilities at March 31, 2025 and December 31, 2024 was as follows (in thousands):

	March 31, 2025	December 31, 2024
Short-term debt
Current portion Term Loan	$70,000	$70,000
Current portion debt issuance costs, Term Loan	(3,774)	(3,823)
Total short-term debt, net	$66,226	$66,177

Long-term debt
Revolver Facility	$165,900	$20,900
Debt issuance costs, Revolver	(6,836)	(7,160)
Long Term Portion Term Loan	1,312,500	1,330,000
Long Term Portion Debt Issuance Costs, Term Loan	(9,060)	(9,985)
Total long-term debt, net	$1,462,504	$1,333,755
The blended effective interest rates under the 2024 Credit Facilities and the 2022 Credit Facility, including the impact of interest rate swaps associated with those credit facilities, for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Weighted average rates	6.57%	5.23%
Range of effective rates	3.18% - 8.75%	1.93% - 6.83%

We had approximately $384 million of available funds under the 2024 Credit Facilities at March 31, 2025, based on the terms of the commitment. Available funds under the 2024 Credit Facilities are based on a multiple of earnings before interest, taxes, depreciation and amortization as defined in the 2024 Credit Facilities, and are reduced by letters of credit, other indebtedness and outstanding borrowings under the 2024 Credit Facilities. Under the 2024 Credit Facilities, loans are charged an interest rate consisting of a base rate or term SOFR rate plus an applicable margin, letters of credit are charged based on the same applicable margin, and a commitment fee is charged on the unused portion of the 2024 Credit Facilities.
Refer to the Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion on the 2024 Credit Facilities.
Other Line of Credit - We have an unsecured $20.0 million line of credit by and among CBIZ Benefits and Insurance, Inc. and Huntington National Bank. We utilize this line to support our short-term funding requirements of payroll client fund obligations due to the investment of client funds, rather than liquidating client funds that have already been invested in available-for-sale securities. The line of credit did not have a balance outstanding at March 31, 2025 and December 31, 2024. On August 1, 2024, we renewed the line of credit and it will now terminate on July 31, 2025.
Interest Expense - Interest expense, including amortization of deferred financing costs, commitment fees, line of credit fees, and other applicable bank charges, for the three months ended March 31, 2025 and 2024 was $25.2 million and $4.5 million, respectively.

NOTE 6. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Guarantees - We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $3.2 million and $3.2 million at March 31, 2025 and December 31, 2024, respectively. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.2 million and $2.2 million at March 31, 2025 and December 31, 2024, respectively.
Legal Proceedings - On December 19, 2016, CBIZ Operations, Inc. ("CBIZ Operations") was named as a defendant in a lawsuit filed by Zotec Partners, LLC (“Zotec”) in the Marion County Indiana Superior Court. After various amendments, the lawsuit asserted claims under Indiana law for securities, statutory and common law fraud or deception, unjust enrichment, breach of contract, and vicarious liability against CBIZ Operations and a former employee of CBIZ MMP in connection with the sale of the CBIZ MMP medical billing practice to Zotec. The plaintiff claimed that CBIZ Operations had a duty to disclose the fact, unknown to employees of CBIZ Operations at the time of the transaction, that the former employee had a financial arrangement with a Zotec vendor at the time CBIZ Operations sold CBIZ MMP to Zotec. The plaintiff sought damages of up to $177.0 million out of the $200.0 million transaction price. Trial was held in October 2021. The jury found in favor of CBIZ on all fraud, contract and other claims before it. On November 14, 2022, the trial court ruled in favor of CBIZ and against Zotec’s claim for statutory securities fraud. The court also ruled in favor of CBIZ on its counterclaim for indemnification under contract. The trial court conducted a hearing on December 12, 2023, to consider evidence regarding the amount of damages owed by Zotec to CBIZ on the counterclaim. On March 12, 2024, the court awarded CBIZ $3.1 million on its counterclaim. On April 10, 2024, Zotec filed a notice of appeal. On April 8, 2025, the Court of Appeals affirmed the trial court's dismissal of the securities fraud claim against CBIZ. The Court of Appeals reversed the award to CBIZ on its counterclaim.
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
Refer to the Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion on the Company's commitments and contingencies.

NOTE 7. FINANCIAL INSTRUMENTS
Available-For-Sale Debt Securities - In connection with certain services provided by our payroll operations, we collect funds from our clients’ accounts in advance of paying client obligations. These funds held for clients are segregated and invested in accordance with our investment policy, which requires all investments carry an investment grade rating at the time of initial investment. These investments, primarily consisting of corporate and municipal bonds, are classified as available-for-sale and are included in the “Funds held for clients” line item on the accompanying unaudited Condensed Consolidated Balance Sheets. The par value of these investments totaled $41.0 million and $41.3 million at March 31, 2025 and December 31, 2024, respectively, and these investments have maturity or callable dates ranging from April 2025 through February 2028.
At March 31, 2025, unrealized losses on the securities were not material and have not been recognized as a credit loss because the bonds are investment grade quality and management is not required or does not intend to sell prior to an expected recovery in value. The bond issuers continue to make timely principal and interest payments.
The following table summarizes activities related to these investments for the three months ended March 31, 2025 and the year ended December 31, 2024 (in thousands):

	Three Months Ended March 31, 2025	Year Ended December 31, 2024
Fair value at beginning of period	$40,999	$39,459
Purchases	8,300	23,210
Redemptions	(1,400)	(500)
Maturities	(7,010)	(21,423)
Change in bond premium	90	(386)
Fair market value adjustment	102	639
Fair value at end of period	$41,081	$40,999
In addition to the available-for-sale debt securities discussed above, we also held other depository assets in the amount of $0.2 million and $0.2 million at March 31, 2025 and December 31, 2024, respectively. Those depository assets are classified as Level 1 in the fair value hierarchy.
Interest Rate Swaps - We utilize interest rate swaps to manage interest rate risk exposure associated with our floating-rate debt under the 2024 Credit Facilities, or the forecasted acquisition of such liability. We do not purchase or hold any derivative instruments for trading or speculative purposes. Refer to the Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion on our interest rate swaps.
The following table summarizes our outstanding interest rate swaps and their classification in the accompanying unaudited Condensed Consolidated Balance Sheets at March 31, 2025 and December 31, 2024 (amounts in thousands):

	March 31, 2025
	Notional Amount	Fixed Rate	Expiration	Fair Value	Balance Sheet Location
Interest rate swap	$50,000	0.834%	4/14/2025	$67	Other current asset
Interest rate swap	$30,000	1.186%	12/14/2026	$1,266	Other non-current asset
Interest rate swap	$20,000	2.450%	8/14/2027	$549	Other non-current asset
Interest rate swap	$25,000	3.669%	4/14/2028	$(37)	Other non-current liability
Interest rate swap	$25,000	4.488%	10/14/2028	$(710)	Other non-current liability
Interest rate swap (1)	$50,000	3.703%	3/14/2030	$(189)	Other non-current liability

(1)Entered into during the first quarter of 2025.

	December 31, 2024
	Notional Amount	Fixed Rate	Expiration	Fair Value	Balance Sheet Location
Interest rate swap	$50,000	0.834%	4/14/2025	$495	Other current asset
Interest rate swap	$30,000	1.186%	12/14/2026	$1,604	Other non-current asset
Interest rate swap	$20,000	2.450%	8/14/2027	$776	Other non-current asset
Interest rate swap	$25,000	3.669%	4/14/2028	$243	Other non-current asset
Interest rate swap	$25,000	4.488%	10/14/2028	$(437)	Other non-current liability

Refer to Note 8, Fair Value Measurements, for additional disclosures regarding fair value measurements.
The following table summarizes the effects of the interest rate swaps on the accompanying unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024 (in thousands):

	Gain (Loss) Recognized in AOCI, net of tax		Gain Reclassified from AOCI into Expense
	Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024
Interest rate swaps	$(717)	$1,854	$779	$1,191

NOTE 8. FAIR VALUE MEASUREMENTS
The following table summarizes our assets and (liabilities) at March 31, 2025 and December 31, 2024, respectively, that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (in thousands):

	Level	March 31, 2025	December 31, 2024
Assets of deferred compensation plan	1	$162,066	$167,170
Available-for-sale debt securities	1	41,081	40,999
Other depository assets	1	177	176
Deferred compensation plan obligations	1	(162,066)	(167,170)
Interest rate swaps	2	946	2,681
Bank debt	2	(1,528,730)	(1,399,932)
Contingent purchase price liabilities	3	(65,963)	(96,967)
During the three months ended March 31, 2025 and 2024, there were no transfers between the valuation hierarchy Levels 1, 2 and 3.
The following table summarizes the change in Level 3 fair values of our contingent purchase price liabilities for the three months ended March 31, 2025 and 2024 (pre-tax basis, in thousands):

	2025	2024
Beginning balance – December 31	$(96,967)	$(114,946)
Additions from business acquisitions	(757)	(13,522)
Settlement of contingent purchase price liabilities	32,228	34,716
Change in fair value of contingencies	170	70
Change in net present value of contingencies	(637)	(504)
Ending balance – March 31	$(65,963)	$(94,186)

The following table summarizes the changes in contingent purchase price consideration for previous acquisitions and contingent payments made for previous business acquisitions in the three months ended March 31, 2025 and 2024, respectively (in thousands):

	Three Months Ended March 31,
	2025	2024
Net expense	$467	$434
Cash settlement paid	$29,520	$30,957
Shares issued (number)	33	60
Refer to the Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion on the fair value measurements and classification of our financial assets and liabilities.

NOTE 9. OTHER COMPREHENSIVE INCOME
The following table is a summary of other comprehensive income and discloses the tax impact of each component of other comprehensive (loss) income for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net unrealized gain on available-for-sale securities, net of taxes(1)	$72	$56
Net unrealized (loss) gain on interest rate swaps, net of taxes(2)	(1,301)	960
Foreign currency translation	(6)	2
Total other comprehensive (loss) income, net of tax	$(1,235)	$1,018

(1)Net of income tax expense of $29 and $21 for the three months ended March 31, 2025 and 2024, respectively.
(2)Net of income tax benefit of $434 and income tax expense of $322 for the three months ended March 31, 2025 and 2024, respectively.

NOTE 10. EMPLOYEE STOCK PLANS
On May 10, 2023, the shareholders of the Company approved an amendment to the 2019 Stock Omnibus Incentive Plan (the “2019 Plan”). The amendment added 1.5 million shares to the total number of shares that may be issued under the 2019 Plan. All other aspects of the 2019 Plan remain unchanged. The 2019 Plan, which expires in 2029, permits the grant of various forms of stock-based awards. A maximum of 4.6 million stock options, restricted stock or other stock-based compensation awards may be granted. The terms and vesting schedules for the stock-based awards vary by type and date of grant. Shares subject to award under the 2019 Plan may be either authorized but unissued shares of our common stock or treasury shares. Refer to the Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion on the 2019 Plan.
Compensation expense for stock-based awards recognized during the three months ended March 31, 2025 and 2024 was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Restricted stock units and awards	$4,859	$1,351
Performance share units	780	1,287
Total stock-based compensation expense	$5,639	$2,638

Stock Options and Restricted Stock Units and Awards – The Company did not grant any stock options, nor were any stock options exercised during the three months ended March 31, 2025. As of March 31, 2025, we have 150 thousand stock options outstanding with a weighted average exercise price per share of $35.22.

The following table presents our restricted stock units and awards activity during the three months ended March 31, 2025 (in thousands, except per share data):

	Restricted Stock Units and Awards
	Number of Shares	Weighted Average Grant-Date Fair Value (1)
Outstanding at beginning of year	899	$67.01
Granted	111	$81.64
Exercised or released	(78)	$49.87
Expired or canceled	(3)	$69.70
Outstanding at March 31, 2025	929	$70.20
(1)Represents weighted average market value of the shares; awards are granted at no cost to the recipients.

Performance Share Units (“PSUs”) – PSUs are earned based on our financial performance over a contractual term of three years and the associated expense is recognized over that period based on the fair value of the award. A three-year cliff vesting schedule of the PSUs is dependent upon the Company’s performance relative to pre-established goals based on an earnings per share target (weighted 70%) and total growth in revenue (weighted 30%). The fair value of PSUs is calculated using the market value of a share of our common stock on the date of grant. For performance achieved above specified levels, the recipient may earn additional shares of stock, not to exceed 200% of the number of PSUs initially granted. For the PSUs granted in 2025, the recipients may earn additional shares of stock, not to exceed 300% of the number of PSUs initially granted if performance achieved above specified levels.
The following table presents our PSUs activity during the three months ended March 31, 2025 (in thousands, except per share data):

	Performance Share Units	Weighted Average Grant-Date Fair Value Per Unit (1)
Outstanding at beginning of year	285	$48.18
Granted	81	$84.67
Vested	(124)	$38.12
Adjustments for performance results	(3)	$38.12
Outstanding at March 31, 2025	239	$65.80
(1)Represents weighted average market value of the PSUs; PSUs are granted at no cost to the recipients.

NOTE 11. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2025 and 2024 (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net Income	$122,773	$76,884
Denominator:
Basic
Weighted average common shares outstanding	63,843	50,045
Diluted
Stock options (1)	84	74
Restricted stock units and awards (1)	215	99
Contingent shares (2)	—	3
Diluted weighted average common shares outstanding (3)	64,142	50,221
Basic earnings per share	$1.92	$1.54
Diluted earnings per share	$1.91	$1.53

(1)A total of 44 thousand and 40 thousand shares of stock-based awards were excluded from the calculation of diluted earnings per share for three months ended March 31, 2025 and 2024, respectively, as their effect would be anti-dilutive.
(2)Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by us once future conditions have been met.
(3)The denominator used in calculating diluted earnings per share did not include 239 thousand and 254 thousand PSUs for both the three months ended March 31, 2025, and 2024, respectively. The performance conditions associated with these PSUs were not met and consequently none of these PSUs were considered as issuable for the three months ended March 31, 2025 and 2024.

NOTE 12. SEGMENT DISCLOSURES
Our business units have been aggregated into three practice groups: Financial Services, Benefits and Insurance Services, and National Practices. The business units have been aggregated based on the following factors: similarity of the products and services provided to clients; similarity of the regulatory environment in which they operate; and similarity of economic conditions affecting long-term performance. The business units are managed along these segment lines. Refer to the Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion on the segment lines.
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
Accounting policies of the practice groups are the same as those described in Note 1, Basis of Presentation and Significant Accounting Policies, to the Annual Report on Form 10-K for the year ended December 31, 2024. Upon consolidation, intercompany accounts and transactions are eliminated, thus inter-segment revenue is not included in the measure of profit or loss for the practice groups. Performance of the practice groups is evaluated on income (loss) before income tax expense (benefit) excluding those costs listed above, which are reported in “Corporate and Other”.
The practice groups respective revenue and pre-tax income, significant segment expenses, and a reconciliation of segment profit or loss measure to the consolidated income before income tax expense for the three months ended March 31, 2025 and 2024 is presented below. We do not manage our assets on a segment basis, therefore segment assets are not presented below.

Segment information for the three months ended March 31, 2025 and 2024 was as follows (in thousands):

	Three months ended March 31, 2025
	Financial Services	Benefits and Insurance Services	National Practices	Total
Revenue from external customers	$713,661	$112,976	$11,377	$838,014

Significant expenses:
Personnel costs	411,302	66,665	10,155	488,122
Facility costs	23,710	3,208	2	26,920
Other costs, gains, and losses, net (1)	75,296	15,158	108	90,562
Total segment expense	510,308	85,031	10,265	605,604
Segment income before income tax expenses	203,353	27,945	1,112	232,410

Corporate & other:
Unallocated corporate operating expenses				3,797
General & administrative expenses				28,070
Interest expense				25,156
Other expense, net				2,477
Consolidated income before income tax expenses				$172,910

	Three Months Ended March 31, 2024
	Financial Services	Benefits and Insurance Services	National Practices	Total
Revenue from external customers	$372,630	$108,408	$13,259	$494,297

Significant expenses:
Personnel costs	216,615	65,723	11,422	293,760
Facility costs	12,335	3,182	63	15,580
Other costs, gains, and losses, net (1)	36,525	14,688	448	51,661
Total segment expense	265,475	83,593	11,933	361,001
Segment income before income tax expenses	107,155	24,815	1,326	133,296

Corporate & other:
Unallocated corporate operating expenses				15,354
General & administrative expenses				18,711
Interest expense				4,511
Other income, net				(9,294)
Consolidated income before income tax expenses				$104,014

(1)Other costs, gains, and losses, net primarily consist of travel and entertainment costs, computer and technology related costs, depreciation and amortization expenses, and other discretionary costs.

NOTE 13. SUBSEQUENT EVENTS

On April 14, 2025, we entered into a 5-year interest rate swap with a notional value of $50 million and a fixed rate of 3.503%. The interest rate swap expires on April 14, 2030.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we”, “us”, “our”, "CBIZ" or the "Company" shall mean CBIZ, Inc., and its operating subsidiaries.
The following discussion is intended to assist in the understanding of our financial position at March 31, 2025 and December 31, 2024, results of operations for the three months ended March 31, 2025 and 2024, and cash flows for the three months ended March 31, 2025 and 2024, and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2024. This discussion and analysis contains forward-looking statements and should be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” included in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2024.
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
Refer to the Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion of our business and strategies, as well as the external relationships and regulatory factors that currently impact our operations.
EXECUTIVE SUMMARY
Revenue for the three months ended March 31, 2025 increased by $343.7 million, or 69.5%, to $838.0 million from $494.3 million for the same period in 2024. Revenue from newly acquired operations contributed $333.4 million, or 66.8%, of incremental revenue for the three months ended March 31, 2025, as compared to the same period in 2024. A detailed discussion of revenue by practice group is included under "Operating Practice Groups."
Net income was $122.8 million, or $1.91 per diluted share, in the first quarter of 2025, compared to $76.9 million, or $1.53 per diluted share, in the first quarter of 2024. Refer to “Results of Operations" for a detailed discussion of the components of net income.
The uncertainty in the current economic and geopolitical environment has already led to softness in the demand for the nonrecurring project-based services we offer. We expect this softness in demand caused by the current economic and geopolitical environment could continue and may limit management's ability to forecast demand for the remainder of 2025.
Strategic Use of Capital
Our overall business objective continues to focus on making strategic acquisitions that allow us to strengthen our presence in existing markets, expand into high growth industries, and broaden our services to our existing offerings. As a result of the Transaction and related 2024 Credit Facilities, we have $1,548.4 million outstanding debt under the 2024 Credit Facilities as of March 31, 2025. To achieve our business objective of making strategic acquisitions, our current priority for use of capital is to maximize cash flow to pay down debt, which will allow us more liquidity to make strategic acquisitions in the future. In addition, we believe that repurchasing shares of our common stock can be a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our stockholders.
During the three months ended March 31, 2025, we repurchased 0.1 million shares of our common stock for tax withholding purposes at a total cost of approximately $7.7 million.
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

RESULTS OF OPERATIONS
Revenue
The following tables summarize total revenue for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	% of Total	2024	% of Total	$ Change	% Change
	(Amounts in thousands, except percentages)
Financial Services	$713,661	85.1%	$372,630	75.4%	$341,031	91.5%
Benefits and Insurance Services	112,976	13.5%	108,408	21.9%	4,568	4.2%
National Practices	11,377	1.4%	13,259	2.7%	(1,882)	(14.2)%
Total CBIZ	$838,014	100.0%	$494,297	100.0%	$343,717	69.5%
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
Income and expenses related to the deferred compensation plan for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
	2025	2024
	(Amounts in thousands)
Operating (income) expense	$(2,432)	$8,576
Corporate general & administrative (income) expense	(119)	1,057
Other (expenses) income, net	(2,551)	9,633

Excluding the impact of the above-mentioned income and expenses related to the deferred compensation plan, the operating results for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
	2025				2024
	(Amounts in thousands, except percentages)
	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue
Gross margin	$228,102	$(2,432)	$225,670	26.9%	$117,812	$8,576	$126,388	25.6%
Operating income	200,032	(2,551)	197,481	23.6%	99,101	9,633	108,734	22.0%
Other (expense) income , net	(1,966)	2,551	585	0.1%	9,424	(9,633)	(209)	—%
Income before income tax expense	172,910	—	172,910	20.7%	104,014	—	104,014	21.0%

Operating Expenses
The following tables summarize total operating expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating expenses by segment:
Financial Services	$510,493	$265,561	$244,932	92.2%
Benefits and Insurance Services	85,358	83,637	1,721	2.1%
National Practices	10,265	11,933	(1,668)	(14.0)%
Corporate and Other	3,796	15,354	(11,558)	(75.3)%
Total Operating expenses	$609,912	$376,485	$233,427	62.0%
Operating expenses % of revenue	72.8%	76.2%
Operating expenses excluding deferred compensation	$612,344	$367,909	$244,435	66.4%
Operating expenses excluding deferred compensation % of revenue	73.1%	74.4%

Three months ended March 31, 2025 compared to March 31, 2024. Total operating expenses for the three months ended March 31, 2025 increased by $233.4 million, or 62.0%, to $609.9 million as compared to $376.5 million in the same period of 2024. The deferred compensation plan decreased operating expenses by $2.4 million for the three months ended March 31, 2025 and increased operating expenses by $8.6 million in the same period in 2024. Excluding the deferred compensation expenses, which were recorded in "Corporate and Other" for segment reporting purposes, operating expenses would have been $612.3 million and $367.9 million, or 73.1% and 74.4% of revenue, for the three months ended March 31, 2025 and 2024, respectively. In addition, operating expenses for the three months ended March 31, 2025 included approximately $9.0 million of integration costs associated with the Transaction, and the operating expenses for the three months ended March 31, 2024 included approximately $0.1 million of non-recurring integration costs associated with the two acquisitions completed in 2024.
The majority of our operating expenses relate to personnel costs, which include (i) salaries and benefits, (ii) commissions paid to producers, (iii) incentive compensation, and (iv) stock-based compensation. Excluding the impact of deferred compensation, which was recorded in "Corporate and Other" for segment reporting purposes, operating expenses increased by approximately $244.4 million during the three months ended March 31, 2025 as compared to the same period in 2024, driven by $194.1 million higher personnel costs (of which $193.7 million was attributed to the net impact of acquisitions and divestitures), $15.3 million higher depreciation and amortization costs, $11.4 million higher facility costs, $9.9 million higher direct costs, $5.7 million higher technology costs, $3.9 million higher travel and entertainment costs, $2.1 million higher professional service costs, and $1.9 million higher marketing costs. Personnel costs are discussed in further detail under “Operating Practice Groups” below.

Corporate General & Administrative (“G&A”) Expenses

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(Amounts in thousands, except percentages)
G&A expenses	$28,070	$18,711	$9,359	50.0%
G&A expenses % of revenue	3.3%	3.8%
G&A expenses excluding deferred compensation	$28,189	$17,654	$10,535	59.7%
G&A expenses excluding deferred compensation % of revenue	3.4%	3.6%

Three months ended March 31, 2025 compared to March 31, 2024. The deferred compensation plan decreased G&A expenses by $0.1 million for the three months ended March 31, 2025, and increased G&A expenses by $1.1 million during the same period in 2024. The G&A expenses, excluding the impact of the deferred compensation plan, would have been $28.2 million, or 3.4% of revenue, for the three months ended March 31, 2025, compared to $17.7 million, or 3.6% of revenue, for the same period in 2024, an increase of approximately $10.5 million. The increase was primarily driven by $4.1 million higher legal and other professional services costs largely associated with the Transaction, $2.1 million higher personnel costs, $2.0 million higher other discretionary spending to support business growth, $0.9 million higher insurance costs, $0.6 million higher marketing costs, $0.5 million higher technology costs, and $0.3 million higher travel and entertainment costs. The G&A expenses for the three months ended March 31, 2025 included approximately $6.7 million of integration costs primarily associated with the Transaction. For the three months ended March 31, 2024 there were approximately $0.5 million non-recurring transaction and integration costs associated with acquisitions.

Other Income (Expense), Net

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(Amounts in thousands, except percentages)
Interest expense	$(25,156)	$(4,511)	$(20,645)	457.7%
Other income (expense), net (1)	(1,966)	9,424	(11,390)	(120.9)%
Total other income (expense), net	$(27,122)	$4,913	$(32,035)	(652.0)%

(1) Other income (expense), net includes a net loss of $(2.6) million during the three months ended March 31, 2025, and a net gain of $9.6 million for the same period in 2024, associated with the value of investments held in a rabbi trust related to the deferred compensation plan, which were recorded in "Corporate and Other" for segment reporting purposes. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan are offset by a corresponding increase or decrease to compensation expense, which is recorded as “Operating expenses” and “G&A expenses.” The deferred compensation plan has no impact on “Income before income tax expense” or diluted earnings per share. In addition, included in Other income, net for the three months ended March 31, 2025 and 2024, is expense of $0.5 million and $0.4 million, respectively, related to net changes in the fair value of contingent consideration related to prior acquisitions.

Interest Expense
Three months ended March 31, 2025 compared with March 31, 2024. During the three months ended March 31, 2025, our average debt balance and weighted average effective interest rate were $1,443.4 million and 6.57%, respectively, compared to $325.6 million and 5.23%, respectively, for the same period of 2024. The increase in interest expense for the three months ended March 31, 2025 as compared to the same period in 2024 was primarily driven by higher average debt balance associated with the 2024 Credit Facilities which was entered into on November 1, 2024.
Our indebtedness is further discussed in Note 5, Debt and Financing Arrangements, to the accompanying unaudited condensed consolidated financial statements.

Other Income (Expense), Net
Three months ended March 31, 2025 compared with March 31, 2024. For the three months ended March 31, 2025, other income (expense), net includes a net loss of $(2.6) million associated with the deferred compensation plan. For the same period in 2024, other income (expense), net includes a net gain of $9.6 million associated with the deferred compensation plan. Excluding the impact of the deferred compensation plan from other income (expense), net would result in an increase of $0.8 million for the three months ended March 31, 2025 compared to the same period in 2024. The increase was primarily due to higher expense related to contingent consideration fair value adjustments of $0.2 million, a $0.3 million gain on the sale of assets, and higher other expenses of $0.3 million.
Further discussion related to the fair value contingent consideration adjustment is included in Note 8, Fair Value Measurements, to the accompanying unaudited condensed financial statements.
Income Tax Expense

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(Amounts in thousands, except percentages)
Income tax expense	$50,137	$27,130	$23,007	84.8%
Effective tax rate	29.0%	26.1%

Three months ended March 31, 2025 compared with March 31, 2024. The effective tax rate for the three months ended March 31, 2025 was 29.0%, compared to an effective tax rate of 26.1% for the comparable period in 2024. The increase in the effective tax rate for the three month period ended March 31, 2025 was primarily due to a lower tax benefit recognized related to stock-based compensation expense during the first quarter of 2025 compared to the same period in 2024, which adversely affected the effective tax rate as related to pre-tax income. The increase in income tax expense in the first three months of 2025 compared to the same period in the prior year was primarily driven by the increase in pre-tax income in 2025.
Operating Practice Groups
We deliver our integrated services through three practice groups: Financial Services, Benefits and Insurance Services, and National Practices. A description of these groups' operating results and factors affecting their businesses is provided below.

Financial Services

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue	$713,661	$372,630	$341,031	91.5%
Operating expenses	510,493	265,561	244,932	92.2%
Gross margin / Operating income	203,168	107,069	96,099	89.8%
Total other income, net	185	86	99	115.1%
Income before income tax expense	$203,353	$107,155	$96,198	89.8%
Gross margin percent	28.5%	28.7%

Three months ended March 31, 2025 compared to March 31, 2024
Revenue
The Financial Services practice group revenue for the three months ended March 31, 2025 grew by 91.5% to $713.7 million from $372.6 million during the same period in 2024. This increase is primarily driven by those units that provide traditional accounting and tax-related services, which increased $315.6 million as a result of the acquistion, the units that provide national technology services, which increased $12.9 million all attributed to the acquisition, the units that provide advisory services, which increased by $8.6 million, and the units that provide government healthcare compliance business consulting, which increased by approximately $3.9 million.
We provide a range of services to affiliated CPA firms under joint referral and administrative service agreements (“ASAs”). Fees earned under the ASAs are recorded as revenue in the accompanying Condensed Consolidated Statements of Comprehensive Income and were approximately $234.3 million and $87.8 million for the three months ended March 31, 2025 and 2024, respectively.
Operating Expenses
Operating expenses for the three months ended March 31, 2025 increased by $244.9 million, or 92.2%, as compared to the same period last year. Personnel costs increased by $194.7 million, of which acquisitions contributed approximately $194.4 million to the increase. Compared to the same period in 2024, depreciation and amortization costs, direct costs, facility costs, technology costs, marketing costs, and professional services costs increased by approximately $15.7 million, $12.6 million, and $11.4 million, $5.4 million, $2.0 million, and $1.1 million, respectively. Additionally, there was $2.1 million higher other discretionary spending to support business growth. Operating expenses as a percentage of revenue increased slightly to 71.5% for the three months ended March 31, 2025 from 71.3% of revenue for the prior year quarter.

Benefits and Insurance Services

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue	$112,976	$108,408	$4,568	4.2%
Operating expenses	85,358	83,637	1,721	2.1%
Gross margin / Operating income	27,618	24,771	2,847	11.5%
Total other income, net	327	44	283	643.2%
Income before income tax expense	$27,945	$24,815	$3,130	12.6%
Gross margin percent	24.4%	22.8%
Three months ended March 31, 2025 compared to March 31, 2024
Revenue
The Benefits and Insurance Services practice group revenue increased by $4.6 million, or 4.2%, to $113.0 million during the three months ended March 31, 2025 compared to $108.4 million for the same period in 2024. The increase is primarily driven by a $5.5 million increase in payroll-related services and a $3.1 million increase in the employee benefit and retirement benefit services lines. The increase was offset by a $4.0 million decrease in the property and casualty services revenue.
Operating Expenses
Operating expenses for the three months ended March 31, 2025 increased by $1.7 million, or 2.1%, when compared to the same period last year. Personnel costs increased by $0.9 million, of which acquisitions contributed $1.6 million, offset by lower compensation related costs. Compared to the same period in 2024, direct cost increased by approximately $1.4 million. The increase was offset with a decrease of approximately $0.7 million in other discretionary spending to support business growth. Operating expenses as a percentage of revenue decreased to 75.6% for the quarter ended March 31, 2025 from 77.2% of revenue for the same period in 2024, primarily due to increase in revenue generated from the employee benefit and retirement benefit services.

National Practices

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue	$11,377	$13,259	$(1,882)	(14.2)%
Operating expenses	10,265	11,933	(1,668)	(14.0)%
Gross margin / Operating income	1,112	1,326	(214)	(16.1)%
Income before income tax expenses	$1,112	$1,326	$(214)	(16.1)%
Gross margin percent	9.8%	10.0%

Three months ended March 31, 2025 compared with March 31, 2024
Revenue and Operating Expenses
The National Practices group is primarily driven by a cost-plus contract with a single client, which has existed since 1999. The cost-plus contract is a five-year contract with the most recent renewal through December 31, 2028. Revenues from this single client accounted for approximately 75% of the National Practice group’s revenue. During the three months ended March 31, 2025, revenue decreased by $1.9 million, or 14.2% due to the divestiture in the same period in 2024. The operating expenses decreased by $1.7 million or 14.0%, primarily driven by lower personnel costs due to the impact of divestiture.

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

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating expenses	$3,796	$15,354	$(11,558)	(75.3)%
Corporate general and administrative expenses	28,070	18,711	9,359	50.0%
Operating loss	(31,866)	(34,065)	2,199	(6.5)%
Total other (expense) income, net	(27,634)	4,783	(32,417)	(677.8)%
Loss before income tax expense	$(59,500)	$(29,282)	$(30,218)	103.2%

Three months ended March 31, 2025 compared to March 31, 2024
Total operating expenses increased by $11.6 million during the three months ended March 31, 2025, as compared to the same period in 2024. The deferred compensation plan increased operating expenses by $2.4 million for the three months ended March 31, 2025 and increased operating expenses by $8.6 million during the same period in 2024. Excluding the deferred compensation expenses, operating expenses decreased by $0.5 million during the three months ended March 31, 2025, as compared to the same period in 2024. The decrease was primarily driven by lower personnel costs.
Total corporate general and administrative expenses increased by $9.4 million, or 50.0%, during the three months ended March 31, 2025, as compared to the same period in 2024. The deferred compensation plan decreased corporate general and administrative expenses by $0.1 million for the three months ended March 31, 2025 and increased corporate general and administrative expenses by $1.1 million during the same period in 2024. Excluding the deferred compensation expenses, corporate general and administrative expense increased by approximately $10.5 million during the three months ended March 31, 2025, as compared to the same period in 2024. The increase was primarily driven by $4.1 million higher legal and other professional services costs largely associated with the Transaction, $2.1 million higher personnel costs, $2.0 million higher other discretionary spending to support business growth, $0.9 million higher insurance costs, $0.6 million higher marketing costs, $0.5 million higher technology costs, and $0.3 million higher travel and entertainment costs. The G&A expenses for the three months ended March 31, 2025 included approximately $7.7 million integration costs primarily associated with the Transaction. For the three months ended March 31, 2024, there were approximately $0.5 million non-recurring transaction and integration costs associated with acquisitions.
Total other (expense) income, net increased by $32.4 million during the three months ended March 31, 2025, as compared to the same period in 2024. For the three months ended March 31, 2025, total other (expense) income, net includes a net loss of $2.6 million associated with the deferred compensation plan. For the same period in 2024, total other expense, net includes a net gain of $9.6 million associated with the deferred compensation plan. Excluding the impact of the deferred compensation plan, total other income (expense), net decreased by $20.2 million, primarily due to higher interest expense of $20.6 million, partially offset by a decrease of $0.3 million in interest income.

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
Accounts receivable balances increase in response to the first three months' revenue generated by the Financial Services practice group. A significant amount of this revenue is billed and collected in subsequent quarters. Days sales outstanding (“DSO”) represent accounts receivable and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve months' daily revenue. We provide DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of our ability to collect on receivables in a timely manner. Trailing-twelve-month DSO, including the impact of acquisitions, was 96 days and 101 days at March 31, 2025 and 2024, respectively. DSO at December 31, 2024 was 73 days.
The following table presents selected cash flow information. For additional details, refer to the accompanying Condensed Consolidated Statements of Cash Flows.

	Three Months Ended March 31,
	2025	2024
	(Amounts in thousands)
Net cash used in operating activities	$(88,266)	$(63,720)
Net cash used in investing activities	(4,961)	(28,702)
Net cash provided by financing activities	55,363	71,188
Net decrease in cash, cash equivalents and restricted cash	$(37,864)	$(21,234)

Operating Activities - Cash used in operating activities was $88.3 million during the three months ended March 31, 2025, primarily consisted of working capital use of $247.7 million, which was offset by net income of $122.8 million and certain non-cash items, such as depreciation and amortization expense of $24.8 million, deferred income tax of $4.3 million, stock-based compensation expense of $5.6 million, and an adjustment to contingent earnout liability of $0.5 million. Cash used in operating activities was $63.7 million during the three months ended March 31, 2024, primarily consisted of working capital use of $155.9 million, which was offset by net income of $76.9 million and certain non-cash items, such as depreciation and amortization expense of $9.5 million, deferred income tax of $2.1 million, and stock-based compensation expense of $2.6 million.
Investing Activities - Cash used in investing activities during the three months ended March 31, 2025 was $5.0 million and consisted primarily of $5.2 million in capital expenditures, and $0.1 million in other investing activities primarily related to acquisition related working capital adjustment payments and notes receivable. The net cash flow related to funds held for clients and other activities were immaterial. Cash used in investing activities during the three months ended March 31, 2024 was $28.7 million and consisted primarily of $21.3 million used for business acquisitions, $5.1 million in capital expenditures, and $2.2 million in other investing activities primarily related to acquisition related working capital adjustment payments and notes receivable. The net cash flow related to funds held for clients and other activities were immaterial.
The balances in funds held for clients and client fund obligations can fluctuate with the timing of cash receipts and the related cash payments. The nature of these accounts is further described in Note 1, Basis of Presentation and Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Financing Activities - Cash provided by financing activities during the three months ended March 31, 2025 was $55.4 million and primarily consisted of $127.5 million in net proceeds from the credit facility, partially offset by $7.6 million of cash used in share repurchases for tax withholding purposes, a $35.1 million net decrease in client fund obligations and $29.5 million in contingent consideration payments related to prior acquisitions. Cash provided by financing activities during the three months ended March 31, 2024 was $71.2 million and primarily consisted of $125.4 million in net proceeds from the credit facility, partially offset by $11.2 million of cash used in share repurchases for tax withholding purposes, a $11.9 million net decrease in client fund obligations and $31.1 million in contingent consideration payments related to prior acquisitions.
CAPITAL RESOURCES
Credit Facility - At March 31, 2025, we had $1,548.4 million outstanding under the 2024 Credit Facilities as well as $3.2 million of outstanding letters of credit. Available funds under the 2024 Credit Facilities, based on the terms of the commitment, were approximately $384.0 million at March 31, 2025. The weighted average interest rate under the 2024 Credit Facilities was 6.57% during the three months ended March 31, 2025, compared to 5.23% for the same period in 2024. The 2024 Credit Facilities allow for the allocation of funds for future strategic initiatives, including acquisitions and the repurchase of our common stock, subject to the terms and conditions of the 2024 Credit Facilities.
Debt Covenant Compliance - Under the 2024 Credit Facilities, we are required to meet certain financial covenants with respect to (i) total leverage ratio and (ii) minimum interest charge coverage ratio. We are in compliance with our financial covenants as of March 31, 2025. Our ability to service our debt and to fund future strategic initiatives will depend upon our ability to generate cash in the future. For further discussion regarding our 2024 Credit Facilities, refer to Note 5, Debt and Financing Arrangements, to the accompanying unaudited condensed consolidated financial statements.

Use of Capital - Our overall business objective continues to focus on making strategic acquisitions that allow us to strengthen our presence in existing markets, expand into high growth industries, and broaden our services to our existing offerings. As a result of the Transaction and related 2024 Credit Facilities we have $1,548.4 million of outstanding debt as of March 31, 2025. To achieve our business objective of making strategic acquisitions, our current priority for use of capital is to maximize cash flow to pay down debt, which will allow us more liquidity to make strategic acquisitions in the future. In addition, we believe that repurchasing shares of our common stock can be a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our stockholders. During the three months ended March 31, 2025 we completed no acquisitions. During the three months ended March 31, 2025, we also repurchased 0.1 million shares of our common stock for tax withholding purposes at a total cost of approximately $7.7 million.
Cash Requirements - Cash requirements for the remainder of 2025 and beyond will include the repayment of outstanding debt and related interest, making strategic acquisitions, funding seasonal working capital requirements, making contingent purchase price payments for previous acquisitions, share repurchases, income tax payments, and capital expenditures. We believe that cash provided by operations, as well as available funds under our 2025 Credit Facilities will be sufficient to meet cash requirements for the remainder of 2025 and beyond.
OFF-BALANCE SHEET ARRANGEMENTS
We maintain administrative service agreements with independent CPA firms (as described more fully under Item 1. “Business – Financial Services” and in Note 1, Basis of Presentation and Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024), which qualify as variable interest entities. The accompanying unaudited condensed consolidated financial statements do not reflect the operations or accounts of variable interest entities as the impact is not material to the financial condition, results of operations, or cash flows of CBIZ.
We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $3.2 million and $3.2 million at March 31, 2025 and December 31, 2024, respectively. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.2 million and $2.2 million at March 31, 2025 and December 31, 2024, respectively.
We have various agreements under which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by us under such indemnification clauses is generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2025, we are not aware of any material obligations arising under indemnification agreements that would require payment.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The SEC defines critical accounting policies as those that are most important to the portrayal of a company’s financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
Our discussion and analysis of our results of operations, financial condition and liquidity is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements. As more information becomes known, these estimates and assumptions could change, which would have an impact on actual results that may differ materially from these estimates and judgments under different assumptions. We have not made any changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
NEW ACCOUNTING PRONOUNCEMENTS
Refer to Note 2, New Accounting Pronouncements, to the accompanying unaudited condensed consolidated financial statements for a discussion of recently issued accounting pronouncements.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our financial position, business strategy and plans and objectives for future performance are forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are commonly identified by the use of such terms and phrases as “will,” “could,” “can,” “may,” “strive,” “hope,” "intend," "believe," "estimate," ”continue,” “plan,” "expect," "project," "anticipate," “outlook,” "foreseeable future," "seek" and words or phrases of similar import in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated services, sales efforts, expenses, and financial results.

From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements that we make, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to: payments on accounts receivable may be slower than expected, or amounts due on receivables or notes may not be fully collectible; our business could be adversely affected if Marcum does not perform to our expectations or we underestimate the liabilities we have assumed; we are dependent on the services of our executive officers, and other key employees, the loss of whom may have a material adverse effect on our business, financial condition and results of operations; restrictions imposed by independence requirements and conflict of interest rules, as well as the nature and terms of our current Administrative Service Agreements, limit our ability to provide services to clients of the attest firms with which we have contractual relationships and the ability of such attest firms to provide attestation services to our clients; our goodwill and other intangible assets could become impaired, which could lead to material non-cash charges against earnings and a material impact on our results of operations and financial condition; certain liabilities resulting from acquisitions are estimated and could lead to a material impact on our results of operations; we may fail to realize the anticipated benefits of acquisitions, or they may prove disruptive and could result in the combined business failing to meet our expectations; recent Securities & Exchange Commission ("SEC") and Public Company Accounting Oversight Board ("PCAOB") sanctions against Marcum may adversely impact our performance and reputation; if we are unable to implement and maintain effective internal control over financial reporting following the Transaction, we may fail to prevent or detect material misstatements in our financial statements, in which case investors could lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decline; we may not be able to acquire and finance additional businesses, which could limit our ability to pursue our business strategy; we will incur transaction, integration, and restructuring costs in connection with our acquisition program; governmental regulations and interpretations are subject to changes, which could have a material adverse effect on our financial condition; changes in the United States healthcare environment, including new healthcare legislation, may adversely affect the revenue and margins in our healthcare benefit business; we are subject to risks relating to processing customer transactions for our payroll and other transaction processing businesses; cyberattacks or other security breaches involving our computer systems or the systems of one or more of our vendors could materially and adversely affect our business; we are subject to risk as it relates to software that we license from third parties; we are reliant on information processing systems and any failure or disruptions of these systems could have a material adverse effect on our business, financial condition and results of operations; we could be held liable for errors and omissions; the business services industry is competitive and fragmented, if we are unable to compete effectively, our business, financial condition and results of operations could be negatively impacted; given our levels of share-based compensation, our tax rate may vary significantly depending on our stock price; rapid technological changes could significantly impact our competitive position, client relationships and operating results and our ability to realize the anticipated benefits of the Transaction; climate change legislation or regulations restricting emissions of greenhouse gases could result in increased operating costs; the widespread outbreak of a communicable illness or any other public health crisis could adversely affect our business, financial condition and results of operations; we require a significant amount of cash for interest payments on our debt and to expand our business as planned; terms of our amended and restated credit agreement the 2024 Credit Facilities could adversely affect our ability to run our business and/or reduce stockholder returns; our failure to satisfy covenants in our debt instruments could cause a default under those instruments; our increased leverage following the Transaction may adversely impact our business; we may be more sensitive to revenue fluctuations than other companies, which could result in fluctuations in the market price of our common stock; the significant number of shares issuable as the stock consideration in the Transaction may adversely impact our stock price; the future issuance of additional shares could adversely affect the price of our common stock; there is volatility in our stock price; and the price of our common stock could be adversely impacted if we do not perform to expectations following the Transaction.

Such forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Should one or more of these risks materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or implied.

Consequently, no forward-looking statement can be guaranteed. A more detailed description of risk factors may be found in our periodic filings with the SEC, including in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024. All forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in the current, quarterly, periodic and annual reports we file with the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our floating rate debt under the 2024 Credit Facilities exposes us to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would have affected the rate at which we could borrow funds under the 2024 Credit Facilities. The balance outstanding under our 2024 Credit Facilities at March 31, 2025 was $1,548.4 million, of which $1,348.4 million was subject to rate risk. If market rates were to increase or decrease 100 basis points from the levels at March 31, 2025, interest expense would have increased or decreased approximately $13.5 million annually.
We do not engage in trading market risk sensitive instruments. We periodically use interest rate swaps to manage interest rate risk exposure. The interest rate swaps effectively modify our exposure to interest rate risk, primarily through converting portions of our floating rate debt under the 2024 Credit Facilities to a fixed rate basis. These agreements involve the receipt or payment of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts.
As of March 31, 2025, we have the following interest rate swaps outstanding (in thousands):

	March 31, 2025
	Notional Amount	Fixed Rate	Expiration
Interest rate swap	$50,000	0.834%	4/14/2025
Interest rate swap	$30,000	1.186%	12/14/2026
Interest rate swap	$20,000	2.450%	8/14/2027
Interest rate swap	$25,000	3.669%	4/14/2028
Interest rate swap	$25,000	4.488%	10/14/2028
Interest rate swap	$50,000	3.703%	3/14/2030
Management will continue to evaluate the potential use of interest rate swaps as we deem appropriate under certain operating and market conditions. We do not enter into derivative instruments for trading or speculative purposes.
In connection with the services provided by our payroll operations, funds collected from our clients’ accounts in advance are segregated and may be invested in short-term investments, such as corporate and municipal bonds. In accordance with our investment policy, all investments carry an investment grade rating at the time of the initial acquisition, and are classified as available-for-sale securities. At each respective balance sheet date, these investments are adjusted to fair value with fair value adjustments being recorded to other comprehensive income or loss and reflected in the accompanying Condensed Consolidated Statements of Comprehensive Income for the respective period. If an investment is deemed to be other-than-temporarily impaired due to credit loss, then the adjustment is recorded to "Other income (expense), net" in the accompanying Condensed Consolidated Statements of Comprehensive Income. Refer to Note 7, Financial Instruments, and Note 8, Fair Value Measurements, to the accompanying unaudited condensed consolidated financial statements for further discussion regarding these investments and the related fair value assessments.
ITEM 4. CONTROLS AND PROCEDURES
(a) Disclosure Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management has evaluated the effectiveness of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report. This evaluation (“Controls Evaluation”) was done with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Disclosure Controls are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the CEO and CFO as appropriate, to allow timely decisions regarding required disclosure.
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
(b) Internal Control over Financial Reporting
We are currently in the process of fully integrating control processes and information systems related to the Marcum acquisition into our existing control environment. We believe that we have taken the necessary steps to monitor and maintain appropriate internal controls over financial reporting during this integration.
Other than the above, there have been no changes to our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC. These risks could materially and adversely affect the business, financial condition and results of operations of CBIZ.

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

Our goodwill and other intangible assets could become impaired, which could lead to material non-cash charges against earnings and a material impact on our results of operations and financial condition. As of March 31, 2025, the net carrying value of our goodwill and other intangible assets totaled $2,332.2 million and $595.3 million, respectively. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other, and ASC Topic 360, Property, Plant, and Equipment, we assess these assets, including client lists, to determine if there is any indication of impairment. Failure to achieve the anticipated benefits of the Transaction, significant negative industry or economic trends, disruptions to our business, adverse changes resulting from new governmental regulations, negative impact on client list due to loss of customers, impact on client list due to declining revenue of existing customers, divestitures and sustained market capitalization declines may result in recognition of impairments. Any impairment of goodwill or intangible assets would result in a non-cash charge against current earnings, which could lead to a material impact on our results of operations and financial condition. Given the significant increase in goodwill and intangible assets following the Transaction, the potential magnitude of any such impairment could be significant.

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

We require a significant amount of cash for interest payments on our debt and to expand our business as planned. As of March 31, 2025, our debt consisted primarily of $1.5 billion in principal amount outstanding under our amended and restated credit agreement (the "2024 Credit Facilities") providing for $2.0 billion in senior secured credit facilities, consisting of a $1.4 billion term loan (the "Term Loan") and $600.0 million revolving credit facility (the "Revolving Credit Facility"). Our debt requires us to dedicate a portion of our cash flow from operations to pay interest on our indebtedness, thereby reducing the funds available to use for acquisitions, capital expenditures and general corporate purposes. Our ability to make interest payments on our debt, and to fund acquisitions, will depend upon our ability to generate cash in the future. Insufficient cash flow could place us at risk of default under our debt agreements or could prevent us from expanding our business as planned. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under the 2024 Credit Facilities in an amount sufficient to enable us to fund our other liquidity needs. Volatility in interest rates from monetary policy or economic conditions could increase interest expense, cause uncertainty and impact our ability to pay interest on our indebtedness. Refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for further information regarding interest rate risk.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent sales of unregistered securities
During the three months ended March 31, 2025, approximately 33 thousand shares of our common stock were issued as payment for contingent consideration for previous acquisitions. In addition, the Company delivered 3.7 million shares to the selling shareholders pursuant to the terms of the Transaction. The foregoing shares were issued in transactions not involving a public offering in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act. The persons to whom the shares were issued had access to full information about the Company and represented that they acquired the shares for their own account and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold, or otherwise transferred without having first been registered under the Securities Act or pursuant to an exemption from the Securities Act.

(b) Issuer purchases of equity securities
On February 11, 2025, our Board of Directors authorized the continuation of the Share Repurchase Program, which has been renewed annually for the past twenty years. It was effective beginning March 31, 2025, from which the amount of shares of common stock available to be purchased by the Company was reset to five million shares, and the Share Repurchase Program expires on March 31, 2026. This authorization allows us to purchase shares of our common stock (i) in the open market, (ii) in privately negotiated transactions, or (iii) under Rule 10b5-1 trading plans.
Privately negotiated transactions may include purchases from our employees, officers and directors, in accordance with SEC rules. Privately negotiated transactions may also include purchases from former partners of Marcum pursuant to the Company's right, but not obligation, to repurchase any shares issued to such former partners as consideration for the Transaction, in the event that the former partner intends to sell the shares in a market transaction in the four years following closing. Rule 10b5-1 trading plans allow for repurchases during periods when we would not normally be active in the trading market due to regulatory restrictions. The Share Repurchase Program does not obligate us to acquire any specific number of shares and may be suspended at any time.
Shares repurchased under the Share Repurchase Program during the three months ended March 31, 2025 (reported on a trade-date basis) are summarized in the table below (amounts in thousands, except per share data). Average price paid per share includes fees and commissions.

	Issuer Purchases of Equity Securities
First Quarter Purchases	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
January 1 – January 31, 2025	—	$—	—	4,996
February 1 – February 28, 2025	88	$87.54	88	4,908
March 1 - March 31, 2025	—	$—	—	4,908
First Quarter Purchases	88	$—	88

According to the terms of our 2024 Credit Facilities, our ability to declare or make any dividend payments is limited. Refer to Note 5, Debt and Financing Arrangements, to the condensed consolidated financial statements for a description of working capital restrictions and limitations on the payment of dividends.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the quarter period ended March 31, 2025, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense condition of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement" (as defined in the Exchange Act).

Item 6. Exhibits

10.1 *
First Amendment to Amended and Restated Credit Agreement, dated March 7, 2025, by and among CBIZ Operations Inc., CBIZ, Inc., Bank of America, N.A., as Agent, and other financial institutions party hereto.

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

CBIZ, Inc.
(Registrant)

Date:	April 25, 2025	By:	/s/ BRAD LAKHIA
Brad Lakhia
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer