Form 10-Q
period 2025-06-30
CBIZ, Inc.
filed 2025-07-31
CIK 944148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at July 25, 2025
Common Stock, $0.01 par value	53,975,243

CBIZ, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$39,817	$13,826
Restricted cash	49,145	38,661
Accounts receivable, net	676,054	534,858
Other current assets	82,142	72,528
Current assets before funds held for clients	847,158	659,873
Funds held for clients	118,877	175,853
Total current assets	966,035	835,726
Non-current assets:
Property and equipment, net	88,535	88,163
Goodwill and other intangible assets, net	2,899,958	2,945,470
Assets of deferred compensation plan	177,150	167,170
Right-of-use assets, net	367,476	393,512
Other non-current assets	38,819	40,842
Total non-current assets	3,571,938	3,635,157
Total assets	$4,537,973	$4,470,883
LIABILITIES
Current liabilities:
Accounts payable	$119,339	$90,646
Income taxes payable	23,892	—
Accrued personnel costs	106,612	172,759
Contingent purchase price liabilities	37,325	61,164
Lease liabilities	62,187	60,549
Short-term debt (1)	66,274	66,177
Other current liabilities	67,987	78,579
Current liabilities before client fund obligations	483,616	529,874
Client fund obligations	118,705	175,928
Total current liabilities	602,321	705,802
Non-current liabilities:
Long-term debt (1)	1,488,215	1,333,755
Income taxes payable	2,595	2,193
Deferred income taxes, net	13,154	10,880
Deferred compensation plan obligations	177,150	167,170
Contingent purchase price liabilities	11,408	35,803
Lease liabilities	345,635	372,586
Other non-current liabilities	5,652	62,711
Total non-current liabilities	2,043,809	1,985,098
Total liabilities	2,646,130	2,690,900
STOCKHOLDERS' EQUITY
Common stock	1,429	1,380
Additional paid in capital	1,821,388	1,791,863
Retained earnings	1,060,837	896,122
Treasury stock	(989,680)	(910,601)
Accumulated other comprehensive (loss) income	(2,131)	1,219
Total stockholders’ equity	1,891,843	1,779,983
Total liabilities and stockholders’ equity	$4,537,973	$4,470,883
See the accompanying notes to the unaudited condensed consolidated financial statements
(1)Reflects the net debt for the Term Loan and Revolving Credit Facility with the associated debt issuance costs in short-term and long-term liabilities. See Note 5. Debt and Financing Arrangements for further discussion of the short-term and long-term debt.

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$683,496	$420,012	$1,521,510	$914,309
Operating expenses	595,587	366,368	1,205,499	742,853
Gross margin	87,909	53,644	316,011	171,456
Corporate general and administrative expenses	27,637	22,050	55,707	40,761
Operating income	60,272	31,594	260,304	130,695
Other (expense) income:
Interest expense	(27,867)	(5,884)	(53,023)	(10,395)
Other income, net	25,374	2,483	23,408	11,907
Total other (expense) income, net	(2,493)	(3,401)	(29,615)	1,512
Income before income tax expense	57,779	28,193	230,689	132,207
Income tax expense	15,837	8,400	65,974	35,530
Net Income	$41,942	$19,793	164,715	96,677
Earnings per share:
Basic	$0.66	$0.39	$2.59	$1.93
Diluted	$0.66	$0.39	$2.58	$1.92
Basic weighted average shares outstanding	63,542	50,111	63,692	50,079
Diluted weighted average shares outstanding	63,784	50,276	63,960	50,248
Comprehensive income:
Net income	$41,942	$19,793	$164,715	$96,677
Other comprehensive (loss) income, net of tax	(2,115)	(142)	(3,350)	876
Comprehensive income	$39,827	$19,651	$161,365	$97,553

See the accompanying notes to the unaudited condensed consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
March 31, 2025	141,924	87,835	$1,420	$1,812,729	$1,018,895	$(918,327)	$(16)	$1,914,701
Net income	—	—	—	—	41,942	—	—	41,942
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,115)	(2,115)
Share repurchases	—	991	—	—	—	(71,321)	—	(71,321)
Indirect repurchase of shares for minimum tax withholding	—	1	—	—	—	(32)	—	(32)
Restricted stock units and awards	21	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	6,600	—	—	—	6,600
Business acquisitions	906	—	9	2,059	—	—	—	2,068
June 30, 2025	142,851	88,827	$1,429	$1,821,388	$1,060,837	$(989,680)	$(2,131)	$1,891,843

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
March 31, 2024	137,855	87,743	$1,379	$841,268	$931,968	$(910,322)	$2,796	$867,089
Net income	—	—	—	—	19,793	—	—	19,793
Other comprehensive loss, net of tax	—	—	—	—	—	—	(142)	(142)
Restricted stock units and awards	16	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	2,378	—	—	—	2,378
Business acquisitions	34	—	—	2,316	—	—	—	2,316
June 30, 2024	137,905	87,743	$1,379	$845,962	$951,761	$(910,322)	$2,654	$891,434

See the accompanying notes to the unaudited condensed consolidated financial statements

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2024	137,945	87,747	1,380	1,791,863	896,122	(910,601)	1,219	1,779,983
Net income	—	—	—	—	164,715	—	—	164,715
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3,350)	(3,350)
Share repurchases	—	991	—	—	—	(71,321)	—	(71,321)
Indirect repurchase of shares for minimum tax withholding	—	89	—	—	—	(7,758)	—	(7,758)
Restricted stock units and awards	99	—	1	(1)	—	—	—	—
Performance share units	124	—	1	(1)	—	—	—	—
Stock-based compensation	—	—	—	12,239	—	—	—	12,239
Business acquisitions	4,683	—	47	17,288	—	—	—	17,335
June 30, 2025	142,851	88,827	$1,429	$1,821,388	$1,060,837	$(989,680)	$(2,131)	$1,891,843

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
December 31, 2023	137,387	87,573	$1,374	$832,475	$855,084	$(899,093)	$1,778	$791,618
Net income	—	—	—	—	96,677	—	—	96,677
Other comprehensive income, net of tax	—	—	—	—	—	—	876	876
Indirect repurchase of shares for minimum tax withholding	—	170	—	—	—	(11,229)	—	(11,229)
Restricted stock units and awards	118	—	1	(1)	—	—	—	—
Performance share units	273	—	3	(3)	—	—	—	—
Stock-based compensation	—	—	—	5,016	—	—	—	5,016
Business acquisitions	127	—	1	8,475	—	—	—	8,476
June 30, 2024	137,905	87,743	$1,379	$845,962	$951,761	$(910,322)	$2,654	$891,434

See the accompanying notes to the unaudited condensed consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$164,715	$96,677
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	49,858	19,008
Bad debt expense, net of recoveries	1,862	1,244
Adjustment to contingent purchase price liabilities	1,487	638
Stock-based compensation expense	12,239	5,016
Deferred income taxes	17,148	3,128
Other, net	2,683	273
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(143,107)	(95,997)
Other assets	(12,459)	(1,663)
Accounts payable	28,848	25,058
Income taxes payable	28,119	5,443
Accrued personnel costs	(75,561)	(38,502)
Other liabilities	(50,952)	4,116
Net cash provided by operating activities	24,880	24,439
Cash flows from investing activities:
Business acquisitions and purchases of client lists, net of cash acquired	—	(22,493)
Purchases of client fund investments	(19,350)	(12,100)
Proceeds from the sales and maturities of client fund investments	21,645	12,421
Proceeds from sales of divested operations	289	—
Change in funds held for clients	(2,285)	(301)
Additions to property and equipment	(13,125)	(6,973)
Other, net	527	(3,801)
Net cash used in investing activities	(12,299)	(33,247)
Cash flows from financing activities:
Proceeds from bank debt	849,600	619,800
Payment of bank debt	(696,800)	(551,200)
Deferred financing costs	(983)	—
Payment for acquisition of treasury stock	(71,321)	—
Indirect repurchase of shares for minimum tax withholding	(7,758)	(11,229)
Changes in client funds obligations	(57,223)	(28,270)
Payment of contingent consideration for acquisitions and client lists	(48,764)	(41,021)
Net cash used in financing activities	(33,249)	(11,920)
Net decrease in cash, cash equivalents and restricted cash	(20,668)	(20,728)
Cash, cash equivalents and restricted cash at beginning of year	$187,170	$157,148
Cash, cash equivalents and restricted cash at end of period	$166,502	$136,420

Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$39,817	$1,128
Restricted cash	49,145	44,947
Cash equivalents included in funds held for clients	77,540	90,345
Total cash, cash equivalents and restricted cash	$166,502	$136,420

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
GAAP – United States Generally Accepted Accounting Principles
SOFR – Secured Overnight Financing Rate
SEC – United States Securities and Exchange Commission
Marcum Acquisition - the Transaction
Description of Business: CBIZ, Inc., together with all of its wholly-owned subsidiaries ("CBIZ", the "Company", "we", "us", or "our"), is a diversified services company which, acting through its subsidiaries, has been providing professional business services since 1996, primarily to small and medium-sized businesses, as well as individuals, governmental entities, and not-for-profit enterprises throughout the United States and parts of Canada. CBIZ manages and reports its operations along three practice groups: Financial Services, Benefits and Insurance Services and National Practices. A further description of products and services offered by each of the practice groups is provided in Note 13, Segment Disclosures.
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
The Captive Insurance Company recognizes premium as revenue monthly as monthly coverage expires. For the three and six months ended June 30, 2025, revenue from the Captive Insurance Company was not material.
Basis of Consolidation: The accompanying unaudited condensed consolidated financial statements include the operations of CBIZ, Inc. and all of its wholly-owned subsidiaries after elimination of all intercompany balances and transactions. We have determined that our relationship with certain CPA firms with which we maintain ASAs qualify as variable interest entities ("VIEs"), and we are the primary beneficiary of such VIEs. The accompanying unaudited condensed consolidated financial statements do not reflect the operations or accounts of the VIEs as the impact is not material to the financial condition, results of operations, or cash flows of CBIZ.
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
Accounting Standards Issued But Not Yet Adopted - In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about an entity's effective tax rate reconciliation as well as information on income tax paid. The guidance in this ASU is effective for public companies with annual periods beginning after December 15, 2024. We plan to adopt the guidance for the fiscal year ending December 31, 2025. We are currently evaluating the effect adoption of this ASU will have on our consolidated financial statements.
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
In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (VIE). This standard clarifies the guidance in determining the accounting acquirer in a business combination effected primarily by exchanging equity interests when the acquiree is a VIE that meets the definition of a business. The guidance in this ASU is effective for public companies with annual periods beginning after December 15, 2026, and interim periods within those fiscal years. We plan to adopt the guidance for the fiscal year ending December 31, 2027. We are currently evaluating the effect of adopting this ASU will have on our consolidated financial statements.

NOTE 3. BUSINESS COMBINATIONS
Acquisition of Marcum LLP
On November 1, 2024, the Company completed the acquisition of Marcum LLP (“Marcum”). The acquisition is referred to herein as the “Transaction”. During the six months ended June 30, 2025, the Company’s condensed consolidated statement of comprehensive income included $579.6 million of revenue and $119.1 million of operating income associated with the results of operations of Marcum.
Stock Consideration Transferred
At closing, the purchase price for the purpose of the Transaction consisted of an aggregate of $1,063.0 million of cash consideration and $934.7 million of the Company’s common stock, which represents a fair value of 13.6 million shares issued as stock consideration. Pursuant to the terms of the Transaction, with respect to the 13.6 million shares of stock consideration, approximately 4.9 million shares, in aggregate, were delivered from January 2, 2025 to July 1, 2025 to the selling shareholders. The remaining 8.7 million shares will be delivered in 29 monthly installments starting on August 1, 2025.
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
During the six months ended June 30, 2025, the Company reassessed its estimates and inputs as new information about facts and circumstances that existed as of the acquisition date became known. As a result, the Company recorded a $23.0 million reduction in goodwill as a measurement period adjustment. The reduction to goodwill consists of a $21.0 million adjustment reflecting a reduction of the estimated settlement amounts associated with an acquired liability from $61.0 million to $40.0 million and a $2.0 million net increase in assets acquired. In the process, the Company also recorded a $8.7 million increase to goodwill as a result of recording an assumed liability associated with certain accrued personnel obligations previously unrecognized on the provisional opening balance sheet. The income statement impact, had those adjustments been made as of the acquisition date, was considered immaterial.
The following table summarizes the preliminary acquisition date fair value of net tangible and intangible assets acquired, net of liabilities assumed from Marcum, with the excess recorded as goodwill (in thousands):

On November 1, 2024
Fair Value
Total consideration transferred	$1,997,781
Asset acquired:
Account receivable	169,391
Unbilled revenue	23,247
Other current assets	25,898
Property and equipment	31,221
Other intangible assets	490,000
Right-of- use asset	166,840
Deferred income taxes, net	3,533
Total identifiable asset acquired	910,130
Liabilities assumed:
Account payable	25,384
Accrued personnel costs	54,064
Other current liabilities	67,156
Contingent purchase price assumed (current and non-current)	24,947
Lease liabilities (current and non-current)	174,256
Other non-current liabilities	1,295
Total liabilities assumed	347,102
Net asset acquired	563,028
Goodwill	$1,434,753

The preliminary purchase price allocation is subject to further refinement and may require adjustments to arrive at the final purchase price allocation. The above fair value of assets acquired and liabilities assumed are preliminary and are based on the information that was available as of the reporting date. The final determination of the fair value of certain assets and liabilities will be completed as soon as the necessary information, such as final working capital adjustments, becomes available but no later than one year from the acquisition date.

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
Accounts receivable, net, at June 30, 2025 and December 31, 2024 was as follows (in thousands):

	June 30, 2025	December 31, 2024
Trade accounts receivable	$502,115	$416,211
Unbilled revenue, at net realizable value	223,856	150,362
Total accounts receivable	725,971	566,573
Allowance for doubtful accounts	(49,917)	(31,715)
Accounts receivable, net	$676,054	$534,858

Changes to the allowance for doubtful accounts for the six months ended June 30, 2025 and year ended December 31, 2024 were as follows (in thousands):

	June 30, 2025	December 31, 2024
Balance at beginning of period	$(31,715)	$(25,598)
Provision	(19,323)	(19,979)
Charge-offs, net of recoveries	1,121	13,862
Allowance for doubtful accounts	$(49,917)	$(31,715)
NOTE 5. DEBT AND FINANCING ARRANGEMENTS
2024 Credit Facilities - Our primary debt financing arrangement is the Amended and Restated Credit Agreement, dated as of November 1, 2024, as amended by the First Amendment, dated as of March 7, 2025, by and among the Company, CBIZ, Inc. as the borrower, the lenders party thereto from time to time and Bank of America, N.A., as the agent, which provides $2.0 billion in senior secured credit facilities, consisting of term loans with an original principle amount of $1.4 billion (the “Term Loan”) and a $600.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan, as may be further amended, restated, supplemented or otherwise modified from time to time, the "2024 Credit Facilities"). On April 29, 2025, the Company entered into a Second Amendment (the "Debt Amendment") to the 2024 Credit Facilities. The Debt Amendment added a usual and customary "Available Amount" basket available for making of certain investments and/or restricted payments (including share repurchases) from time to time subject to the satisfaction of certain terms and conditions set forth therein and made certain other technical changes. The changes from the Debt Amendment have been accounted for as a modification under ASC 470, Debt ("ASC 470") and had an immaterial impact to the financial statements.
The 2024 Credit Facilities mature on November 1, 2029. The Term Loan provides for scheduled annual principal amortization payments of 5% in the first two years following closing, 7.5% annually in the third and fourth year following closing and 10% in the fifth year following closing, with the balance due at maturity.
The 2024 Credit Facilities contains certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens or other encumbrances, making certain payments, investments, or to sell or otherwise dispose of a substantial portion of assets, or to merge or consolidate with an unaffiliated entity. The 2024 Credit Facilities also limit our ability to make dividend payments. Historically, we have not paid cash dividends on our common stock. Our Board of Directors has discretion over the payment and level of dividends on our common stock, subject to the limitations of the 2024 Credit Facilities and applicable law. The 2024 Credit Facilities contain a provision that, in the event of a defined change in control, the 2024 Credit Facilities may be terminated.
In addition, the 2024 Credit Facilities includes a financial covenant requiring that Total Net Leverage Ratio not exceed 5.00 to 1.00 initially, stepping down in increments to 3.75 to 1.00 during and after the seventh fiscal quarter after the closing (with a limited ability to temporarily increase in connection with material acquisitions commencing in the sixth fiscal quarter after the closing). The 2024 Credit Facilities also require a Minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 and affirmative and negative covenants that are in each case generally similar to those contained in our previous amended and stated 2022 credit facility, but with increases to certain baskets and caps and certain other exceptions. As of June 30, 2025 , we were in compliance with all covenants.
The balance outstanding under the 2024 Credit Facilities at June 30, 2025 and December 31, 2024 was as follows (in thousands):

	June 30, 2025	December 31, 2024
Short-term debt
Current portion Term Loan	$70,000	$70,000
Current portion debt issuance costs, Term Loan	(3,726)	(3,823)
Total short-term debt	$66,274	$66,177

Long-term debt
Revolver Facility	$208,700	$20,900
Debt issuance costs, Revolver	(7,342)	(7,160)
Long Term Portion Term Loan	1,295,000	1,330,000
Long Term Portion Debt Issuance Costs, Term Loan	(8,143)	(9,985)
Total long-term debt	$1,488,215	$1,333,755
The blended effective interest rates under the 2024 Credit Facilities and the 2022 Credit Facility, including the impact of interest rate swaps associated with those credit facilities, for the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30,
	2025	2024
Weighted average rates	6.67%	5.41%
Range of effective rates	3.18% - 8.75%	1.93% - 6.83%
We had approximately $370 million of available funds under the 2024 Credit Facilities at June 30, 2025, based on the terms of the commitment. Available funds under the 2024 Credit Facilities are based on a multiple of earnings before interest, taxes, depreciation and amortization as defined in the 2024 Credit Facilities, and are reduced by letters of credit, other indebtedness and outstanding borrowings under the 2024 Credit Facilities. Under the 2024 Credit Facilities, loans are charged an interest rate consisting of a base rate or term SOFR rate plus an applicable margin, letters of credit are charged based on the same applicable margin, and a commitment fee is charged on the unused portion of the 2024 Credit Facilities.
Refer to the Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion on the 2024 Credit Facilities and the 2022 credit facility.
Other Line of Credit - We have an unsecured $20.0 million line of credit by and among CBIZ Benefits and Insurance, Inc. and Huntington National Bank ("line of credit"). We utilize this line of credit to support our short-term funding requirements of payroll client fund obligations due to the investment of client funds, rather than liquidating client funds that have already been invested in available-for-sale securities. The line of credit did not have a balance outstanding at June 30, 2025 or December 31, 2024. The line of credit was renewed in July 2025 and will now terminate on July 30, 2026.

Interest Expense - Interest expense, including amortization of deferred financing costs, commitment fees, line of credit fees, and other applicable bank charges, for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Credit facilities	$27,862	$5,881	$53,018	$10,392
Other	5	3	5	3
Total	$27,867	$5,884	$53,023	$10,395

NOTE 6. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Guarantees - We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $3.2 million and $3.2 million at June 30, 2025 and December 31, 2024, respectively. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.2 million and $2.2 million at June 30, 2025 and December 31, 2024, respectively.
Legal Proceedings - On December 19, 2016, CBIZ Operations, Inc. ("CBIZ Operations") was named as a defendant in a lawsuit filed by Zotec Partners, LLC (“Zotec”) in the Marion County Indiana Superior Court. After various amendments, the lawsuit asserted claims under Indiana law for securities, statutory and common law fraud or deception, unjust enrichment, breach of contract, and vicarious liability against CBIZ Operations and a former employee of CBIZ MMP in connection with the sale of the CBIZ MMP medical billing practice to Zotec. The plaintiff claimed that CBIZ Operations had a duty to disclose the fact, unknown to employees of CBIZ Operations at the time of the transaction, that the former employee of CBIZ MMP had a financial arrangement with a Zotec vendor at the time CBIZ Operations sold CBIZ MMP to Zotec. The plaintiff sought damages of up to $177.0 million out of the $200.0 million transaction price. Trial was held in October 2021. The jury found in favor of CBIZ on all fraud, contract and other claims before it. On November 14, 2022, the trial court ruled in favor of CBIZ and against Zotec’s claim for statutory securities fraud. The court also ruled in favor of CBIZ on its counterclaim for indemnification under contract. The trial court conducted a hearing on December 12, 2023, to consider evidence regarding the amount of damages owed by Zotec to CBIZ on the counterclaim. On March 12, 2024, the court awarded CBIZ $3.1 million on its counterclaim. On April 10, 2024, Zotec filed a notice of appeal. On April 8, 2025, the Court of Appeals affirmed the trial court's dismissal of the securities fraud claim against CBIZ. The Court of Appeals reversed the award to CBIZ on its counterclaim. Both CBIZ and Zotec opted against appealing this decision, rendering the decision final.
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
In June of 2025, the Company settled litigation against a small group of former employees. As part of the settlement of that litigation, the Company received a settlement payment of $12.5 million, which was recorded as a pre-tax gain in “Other income, net” on the consolidated statements of comprehensive income for the three and six months ended June 30, 2025.
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

NOTE 7. FINANCIAL INSTRUMENTS
Available-For-Sale Debt Securities - In connection with certain services provided by our payroll operations, we collect funds from our clients’ accounts in advance of paying client obligations. These funds held for clients are segregated and invested in accordance with our investment policy, which requires all investments carry an investment grade rating at the time of initial investment. These investments, primarily consisting of corporate and municipal bonds, are classified as available-for-sale and are included in the “Funds held for clients” line item on the accompanying unaudited Condensed Consolidated Balance Sheets. The par value of these investments totaled $39.0 million and $41.3 million at June 30, 2025 and December 31, 2024, respectively, and these investments have maturity or callable dates ranging from July 2025 through February 2028.
At June 30, 2025, unrealized losses on the securities were not material and have not been recognized as a credit loss because the bonds are investment grade quality and management is not required or does not intend to sell prior to an expected recovery in value. The bond issuers continue to make timely principal and interest payments.
The following table summarizes activities related to these investments for the six months ended June 30, 2025 and the year ended December 31, 2024 (in thousands):

	Six Months Ended June 30, 2025	Year Ended December 31, 2024
Fair value at beginning of period	$40,999	$39,459
Purchases	19,350	23,210
Redemptions	(3,525)	(500)
Maturities	(18,120)	(21,423)
Change in bond premium	33	(386)
Fair market value adjustment	174	639
Fair value at end of period	$38,911	$40,999
In addition to the available-for-sale debt securities discussed above, we also held other depository assets in the amount of $2.4 million and $0.2 million at June 30, 2025 and December 31, 2024, respectively. Those depository assets are classified as Level 1 in the fair value hierarchy.
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
The following table summarizes our outstanding interest rate swaps and their classification in the accompanying unaudited Condensed Consolidated Balance Sheets at June 30, 2025 and December 31, 2024 (amounts in thousands):

	June 30, 2025
	Notional Amount	Fixed Rate	Expiration	Fair Value	Balance Sheet Location
Interest rate swap	$30,000	1.186%	12/14/2026	$1,027	Other non-current asset
Interest rate swap	$20,000	2.450%	8/14/2027	$399	Other non-current asset
Interest rate swap	$25,000	3.669%	4/14/2028	$(198)	Other non-current liability
Interest rate swap	$25,000	4.488%	10/14/2028	$(864)	Other non-current liability
Interest rate swap	$50,000	3.703%	3/14/2030	$(702)	Other non-current liability
Interest rate swap	$50,000	3.503%	4/14/2030	$(285)	Other non-current liability
Interest rate swap (1)	$50,000	3.680%	7/14/2030	$(636)	Other non-current liability
Interest rate swap (1)	$50,000	3.680%	7/15/2030	$(681)	Other non-current liability

(1)Entered into during the second quarter of 2025.

	December 31, 2024
	Notional Amount	Fixed Rate	Expiration	Fair Value	Balance Sheet Location
Interest rate swap	$50,000	0.834%	4/14/2025	$495	Other current asset
Interest rate swap	$30,000	1.186%	12/14/2026	$1,604	Other non-current asset
Interest rate swap	$20,000	2.450%	8/14/2027	$776	Other non-current asset
Interest rate swap	$25,000	3.669%	4/14/2028	$243	Other non-current asset
Interest rate swap	$25,000	4.488%	10/14/2028	$(437)	Other non-current liability

Refer to Note 8, Fair Value Measurements, for additional disclosures regarding fair value measurements.
The following table summarizes the effects of the interest rate swaps on the accompanying unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Gain (Loss) Recognized in AOCI, net of tax		Gain Reclassified from AOCI into Expense
	Three Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
Interest rate swaps	$(1,719)	$587	$594	$1,174

	Gain (Loss) Recognized in AOCI, net of tax		Gain Reclassified from AOCI into Expense
	Six months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Interest rate swaps	$(2,436)	$2,441	$1,373	$2,365

NOTE 8. FAIR VALUE MEASUREMENTS
The following table summarizes our assets and (liabilities) at June 30, 2025 and December 31, 2024, respectively, that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (in thousands):

	Level	June 30, 2025	December 31, 2024
Assets of deferred compensation plan	1	$177,150	$167,170
Available-for-sale debt securities	1	$38,911	$40,999
Other depository assets	1	$2,428	$176
Deferred compensation plan obligations	1	$(177,150)	$(167,170)
Interest rate swaps	2	$(1,940)	$2,681
Bank debt	2	$(1,554,489)	$(1,399,932)
Contingent purchase price liabilities	3	$(48,733)	$(96,967)
During the six months ended June 30, 2025 and 2024, there were no transfers between the valuation hierarchy Levels 1, 2 and 3.
The following table summarizes the change in Level 3 fair values of our contingent purchase price liabilities for the six months ended June 30, 2025 and 2024 (pre-tax basis, in thousands):

	2025	2024
Beginning balance – December 31	$(96,967)	$(114,946)
Additions from business acquisitions	(2,941)	(15,184)
Settlement of contingent purchase price liabilities	52,662	46,929
Change in fair value of contingencies	170	423
Change in net present value of contingencies	(1,657)	(1,061)
Ending balance – June 30	$(48,733)	$(83,839)

The following table summarizes the changes in contingent purchase price consideration for previous acquisitions and contingent payments made for previous business acquisitions in the three and six months ended June 30, 2025 and 2024, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net expense	$1,020	$204	$1,487	$638
Cash settlement paid	$19,245	$9,898	$48,764	$40,855
Shares issued (number)	14	34	47	94
Refer to the Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion on the fair value measurements and classification of our financial assets and liabilities.

NOTE 9. OTHER COMPREHENSIVE INCOME
The following table is a summary of other comprehensive income and discloses the tax impact of each component of other comprehensive (loss) income for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net unrealized gain on available-for-sale securities, net of taxes(1)	$51	$167	$123	$223
Net unrealized (loss) gain on interest rate swaps, net of taxes(2)	(2,164)	(292)	(3,465)	668
Foreign currency translation	(2)	(17)	(8)	(15)
Total other comprehensive (loss) income, net of tax	$(2,115)	$(142)	$(3,350)	$876

(1)Net of income tax expense of $22 and $68 for the three months ended June 30, 2025 and 2024, respectively. Net of income tax expense of $51 and $89 for the six months ended June 30, 2025 and 2024, respectively.
(2)Net of income tax benefit of $722 and $99 for the three months ended June 30, 2025 and 2024, respectively. Net of income tax benefit of $1,156 and income tax expense of $223 for the six months ended June 30, 2025 and 2024, respectively.

NOTE 10. COMMON STOCK
Common Stock Issued for the Transaction - Pursuant to the Agreement and Plan of Merger, dated as of July 30, 2024, by and among the Company, Marcum and the other parties thereto (the “Merger Agreement”) and as part of the total purchase price consideration we issued shares to the selling shareholders in the Transaction. Refer to Note 3, Business Combinations, for more detail.
Right of First Refusal Program - Pursuant to the Merger Agreement, the Company and selling shareholders entered into a Right of First Refusal Agreement (the “ROFR Agreement”). Under the ROFR Agreement, the selling shareholders granted the Company a right of first refusal to repurchase all or any portion of our common stock issued to the selling shareholders pursuant to the Merger Agreement. The Company holds the right of first refusal until November 1, 2028.
Share Repurchase Program - Over the past twenty years, our Board of Directors has annually renewed the Company’s share repurchase program, which permits the Company to repurchase, in accordance with SEC rules, up to 5 million shares of our outstanding common stock (i) in the open market, (ii) in privately negotiated transactions, or (iii) under Rule 10b5-1 trading plans (the “Share Repurchase Program”). The Board of Directors authorized the Share Repurchase Program on February 7, 2024, permitting repurchases through March 31, 2025, and February 11, 2025, permitting repurchases through March 31, 2026.
Privately negotiated transactions may include repurchases from employees, officers and directors and repurchases from former partners of Marcum pursuant to the ROFR Agreement, as discussed above.
Refer to Note 14, Common Stock, to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2024 for more detail about the Share Repurchase Program.
We repurchased 1.0 million shares of our common stock at of $71.3 million under the ROFR Agreement during the six months ended June 30, 2025. Additionally, to settle statutory employee withholding related to vesting of stock awards, we repurchased 0.1 million shares of our common stock at cost of $7.8 million during the six months ended June 30, 2025 and 0.2 million shares at a cost of $11.2 million during the six months ended June 30, 2024.

NOTE 11. EMPLOYEE STOCK PLANS
On May 10, 2023, the shareholders of the Company approved an amendment to the 2019 Stock Omnibus Incentive Plan (the “2019 Plan”). The amendment added 1.5 million shares to the total number of shares that may be issued under the 2019 Plan. All other aspects of the 2019 Plan remain unchanged. The 2019 Plan, which expires in 2029, permits the grant of various forms of stock-based awards. A maximum of 4.6 million stock options, restricted stock or other stock-based compensation awards may be granted. The terms and vesting schedules for the stock-based awards vary by type and date of grant. Shares subject to award under the 2019 Plan may be either authorized but unissued shares of our common stock or treasury shares. Refer to Note 15, Employee Stock Plans to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion on the 2019 Plan.
Compensation expense for stock-based awards recognized during the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Restricted stock units and awards	$5,289	$1,552	$10,148	$2,903
Performance share units	1,311	826	2,091	2,113
Total stock-based compensation expense	$6,600	$2,378	$12,239	$5,016

Stock Options and Restricted Stock Units and Awards – The Company did not grant any stock options, nor were any stock options exercised during the six months ended June 30, 2025. As of June 30, 2025, we have 150 thousand stock options outstanding with a weighted average exercise price per share of $35.22.

The following table presents our restricted stock units and awards activity during the six months ended June 30, 2025 (in thousands, except per share unit data):

	Restricted Stock Units and Awards
	Number of Shares	Weighted Average Grant-Date Fair Value (1)
Outstanding at beginning of year	899	$67.01
Granted	130	$80.55
Exercised or released	(99)	$52.41
Expired or canceled	(8)	$80.59
Outstanding at June 30, 2025	922	$70.37
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

The following table presents our PSUs activity during the six months ended June 30, 2025 (in thousands, except per share unit data):

	Performance Share Units	Weighted Average Grant-Date Fair Value Per Unit (1)
Outstanding at beginning of year	285	$48.18
Granted	81	$84.67
Vested	(124)	$38.12
Adjustments for performance results	(3)	$38.12
Outstanding at June 30, 2025	239	$65.80
(1)Represents weighted average market value of the PSUs; PSUs are granted at no cost to the recipients.

NOTE 12. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net Income	$41,942	$19,793	$164,715	$96,677
Denominator:
Basic
Weighted average common shares outstanding (1)	63,542	50,111	63,692	50,079
Diluted
Stock options (2)	77	80	81	77
Restricted stock units and awards (2)	165	73	187	80
Contingent shares (3)	—	12	—	12
Diluted weighted average common shares outstanding (4)	63,784	50,276	63,960	50,248
Basic earnings per share	$0.66	$0.39	$2.59	$1.93
Diluted earnings per share	$0.66	$0.39	$2.58	$1.92

(1)A total of 13.6 million shares that were issued as consideration in connection with the Transaction are included for the three and six months ended June 30, 2025. Refer to Note 3, Business Combinations for more detail.
(2)A total of 63 thousand and 79 thousand shares of stock-based awards were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2025, as their effect would be anti-dilutive. A total of 9 thousand and 96 thousand shares of stock-based awards were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2024,as their effect would be anti-dilutive.
(3)Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by us once future conditions have been met.
(4)The denominator used in calculating diluted earnings per share did not include 239 thousand and 254 thousand PSUs for both the three and six months ended June 30, 2025, and 2024, respectively. The performance conditions associated with these PSUs were not met and consequently none of these PSUs were considered as issuable for the three and six months ended June 30, 2025 and 2024.

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
The practice groups respective revenue and pre-tax income, significant segment expenses, and a reconciliation of segment profit or loss measure to the consolidated income before income tax expense for the three and six months ended June 30, 2025 and 2024 is presented below. We do not manage our assets on a segment basis, therefore segment assets are not presented below.

Segment information for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	Three months ended June 30, 2025
	Financial Services	Benefits and Insurance Services	National Practices	Total
Revenue from external customers	$569,819	$101,929	$11,748	$683,496

Significant expenses:
Personnel costs	378,268	65,078	10,357	453,703
Facility costs	23,636	3,195	3	26,834
Other costs, gains, and losses, net (1)	82,580	15,688	121	98,389
Total segment expense	484,484	83,961	10,481	578,926
Segment income before income tax expense	85,335	17,968	1,267	104,570

Corporate & other:
Unallocated corporate operating expenses				16,638
General & administrative expenses				27,637
Interest expense				27,867
Other income, net				(25,351)
Consolidated income before income tax expense				$57,779

	Three Months Ended June 30, 2024
	Financial Services	Benefits and Insurance Services	National Practices	Total
Revenue from external customers	$309,233	$97,419	$13,360	$420,012

Significant expenses:
Personnel costs	212,988	65,435	11,421	289,844
Facility costs	11,510	3,062	62	14,634
Other costs, gains, and losses, net (1)	38,183	14,703	549	53,435
Total segment expense	262,681	83,200	12,032	357,913
Segment income before income tax expense	46,552	14,219	1,328	62,099

Corporate & other:
Unallocated corporate operating expenses				8,288
General & administrative expenses				22,050
Interest expense				5,884
Other income, net				(2,316)
Consolidated income before income tax expense				$28,193

	Six months ended June 30, 2025
	Financial Services	Benefits and Insurance Services	National Practices	Total
Revenue from external customers	$1,283,480	$214,905	$23,125	$1,521,510

Significant expenses:
Personnel costs	789,570	131,743	20,512	941,825
Facility costs	47,346	6,403	5	53,754
Other costs, gains, and losses, net (1)	157,876	30,846	229	188,951
Total segment expense	994,792	168,992	20,746	1,184,530
Segment income before income tax expense	288,688	45,913	2,379	336,980

Corporate & other:
Unallocated corporate operating expenses				20,435
General & administrative expenses				55,707
Interest expense				53,023
Other income, net				(22,874)
Consolidated income before income tax expense				$230,689

	Six Months Ended June 30, 2024
	Financial Services	Benefits and Insurance Services	National Practices	Total
Revenue from external customers	$681,863	$205,827	$26,619	$914,309

Significant expenses:
Personnel costs	429,603	131,158	22,843	583,604
Facility costs	23,845	6,244	125	30,214
Other costs, gains, and losses, net (1)	74,708	29,391	997	105,096
Total segment expense	528,156	166,793	23,965	718,914
Segment income before income tax expense	153,707	39,034	2,654	195,395

Corporate & other:
Unallocated corporate operating expenses				23,642
General & administrative expenses				40,761
Interest expense				10,395
Other income, net				(11,610)
Consolidated income before income tax expense				$132,207

(1)Other costs, gains, and losses, net primarily consist of travel and entertainment costs, computer and technology related costs, depreciation and amortization expenses, and other discretionary costs.

NOTE 14. SUBSEQUENT EVENTS

On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 which includes, among other provisions, changes to the U.S. corporate income tax system such as permanent extensions of certain expiring provisions of the Tax Cuts and Jobs Act and restoration of favorable tax treatment for certain business provisions. Certain provisions are effective for us beginning in 2025. We are currently assessing its impact on our consolidated financial statements.
On July 9, 2025, we entered into an 18-month interest rate swap with a notional value of $100 million and a fixed rate of 3.85%. The interest rate swap expires on January 14, 2027.
On July 15, 2025, we entered into a 1-year interest rate swap with a notional value of $100 million and a fixed rate of 4.047%. The interest rate swap expires on July 14, 2026.
Subsequent to June 30, 2025 and up to July 25, we repurchase approximately 0.3 million shares of our common stock under the ROFR Agreement at a total cost of approximately $25.3 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we”, “us”, “our”, "CBIZ" or the "Company" shall mean CBIZ, Inc., and its operating subsidiaries.
The following discussion is intended to assist in the understanding of our financial position at June 30, 2025 and December 31, 2024, results of operations for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024, and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2024. This discussion and analysis contains forward-looking statements and should be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” included in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2024.
OVERVIEW
We provide professional business services, products and solutions that help our clients grow and succeed by better managing their finances and employees. These services are primarily provided to small and medium-sized businesses, as well as individuals, governmental entities, and not-for-profit enterprises throughout the United States and parts of Canada. We deliver integrated services through three practice groups: Financial Services, Benefits and Insurance Services, and National Practices. Refer to Note 19, Segment Disclosure to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion on the practice groups.
Refer to the Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion of our business and strategies, as well as the external relationships and regulatory factors that currently impact our operations.
EXECUTIVE SUMMARY
Revenue for the three months ended June 30, 2025 increased by $263.5 million, or 62.7%, to $683.5 million from $420.0 million for the same period in 2024. Revenue from newly acquired operations, net of divestitures, contributed $256.2 million, or 60.3%, of incremental revenue for the three months ended June 30, 2025, as compared to the same period in 2024. A detailed discussion of revenue by practice group is included under "Operating Practice Groups."
Revenue for the six months ended June 30, 2025 increased by $607.2 million, or 66.4%, to $1,521.5 million from $914.3 million for the same period in 2024. Revenue from newly acquired operations, net of divestitures, contributed $589.6 million, or 63.8%, of incremental revenue for the six months ended June 30, 2025 as compared to the same period in 2024. A detailed discussion of revenue by practice group is included under "Operating Practice Groups".
Net income was $41.9 million, or $0.66 per diluted share, in the second quarter of 2025, compared to $19.8 million, or $0.39 per diluted share, in the second quarter of 2024. For the six months ended June 30, 2025, Net income was $164.7 million, or $2.58 per diluted share, compared to $96.7 million, or $1.92 per diluted share, for the same period in 2024. Refer to “Results of Operations" for a detailed discussion of the components of net income.

The uncertainty in the current economic and geopolitical environment has already led to softness in the demand for the nonrecurring project-based services we offer. We expect this softness in demand caused by the current economic and geopolitical environment could continue and may limit management's ability to forecast demand for the remainder of 2025.
Strategic Use of Capital
Our overall business objective continues to focus on making strategic acquisitions that allow us to strengthen our presence in existing markets, expand into high growth industries, and broaden our services to our existing offerings. As a result of the Transaction and related 2024 Credit Facilities, we have $1,573.7 million outstanding debt under the 2024 Credit Facilities as of June 30, 2025. To achieve our business objective of making strategic acquisitions, our current priority for use of capital is to maximize cash flow to pay down debt, which will allow us more liquidity to make strategic acquisitions in the future. In addition, we believe that repurchasing shares of our common stock can be a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our stockholders.
During the six months ended June 30, 2025, we repurchased 1.0 million shares of our common stock at a cost of $71.3 million under the ROFR Agreement . Additionally, to settle statutory employee withholding related to vesting of stock awards, we repurchased 0.1 million shares of our common stock at cost of $7.8 million during the six months ended June 30, 2025 and 0.2 million shares at a cost of $11.2 million during the six months ended June 30, 2024. Refer to Note 10, Common Stock, to the accompanying unaudited condensed consolidated financial statements for further details
On February 11, 2025, the CBIZ Board of Directors authorized the purchase of up to 5.0 million shares of our common stock under our share repurchase program (the “Share Repurchase Program”), which may be suspended or discontinued at any time and expires on March 31, 2026. The shares may be purchased in the open market, in privately negotiated transactions, and pursuant to Rule 10b5-1 trading plans. Privately negotiated transactions may include purchases from our employees, officers and directors, in accordance with the Securities and Exchange Commission ("SEC") rules. CBIZ management will determine the timing and amount of the purchases based on its evaluation of market conditions and other factors.
RESULTS OF OPERATIONS
Revenue
The following tables summarize total revenue for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	% of Total	2024	% of Total	$ Change	% Change
	(Amounts in thousands, except percentages)
Financial Services	$569,819	83.4%	$309,233	73.6%	$260,586	84.3%
Benefits and Insurance Services	101,929	14.9%	97,419	23.2%	4,510	4.6%
National Practices	11,748	1.7%	13,360	3.2%	(1,612)	(12.1)%
Total CBIZ	$683,496	100.0%	$420,012	100.0%	$263,484	62.7%

	Six Months Ended June 30,
	2025	% of Total	2024	% of Total	$ Change	% Change
	(Amounts in thousands, except percentages)
Financial Services	$1,283,480	84.4%	$681,863	74.6%	$601,617	88.2%
Benefits and Insurance Services	214,905	14.1%	205,827	22.5%	9,078	4.4%
National Practices	23,125	1.5%	26,619	2.9%	(3,494)	(13.1)%
Total CBIZ	$1,521,510	100.0%	$914,309	100.0%	$607,201	66.4%

Non-qualified Deferred Compensation Plan
We sponsor a Non-qualified Deferred Compensation Plan (the "deferred compensation plan"), under which a CBIZ employee’s compensation deferral is held in a rabbi trust and invested accordingly as directed by the employee. Income and expenses related to the deferred compensation plan, which are recorded in "Corporate and Other" for segment reporting purposes, are included in “Operating expenses”, “Gross margin” and “Corporate general and administrative expenses” and are directly offset by deferred compensation gains or losses in “Other income, net” in the accompanying unaudited Condensed Consolidated Statements of Comprehensive Income. The deferred compensation plan has no impact on “Income before income tax expense” or diluted earnings per share.
Income and expenses related to the deferred compensation plan for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Amounts in thousands)
Operating (income) expense	$11,717	$2,283	$9,285	$10,859
Corporate general & administrative (income) expense	1,458	323	1,339	1,380
Other income, net	13,175	2,606	10,624	12,239

Excluding the impact of the above-mentioned income and expenses related to the deferred compensation plan, the operating results for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,
	2025				2024
	(Amounts in thousands, except percentages)
	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue
Gross margin	$87,909	$11,717	$99,626	14.6%	$53,644	$2,283	$55,927	13.3%
Operating income	60,272	13,175	73,447	10.7%	31,594	2,606	34,200	8.1%
Other income , net	25,374	(13,175)	12,199	1.8%	2,483	(2,606)	(123)	—%
Income before income tax expense	57,779	—	57,779	8.5%	28,193	—	28,193	6.8%

	Six Months Ended June 30,
	2025				2024
	(Amounts in thousands, except percentages)
	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue
Gross margin	$316,011	$9,285	$325,296	21.4%	$171,456	$10,859	$182,315	19.9%
Operating income	260,304	10,624	270,928	17.8%	130,695	12,239	142,934	15.6%
Other income , net	23,408	(10,624)	12,784	0.8%	11,907	(12,239)	(332)	—%
Income before income tax expense	230,689	—	230,689	15.2%	132,207	—	132,207	14.5%

Operating Expenses
The following tables summarize total operating expenses for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating expenses by segment:
Financial Services	$484,458	$262,809	$221,649	84.3%
Benefits and Insurance Services	84,007	83,243	764	0.9%
National Practices	10,481	12,028	(1,547)	(12.9)%
Corporate and Other	16,641	8,288	8,353	100.8%
Total Operating expenses	$595,587	$366,368	$229,219	62.6%
Operating expenses % of revenue	87.1%	87.2%
Operating expenses excluding deferred compensation	$583,870	$364,085	$219,785	60.4%
Operating expenses excluding deferred compensation % of revenue	85.4%	86.7%

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating expenses by segment:
Financial Services	994,951	$528,370	$466,581	88.3%
Benefits and Insurance Services	169,365	166,880	2,485	1.5%
National Practices	20,746	23,961	(3,215)	(13.4)%
Corporate and Other	20,437	23,642	(3,205)	(13.6)%
Total Operating expenses	$1,205,499	$742,853	$462,646	62.3%
Operating expenses % of revenue	79.2%	81.2%
Operating expenses excluding deferred compensation	$1,196,214	$731,994	$464,220	63.4%
Operating expenses excluding deferred compensation % of revenue	78.6%	80.1%
Three months ended June 30, 2025 compared to June 30, 2024. Total operating expenses for the three months ended June 30, 2025 increased by $229.2 million, or 62.6%, to $595.6 million as compared to $366.4 million in the same period in 2024. The deferred compensation plan increased operating expenses by $11.7 million for the three months ended June 30, 2025 and increased operating expenses by $2.3 million in the same period in 2024. Excluding the deferred compensation expenses, which were recorded in "Corporate and Other" for segment reporting purposes, operating expenses would have been $583.9 million and $364.1 million, or 85.4% and 86.7% of revenue, for the three months ended June 30, 2025 and 2024, respectively. In addition, operating expenses for the three months ended June 30, 2025 included approximately $11.1 million of integration costs associated with the Transaction, and the operating expenses for the three months ended June 30, 2024 included approximately $0.2 million of non-recurring integration costs associated with the three acquisitions completed in 2024.
The majority of our operating expenses relate to personnel costs, which include (i) salaries and benefits, (ii) commissions paid to producers, (iii) incentive compensation, and (iv) stock-based compensation. Excluding the impact of deferred compensation, which was recorded in "Corporate and Other" for segment reporting purposes, operating expenses increased by approximately $219.8 million during the three months ended June 30, 2025 as compared to the same period in 2024, driven by $161.7 million higher personnel costs primarily as a result of the Transaction, $15.6 million higher depreciation and amortization costs, $12.3 million higher facility costs, $12.0 million higher direct costs, $6.5 million higher technology costs, $5.6 million higher travel and entertainment costs, $4.9 million higher professional service costs, and $1.2 million higher discretionary spending to support business growth. Personnel costs are discussed in further detail under “Operating Practice Groups” below.
Six Months Ended June 30, 2025 compared to June 30, 2024. Total operating expenses for the six months ended June 30, 2025 increased by $462.6 million, or 62.3%, to $1,205.5 million as compared to $742.9 million in the same period in 2024. The deferred compensation plan decreased operating expenses by $9.3 million for the six months ended June 30, 2025, and increased operating expenses by $10.9 million during the same period in 2024. Excluding the impact of deferred compensation, which was recorded in "Corporate and Other" for segment reporting purposes, operating expenses increased by $464.2 million during the six months ended June 30, 2025 as compared to the same period in 2024. Operating expense for the six months ended June 30, 2025 included approximately $20.1 million of integration and retention costs associated with the Transaction. The increase in operating expense was primarily driven by personnel costs increase of $355.8 million primarily as a result of the Transaction, $31.0 million higher depreciation and amortization expense, $23.7 million higher facility costs, $21.9 million higher direct costs, $12.2 million higher technology related costs, $9.5 million higher travel and entertainment costs, $6.9 million higher professional services costs, and $2.8 million higher marketing costs, as well as $0.4 million higher other discretionary spending to support business growth.
Corporate General & Administrative (“G&A”) Expenses

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(Amounts in thousands, except percentages)
G&A expenses	$27,637	$22,050	$5,587	25.3%
G&A expenses % of revenue	4.0%	5.2%
G&A expenses excluding deferred compensation	$26,179	$21,727	$4,452	20.5%
G&A expenses excluding deferred compensation % of revenue	3.8%	5.2%

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(Amounts in thousands, except percentages)
G&A expenses	$55,707	$40,761	$14,946	36.7%
G&A expenses % of revenue	3.7%	4.5%
G&A expenses excluding deferred compensation	$54,368	$39,381	$14,987	38.1%
G&A expenses excluding deferred compensation % of revenue	3.6%	4.3%

Three months ended June 30, 2025 compared to June 30, 2024. The deferred compensation plan increased G&A expenses by $1.5 million for the three months ended June 30, 2025, and increased G&A expenses by $0.3 million during the same period in 2024. The G&A expenses, excluding the impact of the deferred compensation plan, would have been $26.2 million, or 3.8% of revenue, for the three months ended June 30, 2025, compared to $21.7 million, or 5.2% of revenue, for the same period in 2024, an increase of approximately $4.5 million. The increase was primarily driven by $1.4 million higher facility costs, $0.9 million higher insurance costs, $0.8 million higher marketing costs, $0.7 million higher professional services costs, $0.6 million higher technology costs, and $0.1 million higher other discretionary spending to support business growth. The G&A expenses for the three months ended June 30, 2025 included approximately $8.1 million of integration costs primarily associated with the Transaction. For the three months ended June 30, 2024 there were approximately $0.1 million non-recurring transaction and integration costs associated with acquisitions.
Six Months Ended June 30, 2025 compared to June 30, 2024. The deferred compensation plan increased G&A expenses by $1.3 million for the six months ended June 30, 2025, and increased G&A expenses by $1.4 million during the same period in 2024. G&A expenses, excluding the impact of the deferred compensation plan, would have been $54.4 million, or 3.6% of revenue, for the six months ended June 30, 2025, compared to $39.4 million, or 4.3% of revenue, for the same period in 2024, an increase of $15.0 million. The increase in G&A expenses was primarily due to approximately $5.7 million higher professional service costs, $1.8 million higher insurance costs, $1.7 million higher personnel costs, $1.5 million higher marketing costs, $1.5 million higher facility costs, $1.5 million higher other discretionary costs to support business growth, $1.0 million higher technology costs, and $0.3 higher office expenses. The G&A expenses for the six months ended June 30, 2025 included approximately $14.8 million of integration costs primarily associated with the Transaction. For the six months ended June 30, 2024 there were approximately $1.5 million non-recurring transaction and integration costs associated with acquisitions.
Other Income (Expense), Net

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(Amounts in thousands, except percentages)
Interest expense	$(27,867)	$(5,884)	$(21,983)	N/M
Other income, net (1)	25,374	2,483	22,891	N/M
Total other income (expense), net	$(2,493)	$(3,401)	$908	(26.7)%

(1)Other income, net includes a net gain of $13.2 million during the three months ended June 30, 2025, and a net gain of $2.6 million for the same period in 2024, associated with the value of investments held in a rabbi trust related to the deferred compensation plan, which were recorded in "Corporate and Other" for segment reporting purposes. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan are offset by a corresponding increase or decrease to compensation expense, which is recorded as “Operating expenses” and “G&A expenses.” The deferred compensation plan has no impact on “Income before income tax expense” or diluted earnings per share. In addition, included in Other income, net for the three months ended June 30, 2025 and 2024, is expense of $1.0 million and $0.2 million, respectively, related to net changes in the fair value of contingent consideration related to prior acquisitions. As stated in Note 6. Commitments and Contingencies, in the three months ended June 30, 2025 the Company recorded a gain of $12.5 million from a legal settlement within Other Income, net.

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(Amounts in thousands, except percentages)
Interest expense	$(53,023)	$(10,395)	$(42,628)	N/M
Other income, net (2)	23,408	11,907	11,501	96.6%
Total other income (expense), net	$(29,615)	$1,512	$(31,127)	N/M

(2)Other income, net includes a net gain of $10.6 million during the six months ended June 30, 2025, compared to a net gain of $12.2 million for the same period in 2024, associated with the value of investments held in a rabbi trust related to the deferred compensation plan, which were recorded in "Corporate and Other" for segment reporting purposes. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan are offset by a corresponding increase or decrease to compensation expense, which is recorded as “Operating expenses” and “G&A expenses.” The deferred compensation plan has no impact on “Income from continuing operations before income tax expense” or diluted earnings per share. In addition, included in Other income, net for the six months ended June 30, 2025 and 2024, is expense of $1.5 million and $0.6 million, respectively, related to net changes in the fair value of contingent consideration related to prior acquisitions. As stated in Note 6. Commitments and Contingencies, in the six months ended June 30, 2025 the Company recorded a gain of $12.5 million from a legal settlement within Other income, net.
Interest Expense
Three and six months ended June 30, 2025 compared with June 30, 2024. During the three months ended June 30, 2025, our average debt balance and weighted average effective interest rate were $1,542.4 million and 6.75%, respectively, compared to $410.1 million and 4.85%, respectively, for the same period in 2024. The increase in interest expense for the three months ended June 30, 2025 as compared to the same period in 2024 was primarily driven by the higher average debt balance associated with the 2024 Credit Facilities which was entered into on November 1, 2024.
During the six months ended June 30, 2025, our average debt balance and interest rate was $1,493.2 million and 6.67% compared to $367.9 million and 5.41% for the same period in 2024. The increase in interest expense for the six months ended June 30, 2025 as compared to the same period in 2024 was primarily driven by the higher average debt balance as well as higher weighted average effective interest rate.
Our indebtedness is further discussed in Note 5, Debt and Financing Arrangements, to the accompanying unaudited condensed consolidated financial statements.
Other Income (Expense), Net
Three and six months ended June 30, 2025 compared with June 30, 2024. For the three months ended June 30, 2025, other income, net includes a net gain of $13.2 million associated with the deferred compensation plan. For the same period in 2024, other income, net includes a net gain of $2.6 million associated with the deferred compensation plan. Excluding the impact of the deferred compensation plan from other income, net would result in a decrease of $9.7 million for the three months ended June 30, 2025 compared to the same period in 2024. The decrease was primarily due to $22.0 million higher interest expense offset by a gain from a legal settlement of $12.5 million recorded to other income, net.
For the six months ended June 30, 2025, other income, net includes a net gain of $10.6 million associated with the non-qualified deferred compensation plan. For the same period in 2024, other income, net includes a net gain of $12.2 million associated with the non-qualified deferred compensation plan. Excluding the impact of the deferred compensation plan from other income, net would result in a decrease of $29.5 million for the six months ended June 30, 2025 compared to the same period in 2024. The decrease was primarily due to $42.6 million higher interest expense offset by a gain from a legal settlement of $12.5 million recorded to other income, net and $0.7 million interest income.
Further discussion related to the legal settlement is included in Note 6, Commitments and Contingencies, to the accompanying unaudited condensed financial statements.
Income Tax Expense

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(Amounts in thousands, except percentages)
Income tax expense	$15,837	$8,400	$7,438	88.5%
Effective tax rate	27.4%	29.8%

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(Amounts in thousands, except percentages)
Income tax expense	$65,974	$35,530	$30,444	85.7%
Effective tax rate	28.6%	26.9%

Three and six months ended June 30, 2025 compared with June 30, 2024. The effective tax rate for the three months ended June 30, 2025 was 27.4%, compared to an effective tax rate of 29.8% for the comparable period in 2024. The decrease in the effective tax rate for the three month period ended June 30, 2025 was primarily due to the tax effect of lower non-deductible expenses and lower state income tax expenses compared to the same period in 2024. These items favorably affected the tax rate as related to pre-tax income for the three months ended June 30, 2025 when compared to the same period in 2024. The increase in income tax expense for the three months ended June 30, 2025 when compared to the same period in 2024 was primarily driven by the increase in pre-tax income in 2025.

The effective tax rate for the six months ended June 30, 2025 was 28.6%, compared to an effective tax rate of 26.9% for the same period in 2024. The increase in the effective tax rate for the six month period ended June 30, 2025 was primarily due to lower tax benefits related to stock-based compensation expense that was recognized in 2025 as compared to the same period in 2024. This item adversely affected the effective tax rate as related to pre-tax income for the six months ended June 30, 2025 when compared to the same period in 2024. The increase in income tax expense for the six months ended June 30, 2025 when compared to the same period in 2024 was primarily driven by the increase in pre-tax income in 2025.
Operating Practice Groups
We deliver our integrated services through three practice groups: Financial Services, Benefits and Insurance Services, and National Practices. A description of these groups' operating results and factors affecting their businesses is provided below.
Financial Services

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue	$569,819	$309,233	$260,586	84.3%
Operating expenses	484,458	262,809	221,649	84.3%
Gross margin / Operating income	85,361	46,424	38,937	83.9%
Total other income, net	(26)	128	(154)	(120.3)%
Income before income tax expense	$85,335	$46,552	$38,783	83.3%
Gross margin percent	15.0%	15.0%

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue	$1,283,480	$681,863	$601,617	88.2%
Operating expenses	994,951	528,370	466,581	88.3%
Gross margin / Operating income	288,529	153,493	135,036	88.0%
Total other income, net	159	214	(55)	(25.7)%
Income before income tax expense	$288,688	$153,707	$134,981	87.8%
Gross margin percent	22.5%	22.5%

Three months ended June 30, 2025 compared to June 30, 2024
Revenue
The Financial Services practice group revenue for the three months ended June 30, 2025 grew by 84.3% to $569.8 million from $309.2 million during the same period in 2024. This increase of $260.6 million is primarily driven by those units that provide traditional accounting and tax-related services, which increased $196.6 million primarily as a result of the Transaction, the units that provide advisory services, which increased by $48.1 million, the units that provide national technology services, which increased $15.8 million, and the units that provide government healthcare compliance business consulting, which increased by approximately $0.2 million.
We provide a range of services to affiliated CPA firms under joint referral and administrative service agreements (“ASAs”). Fees earned under the ASAs are recorded as revenue in the accompanying Condensed Consolidated Statements of Comprehensive Income and were approximately $164.6 million and $68.9 million for the three months ended June 30, 2025 and 2024, respectively.
Operating Expenses
Operating expenses for the three months ended June 30, 2025 increased by $221.6 million, or 84.3%, as compared to the same period in 2024. Personnel costs increased by $165.3 million, of which acquisitions contributed approximately $163.5 million to the increase. Compared to the same period in 2024, depreciation and amortization costs, direct costs, facility costs, technology costs, professional service costs, travel and entertainment costs, and marketing costs increased by approximately $15.9 million, $13.2 million, $12.1 million, $6.1 million, $3.4 million, $2.9 million and $1.6 million, respectively. Additionally, there was $1.1 million higher other discretionary spending to support business growth. Operating expenses as a percentage of revenue stayed the same at 85.0% for the three months ended June 30, 2025 and 2024.
Six months ended June 30, 2025 compared to June 30, 2024.
Revenue
Revenue for the six months ended June 30, 2025 grew by 88.2% to $1,283.5 million from $681.9 million during the same period in 2024. This increase of $601.6 million was primarily driven by those units that provide traditional accounting and tax-related services, which increased $512.1 million primarily as a result of the Transaction, the units that provide advisory services, which increased by $56.7 million, the units that provide national technology services, which increased $28.6 million, and the units that provide government healthcare compliance business consulting, which increased by approximately $4.2 million.
Fees earned under the ASAs, as described above, were approximately $398.9 million and $156.8 million for the six months ended June 30, 2025 and 2024, respectively.
Operating Expenses
Operating expenses for the six months ended June 30, 2025 increased by $466.6 million, or 88.3%, as compared to the same period last year. Personnel costs increased by $360.0 million, primarily do to the Transaction. Compared to the same period in 2024, depreciation and amortization costs, direct costs, facility costs, technology costs, professional services costs, marketing costs, travel and entertainment costs, and office expenses increased by approximately $31.6 million, $25.8 million, $23.5 million, $11.5 million, $4.6 million, $3.6 million, $3.2 million, and $1.5 million, respectively. In addition,other discretionary costs increased by approximately $1.4 million to support the business growth. Operating expense as a percentage of revenue stayed the same at 77.5% during the six months ended June 30, 2025 and 2024.
Benefits and Insurance Services

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue	$101,929	$97,419	$4,510	4.6%
Operating expenses	84,007	83,243	764	0.9%
Gross margin / Operating income	17,922	14,176	3,746	26.4%
Total other income, net	46	43	3	7.0%
Income before income tax expense	$17,968	$14,219	$3,749	26.4%
Gross margin percent	17.6%	14.6%

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue	$214,905	$205,827	$9,078	4.4%
Operating expenses	169,365	166,880	2,485	1.5%
Gross margin / Operating income	45,540	38,947	6,593	16.9%
Total other income, net	373	87	286	N/M
Income before income tax expense	$45,913	$39,034	$6,879	17.6%
Gross margin percent	21.2%	18.9%
Three months ended June 30, 2025 compared to June 30, 2024
Revenue
The Benefits and Insurance Services practice group revenue increased by $4.5 million, or 4.6%, to $101.9 million during the three months ended June 30, 2025 compared to $97.4 million for the same period in 2024. The increase is primarily driven by a $3.6 million increase in employee benefit and retirement benefit services lines and a $2.5 million increase in payroll-related services. The increase was offset by a $1.6 million decrease in the property and casualty services revenue.
Operating Expenses
Operating expenses for the three months ended June 30, 2025 increased by $0.8 million, or 0.9%, when compared to the same period in 2024. Direct costs increased by $1.5 million compared to the same period in 2024. The increase was offset with a decrease of approximately $0.4 million in personnel costs and $0.4 million in other discretionary spending to support business growth. Operating expenses as a percentage of revenue decreased to 82.4% for the quarter ended June 30, 2025 from 85.4% of revenue for the same period in 2024, primarily due to increase in revenue generated from the employee benefit and retirement benefit services.
Six months ended June 30, 2025 compared to June 30, 2024.
Revenue
The Benefits and Insurance Services practice group revenue increased by $9.1 million, or 4.4%, to $214.9 million during the six months ended June 30, 2025 compared to $205.8 million for the same period in 2024. The increase is primarily driven by a $8.0 million increase from payroll-related services and a $6.7 million increase in employee benefit and retirement benefit services lines. The increase was offset by a $5.6 million decrease in the property and casualty services revenue.
Operating Expenses
Operating expenses for the six months ended June 30, 2025 increased by $2.5 million, or 1.5%, when compared to the same period in 2024. Direct costs increased by $2.9 million compared to the same period in 2024. This increase was offset by a decrease of $0.4 million in discretionary spending to support business growth. Operating expense as a percentage of revenue decreased to 78.8% during the six months ended June 30, 2025 as compared to 81.1% of revenue for the same period in 2024.
National Practices

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue	$11,748	$13,360	$(1,612)	(12.1)%
Operating expenses	10,481	12,028	(1,547)	(12.9)%
Gross margin / Operating income	1,267	1,332	(65)	(4.9)%
Total other (expense) income, net	—	(4)	4	N/M
Income before income tax expenses	$1,267	$1,328	$(61)	(4.6)%
Gross margin percent	10.8%	10.0%

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue	$23,125	$26,619	$(3,494)	(13.1)%
Operating expenses	20,746	23,961	(3,215)	(13.4)%
Gross margin / Operating income	2,379	2,658	(279)	(10.5)%
Total other (expense) income, net	—	(4)	4	(100.0)%
Income before income tax expenses	$2,379	$2,654	$(275)	(10.4)%
Gross margin percent	10.3%	10.0%

Three and six months ended June 30, 2025 compared with June 30, 2024
Revenue and Operating Expenses
The National Practices group is primarily driven by a cost-plus contract with a single client, which has existed since 1999. The cost-plus contract is a five-year contract with the most recent renewal through December 31, 2028. Revenues from this single client accounted for approximately 75% of the National Practice group’s revenue. During the three and six months ended June 30, 2025, revenue decreased by $1.6 million, or 12.1%, and by $3.5 million, or 13.1%, respectively, while operating expenses decreased by $1.5 million or 12.9%,and $3.2 million, or 13.4%, respectively.
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

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating expenses	$16,641	$8,288	$8,353	100.8%
Corporate general and administrative expenses	27,637	22,050	5,587	25.3%
Operating loss	(44,278)	(30,338)	(13,940)	45.9%
Total other (expense) income, net	(2,514)	(3,568)	1,054	(29.5)%
Loss before income tax expense	$(46,792)	$(33,906)	$(12,886)	38.0%

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating expenses	20,437	$23,642	$(3,205)	(13.6)%
Corporate general and administrative expenses	55,707	40,761	14,946	36.7%
Operating loss	(76,144)	(64,403)	(11,741)	18.2%
Total other (expense) income, net	(30,149)	1,215	(31,364)	N/M
Loss before income tax expense	$(106,293)	$(63,188)	$(43,105)	68.2%

Three months ended June 30, 2025 compared to June 30, 2024
Total operating expenses increased by $8.4 million during the three months ended June 30, 2025, as compared to the same period in 2024. The deferred compensation plan increased operating expenses by $11.7 million for the three months ended June 30, 2025 and increased operating expenses by $2.3 million during the same period in 2024. Excluding the deferred compensation expenses, operating expenses decreased by $1.1 million during the three months ended June 30, 2025, as compared to the same period in 2024. The decrease was primarily driven by lower personnel costs.
Total corporate general and administrative expenses increased by $5.6 million, or 25.3%, during the three months ended June 30, 2025, as compared to the same period in 2024. The deferred compensation plan decreased corporate general and administrative expenses by $1.5 million for the three months ended June 30, 2025 and increased corporate general and administrative expenses by $0.3 million during the same period in 2024. Excluding the deferred compensation expenses, corporate general and administrative expense increased by approximately $4.5 million during the three months ended June 30, 2025, as compared to the same period in 2024. The increase was primarily driven by $1.4 million higher facility costs, $0.9 million higher insurance costs, $0.8 million higher marketing costs, $0.7 million higher professional services costs, $0.6 million higher technology costs, and $0.1 million higher other discretionary spending to support business growth. The corporate general and administrative expenses for the three months ended June 30, 2025 included approximately $8.1 million of integration costs primarily associated with the Transaction. For the three months ended June 30, 2024 there were approximately $0.1 million non-recurring transaction and integration costs associated with acquisitions.
Total other income (expense), net increased by $1.1 million during the three months ended June 30, 2025, as compared to the same period in 2024. For the three months ended June 30, 2025, total other income (expense), net includes a net gain of $13.2 million associated with the deferred compensation plan. For the same period in 2024, total other income (expense), net includes a net gain of $2.6 million associated with the deferred compensation plan. Excluding the impact of the deferred compensation plan, total other income (expense), net decreased by $9.7 million for the three months ended June 30, 2025 compared to the same period in 2024. The decrease was primarily due to $22.0 million higher interest expense offset by a gain from a legal settlement of $12.5 million recorded to other income (expense), net.
Six months ended June 30, 2025 compared to June 30, 2024
Total operating expenses decreased by $3.2 million ,or 13.6%, during the six months ended June 30, 2025, as compared to the same period in 2024. The deferred compensation plan decreased operating expenses by $9.3 million for the six months ended June 30, 2025, and increased operating expense by $10.9 million during the same period in 2024. Excluding the deferred compensation expenses, operating expense decreased by approximately $1.6 million during the six months ended June 30, 2025, as compared to the same period in 2024, primarily driven by lower personnel costs.
Total corporate general and administrative expenses increased by $14.9 million, or 36.7%, during the six months ended June 30, 2025, as compared to the same period in 2024. The deferred compensation plan increased corporate general and administrative expenses by $1.3 million for the six months ended June 30, 2025 and by $1.4 million during the same period in 2024. Excluding the deferred compensation expenses, corporate general and administrative expense increased by approximately $15.0 million during the six months ended June 30, 2025, as compared to the same period in 2024. The increase in corporate general and administrative expenses was primarily due to approximately $5.7 million higher professional service costs, $1.8 million higher insurance costs, $1.7 million higher personnel costs, $1.5 million higher marketing costs, $1.5 million higher facility costs, $1.5 million higher other discretionary costs to support business growth, $1.0 million higher technology costs, and $0.3 higher office expenses. The corporate general and administrative expenses for the six months ended June 30, 2025 included approximately $14.8 million of integration costs primarily associated with the Transaction. For the six months ended June 30, 2024 there were approximately $1.5 million non-recurring transaction and integration costs associated with acquisitions.
Total other (expense) income, net increased by $31.4 million during the six months ended June 30, 2025, as compared to the same period in 2024. Total other (expense) income, net for the six months ended June 30, 2025 includes a net gain of $10.6 million associated with the deferred compensation plan. For the same period in 2024, total other income (expense), net includes a net gain of $12.2 million associated with the deferred compensation plan. Excluding the impact of the deferred compensation plan, total other income (expense), net decreased by $29.5 million for the six months ended June 30, 2025 compared to the same period in 2024. The decrease was primarily due to $42.6 million higher interest expense, partially offset by a gain from a legal settlement of $12.5 million recorded to other income (expense), net and $0.7 million interest income.
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

Accounts receivable balances increase in response to the first six months' revenue generated by the Financial Services practice group. A significant amount of this revenue is billed and collected in subsequent quarters. Days sales outstanding (“DSO”) represent accounts receivable and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve months' daily revenue. We provide DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of our ability to collect on receivables in a timely manner. Trailing-twelve-month DSO, including the impact of acquisitions, was 87 days and 95 days at June 30, 2025 and 2024, respectively. DSO at December 31, 2024 was 73 days.
The following table presents selected cash flow information. For additional details, refer to the accompanying Condensed Consolidated Statements of Cash Flows.

	Six Months Ended June 30,
	2025	2024
	(Amounts in thousands)
Net cash provided by operating activities	$24,880	$24,439
Net cash used in investing activities	(12,299)	(33,247)
Net cash used in financing activities	(33,249)	(11,920)
Net decrease in cash, cash equivalents and restricted cash	$(20,668)	$(20,728)

Operating Activities - Cash provided by operating activities was $24.9 million during the six months ended June 30, 2025, primarily consisted of working capital use of $225.1 million, which was offset by net income of $164.7 million and certain non-cash items, such as depreciation and amortization expense of $49.9 million, deferred income tax of $17.1 million, stock-based compensation expense of $12.2 million, and an adjustment to contingent earnout liability of $1.5 million. Cash provided by operating activities was $24.4 million during the six months ended June 30, 2024, and primarily consisted of working capital use of $101.5 million, which was offset by net income of $96.7 million and certain non-cash items, such as depreciation and amortization expense of $19.0 million, deferred income tax of $3.1 million, and stock-based compensation expense of $5.0 million.
Investing Activities - Cash used in investing activities during the six months ended June 30, 2025 was $12.3 million and consisted primarily of $13.1 million in capital expenditures, and $0.5 million in other investing activities primarily related to acquisition related working capital adjustment payments and notes receivable. The net cash flow related to funds held for clients and other activities were immaterial. Cash used in investing activities during the six months ended June 30, 2024 was $33.2 million and consisted primarily of $22.5 million used for business acquisitions, $7.0 million in capital expenditures, and $3.8 million in other investing activities primarily related to acquisition related working capital adjustment payments and notes receivable. The net cash flow related to funds held for clients and other activities were immaterial.
The balances in funds held for clients and client fund obligations can fluctuate with the timing of cash receipts and the related cash payments. The nature of these accounts is further described in Note 1, Basis of Presentation and Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Financing Activities - Cash used in financing activities during the six months ended June 30, 2025 was $33.2 million and primarily consisted of $79.1 million of cash used in share repurchases, of which $71.3 million was under the ROFR Agreement, a $57.2 million net decrease in client fund obligations and $48.8 million in contingent consideration payments related to prior acquisitions, which was partially offset by $152.8 million in net proceeds from the credit facility. Cash used in financing activities during the six months ended June 30, 2024 was $11.9 million and primarily consisted of $68.6 million in net proceeds from the credit facility, partially offset by $11.2 million of cash used in share repurchases for tax withholding purposes, a $28.3 million net decrease in client fund obligations and $41.0 million in contingent consideration payments related to prior acquisitions.
CAPITAL RESOURCES
Credit Facility - At June 30, 2025, we had $1,573.7 million outstanding under the 2024 Credit Facilities as well as $3.2 million of outstanding letters of credit. Available funds under the 2024 Credit Facilities, based on the terms of the commitment, were approximately $370.0 million at June 30, 2025. The weighted average interest rate under the 2024 Credit Facilities was 6.67% during the six months ended June 30, 2025, compared to 5.41% for the same period in 2024. The 2024 Credit Facilities allows for the allocation of funds for future strategic initiatives, including acquisitions and the repurchase of our common stock, subject to the terms and conditions of the 2024 Credit Facilities.
Debt Covenant Compliance - Under the 2024 Credit Facilities, we are required to meet certain financial covenants with respect to (i) total leverage ratio and (ii) minimum interest charge coverage ratio. We were in compliance with our financial covenants as of June 30, 2025. Our ability to service our debt and to fund future strategic initiatives will depend upon our ability to generate cash in the future. For further discussion regarding our 2024 Credit Facilities, refer to Note 5, Debt and Financing Arrangements, to the accompanying unaudited condensed consolidated financial statements.

Use of Capital - Our overall business objective continues to focus on making strategic acquisitions that allow us to strengthen our presence in existing markets, expand into high growth industries, and broaden our services to our existing offerings. As a result of the Transaction and related 2024 Credit Facilities we have $1,573.7 million of outstanding debt as of June 30, 2025. To achieve our business objective of making strategic acquisitions, our current priority for use of capital is to maximize cash flow to pay down debt, which will allow us more liquidity to make strategic acquisitions in the future. In addition, we believe that repurchasing shares of our common stock can be a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our stockholders. During the six months ended June 30, 2025 we completed no acquisitions. During the six months ended June 30, 2025, we repurchased 1.0 million shares of our common stock at a cost of $71.3 million under the ROFR Agreement. Additionally, to settle statutory employee withholding related to vesting of stock awards, we repurchased 0.1 million shares of our common stock at cost of $7.8 million during the six months ended June 30, 2025 and 0.2 million shares at a cost of $11.2 million during the six months ended June 30, 2024.
Cash Requirements - Cash requirements for the remainder of 2025 and beyond will include share repurchases through our ROFR agreement, the repayment of outstanding debt and related interest, making strategic acquisitions, funding seasonal working capital requirements, making contingent purchase price payments for previous acquisitions, income tax payments, and capital expenditures. We believe that cash provided by operations, as well as available funds under our 2024 Credit Facilities will be sufficient to meet cash requirements for the remainder of 2025 and beyond.
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
We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $3.2 million and $3.2 million at June 30, 2025 and December 31, 2024, respectively. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.2 million and $2.2 million at June 30, 2025 and December 31, 2024, respectively.
We have various agreements under which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by us under such indemnification clauses is generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2025, we are not aware of any material obligations arising under indemnification agreements that would require payment.

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

From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements that we make, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to: payments on accounts receivable may be slower than expected, or amounts due on receivables or notes may not be fully collectible; our business could be adversely affected if Marcum does not perform to our expectations or we underestimate the liabilities we have assumed; we are dependent on the services of our executive officers, and other key employees, the loss of whom may have a material adverse effect on our business, financial condition and results of operations; restrictions imposed by independence requirements and conflict of interest rules, as well as the nature and terms of our current Administrative Service Agreements, limit our ability to provide services to clients of the attest firms with which we have contractual relationships and the ability of such attest firms to provide attestation services to our clients; our goodwill and other intangible assets could become impaired, which could lead to material non-cash charges against earnings and a material impact on our results of operations and financial condition; certain liabilities resulting from acquisitions are estimated and could lead to a material impact on our results of operations; we may fail to realize the anticipated benefits of acquisitions, or they may prove disruptive and could result in the combined business failing to meet our expectations; recent SEC and Public Company Accounting Oversight Board ("PCAOB") sanctions against Marcum may adversely impact our performance and reputation; if we are unable to implement and maintain effective internal control over financial reporting following the Transaction, we may fail to prevent or detect material misstatements in our financial statements, in which case investors could lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decline; we may not be able to acquire and finance additional businesses, which could limit our ability to pursue our business strategy; we will incur transaction, integration, and restructuring costs in connection with our acquisition program; governmental regulations and interpretations are subject to changes, which could have a material adverse effect on our financial condition; changes in the United States healthcare environment, including new healthcare legislation, may adversely affect the revenue and margins in our healthcare benefit business; we are subject to risks relating to processing customer transactions for our payroll and other transaction processing businesses; cyberattacks or other security breaches involving our computer systems or the systems of one or more of our vendors could materially and adversely affect our business; we are subject to risk as it relates to software that we license from third parties; we are reliant on information processing systems and any failure or disruptions of these systems could have a material adverse effect on our business, financial condition and results of operations; we could be held liable for errors and omissions; the business services industry is competitive and fragmented, if we are unable to compete effectively, our business, financial condition and results of operations could be negatively impacted; given our levels of share-based compensation, our tax rate may vary significantly depending on our stock price; rapid technological changes could significantly impact our competitive position, client relationships and operating results and our ability to realize the anticipated benefits of the Transaction; climate change legislation or regulations restricting emissions of greenhouse gases could result in increased operating costs; the widespread outbreak of a communicable illness or any other public health crisis could adversely affect our business, financial condition and results of operations; we require a significant amount of cash for interest payments on our debt and to expand our business as planned; terms of the 2024 Credit Facilities could adversely affect our ability to run our business and/or reduce stockholder returns; our failure to satisfy covenants in our debt instruments could cause a default under those instruments; our increased leverage following the Transaction may adversely impact our business; we may be more sensitive to revenue fluctuations than other companies, which could result in fluctuations in the market price of our common stock; the significant number of shares issuable as the stock consideration in the Transaction may adversely impact our stock price; the future issuance of additional shares could adversely affect the price of our common stock; there is volatility in our stock price; and the price of our common stock could be adversely impacted if we do not perform to expectations following the Transaction.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our floating rate debt under the 2024 Credit Facilities exposes us to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would have affected the rate at which we could borrow funds under the 2024 Credit Facilities. The balance outstanding under our 2024 Credit Facilities at June 30, 2025 was $1,573.7 million, of which $1,273.7 million was subject to rate risk. If market rates were to increase or decrease 100 basis points from the levels at June 30, 2025, interest expense would have increased or decreased approximately $12.7 million annually.
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
As of June 30, 2025, we have the following interest rate swaps outstanding (in thousands):

	June 30, 2025
	Notional Amount	Fixed Rate	Expiration
Interest rate swap	$30,000	1.186%	12/14/2026
Interest rate swap	$20,000	2.450%	8/14/2027
Interest rate swap	$25,000	3.669%	4/14/2028
Interest rate swap	$25,000	4.488%	10/14/2028
Interest rate swap	$50,000	3.703%	3/14/2030
Interest rate swap	$50,000	3.503%	4/14/2030
Interest rate swap	$50,000	3.680%	7/14/2030
Interest rate swap	$50,000	3.680%	7/15/2030
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
Other than the above, there have been no changes to our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in various legal proceedings relating to claims arising out of our operations. As of the date hereof, we are not engaged in any legal proceedings that are reasonably expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations or cash flows. Information regarding certain material legal proceedings in which we are involved are incorporated by reference herein under the heading "Legal Proceedings" in Note 6, Commitments and Contingencies, to the consolidated financial statements.
ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC. These risks could materially and adversely affect the business, financial condition results of operations and cash flows of CBIZ. There have been no material changes to the risk factors previously disclosed under "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent sales of unregistered securities
During the three months ended June 30, 2025, approximately 14 thousand shares of our common stock were issued as payment for contingent consideration for previous acquisitions. In addition, the Company delivered 0.9 million shares of our common stock to the selling shareholders pursuant to the terms of the Transaction. The foregoing shares were issued in transactions not involving a public offering in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act. The persons to whom the shares were issued had access to full information about the Company and represented that they acquired the shares for their own account and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold, or otherwise transferred without having first been registered under the Securities Act or pursuant to an exemption from the Securities Act.
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
Privately negotiated transactions may include purchases from our employees, officers and directors, in accordance with SEC rules. Privately negotiated transactions may also include purchases from former partners of Marcum pursuant to the Company's right, but not obligation, to repurchase any shares issued to such former partners as consideration for the Transaction, in the event that the former partner intends to sell the shares in an open market transaction in the four years following closing. Rule 10b5-1 trading plans allow for repurchases during periods when we would not normally be active in the trading market due to regulatory restrictions. The Share Repurchase Program does not obligate us to acquire any specific number of shares and may be suspended at any time.
Shares repurchased under the Share Repurchase Program during the three months ended June 30, 2025 (reported on a trade-date basis) are summarized in the table below (amounts in thousands, except per share data). Average price paid per share includes fees and commissions.

	Issuer Purchases of Equity Securities
Second Quarter Purchases	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
April 1 – April 30, 2025	—	$—	—	5,000
May 1 – May 31, 2025	617	$71.81	617	4,383
June 1 - June 30, 2025	374	$72.24	374	4,009
Second Quarter Purchases	991		991

According to the terms of our 2024 Credit Facilities, our ability to declare or make any dividend payments is limited. Refer to Note 5, Debt and Financing Arrangements, to the condensed consolidated financial statements for a description of working capital restrictions and limitations on the payment of dividends.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the quarter period ended June 30, 2025, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense condition of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement" (as defined in the Exchange Act).

Item 6. Exhibits

10.1
Second Amendment, dated as of April 29, 2025, by and among CBIZ Operations, Inc., as borrower, the Company, the other Guarantors identified on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as Agent (which includes the Credit Agreement as Annex A) (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, on April 29, 2025, and incorporated herein by reference).

10.2 *	Seventh Amendment to Loan Agreement, dated July 31, 2025, by and among CBIZ Benefit and Insurance Services, Inc. and Huntington National Bank.
31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 **	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 **	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments)
*    Indicates documents filed herewith.
**    Indicates document furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBIZ, Inc.
(Registrant)

Date:	July 31, 2025	By:	/s/ BRAD LAKHIA
Brad Lakhia
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer