Form 10-Q
period 2025-09-30
CBIZ, Inc.
filed 2025-10-30
CIK 944148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at October 24, 2025
Common Stock, $0.01 par value	54,401,424

CBIZ, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$16,969	$13,826
Restricted cash	44,455	38,661
Accounts receivable, net	719,554	534,858
Other current assets	96,655	72,528
Current assets before funds held for clients	877,633	659,873
Funds held for clients	127,782	175,853
Total current assets	1,005,415	835,726
Non-current assets:
Property and equipment, net	83,730	88,163
Goodwill and other intangible assets, net	2,885,727	2,945,470
Assets of deferred compensation plan	181,127	167,170
Right-of-use assets, net	349,101	393,512
Other non-current assets	40,044	40,842
Total non-current assets	3,539,729	3,635,157
Total assets	$4,545,144	$4,470,883
LIABILITIES
Current liabilities:
Accounts payable	$99,653	$90,646
Income taxes payable	41,712	—
Accrued personnel costs	149,367	172,759
Contingent purchase price liabilities	30,506	61,164
Lease liabilities	64,183	60,549
Short-term debt (1)	66,323	66,177
Other current liabilities	62,425	78,579
Current liabilities before client fund obligations	514,169	529,874
Client fund obligations	127,590	175,928
Total current liabilities	641,759	705,802
Non-current liabilities:
Long-term debt (1)	1,502,639	1,333,755
Income taxes payable	2,961	2,193
Deferred income taxes, net	5,190	10,880
Deferred compensation plan obligations	181,127	167,170
Contingent purchase price liabilities	10,751	35,803
Lease liabilities	322,241	372,586
Other non-current liabilities	6,677	62,711
Total non-current liabilities	2,031,586	1,985,098
Total liabilities	2,673,345	2,690,900
STOCKHOLDERS' EQUITY
Common stock	1,438	1,380
Additional paid in capital	1,828,903	1,791,863
Retained earnings	1,090,983	896,122
Treasury stock	(1,046,152)	(910,601)
Accumulated other comprehensive (loss) income	(3,373)	1,219
Total stockholders’ equity	1,871,799	1,779,983
Total liabilities and stockholders’ equity	$4,545,144	$4,470,883
See the accompanying notes to the unaudited condensed consolidated financial statements
(1)Reflects the net debt for the Term Loan and Revolving Credit Facility with the associated debt issuance costs in short-term and long-term liabilities. See Note 5. Debt and Financing Arrangements for further discussion of the short-term and long-term debt.

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$693,818	$438,884	$2,215,328	$1,353,193
Operating expenses	603,689	365,971	1,809,188	1,108,824
Gross margin	90,129	72,913	406,140	244,369
Corporate general and administrative expenses	31,265	23,227	86,972	63,988
Operating income	58,864	49,686	319,168	180,381
Other (expense) income:
Interest expense	(27,960)	(4,968)	(80,983)	(15,363)
Gain on sale of operations, net	1,124	4,953	1,124	4,953
Other income, net	8,378	1,300	31,786	13,207
Total other (expense) income, net	(18,458)	1,285	(48,073)	2,797
Income before income tax expense	40,406	50,971	271,095	183,178
Income tax expense	10,260	15,887	76,234	51,417
Net income	$30,146	$35,084	$194,861	$131,761
Earnings per share:
Basic	$0.48	$0.70	$3.08	$2.63
Diluted	$0.48	$0.70	$3.06	$2.62
Basic weighted average shares outstanding	62,360	50,145	63,243	50,101
Diluted weighted average shares outstanding	62,699	50,401	63,609	50,359
Comprehensive income:
Net income	$30,146	$35,084	$194,861	$131,761
Other comprehensive loss, net of tax	(1,242)	(2,497)	(4,592)	(1,621)
Comprehensive income	$28,904	$32,587	$190,269	$130,140

See the accompanying notes to the unaudited condensed consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
June 30, 2025	142,851	88,827	$1,429	$1,821,388	$1,060,837	$(989,680)	$(2,131)	$1,891,843
Net income	—	—	—	—	30,146	—	—	30,146
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,242)	(1,242)
Share repurchases	—	826	—	—	—	(56,433)	—	(56,433)
Indirect repurchase of shares for minimum tax withholding	—	—	—	—	—	(39)	—	(39)
Restricted stock units and awards	1	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	7,334	—	—	—	7,334
Business acquisitions	905	—	9	181	—	—	—	190
September 30, 2025	143,757	89,653	$1,438	$1,828,903	$1,090,983	$(1,046,152)	$(3,373)	$1,871,799

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
June 30, 2024	137,905	87,743	$1,379	$845,962	$951,761	$(910,322)	$2,654	$891,434
Net income	—	—	—	—	35,084	—	—	35,084
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,497)	(2,497)
Indirect repurchase of shares for minimum tax withholding	—	3	—	—	—	(215)	—	(215)
Restricted stock units and awards	6	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	2,415	—	—	—	2,415
Business acquisitions	23	—	—	1,699	—	—	—	1,699
September 30, 2024	137,934	87,746	$1,379	$850,076	$986,845	$(910,537)	$157	$927,920

See the accompanying notes to the unaudited condensed consolidated financial statements

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2024	137,945	87,747	$1,380	$1,791,863	$896,122	$(910,601)	$1,219	$1,779,983
Net income	—	—	—	—	194,861	—	—	194,861
Other comprehensive loss, net of tax	—	—	—	—	—	—	(4,592)	(4,592)
Share repurchases	—	1,817	—	—	—	(127,754)	—	(127,754)
Indirect repurchase of shares for minimum tax withholding	—	89	—	—	—	(7,797)	—	(7,797)
Restricted stock units and awards	100	—	1	(1)	—	—	—	—
Performance share units	124	—	1	(1)	—	—	—	—
Stock-based compensation	—	—	—	19,573	—	—	—	19,573
Business acquisitions	5,588	—	56	17,469	—	—	—	17,525
September 30, 2025	143,757	89,653	$1,438	$1,828,903	$1,090,983	$(1,046,152)	$(3,373)	$1,871,799

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2023	137,387	87,573	$1,374	$832,475	$855,084	$(899,093)	$1,778	$791,618
Net income	—	—	—	—	131,761	—	—	131,761
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,621)	(1,621)
Indirect repurchase of shares for minimum tax withholding	—	173	—	—	—	(11,444)	—	(11,444)
Restricted stock units and awards	124	—	1	(1)	—	—	—	—
Performance share units	273	—	3	(3)	—	—	—	—
Stock-based compensation	—	—	—	7,431	—	—	—	7,431
Business acquisitions	150	—	1	10,174	—	—	—	10,175
September 30, 2024	137,934	87,746	$1,379	$850,076	$986,845	$(910,537)	$157	$927,920

See the accompanying notes to the unaudited condensed consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$194,861	$131,761
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of operations, net of tax	(1,124)	(4,953)
Depreciation and amortization expense	74,313	28,593
Bad debt expense, net of recoveries	3,216	2,099
Adjustment to contingent purchase price liabilities	1,984	6,340
Stock-based compensation expense	19,572	7,431
Deferred income taxes	8,815	4,842
Other, net	5,256	434
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(186,884)	(99,967)
Other assets	(31,071)	(7,202)
Accounts payable	9,162	3,032
Income taxes payable	46,364	10,385
Accrued personnel costs	(33,962)	(17,055)
Other liabilities	(61,656)	2,428
Net cash provided by operating activities	48,846	68,168
Cash flows from investing activities:
Business acquisitions and purchases of client lists, net of cash acquired	—	(22,930)
Purchases of client fund investments	(35,600)	(16,100)
Proceeds from the sales and maturities of client fund investments	31,645	15,156
Proceeds from sales of divested operations	1,413	9,883
Change in funds held for clients	12	902
Additions to property and equipment	(15,035)	(9,650)
Other, net	652	(2,172)
Net cash used in investing activities	(16,913)	(24,911)
Cash flows from financing activities:
Proceeds from bank debt	1,193,400	818,500
Payment of bank debt	(1,027,500)	(793,600)
Deferred financing costs	(983)	(241)
Payment for acquisition of treasury stock	(127,754)	—
Indirect repurchase of shares for minimum tax withholding	(7,797)	(11,444)
Changes in client funds obligations	(48,338)	(47,576)
Payment of contingent consideration for acquisitions and client lists	(55,825)	(50,861)
Other, net	(436)	—
Net cash used in financing activities	(75,233)	(85,222)
Net decrease in cash, cash equivalents and restricted cash	(43,300)	(41,965)
Cash, cash equivalents and restricted cash at beginning of year	$187,170	$157,148
Cash, cash equivalents and restricted cash at end of period	$143,870	$115,183

Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$16,969	$1,076
Restricted cash	44,455	43,104
Cash equivalents included in funds held for clients	82,446	71,003
Total cash, cash equivalents and restricted cash	$143,870	$115,183

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
GAAP – United States Generally Accepted Accounting Principles
SOFR – Secured Overnight Financing Rate
SEC – United States Securities and Exchange Commission
Marcum Acquisition - the Transaction
Description of Business: CBIZ, Inc., together with all of its wholly-owned subsidiaries ("CBIZ," the "Company," "we," "us," or "our"), is a diversified services company which, acting through its subsidiaries, has been providing professional business services since 1996, primarily to small and medium-sized businesses, as well as individuals, governmental entities, and not-for-profit enterprises throughout the United States and parts of Canada. CBIZ manages and reports its operations along three practice groups: Financial Services, Benefits and Insurance Services and National Practices. A further description of products and services offered by each of the practice groups is provided in Note 13, Segment Disclosures.
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
The Captive Insurance Company recognizes premium as revenue monthly as monthly coverage expires. For the three and nine months ended September 30, 2025, revenue from the Captive Insurance Company was not material.
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
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). This standard introduces a practical expedient for all entities when estimating expected credit losses on current accounts receivable and contract assets arising from transactions under ASC Topic 606. Under the practical expedient, entities may assume that conditions at the balance sheet date remain unchanged over the life of the asset, reducing the need to prepare complex macroeconomic forecasts for short-term balances. ASU 2025-05 is effective for public companies with annual periods beginning after December 15, 2025, and interim periods within such fiscal years, with prospective application required. Early adoption is permitted. We do not expect adoption of ASU 2025-05 to have a material impact on our consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40): Targeted Improvement to the Accounting for Internal-Use Software ("ASU

2025-06"). This ASU modernizes the recognition and disclosure framework for internal-use software by removing all references to software project development stages and providing new guidance on how to evaluate whether the probable-to-complete recognition threshold has been met. This ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. We plan to adopt the guidance for the fiscal year ending December 31, 2028. We are currently evaluating the effect of adopting this ASU will have on our consolidated financial statements.

NOTE 3. BUSINESS COMBINATIONS

Acquisition of Marcum LLP
On November 1, 2024, the Company completed the acquisition of Marcum LLP (“Marcum”). The acquisition is referred to herein as the “Transaction”. During the nine months ended September 30, 2025, the Company’s Condensed Consolidated Statements of Comprehensive Income included $840.0 million of revenue and $162.3 million of operating income associated with the results of operations of Marcum.
Stock Consideration Transferred
At closing, the purchase price for the Transaction consisted of an aggregate of $1,063.0 million of cash consideration and $934.7 million of the Company’s common stock, which represents a fair value of 13.6 million shares issued as stock consideration. Pursuant to the terms of the Transaction, with respect to the 13.6 million shares of stock consideration, approximately 5.8 million shares, in aggregate, were delivered from January 2, 2025 to October 1, 2025 to the selling shareholders. The remaining 7.8 million shares will be delivered in 26 monthly installments starting on November 3, 2025.
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
During the nine months ended September 30, 2025, the Company reassessed its estimates and inputs as new information about facts and circumstances that existed as of the acquisition date became known. As a result, the Company recorded a $5.8 million net reduction in goodwill as a measurement period adjustment. The reduction to goodwill consists of a $21.0 million adjustment reflecting a reduction of the estimated settlement amounts associated with an acquired liability from $61.0 million to $40.0 million. The Company also recorded a $10.6 million increase to goodwill associated with accrued personnel costs, primarily as a result of recording an assumed liability associated with certain accrued personnel obligations previously unrecognized on the provisional opening balance sheet, and a $4.6 million increase to goodwill from a net decrease in assets acquired. The income statement impact, had those adjustments been made as of the acquisition date, was considered immaterial.

The following table summarizes the preliminary acquisition date fair value of net tangible and intangible assets acquired, net of liabilities assumed from Marcum, with the excess recorded as goodwill (in thousands):

On November 1, 2024
Fair Value
Total consideration transferred	$1,997,781
Assets acquired:
Account receivable	169,391
Unbilled revenue	23,247
Other current assets	24,431
Property and equipment	31,221
Other intangible assets	490,000
Right-of-use asset	166,840
Deferred income taxes, net	3,533
Total identifiable assets acquired	908,663
Liabilities assumed:
Account payable	27,278
Accrued personnel costs	55,220
Other current liabilities	67,156
Contingent purchase price assumed (current and non-current)	24,947
Lease liabilities (current and non-current)	174,256
Other non-current liabilities	1,295
Total liabilities assumed	350,152
Net asset acquired	558,511
Goodwill	$1,439,270

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
Refer to Note 2, Business Combinations, to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion of the Transaction.

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

Accounts receivable, net, at September 30, 2025 and December 31, 2024 was as follows (in thousands):

	September 30, 2025	December 31, 2024
Trade accounts receivable	$471,792	$416,211
Unbilled revenue, at net realizable value	300,936	150,362
Total accounts receivable	772,728	566,573
Allowance for doubtful accounts	(53,174)	(31,715)
Accounts receivable, net	$719,554	$534,858

Changes to the allowance for doubtful accounts for the nine months ended September 30, 2025 and year ended December 31, 2024 were as follows (in thousands):

	September 30, 2025	December 31, 2024
Balance at beginning of period	$(31,715)	$(25,598)
Provision	(27,086)	(19,979)
Charge-offs, net of recoveries	5,627	13,862
Allowance for doubtful accounts	$(53,174)	$(31,715)
NOTE 5. DEBT AND FINANCING ARRANGEMENTS
2024 Credit Facilities - Our primary debt financing arrangement is the Amended and Restated Credit Agreement, dated as of November 1, 2024, as amended by the First Amendment, dated as of March 7, 2025, by and among the Company, CBIZ, Inc. as the borrower, the lenders party thereto from time to time and Bank of America, N.A., as the agent, which provides $2.0 billion in senior secured credit facilities, consisting of term loans with an original principal amount of $1.4 billion (the “Term Loan”) and a $600.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan, as may be further amended, restated, supplemented or otherwise modified from time to time, the "2024 Credit Facilities"). On April 29, 2025, the Company entered into a Second Amendment (the "Debt Amendment") to the 2024 Credit Facilities. The Debt Amendment added a usual and customary "Available Amount" basket available for making of certain investments and/or restricted payments (including share repurchases) from time to time subject to the satisfaction of certain terms and conditions set forth therein and made certain other technical changes. The changes resulting from the Debt Amendment were accounted for as a modification under ASC 470, Debt ("ASC 470") with an immaterial impact to the financial statements.
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
In addition, the 2024 Credit Facilities include a financial covenant requiring that Total Net Leverage Ratio not exceed 5.00 to 1.00 initially, stepping down in increments to 3.75 to 1.00 during and after the seventh fiscal quarter after the closing (with a limited ability to temporarily increase in connection with material acquisitions commencing in the sixth fiscal quarter after the closing). The 2024 Credit Facilities also require a Minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 and affirmative and negative covenants that are in each case generally similar to those contained in our previous amended and restated 2022 credit facility, but with increases to certain baskets and caps and certain other exceptions. As of September 30, 2025, we were in compliance with all covenants under the 2024 Credit Facilities.
The balance outstanding under the 2024 Credit Facilities at September 30, 2025 and December 31, 2024 was as follows (in thousands):

	September 30, 2025	December 31, 2024
Short-term debt
Current portion, Term Loan	$70,000	$70,000
Current portion debt issuance costs, Term Loan	(3,677)	(3,823)
Total short-term debt	$66,323	$66,177

Long-term debt
Revolver Facility	$239,300	$20,900
Debt issuance costs, Revolver	(6,919)	(7,160)
Long-term portion, Term Loan	1,277,500	1,330,000
Long-term portion Debt Issuance Costs, Term Loan	(7,242)	(9,985)
Total long-term debt	$1,502,639	$1,333,755
The blended effective interest rates under the 2024 Credit Facilities and the 2022 credit facility, including the impact of interest rate swaps associated with those credit facilities, for the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended September 30,
	2025	2024
Weighted average rates	6.64%	5.40%
Range of effective rates	3.18% - 8.75%	1.93% - 6.83%
We had approximately $316.0 million of available funds under the 2024 Credit Facilities at September 30, 2025, based on the terms of the commitment. Available funds under the 2024 Credit Facilities are based on a multiple of earnings before interest, taxes, depreciation and amortization as defined in the 2024 Credit Facilities, and are reduced by letters of credit, other indebtedness and outstanding borrowings under the 2024 Credit Facilities. Under the 2024 Credit Facilities, loans are charged an interest rate consisting of a base rate or term SOFR rate plus an applicable margin, letters of credit are charged based on the same applicable margin, and a commitment fee is charged on the unused portion of the 2024 Credit Facilities.
Refer to Note 10, Debt and Financing Arrangements, to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion on the 2024 Credit Facilities and the 2022 credit facility.
Other Line of Credit - We have an unsecured $20.0 million line of credit by and among CBIZ Benefits and Insurance, Inc. and Huntington National Bank ("line of credit"). We utilize this line of credit to support our short-term funding requirements of payroll client fund obligations due to the investment of client funds, rather than liquidating client funds that have already been invested in available-for-sale securities. The line of credit did not have a balance outstanding at September 30, 2025 or December 31, 2024. The line of credit was renewed in July 2025 and will now terminate on July 30, 2026.
Interest Expense - Interest expense, including amortization of deferred financing costs, commitment fees, line of credit fees, and other applicable bank charges, for the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Credit facilities	$27,953	$4,968	$80,973	$15,360
Other	7	—	10	3
Total	$27,960	$4,968	$80,983	$15,363

NOTE 6. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Guarantees - We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $3.2 million and $3.2 million at September 30, 2025 and December 31, 2024, respectively. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.2 million and $2.2 million at September 30, 2025 and December 31, 2024, respectively.
Legal Proceedings - On November 10, 2023, CBIZ was named as a defendant in a putative class action lawsuit in the United States District Court for the District of Massachusetts by an individual claiming to be an employee of a CBIZ client whose personally identifiable information (“PII”) was compromised and stolen during a cyberattack CBIZ experienced on or about May 31, 2023. As a result of this incident, hackers were able to access and download certain files from CBIZ’s MOVEit Transfer server. The lawsuit alleges that CBIZ and Progress Software Corporation, the owner of MOVEit Transfer, failed to adequately secure and safeguard the individual’s, and similarly situated employees of CBIZ’s clients, PII from unauthorized access. The lawsuit seeks various remedies, including actual, compensatory, and punitive damages, along with injunctive relief, costs, and attorneys’ fees.
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
In June of 2025, the Company settled litigation against a small group of former employees. As part of the settlement of that litigation, the Company received a settlement payment of $12.5 million, which was recorded as a pre-tax gain in “Other income, net” on the Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2025.
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
Refer to Note 12, Commitments and Contingencies, to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion on the Company's commitments and contingencies.

NOTE 7. FINANCIAL INSTRUMENTS
Available-For-Sale Debt Securities - In connection with certain services provided by our payroll operations, we collect funds from our clients’ accounts in advance of paying client obligations. These funds held for clients are segregated and invested in accordance with our investment policy, which requires all investments carry an investment grade rating at the time of initial investment. These investments, primarily consisting of corporate and municipal bonds, are classified as available-for-sale and are included in the “Funds held for clients” line item on the accompanying unaudited Condensed

Consolidated Balance Sheets. The par value of these investments totaled $45.3 million and $41.3 million at September 30, 2025 and December 31, 2024, respectively, and these investments have maturity or callable dates ranging from October 2025 through February 2030.
At September 30, 2025, unrealized losses on the securities were not material and have not been recognized as a credit loss because the bonds are investment grade quality and management is not required or does not intend to sell prior to an expected recovery in value. The bond issuers continue to make timely principal and interest payments.
The following table summarizes activities related to these investments for the nine months ended September 30, 2025 and the year ended December 31, 2024 (in thousands):

	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
Fair value at beginning of period	$40,999	$39,459
Purchases	35,600	23,210
Redemptions	(3,525)	(500)
Maturities	(28,120)	(21,423)
Change in bond premium	(16)	(386)
Fair market value adjustment	221	639
Fair value at end of period	$45,159	$40,999
In addition to the available-for-sale debt securities discussed above, we also held other depository assets in the amount of $0.2 million and $0.2 million at September 30, 2025 and December 31, 2024, respectively. Those depository assets are classified as Level 1 in the fair value hierarchy.
Interest Rate Swaps - We utilize interest rate swaps to manage interest rate risk exposure associated with our floating-rate debt under the 2024 Credit Facilities, or the forecasted acquisition of such liability. We do not purchase or hold any derivative instruments for trading or speculative purposes. Refer to Note 7, Financial Instruments, to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion on our interest rate swaps.
The following table summarizes our outstanding interest rate swaps and their classification in the accompanying unaudited Condensed Consolidated Balance Sheets at September 30, 2025 and December 31, 2024 (amounts in thousands, except percentages):

	September 30, 2025
	Notional Amount	Fixed Rate	Expiration	Fair Value	Balance Sheet Location
Interest rate swap (1)	$100,000	4.047%	7/14/2026	$(294)	Other current liability
Interest rate swap	$30,000	1.186%	12/14/2026	$829	Other non-current asset
Interest rate swap (1)	$100,000	3.850%	7/14/2027	$(828)	Other non-current liability
Interest rate swap	$20,000	2.450%	8/14/2027	$330	Other non-current asset
Interest rate swap	$25,000	3.669%	4/14/2028	$(216)	Other non-current liability
Interest rate swap	$25,000	4.488%	10/14/2028	$(846)	Other non-current liability
Interest rate swap	$50,000	3.703%	3/14/2030	$(773)	Other non-current liability
Interest rate swap	$50,000	3.503%	4/14/2030	$(375)	Other non-current liability
Interest rate swap	$50,000	3.658%	7/14/2030	$(709)	Other non-current liability
Interest rate swap	$50,000	3.680%	7/15/2030	$(753)	Other non-current liability
(1)Entered into during the third quarter of 2025.

	December 31, 2024
	Notional Amount	Fixed Rate	Expiration	Fair Value	Balance Sheet Location
Interest rate swap	$50,000	0.834%	4/14/2025	$495	Other current asset
Interest rate swap	$30,000	1.186%	12/14/2026	$1,604	Other non-current asset
Interest rate swap	$20,000	2.450%	8/14/2027	$776	Other non-current asset
Interest rate swap	$25,000	3.669%	4/14/2028	$243	Other non-current asset
Interest rate swap	$25,000	4.488%	10/14/2028	$(437)	Other non-current liability

Refer to Note 8, Fair Value Measurements, for additional disclosures regarding fair value measurements.

The following table summarizes the effects of the interest rate swaps on the accompanying Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Loss Recognized in AOCI, net of tax		Gain Reclassified from AOCI into Expense
	Three Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
Interest rate swaps	$(636)	$(1,818)	$846	$1,186

	(Loss) Gain Recognized in AOCI, net of tax		Gain Reclassified from AOCI into Expense
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest rate swaps	$(3,072)	$623	$2,219	$3,551

NOTE 8. FAIR VALUE MEASUREMENTS
The following table summarizes our assets and (liabilities) at September 30, 2025 and December 31, 2024, respectively, that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (in thousands):

	Level	September 30, 2025	December 31, 2024
Assets of deferred compensation plan	1	$181,127	$167,170
Available-for-sale debt securities	1	$45,159	$40,999
Other depository assets	1	$180	$176
Deferred compensation plan obligations	1	$(181,127)	$(167,170)
Interest rate swaps	2	$(3,635)	$2,681
Bank debt, net	2	$(1,568,962)	$(1,399,932)
Contingent purchase price liabilities	3	$(41,257)	$(96,967)
During the nine months ended September 30, 2025 and 2024, there were no transfers between the valuation hierarchy Levels 1, 2 and 3.
The following table summarizes the change in Level 3 fair values of our contingent purchase price liabilities for the nine months ended September 30, 2025 and 2024 (pre-tax basis, in thousands):

	2025	2024
Beginning balance – December 31	$(96,967)	$(114,946)
Additions from business acquisitions	(2,941)	(15,184)
Contingent purchase price liabilities assumed	—	(5,231)
Settlement of contingent purchase price liabilities	60,635	58,468
Change in fair value of contingencies	170	516
Change in net present value of contingencies	(2,154)	(1,625)
Ending balance – September 30	$(41,257)	$(78,002)

The following table summarizes the changes in contingent purchase price consideration for previous acquisitions and contingent payments made for previous business acquisitions in the three and nine months ended September 30, 2025 and 2024, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net expense	$497	$5,702	$1,984	$6,340
Cash settlement paid	$7,061	$9,840	$55,825	$50,695
Shares issued (number)	13	23	60	117
Refer to Note 8, Fair Value Measurements, to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion on the fair value measurements and classification of our financial assets and liabilities.

NOTE 9. OTHER COMPREHENSIVE INCOME
The following table is a summary of other comprehensive income and discloses the tax impact of each component of other comprehensive (loss) income for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net unrealized gain on available-for-sale securities, net of taxes(1)	$35	$215	$158	$438
Net unrealized (loss) on interest rate swaps, net of taxes(2)	(1,271)	(2,709)	(4,736)	(2,041)
Foreign currency translation	(6)	(3)	(14)	(18)
Total other comprehensive (loss), net of tax	$(1,242)	$(2,497)	$(4,592)	$(1,621)

(1)Net of income tax expense of $12 and $85 for the three months ended September 30, 2025 and 2024, respectively. Net of income tax expense of $63 and $174 for the nine months ended September 30, 2025 and 2024, respectively.
(2)Net of income tax benefit of $422 and $903 for the three months ended September 30, 2025 and 2024, respectively. Net of income tax benefit of $1,578 and $680 for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 10. COMMON STOCK
Common Stock Issued for the Transaction - Pursuant to the Agreement and Plan of Merger, dated as of July 30, 2024, by and among the Company, Marcum and the other parties thereto (the “Merger Agreement”) and as part of the total purchase price consideration, we issued shares of our common stock to the selling shareholders in the Transaction. Refer to Note 3, Business Combinations, for more detail.
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
Share Repurchase Program - Over the past twenty years, our Board of Directors has annually renewed the Company’s share repurchase program, which permits the Company to repurchase, in accordance with SEC rules, up to 5 million shares of our outstanding common stock (i) in the open market, (ii) in privately negotiated transactions, or (iii) under Rule 10b5-1 trading plans (the “Share Repurchase Program”). The Board of Directors authorized the Share Repurchase Program on February 11, 2025, permitting repurchases through March 31, 2026.
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
We repurchased 1.4 million shares of our common stock for a total cost of $102.8 million under the ROFR Agreement and 0.4 million shares of our common stock in the open market for $25.0 million during the nine months ended September 30, 2025. Additionally, to settle statutory employee withholdings related to vesting of stock awards, we repurchased 0.1 million shares of our common stock at a cost of $7.8 million during the nine months ended September 30, 2025 and 0.2 million shares at a cost of $11.4 million during the nine months ended September 30, 2024.

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
Compensation expense for stock-based awards recognized during the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Restricted stock units and awards	$5,134	$1,291	$15,282	$4,194
Performance share units	2,200	1,124	4,291	3,237
Total stock-based compensation expense	$7,334	$2,415	$19,573	$7,431

Stock Options and Restricted Stock Units and Awards – The Company did not grant any stock options, nor were any stock options exercised during the nine months ended September 30, 2025. As of September 30, 2025, we have 150 thousand stock options outstanding with a weighted average exercise price per share of $35.22.

The following table presents our restricted stock units and awards activity during the nine months ended September 30, 2025 (in thousands, except per share unit data):

	Restricted Stock Units and Awards
	Number of Shares	Weighted Average Grant-Date Fair Value (1)
Outstanding at beginning of year	899	$67.01
Granted	133	$80.16
Exercised or released	(101)	$52.73
Expired or canceled	(8)	$80.59
Outstanding at September 30, 2025	923	$70.35
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

The following table presents our PSUs activity during the nine months ended September 30, 2025 (in thousands, except per share unit data):

	Performance Share Units	Weighted Average Grant-Date Fair Value Per Unit (1)
Outstanding at beginning of year	285	$48.18
Granted	81	$84.67
Vested	(124)	$38.12
Adjustments for performance results	25	$49.49
Outstanding at September 30, 2025	267	$63.99
(1)Represents weighted average market value of the PSUs; PSUs are granted at no cost to the recipients.

NOTE 12. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$30,146	$35,084	$194,861	$131,761
Denominator:
Basic
Weighted average common shares outstanding (1)	62,360	50,145	63,243	50,101
Diluted
Stock options (2)	68	77	77	77
Restricted stock units and awards (2)	152	74	170	76
Performance share units	116	96	116	96
Contingent shares (3)	3	9	3	9
Diluted weighted average common shares outstanding (4)	62,699	50,401	63,609	50,359
Basic earnings per share	$0.48	$0.70	$3.08	$2.63
Diluted earnings per share	$0.48	$0.70	$3.06	$2.62

(1)A total of 13.6 million shares that were issued as consideration in connection with the Transaction are included for the three and nine months ended September 30, 2025. Refer to Note 3, Business Combinations for more detail.
(2)A total of 103 thousand and 73 thousand shares of stock-based awards were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2025, respectively, as their effect would be anti-dilutive. A total of 8 thousand and 49 thousand shares of stock-based awards were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2024, respectively, as their effect would be anti-dilutive.
(3)Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by us once future conditions have been met.
(4)The denominator used in calculating diluted earnings per share did not include 151 thousand PSUs for both the three and nine months ended September 30, 2025. The denominator used in calculating diluted earnings per share did not include 158 thousand PSUs for both the three and nine months ended September 30, 2024. The performance conditions associated with these PSUs were not met and consequently none of these PSUs were considered as issuable for the three and nine months ended September 30, 2025 and 2024.

NOTE 13. SEGMENT DISCLOSURES
Our business units have been aggregated into three practice groups: Financial Services, Benefits and Insurance Services, and National Practices. The business units have been aggregated based on the following factors: similarity of the products and services provided to clients; similarity of the regulatory environment in which they operate; and similarity of economic conditions affecting long-term performance. The business units are managed along these segment lines. Refer to Note 19, Segment Disclosure, to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion on the segment lines.
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
The practice groups respective revenue and pre-tax income, significant segment expenses, and a reconciliation of segment profit or loss measure to the consolidated income before income tax expense for the three and nine months ended September 30, 2025 and 2024 is presented below. We do not manage our assets on a segment basis, therefore segment assets are not presented below.

Segment information for the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended September 30, 2025
	Financial Services	Benefits and Insurance Services	National Practices	Total
Revenue from external customers	$578,522	$103,387	$11,909	$693,818

Significant expenses:
Personnel costs	381,106	65,222	10,560	456,888
Facility costs	22,937	3,219	2	26,158
Other costs, gains, and losses, net (1)	80,417	15,599	(1,001)	95,015
Total segment expense	484,460	84,040	9,561	578,061
Segment income before income tax expense	94,062	19,347	2,348	115,757

Corporate & other:
Unallocated corporate operating expenses				25,081
General & administrative expenses				31,265
Interest expense				27,960
Other income, net				(8,955)
Consolidated income before income tax expense				$40,406

	Three Months Ended September 30, 2024
	Financial Services	Benefits and Insurance Services	National Practices	Total
Revenue from external customers	$322,295	$104,040	$12,549	$438,884

Significant expenses:
Personnel costs	210,418	64,855	10,643	285,916
Facility costs	11,962	3,110	42	15,114
Other costs, gains, and losses, net (1)	38,244	14,998	(4,537)	48,705
Total segment expense	260,624	82,963	6,148	349,735
Segment income before income tax expense	61,671	21,077	6,401	89,149

Corporate & other:
Unallocated corporate operating expenses				11,266
General & administrative expenses				23,227
Interest expense				4,968
Other income, net				(1,283)
Consolidated income before income tax expense				$50,971

	Nine Months Ended September 30, 2025
	Financial Services	Benefits and Insurance Services	National Practices	Total
Revenue from external customers	$1,862,002	$318,292	$35,034	$2,215,328

Significant expenses:
Personnel costs	1,170,676	196,965	31,072	1,398,713
Facility costs	70,283	9,622	7	79,912
Other costs, gains, and losses, net (1)	238,293	46,445	(772)	283,966
Total segment expense	1,479,252	253,032	30,307	1,762,591
Segment income before income tax expense	382,750	65,260	4,727	452,737

Corporate & other:
Unallocated corporate operating expenses				45,518
General & administrative expenses				86,972
Interest expense				80,983
Other income, net				(31,831)
Consolidated income before income tax expense				$271,095

	Nine Months Ended September 30, 2024
	Financial Services	Benefits and Insurance Services	National Practices	Total
Revenue from external customers	$1,004,158	$309,867	$39,168	$1,353,193

Significant expenses:
Personnel costs	640,021	196,013	33,486	869,520
Facility costs	35,807	9,354	167	45,328
Other costs, gains, and losses, net (1)	112,952	44,389	(3,540)	153,801
Total segment expense	788,780	249,756	30,113	1,068,649
Segment income before income tax expense	215,378	60,111	9,055	284,544

Corporate & other:
Unallocated corporate operating expenses				34,908
General & administrative expenses				63,988
Interest expense				15,363
Other income, net				(12,893)
Consolidated income before income tax expense				$183,178
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
The following discussion is intended to assist in the understanding of our financial position at September 30, 2025 and December 31, 2024, results of operations for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024, and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2024. This discussion and analysis contains forward-looking statements and should be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” included in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2024.
OVERVIEW
We provide professional business services, products and solutions that help our clients grow and succeed by better managing their finances and employees. These services are primarily provided to small and medium-sized businesses, as well as individuals, governmental entities, and not-for-profit enterprises throughout the United States and parts of Canada. We deliver integrated services through three practice groups: Financial Services, Benefits and Insurance Services, and National Practices. Refer to Note 19, Segment Disclosures to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion on the practice groups.
Refer to the Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion of our business and strategies, as well as the external relationships and regulatory factors that currently impact our operations.
EXECUTIVE SUMMARY
Revenue for the three months ended September 30, 2025 increased by $254.9 million, or 58.1%, to $693.8 million from $438.9 million for the same period in 2024. Revenue from newly acquired operations, net of divestitures, contributed $245.6 million, or 56.0%, of incremental revenue for the three months ended September 30, 2025, as compared to the same period in 2024. A detailed discussion of revenue by practice group is included under "Operating Practice Groups."
Revenue for the nine months ended September 30, 2025 increased by $862.1 million, or 63.7%, to $2,215.3 million from $1,353.2 million for the same period in 2024. Revenue from newly acquired operations, net of divestitures, contributed $835.2 million, or 61.7%, of incremental revenue for the nine months ended September 30, 2025 as compared to the same period in 2024. A detailed discussion of revenue by practice group is included under "Operating Practice Groups".
Net income was $30.1 million, or $0.48 per diluted share, in the third quarter of 2025, compared to $35.1 million, or $0.70 per diluted share, in the third quarter of 2024. For the nine months ended September 30, 2025, net income was $194.9 million, or $3.06 per diluted share, compared to $131.8 million, or $2.62 per diluted share, for the same period in 2024. Refer to “Results of Operations" for a detailed discussion of the components of net income.
The uncertainty in the current economic and geopolitical environment has already led to softness in the demand for the nonrecurring project-based services we offer. We expect this softness in demand caused by the current economic and geopolitical environment could continue and may limit management's ability to forecast demand for the remainder of 2025.
Strategic Use of Capital
Our overall business objective continues to focus on making strategic acquisitions that allow us to strengthen our presence in existing markets, expand into high growth industries, and broaden our services to our existing clients. As a result of the Transaction and related 2024 Credit Facilities, we have $1,586.8 million of outstanding debt under the 2024 Credit Facilities as of September 30, 2025. To achieve our business objective of making strategic acquisitions, our current priority for use of capital is to maximize cash flow to fund working capital to drive organic growth and to pay down debt, which will allow us more liquidity to make strategic, selective, and high-return acquisitions in the future. In addition, we believe that repurchasing shares of our common stock can be a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our stockholders.

During the nine months ended September 30, 2025, we repurchased 1.4 million shares of our common stock for $102.8 million under the ROFR Agreement and 0.4 million shares of our common stock in the open market for $25.0 million. Additionally, to settle statutory employee withholding related to vesting of stock awards, we repurchased 0.1 million shares of our common stock at a cost of $7.8 million during the nine months ended September 30, 2025 and 0.2 million shares at a cost of $11.4 million during the nine months ended September 30, 2024. Refer to Note 10, Common Stock, to the accompanying unaudited condensed consolidated financial statements for further details.
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
RESULTS OF OPERATIONS
Revenue
The following tables summarize total revenue for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	% of Total	2024	% of Total	$ Change	% Change
	(Amounts in thousands, except percentages)
Financial Services	$578,522	83.4%	$322,295	73.4%	$256,227	79.5%
Benefits and Insurance Services	103,387	14.9%	104,040	23.7%	(653)	(0.6)%
National Practices	11,909	1.7%	12,549	2.9%	(640)	(5.1)%
Total CBIZ	$693,818	100.0%	$438,884	100.0%	$254,934	58.1%

	Nine Months Ended September 30,
	2025	% of Total	2024	% of Total	$ Change	% Change
	(Amounts in thousands, except percentages)
Financial Services	$1,862,002	84.1%	$1,004,158	74.2%	$857,844	85.4%
Benefits and Insurance Services	318,292	14.4%	309,867	22.9%	8,425	2.7%
National Practices	35,034	1.5%	39,168	2.9%	(4,134)	(10.6)%
Total CBIZ	$2,215,328	100.0%	$1,353,193	100.0%	$862,135	63.7%

Non-qualified Deferred Compensation Plan
We sponsor a Non-qualified Deferred Compensation Plan (the "deferred compensation plan"), under which a CBIZ employee’s compensation deferral is held in a rabbi trust and invested accordingly as directed by the employee. Income and expenses related to the deferred compensation plan, which are recorded in "Corporate and Other" for segment reporting purposes, are included in “Operating expenses”, “Gross margin” and “Corporate general and administrative expenses” and are directly offset by deferred compensation gains or losses in “Other income, net” in the accompanying Condensed Consolidated Statements of Comprehensive Income. The deferred compensation plan has no impact on “Income before income tax expense” or diluted earnings per share.

Income and expenses related to the deferred compensation plan for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Amounts in thousands)
Operating (income) expense	$7,847	$7,305	$17,132	$18,164
Corporate general & administrative (income) expense	1,076	1,064	2,415	2,444
Other income, net	8,923	8,369	19,547	20,608

Excluding the impact of the above-mentioned income and expenses related to the deferred compensation plan, the operating results for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,
	2025				2024
	(Amounts in thousands, except percentages)
	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue
Gross margin	$90,129	$7,847	$97,976	14.1%	$72,913	$7,305	$80,218	18.3%
Operating income	58,864	8,923	67,787	9.8%	49,686	8,369	58,055	13.2%
Other income (expense), net	8,378	(8,923)	(545)	(0.1)%	1,300	(8,369)	(7,069)	(1.6)%
Income before income tax expense	40,406	—	40,406	5.8%	50,971	—	50,971	11.6%

	Nine Months Ended September 30,
	2025				2024
	(Amounts in thousands, except percentages)
	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue
Gross margin	$406,140	$17,132	$423,272	19.1%	$244,369	$18,164	$262,533	19.4%
Operating income	319,168	19,547	338,715	15.3%	180,381	20,608	200,989	14.9%
Other income (expense), net	31,786	(19,547)	12,239	0.6%	13,207	(20,608)	(7,401)	(0.5)%
Income before income tax expense	271,095	—	271,095	12.2%	183,178	—	183,178	13.5%

Operating Expenses
The following tables summarize total operating expenses for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating expenses by segment:
Financial Services	$483,841	$260,639	$223,202	85.6%
Benefits and Insurance Services	84,082	82,965	1,117	1.3%
National Practices	10,685	11,101	(416)	(3.7)%
Corporate and Other	25,081	11,266	13,815	122.6%
Total Operating expenses	$603,689	$365,971	$237,718	65.0%
Operating expenses % of revenue	87.0%	83.4%
Operating expenses excluding deferred compensation	$595,842	$358,666	$237,176	66.1%
Operating expenses excluding deferred compensation % of revenue	85.9%	81.7%

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating expenses by segment:
Financial Services	1,478,792	$789,009	$689,783	87.4%
Benefits and Insurance Services	253,447	249,845	3,602	1.4%
National Practices	31,431	35,062	(3,631)	(10.4)%
Corporate and Other	45,518	34,908	10,610	30.4%
Total Operating expenses	$1,809,188	$1,108,824	$700,364	63.2%
Operating expenses % of revenue	81.7%	81.9%
Operating expenses excluding deferred compensation	$1,792,056	$1,090,660	$701,396	64.3%
Operating expenses excluding deferred compensation % of revenue	80.9%	80.6%
Three months ended September 30, 2025 compared to September 30, 2024. Total operating expenses for the three months ended September 30, 2025 increased by $237.7 million, or 65.0%, to $603.7 million as compared to $366.0 million in the same period in 2024. The deferred compensation plan increased operating expenses by $7.8 million for the three months ended September 30, 2025 and increased operating expenses by $7.3 million in the same period in 2024. Excluding the deferred compensation expenses, which were recorded in "Corporate and Other" for segment reporting purposes, operating expenses would have been $595.8 million and $358.7 million, or 85.9% and 81.7% of revenue, for the three months ended September 30, 2025 and 2024, respectively. In addition, operating expenses for the three months ended September 30, 2025 included approximately $23.2 million of integration costs associated with the Transaction, and the operating expenses for the three months ended September 30, 2024 included approximately $0.6 million of non-recurring integration costs associated with the acquisitions completed in 2024.
The majority of our operating expenses relate to personnel costs, which include (i) salaries and benefits, (ii) commissions paid to producers, (iii) incentive compensation, and (iv) stock-based compensation. Excluding the impact of deferred compensation, which was recorded in "Corporate and Other" for segment reporting purposes, operating expenses increased by approximately $237.2 million during the three months ended September 30, 2025 as compared to the same period in 2024, driven by $175.9 million higher personnel costs primarily as a result of the

Transaction, $17.1 million higher facility costs, $14.9 million higher depreciation and amortization costs, $10.5 million higher direct costs, $6.5 million higher technology costs, $5.6 million higher professional service costs, $3.3 million higher travel and entertainment costs, $1.8 million higher discretionary spending to support business growth, and $1.6 million higher marketing costs. Personnel costs are discussed in further detail under “Operating Practice Groups” below.
Nine months ended September 30, 2025 compared to September 30, 2024. Total operating expenses for the nine months ended September 30, 2025 increased by $700.4 million, or 63.2%, to $1,809.2 million as compared to $1,108.8 million in the same period in 2024. The deferred compensation plan increased operating expenses by $17.1 million for the nine months ended September 30, 2025 and by $18.2 million during the same period in 2024. Excluding the impact of deferred compensation, which was recorded in "Corporate and Other" for segment reporting purposes, operating expenses would have been $1,792.1 million and $1,090.7 million, or 80.9% and 80.6% of revenue, for the nine months ended September 30, 2025 and 2024, respectively. In addition, operating expense for the nine months ended September 30, 2025 included approximately $43.3 million of integration costs associated with the Transaction, and the operating expenses for the nine months ended September 30, 2024 included approximately $0.9 million of non-recurring integration costs associated with the acquisitions completed in 2024. The increase in operating expense was primarily driven by personnel costs increase of $531.7 million primarily as a result of the Transaction, $45.9 million higher depreciation and amortization expense, $40.7 million higher facility costs, $32.3 million higher direct costs, $18.5 million higher technology related costs, $12.8 million higher travel and entertainment costs, $12.5 million higher professional services costs, and $4.5 million higher marketing costs, as well as $2.5 million higher other discretionary spending to support business growth.

Corporate General & Administrative (“G&A”) Expenses

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(Amounts in thousands, except percentages)
G&A expenses	$31,265	$23,227	$8,038	34.6%
G&A expenses % of revenue	4.5%	5.3%
G&A expenses excluding deferred compensation	$30,189	$22,163	$8,026	36.2%
G&A expenses excluding deferred compensation % of revenue	4.4%	5.0%

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(Amounts in thousands, except percentages)
G&A expenses	$86,972	$63,988	$22,984	35.9%
G&A expenses % of revenue	3.9%	4.7%
G&A expenses excluding deferred compensation	$84,557	$61,544	$23,013	37.4%
G&A expenses excluding deferred compensation % of revenue	3.8%	4.5%

Three months ended September 30, 2025 compared to September 30, 2024. The deferred compensation plan increased G&A expenses by $1.1 million for the three months ended September 30, 2025, and increased G&A expenses by $1.1 million during the same period in 2024. The G&A expenses, excluding the impact of the deferred compensation plan, would have been $30.2 million, or 4.4% of revenue, for the three months ended September 30, 2025, compared to $22.2 million, or 5.0% of revenue, for the same period in 2024, an increase of approximately $8.0 million. The increase was primarily driven by $3.1 million higher personnel costs, $1.8 million higher marketing costs, $1.0 million higher insurance costs, $0.9 million higher other discretionary spending to support business growth, $0.8 million higher technology costs, and $0.4 million higher travel and entertainment costs. The G&A expenses for the three months ended September 30, 2025 included approximately $5.4 million of integration costs primarily associated with the Transaction. For the three months ended September 30, 2024, there were approximately $7.7 million of non-recurring transaction and integration costs associated with the Transaction.
Nine months ended September 30, 2025 compared to September 30, 2024. The deferred compensation plan increased G&A expenses by $2.4 million for the nine months ended September 30, 2025, and increased G&A expenses by $2.4 million during the same period in 2024. G&A expenses, excluding the impact of the deferred compensation plan, would have been $84.6 million, or 3.8% of revenue, for the nine months ended September 30, 2025, compared to $61.5 million, or 4.5% of revenue, for the same period in 2024, an increase of $23.0 million. The increase in G&A expenses was primarily due to approximately $5.9 million higher professional fees, $4.8 million higher personnel costs, $3.3 million higher marketing costs, $2.8 million higher insurance costs, $1.8 million higher technology costs, $1.6 million higher other discretionary spending to support business growth, $1.5 million higher facility costs, and $1.3 higher legal settlement costs. The G&A expenses for the nine months ended September 30, 2025 included approximately $20.2 million of integration costs primarily associated with the Transaction. For the nine months ended September 30, 2024, there were approximately $15.0 million of non-recurring transaction and integration costs associated with the Transaction.

Other Income (Expense), Net

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(Amounts in thousands, except percentages)
Interest expense	$(27,960)	$(4,968)	$(22,992)	N/M
Gain on sale of operations, net	1,124	4,953	(3,829)	(77.3)%
Other income, net (1)	8,378	1,300	7,078	N/M
Total other (expense) income, net	$(18,458)	$1,285	$(19,743)	N/M

(1)Other income, net includes a net gain of $8.9 million during the three months ended September 30, 2025, and a net gain of $8.4 million for the same period in 2024, associated with the value of investments held in a rabbi trust related to the deferred compensation plan, which were recorded in "Corporate and Other" for segment reporting purposes. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan are offset by a corresponding increase or decrease to compensation expense, which is recorded as “Operating expenses” and “G&A expenses.” The deferred compensation plan has no impact on “Income before income tax expense” or diluted earnings per share. In addition, included in other income, net for the three months ended September 30, 2025 and 2024, is expense of $0.5 million and $5.7 million, respectively, related to net changes in the fair value of contingent consideration related to prior acquisitions.

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(Amounts in thousands, except percentages)
Interest expense	$(80,983)	$(15,363)	$(65,620)	N/M
Gain on sale of operations, net	1,124	4,953	(3,829)	(77.3)%
Other income, net (2)	31,786	13,207	18,579	N/M
Total other income (expense), net	$(48,073)	$2,797	$(50,870)	N/M

(2)Other income, net includes a net gain of $19.5 million during the nine months ended September 30, 2025, compared to a net gain of $20.6 million for the same period in 2024, associated with the value of investments held in a rabbi trust related to the deferred compensation plan, which were recorded in "Corporate and Other" for segment reporting purposes. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan are offset by a corresponding increase or decrease to compensation expense, which is recorded as “Operating expenses” and “G&A expenses.” The deferred compensation plan has no impact on “Income before income tax expense” or diluted earnings per share. In addition, included in other income, net for the nine months ended September 30, 2025 and 2024, is expense of $2.0 million and $6.3 million, respectively, related to net changes in the fair value of contingent consideration related to prior acquisitions. As stated in Note 6, Commitments and Contingencies, to the accompanying unaudited condensed consolidated financial statements in the nine months ended September 30, 2025, the Company recorded a gain of $12.5 million from a legal settlement within Other income, net.
Interest Expense
Three and nine months ended September 30, 2025 compared with September 30, 2024. During the three months ended September 30, 2025, our average debt balance and weighted average effective interest rate were $1,554.7 million and 6.62%, respectively, compared to $350.7 million and 5.37%, respectively, for the same period in 2024. The increase in interest expense of $23.0 million for the three months ended September 30, 2025 as compared to the same period in 2024 was primarily driven by the higher average debt balance as well as higher weighted average effective interest rate associated with the 2024 Credit Facilities which was entered into on November 1, 2024.
During the nine months ended September 30, 2025, our average debt balance and interest rate were $1,513.9 million and 6.64%, respectively, compared to $362.1 million and 5.40%, respectively, for the same period in 2024. The increase in interest expense for the nine months ended September 30, 2025 as compared to the same period in 2024 was $65.6 million. This was primarily driven by the higher average debt balance as well as higher weighted average effective interest rate associated with the 2024 Credit Facilities which was entered into on November 1, 2024.
Our indebtedness is further discussed in Note 5, Debt and Financing Arrangements, to the accompanying unaudited condensed consolidated financial statements.
Other Income (Expense), Net
Three and nine months ended September 30, 2025 compared with September 30, 2024. For the three months ended September 30, 2025, other income, net includes a net gain of $8.9 million associated with the deferred compensation plan. For the same period in 2024, other income, net includes a net gain of $8.4 million associated with the deferred compensation plan. Excluding the impact of the deferred compensation plan, the other income, net would have been a $0.5 million loss for the three months ended September 30, 2025 and a $7.1 million loss for the same period in 2024. The decrease in other expense, net was primarily attributed to a $5.3 million assumed contingent purchase price liability during the three months ended September 30, 2024, which did not recur in 2025. Other miscellaneous expenses, net, decreased by $1.3 million in 2025 as compared to 2024.
For the nine months ended September 30, 2025, other income, net includes a net gain of $19.5 million associated with the non-qualified deferred compensation plan. For the same period in 2024, other income, net includes a net gain of $20.6 million associated with the non-qualified deferred compensation plan. Excluding the impact of the deferred compensation plan from other income, net would result in an increase of $19.6 million for the nine months ended September 30, 2025 compared to the same period in 2024. The increase was primarily due to a $12.5 million legal settlement gain, $1.4 million of higher interest income, and $1.3 million of higher other miscellaneous income, net. In addition, we recorded a $5.3 million assumed contingent purchase price liability in 2024, which did not recur in 2025, as a result, the expenses associated with the contingent earnout decreased by $4.4 million in 2025 as compared to 2024.
Further discussion related to the legal settlement is included in Note 6, Commitments and Contingencies, to the accompanying unaudited condensed financial statements.
Income Tax Expense

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(Amounts in thousands, except percentages)
Income tax expense	$10,260	$15,887	$(5,627)	(35.4)%
Effective tax rate	25.4%	31.2%

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(Amounts in thousands, except percentages)
Income tax expense	$76,234	$51,417	$24,817	48.3%
Effective tax rate	28.1%	28.1%

Three and nine months ended September 30, 2025 compared with September 30, 2024. The effective tax rate for the three months ended September 30, 2025 was 25.4%, compared to an effective tax rate of 31.2% for the comparable period in 2024. The decrease in the effective tax rate for the three month period ended September 30, 2025 was primarily due to a higher tax benefit recognized related to stock based compensation expense along with lower state income tax expense during the third quarter of 2025 compared to the same period in 2024. These items favorably affected the tax rate as related to pre-tax income for the three months ended September 30, 2025 when compared to the same period in 2024. The decrease in income tax expense for the three months ended September 30, 2025, when compared to the same period in 2024, was primarily driven by the decrease in pre-tax income in 2025, along with the aforementioned favorable items.

The effective tax rate for the nine months ended September 30, 2025 was 28.1%, compared to an effective tax rate of 28.1% for the same period in 2024. The increase in income tax expense for the nine months ended September 30, 2025, when compared to the same period in 2024, was primarily driven by the increase in pre-tax income in 2025.
Operating Practice Groups
We deliver our integrated services through three practice groups: Financial Services, Benefits and Insurance Services, and National Practices. A description of these groups' operating results and factors affecting their businesses is provided below.
Financial Services

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue	$578,522	$322,295	$256,227	79.5%
Operating expenses	483,841	260,639	223,202	85.6%
Gross margin / Operating income	94,681	61,656	33,025	53.6%
Total other (expense) income, net	(619)	15	(634)	N/M
Income before income tax expense	$94,062	$61,671	$32,391	52.5%
Gross margin percent	16.4%	19.1%

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue	$1,862,002	$1,004,158	$857,844	85.4%
Operating expenses	1,478,792	789,009	689,783	87.4%
Gross margin / Operating income	383,210	215,149	168,061	78.1%
Total other (expense) income, net	(460)	229	(689)	N/M
Income before income tax expense	$382,750	$215,378	$167,372	77.7%
Gross margin percent	20.6%	21.4%

Three months ended September 30, 2025 compared to September 30, 2024.
Revenue
The Financial Services practice group revenue for the three months ended September 30, 2025 grew by 79.5% to $578.5 million from $322.3 million during the same period in 2024. This increase of $256.2 million was primarily the result of the Transaction and was across almost all service lines. When compared to the same period in 2024, revenue from traditional accounting and tax-related services increased by $226.0 million, revenue from advisory services increased by $23.3 million, and revenue from national technology services increased by $8.6 million. Revenue from government healthcare consulting services remained relatively consistent.
We provide a range of services to affiliated CPA firms under joint referral and administrative service agreements (“ASAs”). Fees earned under the ASAs are recorded as revenue in the accompanying Condensed Consolidated Statements of Comprehensive Income and were approximately $130.3 million and $60.9 million for the three months ended September 30, 2025 and 2024, respectively.
Operating Expenses
Operating expenses for the three months ended September 30, 2025 increased by $223.2 million, or 85.6%, as compared to the same period in 2024. Personnel costs increased by $171.1 million, of which acquisitions contributed approximately $161.3 million to the increase. Compared to the same period in 2024, depreciation and amortization costs, direct costs, facility costs, technology costs, professional services costs, travel and entertainment costs, marketing costs, other discretionary spending to support business growth, and office expenses increased by approximately $15.3 million, $11.0 million, $11.0 million, $6.0 million, $3.6 million, $2.4 million, $1.5 million, $0.8 million, and $0.5 million, respectively. Operating expenses as a percentage of revenue increased to 83.6% for the three months ended September 30, 2025 from 80.9% of revenue for the same period in 2024.
Nine months ended September 30, 2025 compared to September 30, 2024.
Revenue
Revenue for the nine months ended September 30, 2025 grew by 85.4% to $1,862.0 million from $1,004.2 million during the same period in 2024. This increase of $857.8 million was primarily the result of the Transaction and was across all service lines. As compared to the same period in 2024, revenue from the traditional accounting and tax-related services increased by $738.1 million, revenue from advisory services increased by $80.0 million, revenue from national technology increased by $37.2 million, and revenue from government healthcare consulting services increased by approximately $3.0 million.
Fees earned under the ASAs, as described above, were approximately $529.1 million and $217.7 million for the nine months ended September 30, 2025 and 2024, respectively.
Operating Expenses
Operating expenses for the nine months ended September 30, 2025 increased by $689.8 million, or 87.4%, as compared to the same period last year. Personnel costs increased by $530.8 million, of which acquisitions contributed approximately $519.2 million to the increase. Compared to the same period in 2024, depreciation and amortization costs, direct costs, facility costs, technology costs, professional services costs, travel and entertainment costs, marketing costs, and employee costs increased by approximately $46.9 million, $36.8 million, $34.5 million, $17.5 million, $8.1 million, $5.6 million, $5.1 million, and $2.6 million, respectively. In addition, other discretionary costs increased by approximately $1.9 million to support the business growth. Operating expense as a percentage of revenue increased to 79.4% during the nine months ended September 30, 2025 from 78.6% of revenue during the same period in 2024.
Benefits and Insurance Services

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue	$103,387	$104,040	$(653)	(0.6)%
Operating expenses	84,082	82,965	1,117	1.3%
Gross margin / Operating income	19,305	21,075	(1,770)	(8.4)%
Total other income, net	42	2	40	N/M
Income before income tax expense	$19,347	$21,077	$(1,730)	(8.2)%
Gross margin percent	18.7%	20.3%

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue	$318,292	$309,867	$8,425	2.7%
Operating expenses	253,447	249,845	3,602	1.4%
Gross margin / Operating income	64,845	60,022	4,823	8.0%
Total other income, net	415	89	326	N/M
Income before income tax expense	$65,260	$60,111	$5,149	8.6%
Gross margin percent	20.4%	19.4%
Three months ended September 30, 2025 compared to September 30, 2024.
Revenue
The Benefits and Insurance Services practice group revenue for the three months ended September 30, 2025 remained relatively unchanged when compared to the same period in 2024. Revenue for the three month period ended September 30, 2025 increased by $2.3 million from payroll and human capital related services and increased by $0.3 million in employee benefit and retirement benefit service lines. This increase was offset by a $3.2 million decrease in the property and casualty services revenue.
Operating Expenses
Operating expenses for the three months ended September 30, 2025 increased by $1.1 million, or 1.3%, when compared to the same period in 2024. The increase was primarily driven by direct costs and professional services, which increased by $1.3 million and $0.2 million, respectively, when compared to the same period in 2024. The increase was offset with a decrease of approximately $0.4 million of depreciation and amortization expense. Operating expenses as a percentage of revenue increased to 81.3% for the quarter ended September 30, 2025 from 79.7% of revenue for the same period in 2024.
Nine months ended September 30, 2025 compared to September 30, 2024.
Revenue
The Benefits and Insurance Services practice group revenue increased by $8.4 million, or 2.7%, to $318.3 million during the nine months ended September 30, 2025 compared to $309.9 million for the same period in 2024. The increase was primarily driven by a $10.3 million increase from payroll and human capital related services and a $7.0 million increase in employee benefit and retirement benefit services lines. The increase was offset by a $8.8 million decrease in the property and casualty services revenue.
Operating Expenses
Operating expenses for the nine months ended September 30, 2025 increased by $3.6 million, or 1.4%, when compared to the same period in 2024. This increase was primarily driven by direct costs and personnel costs which increased by $4.3 million and $1.0 million, respectively, when compared to the same period in 2024. This increase was offset by a decrease of $1.0 million of depreciation and amortization expenses and a decrease of $0.7 million in travel and entertainment costs. Operating expense as a percentage of revenue decreased to 79.6% during the nine months ended September 30, 2025 as compared to 80.6% of revenue for the same period in 2024.
National Practices

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue	$11,909	$12,549	$(640)	(5.1)%
Operating expenses	10,685	11,101	(416)	(3.7)%
Gross margin / Operating income	1,224	1,448	(224)	(15.5)%
Total other (expense) income, net	1,124	4,953	(3,829)	(77.3)%
Income before income tax expenses	$2,348	$6,401	$(4,053)	(63.3)%
Gross margin percent	10.3%	11.5%

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue	$35,034	$39,168	$(4,134)	(10.6)%
Operating expenses	31,431	35,062	(3,631)	(10.4)%
Gross margin / Operating income	3,603	4,106	(503)	(12.3)%
Total other (expense) income, net	1,124	4,949	(3,825)	(77.3)%
Income before income tax expenses	$4,727	$9,055	$(4,328)	(47.8)%
Gross margin percent	10.3%	10.5%

Three and nine months ended September 30, 2025 compared with September 30, 2024.
Revenue and Operating Expenses
During the three months ended September 30, 2024, we completed the sale of CBIZ KA Consulting Services, LLC ("KA Consulting"), which was a component of the National Practices group. KA Consulting contributed approximately $2.2 million and $8.4 million of revenue for the three and nine months ended September 30, 2024. The remaining National Practice group is primarily driven by a cost-plus contract with a single client, which has existed since 1999. The cost-plus contract is a five-year contract with the most recent renewal through December 31, 2028. During the three and nine months ended September 30, 2025, revenue decreased by $0.6 million, or 5.1%, and by $4.1 million, or 10.6%, respectively, while operating expenses decreased by $0.4 million or 3.7%, and $3.6 million, or 10.4%, respectively. The decrease in revenue and in operating expense was attributed to the result of the sale of KA Consulting.
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

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating expenses	$25,081	$11,266	$13,815	122.6%
Corporate general and administrative expenses	31,265	23,227	8,038	34.6%
Operating loss	(56,346)	(34,493)	(21,853)	63.4%
Total other expense, net	(19,006)	(3,685)	(15,321)	N/M
Loss before income tax expense	$(75,352)	$(38,178)	$(37,174)	97.4%

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating expenses	$45,518	$34,908	$10,610	30.4%
Corporate general and administrative expenses	86,972	63,988	22,984	35.9%
Operating loss	(132,490)	(98,896)	(33,594)	34.0%
Total other expense, net	(49,154)	(2,470)	(46,684)	N/M
Loss before income tax expense	$(181,644)	$(101,366)	$(80,278)	79.2%

Three months ended September 30, 2025 compared to September 30, 2024.
Total operating expenses increased by $13.8 million during the three months ended September 30, 2025, as compared to the same period in 2024. The deferred compensation plan increased operating expenses by $7.8 million for the three months ended September 30, 2025 and increased operating expenses by $7.3 million during the same period in 2024. Excluding the deferred compensation expenses, operating expenses increased by $13.3 million during the three months ended September 30, 2025, as compared to the same period in 2024. The increase was primarily driven by $5.9 million higher facility costs, $4.6 million higher personnel costs, $1.8 higher professional service costs, and $1.5 million higher other discretionary spending to support business growth.
Total corporate G&A expenses increased by $8.0 million, or 34.6%, during the three months ended September 30, 2025, as compared to the same period in 2024. The deferred compensation plan increased corporate G&A expenses by $1.1 million for the three months ended September 30, 2025 and by $1.1 million during the same period in 2024. Excluding the deferred compensation expenses, corporate G&A expense increased by approximately $8.0 million during the three months ended September 30, 2025, as compared to the same period in 2024. The increase was primarily driven by $3.1 million higher personnel costs, $1.8 million higher marketing costs, $1.0 million higher insurance costs, $0.9 million higher other discretionary spending to support business growth, $0.8 million higher technology costs, and $0.4 million higher travel and entertainment costs. The G&A expenses for the three months ended September 30, 2025 included approximately $5.7 million of integration costs primarily associated with the Transaction. For the three months ended September 30, 2024, there were approximately $7.7 million of integration costs associated with the Transaction.
Total other expense, net increased by $15.3 million during the three months ended September 30, 2025, as compared to the same period in 2024. For the three months ended September 30, 2025, total other expense, net included a net gain of $8.9 million associated with the deferred compensation plan. For the same period in 2024, total other expense, net included a net gain of $8.4 million associated with the deferred compensation plan. Excluding the impact of the deferred compensation plan, total other expense, net increased by $15.9 million for the three months ended September 30, 2025 compared to the same period in 2024. The increase was primarily due to $23.0 million higher interest expense, partially offset by $5.0 million higher fair value adjustments as well as $2.5 million other adjustments recorded to other income (expense), net.
Nine months ended September 30, 2025 compared to September 30, 2024.
Total operating expenses increased by $10.6 million, or 30.4%, during the nine months ended September 30, 2025, as compared to the same period in 2024. The deferred compensation plan increased operating expenses by $17.1 million for the nine months ended September 30, 2025, and by $18.2 million during the same period in 2024. Excluding the deferred compensation expenses, operating expense increased by approximately $11.6 million during the nine months ended September 30, 2025, as compared to the same period in 2024. This increase was primarily driven by $5.2 million higher facility costs, $4.1 million higher professional service costs, $2.1 million higher personnel costs, and $0.2 million higher other discretionary spending to support business growth.
Total corporate G&A expenses increased by $23.0 million, or 35.9%, during the nine months ended September 30, 2025, as compared to the same period in 2024. The deferred compensation plan increased corporate G&A expenses by $2.4 million for the nine months ended September 30, 2025 and by $2.4 million during the same period in 2024. Excluding the deferred compensation expenses, corporate G&A expense increased by approximately $23.0 million during the nine months ended September 30, 2025, as compared to the same period in 2024. The increase was primarily due to approximately $5.9 million higher professional fees, $4.8 million higher personnel costs, $3.3 million higher marketing costs, $2.8 million higher insurance costs, $1.8 million higher technology costs, $1.6 million higher other discretionary spending to support business growth, $1.5 million higher facility costs, and $1.3 higher legal settlement costs. The G&A expenses for the nine months ended September 30, 2025 included approximately $20.2 million of integration costs primarily associated with the Transaction. For the nine months ended September 30, 2024 there were approximately $15.0 million of non-recurring transaction and integration costs associated with the Transaction.
Total other expense, net increased by $46.7 million during the nine months ended September 30, 2025, as compared to the same period in 2024. Total other expense, net for the nine months ended September 30, 2025 includes a net gain of $19.5 million associated with the deferred compensation plan. For the same period in 2024, total other expense, net includes a net gain of $20.6 million associated with the deferred compensation plan. Excluding the impact of the deferred compensation plan, total other expense, net increased by $45.6 million for the nine months ended September 30, 2025 compared to the same period in 2024. The increase was primarily due to $65.6 million higher interest expense, partially offset by a gain from a legal settlement of $12.5 million recorded to other income (expense), net, $4.4 million higher fair value adjustments and $1.7 million higher other adjustments, as well as an increase of $1.4 million of interest income.
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
Accounts receivable balances increase in response to the first three months' revenue generated by the Financial Services practice group. A significant amount of this revenue is billed and collected in subsequent quarters. Days sales outstanding (“DSO”) represent accounts receivable and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve months' daily revenue. We provide DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of our ability to collect on receivables in a timely manner. Trailing-twelve-month DSO, including the impact of acquisitions, was 94 days and 97 days at September 30, 2025 and 2024, respectively. DSO at December 31, 2024 was 73 days.
The following table presents selected cash flow information. For additional details, refer to the accompanying Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended September 30,
	2025	2024
	(Amounts in thousands)
Net cash provided by operating activities	$48,846	$68,168
Net cash used in investing activities	(16,913)	(24,911)
Net cash used in financing activities	(75,233)	(85,222)
Net decrease in cash, cash equivalents and restricted cash	$(43,300)	$(41,965)

Operating Activities - Cash provided by operating activities was $48.8 million during the nine months ended September 30, 2025, primarily consisted of working capital use of $258.0 million, which was offset by net income of $194.9 million and certain non-cash items, such as depreciation and amortization expense of $74.3 million, deferred income tax of $8.8 million, stock-based compensation expense of $19.6 million, and an adjustment to contingent earnout liability of $2.0 million. Cash provided by operating activities was $68.2 million during the nine months ended September 30, 2024, primarily consisted of working capital use of $108.4 million, which was offset by net income of $131.8 million and certain non-cash items, such as depreciation and amortization expense of $28.6 million, deferred income tax of $4.8 million, stock-based compensation expense of $7.4 million, and an adjustment to contingent earnout liability of $6.3 million.
Investing Activities - Cash used in investing activities during the nine months ended September 30, 2025 was $16.9 million and consisted primarily of $15.0 million in capital expenditures and $4.0 million in net client fund investment activity, partially offset by $1.4 million received from sale of operations and $0.7 million in other investing activities primarily related to acquisition related working capital adjustment payments and notes receivable. The net cash flow related to funds held for clients and other activities were immaterial. Cash used in investing activities during the nine months ended September 30, 2024 was $24.9 million and consisted primarily of $22.9 million used for business acquisitions, $9.7 million in capital expenditures, and $2.2 million in other investing activities primarily related to acquisition related working capital adjustment payments and notes receivable. The net cash flow related to funds held for clients and other activities were immaterial.
The balances in funds held for clients and client fund obligations can fluctuate with the timing of cash receipts and the related cash payments. The nature of these accounts is further described in Note 1, Basis of Presentation and Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Financing Activities - Cash used in financing activities during the nine months ended September 30, 2025 was $75.2 million and primarily consisted of $135.6 million of cash used in share repurchases, of which $102.8 million was used under the ROFR Agreement and $25.0 million were open market purchases. Additionally, $48.3 million was paid to reduce client fund obligations and $55.8 million was paid as contingent consideration payments related to prior acquisitions. The use of cash was partially offset by $165.9 million in net proceeds from the 2024 Credit Facilities. Cash used in financing activities during the nine months ended September 30, 2024 was $85.2 million and primarily consisted of $24.9 million in net proceeds from the 2022 credit facility, partially offset by $11.4 million cash used in share repurchases for tax withholding purposes, a $47.6 million net decrease in client fund obligations and $50.9 million in contingent consideration payments related to prior acquisitions.

CAPITAL RESOURCES
Credit Facilities - At September 30, 2025, we had $1,586.8 million outstanding under the 2024 Credit Facilities as well as $3.2 million of outstanding letters of credit. Available funds under the 2024 Credit Facilities, based on the terms of the commitment, were approximately $316.0 million at September 30, 2025. The weighted average interest rate under the 2024 Credit Facilities was 6.64% during the nine months ended September 30, 2025, compared to 5.40% for the same period in 2024 under the 2022 credit facility. The 2024 Credit Facilities allows for the allocation of funds for future strategic initiatives, including acquisitions and the repurchase of our common stock, subject to the terms and conditions of the 2024 Credit Facilities.
Debt Covenant Compliance - Under the 2024 Credit Facilities, we are required to meet certain financial covenants with respect to (i) total leverage ratio and (ii) minimum interest charge coverage ratio. We were in compliance with our financial covenants as of September 30, 2025. Our ability to service our debt and to fund future strategic initiatives will depend upon our ability to generate cash in the future. For further discussion regarding our 2024 Credit Facilities, refer to Note 5, Debt and Financing Arrangements, to the accompanying unaudited condensed consolidated financial statements.

Use of Capital - Our overall business objective continues to focus on making strategic acquisitions that allow us to strengthen our presence in existing markets, expand into high growth industries, and broaden our services to our existing clients. As a result of the Transaction and related 2024 Credit Facilities we have $1,586.8 million of outstanding debt as of September 30, 2025. To achieve our business objective of making strategic acquisitions, our current priority for use of capital is to maximize cash flow to fund working capital to drive organic growth and to pay down debt, which will allow us more liquidity to make strategic, selective, and high-return acquisitions in the future. In addition, we believe that repurchasing shares of our common stock can be a prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our stockholders.

During the nine months ended September 30, 2025, we completed no acquisitions. During the nine months ended September 30, 2025, we repurchased 1.4 million shares of our common stock at a cost of $102.8 million under the ROFR Agreement and 0.4 million shares of our common stock in the open market for $25.0 million. Additionally, to settle statutory employee withholdings related to vesting of stock awards, we repurchased 0.1 million shares of our common stock at cost of $7.8 million during the nine months ended September 30, 2025 and 0.2 million shares at a cost of $11.4 million during the nine months ended September 30, 2024.
Cash Requirements - Cash requirements for the remainder of 2025 and beyond will include share repurchases through both our ROFR Agreement and open market purchases, the repayment of outstanding debt and related interest, making strategic acquisitions, funding seasonal working capital requirements, making contingent purchase price payments for previous acquisitions, income tax payments, and capital expenditures. We believe that cash provided by operations, as well as available funds under our 2024 Credit Facilities, will be sufficient to meet cash requirements for the remainder of 2025 and beyond.
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
We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $3.2 million and $3.2 million at September 30, 2025 and December 31, 2024, respectively. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.2 million and $2.2 million at September 30, 2025 and December 31, 2024, respectively.
We have various agreements under which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by us under such indemnification clauses is generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2025, we are not aware of any material obligations arising under indemnification agreements that would require payment.
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

From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements that we make, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to: payments on accounts receivable may be slower than expected, or amounts due on receivables or notes may not be fully collectible; our business could be adversely affected if Marcum does not perform to our expectations or we underestimate the liabilities we have assumed; we are dependent on the services of our executive officers, and other key employees, the loss of whom may have a material adverse effect on our business, financial condition and results of operations; restrictions imposed by independence requirements and conflict of interest rules, as well as the nature and terms of our current Administrative Service Agreements, limit our ability to provide services to clients of the attest firms with which we have contractual relationships and the ability of such attest firms to provide attestation services to our clients; our goodwill and other intangible assets could become impaired, which could lead to material non-cash charges against earnings and a material impact on our results of operations and financial condition; certain liabilities resulting from acquisitions are estimated and could lead to a material impact on our results of operations; we may fail to realize the anticipated benefits of acquisitions, or they may prove disruptive and could result in the combined business failing to meet our expectations; recent SEC and Public Company Accounting Oversight Board ("PCAOB") sanctions against Marcum may adversely impact our performance and reputation; if we are unable to implement and maintain effective internal control over financial reporting following the Transaction, we may fail to prevent or detect material misstatements in our financial statements, in which case investors could lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decline; we may not be able to acquire and finance additional businesses, which could limit our ability to pursue our business strategy; we will incur transaction, integration, and restructuring costs in connection with our acquisition program; governmental regulations and interpretations are subject to changes, which could have a material adverse effect on our financial condition; continuing uncertainty in the current economic and geopolitical environment could lead to continuing softness in demand for certain of our services; changes in the United States healthcare environment, including new healthcare legislation, may adversely affect the revenue and margins in our healthcare benefit business; we are subject to risks relating to processing customer transactions for our payroll and other transaction processing businesses; cyberattacks or other security breaches involving our computer systems or the systems of one or more of our vendors could materially and adversely affect our business; we are subject to risk as it relates to software that we license from third parties; we are reliant on information processing systems and any failure or disruptions of these systems could have a material adverse effect on our business, financial condition and results of operations; we could be held liable for errors and omissions; the business services industry is competitive and fragmented, if we are unable to compete effectively, our business, financial condition and results of operations could be negatively impacted; given our levels of share-based compensation, our tax rate may vary significantly depending on our stock price; rapid technological changes could significantly impact our competitive position, client relationships and operating results and our ability to realize the anticipated benefits of the Transaction; climate change legislation or regulations restricting emissions of greenhouse gases could result in increased operating costs; the adverse impact of legislative and regulatory changes in the U.S. and globally, including as a result of the One Big Beautiful Bill Act, on our tax rate, accounting practices, operations and results; the widespread outbreak of a communicable illness or any other public health crisis could adversely affect our business, financial condition and results of operations; we require a significant amount of cash for interest payments on our debt and to expand our business as planned; terms of the 2024 Credit Facilities could adversely affect our ability to run our business and/or reduce stockholder returns; our failure to satisfy covenants in our debt instruments could cause a default under those instruments; our increased leverage following the Transaction may adversely impact our business; we may be more sensitive to revenue fluctuations than other companies, which could result in fluctuations in the market price of our common stock; the significant number of shares issuable as the stock consideration in the Transaction may adversely impact our stock price; the future issuance of additional shares could adversely affect the price of our common stock; there is volatility in our stock price; and the price of our common stock could be adversely impacted if we do not perform to expectations following the Transaction.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our floating rate debt under the 2024 Credit Facilities exposes us to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would have affected the rate at which we could borrow funds under the 2024 Credit Facilities. The balance outstanding under our 2024 Credit Facilities at September 30, 2025 was $1,586.8 million, of which $1,086.8 million was subject to rate risk. If market rates were to increase or decrease 100 basis points from the levels at September 30, 2025, interest expense would have increased or decreased approximately $10.9 million annually.

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

As of September 30, 2025, we have the following interest rate swaps outstanding (in thousands, except percentages):

	September 30, 2025
	Notional Amount	Fixed Rate	Expiration
Interest rate swap	$100,000	4.047%	7/14/2026
Interest rate swap	$30,000	1.186%	12/14/2026
Interest rate swap	$100,000	3.850%	7/14/2027
Interest rate swap	$20,000	2.450%	8/14/2027
Interest rate swap	$25,000	3.669%	4/14/2028
Interest rate swap	$25,000	4.488%	10/14/2028
Interest rate swap	$50,000	3.703%	3/14/2030
Interest rate swap	$50,000	3.503%	4/14/2030
Interest rate swap	$50,000	3.658%	7/14/2030
Interest rate swap	$50,000	3.680%	7/15/2030
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
Other than the above, there have been no changes to our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent sales of unregistered securities
During the three months ended September 30, 2025, approximately 13 thousand shares of our common stock were issued as payment for contingent consideration for previous acquisitions. In addition, the Company delivered 0.9 million shares of our common stock to the selling shareholders pursuant to the terms of the Transaction. The foregoing shares were issued in transactions not involving a public offering in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act. The persons to whom the shares were issued had access to full information about the Company and represented that they acquired the shares for their own account and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold, or otherwise transferred without having first been registered under the Securities Act or pursuant to an exemption from the Securities Act.
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
Shares repurchased under the Share Repurchase Program during the three months ended September 30, 2025 (reported on a trade-date basis) are summarized in the table below (amounts in thousands, except per share data). Average price paid per share includes fees and commissions.

	Issuer Purchases of Equity Securities
Third Quarter Purchases	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
July 1 – July 31, 2025	382	$73.42	382	3,627
August 1 – August 31, 2025	444	$63.93	444	3,183
September 1 - September 30, 2025	—	$—	—	3,183
Third Quarter Purchases	826		826

According to the terms of our 2024 Credit Facilities, our ability to declare or make any dividend payments is limited. Refer to Note 5, Debt and Financing Arrangements, to the condensed consolidated financial statements for a description of working capital restrictions and limitations on the payment of dividends.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense condition of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement" (as defined in the Exchange Act).

Item 6. Exhibits

10.1
Seventh Amendment to Loan Agreement, dated July 31, 2025, by and among CBIZ Benefit and Insurance Services, Inc. and Huntington National Bank. (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, File No. 001-329621, on July 31, 2025, and incorporated herein by reference).

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

CBIZ, Inc.
(Registrant)

Date:	October 30, 2025	By:	/s/ BRAD LAKHIA
Brad Lakhia
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer