Form 10-K
period 2025-12-31
CBIZ, Inc.
filed 2026-02-26
CIK 944148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________
FORM 10-K
________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the last sales price of such common stock as of the closing of trading on June 30, 2025, was approximately $3,830.6 million.
The number of outstanding shares of the registrant’s common stock was 50,073,624 as of February 20, 2026.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2026 Annual Meeting of Stockholders.

CBIZ, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act”). All statements other than statements of historical fact included in this Annual Report on Form 10-K including, without limitation, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and plans and objectives for future performance are forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are commonly identified by the use of such terms and phrases as “will,” “could,” “can,” “may,” “strive,” “hope,” “intend,” “believe,” “estimate,” “continue,” “plan,” “expect,” “project,” “anticipate,” “outlook,” “foreseeable future,” “seek” and words or phrases of similar import in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated services, sales efforts, expenses, and financial results.

From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this Annual Report on Form 10-K and in any other public statements that we make, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to: payments on accounts receivable may be slower than expected, or amounts due on receivables or notes may not be fully collectible; our business could be adversely affected if the non-attest business assets we acquired from Marcum LLP ("Marcum") do not perform to our expectations or we underestimate the liabilities we have assumed; we are dependent on the services of our executive officers, and other key employees, the loss of any of whom may have a material adverse effect on our business, financial condition and results of operations; our profitability could suffer if we are not able to effectively utilize our employees, maintain operational efficiencies or manage our cost structure; restrictions imposed by independence requirements and conflict of interest rules, as well as the nature and terms of our current Administrative Service Agreements, limit our ability to provide services to clients of the attest firms with which we have contractual relationships and the ability of such attest firms to provide attestation services to our clients; our goodwill and other intangible assets could become impaired, which could lead to material non-cash charges against earnings and an adverse on our results of operations and financial condition; certain liabilities resulting from acquisitions are estimated and could lead to a material impact on our results of operations; we may fail to realize the anticipated benefits of acquisitions, or they may prove disruptive and could result in the combined business failing to meet our expectations; claims or adverse publicity could harm our brand, reputation and ability to compete and attract and retain clients, talent and future acquisition targets; we may not be able to acquire and finance additional businesses, which could limit our ability to pursue our business strategy; we will incur transaction, integration, and restructuring costs in connection with our acquisition program; governmental regulations and interpretations are subject to changes, which could have a material adverse effect on our financial condition; uncertainty in the current economic and geopolitical environment could lead to declines in demand for certain of our services; changes in the United States healthcare environment, including new healthcare legislation, may adversely affect the revenue and margins in our healthcare benefit business; we are subject to risks relating to processing customer transactions for our payroll and other transaction processing businesses; cyberattacks or other security breaches involving our computer systems or the systems of one or more of our vendors could materially and adversely affect our business; we are subject to risk as it relates to software that we license from third parties; we are reliant on information processing systems and any failure or disruptions of these systems could have a material adverse effect on our business, financial condition and results of operations; we could be held liable for errors and omissions; the business services industry is competitive and fragmented, if we are unable to compete effectively, our business, financial condition and results of operations could be negatively impacted; failure to maintain our reputation and brand could impact our ability to attract and retain clients, employees and future acquisition targets, and may have a material adverse effect on our business, financial condition and results of operations; we are dependent on our existing client base and our ability to retain and expand our relationships with those clients. Our clients may terminate our engagements with little or no notice and without penalty, which may result in unexpected declines in our revenue or unexpected costs; given our levels of share-based compensation, our tax rate may vary significantly depending on our stock price; we may be subject to the actions of activist stockholders; rapid technological changes could significantly impact our competitive position, client relationships and operating results and our ability to realize the anticipated benefits of our acquisition of the non-attest business assets and liabilities of Marcum and CBIZ CPAs P.C.'s purchase from Marcum of substantially all of Marcum's attest business assets (the "Transaction"); climate change legislation or regulations restricting emissions of greenhouse gases could result in increased operating costs; the widespread outbreak of a communicable illness or any other public health crisis could adversely affect our business, financial condition and results of operations; we require a significant amount of cash for interest payments on our debt and to expand our business as planned; terms of the 2024 Credit Facilities could adversely affect our ability to run our business and/or reduce stockholder returns; our failure to satisfy covenants in our debt instruments could cause a default under those instruments; our increased leverage following the Transaction may adversely impact our business; we may be more sensitive to revenue fluctuations than other companies, which could result in fluctuations in the market price of our common stock; the significant number of shares issuable as the stock consideration in the Transaction may adversely impact our stock price; the future issuance of additional shares could adversely affect the price of our common stock; there is volatility in our stock price; and the price of our common stock could be adversely impacted if we do not perform to expectations following the Transaction.
Such forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Should one or more of these risks materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or implied.
Consequently, no forward-looking statement can be guaranteed. Our actual future results may vary materially, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in the current, quarterly, periodic and annual reports we file with the Securities and Exchange Commission ("SEC"). Also note that we provide cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses in "Item 1. Business" and "Item 1A. Risk Factors". These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those described here could also adversely affect our operating or financial performance.
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

PART I
ITEM 1. BUSINESS

Overview
CBIZ, Inc. (NYSE: CBZ) is a leading professional services advisor to middle-market businesses nationwide. With industry knowledge and expertise in accounting, tax, advisory, benefits, insurance, and technology, CBIZ delivers actionable insights to help clients anticipate what is next and discover new ways to accelerate growth. CBIZ has more than 9,500 team members across more than 140 locations in 23 major markets coast to coast.

Business Strategy
Since the Company’s founding in 1996, CBIZ has been committed to building an organization that offers unparalleled services and expertise across its industries, addressing its clients' most critical, time-sensitive needs while delivering forward-thinking solutions and actionable insights.
A key component of the Company’s strategy is growth by acquisition. CBIZ pursues highly regarded organizations that help the Company enter attractive geographic markets, strengthen its presence in an existing market, add services or deepen expertise for existing offerings, expand into higher growth industries, and access top talent. The Company has completed acquisitions of organizations seeking a broader national platform and enhanced client service capabilities, possess strong leadership, and demonstrate a cultural fit.
CBIZ’s people are its key differentiator and competitive advantage. Our team members are committed to our clients’ success and take pride in their deep and longstanding client relationships. They combine the scale of national resources with local delivery to provide clients with specialized expertise and technical depth. CBIZ continues to cultivate a culture designed to attract, develop, and retain top talent in support of long-term growth. CBIZ continues to be recognized as an employer of choice and in 2025, received 120 workplace awards from local, national, and industry publications, associations, and organizations.

Business Services
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
The leaders for each service line report to the President of the Financial Services Practice Group.
Independence restrictions and state accountancy laws and regulations preclude us from rendering audit and attest services. Internal audit services are not attest services and are performed for clients by CBIZ. Accordingly, we maintain joint-referral relationships and administrative service agreements (each, an “ASA”, and collectively, the "ASAs") with independent licensed Certified Public Accounting firms (each, a "CPA firm", and collectively, the “CPA firms”) pursuant to which audit and attest services may be provided by such CPA firms. At December 31, 2025, we maintained ASAs with four CPA firms. Most of the members and/or stockholders of those CPA firms are also our employees, and we render services to the CPA firms as an independent contractor. One of our ASAs is with CBIZ CPAs, P.C. ("CBIZ CPAs"), formerly known as Mayer Hoffman McCann, P.C., an independent national CPA firm headquartered in New York, NY. CBIZ CPAs has 421 stockholders as of December 31, 2025. CBIZ CPAs maintains an eleven member Board of Directors. There are no board members of CBIZ CPAs who hold senior officer positions at CBIZ and none of the senior leaders of the Financial Services Divisions are shareholders in CBIZ CPAs. Our association with CBIZ CPAs provides clients the access to the multi-state resources and expertise of a national CPA firm. We also have an ASA with Myers and Stauffer LC (“MSLC”), an independent national governmental health care consulting CPA firm headquartered in Kansas City, Missouri. At December 31, 2025, MSLC has 43 equity members, all of whom are also our employees. MSLC maintains a five-member executive committee, none of whom hold senior officer positions at CBIZ.
The ASAs have remaining terms ranging up to 49 years, are renewable upon mutual agreement of the parties, and contain rights of extension and termination. Under the ASAs, we provide a range of services to the CPA firms, including (but not limited to): administrative functions such as office management, bookkeeping and accounting; preparation of marketing and promotional materials; and providing office space, computer equipment, systems support and administrative and professional staff. Services are performed in exchange for a fee. Fees earned by us under the ASAs are recorded as revenue in the accompanying Consolidated Statements of Comprehensive Income and totaled approximately $651.2 million, $306.5 million and $259.6 million for the years ended December 31, 2025, 2024 and 2023, respectively, a majority of which is related to services rendered to privately-held clients and governmental agencies. In the event that accounts receivable and unbilled work in process become uncollectible by the CPA firms, the service fee due to us is typically reduced on a proportional basis such that the Company is exposed to losses that create a variable interest. Refer to Note 1, Basis of Presentation and Significant Accounting Policies, to the accompanying consolidated financial statements for further discussion.

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
The leaders for each service line report to the President of Benefits and Insurance Services practice group.
The Benefits and Insurance Services practice group maintains relationships with many different insurance carriers. We do not assume underwriting risk. Some of these carriers have compensation arrangements with us whereby some portion of payments due to the Company may be contingent upon meeting certain performance goals, or upon our providing client services that would otherwise be provided by the carriers. These compensation arrangements are provided to us as a result of our performance and expertise, and may result in enhancing our ability to access certain insurance markets and services on behalf of our clients. The aggregate compensation related to these arrangements received during the years ended December 31, 2025, 2024 and 2023 was approximately 1% of consolidated CBIZ revenue for the respective periods.
National Practices
Our National Practices group provides managed networking and hardware services to a single client based on a cost-plus contract which expires on December 31, 2028. We have been serving this client in the United States and Canada for more than 20 years.
Revenue
Revenue by practice group for the years ended December 31, 2025, 2024 and 2023 is provided in the table below (in thousands) along with a discussion of certain external relationships and regulatory factors that currently impact those segments.

	Year End December 31,
	2025	%	2024	%	2023	%
Financial Services	$2,301,462	83.4%	$1,362,539	75.1%	$1,160,686	73.0%
Benefits and Insurance Services	409,633	14.9%	401,048	22.1%	382,605	24.0%
National Practices	46,896	1.7%	49,885	2.8%	47,903	3.0%
Total CBIZ revenue	$2,757,991	100.0%	$1,813,472	100.0%	$1,591,194	100.0%
Our revenue growth model includes both organic and inorganic components: recurring revenue with high client retention, new client wins, cross-serving additional services to our existing clients, and inorganic strategic acquisitions.

•Recurring Revenue with High Client Retention. A significant portion of our revenue is recurring in nature, reflecting the essential services we provide to our clients on an ongoing basis. We maintain strong client relations which drives high retention by consistently creating value and helping clients achieve their goals, take advantage of opportunities, and address critical challenges.

•New client wins. As a leading national provider of professional services to middle-market businesses, we offer a breadth of services and depth of expertise that helps differentiate us from our competitors. We combine these offerings with a strong commitment to exceptional client service and a focus on building long-term client relationships to attract new clients.
•Cross-serving. Cross-serving enables us to offer and deliver multiple services to existing clients. Our professionals identify cross-serving opportunities and, through internal coordination across business service lines, we provide more comprehensive solutions that leverage our diverse and integrated capabilities. Serving as our clients’ preferred partner allows us to respond to evolving needs with tailored, multi-disciplinary services.
•Strategic Acquisitions. Since our founding, we have pursued growth through strategic acquisitions. We pursue acquisitions to enter attractive geographic markets, strengthen our presence in existing markets, add services expertise within existing offerings, expand into higher growth industries and service niches and access top talent. Guided by defined criteria, we identify and pursue highly regarded, best-in-class financial, insurance, and advisory firms that desire a greater national platform and enhanced client service capabilities. Our target companies exhibit strong leadership, maintain a positive market reputation, align culturally to CBIZ's values, commit to exceptional client service, and have a client base with cross-serving potential. In 2025, we completed one business acquisition in the fourth quarter that is immaterial to the consolidated financial statements. From time to time, we also divest, through sale or closure, business operations that do not contribute to our long-term growth objectives or are not critical to our service offerings or markets. For further discussion regarding acquisitions, refer to Note 2, Business Combinations, to the accompanying consolidated financial statements.
Clients
We provide multi-disciplinary professional services and comprehensive solutions to a broad and diversified client base across the United States. Our clients range in size from small and middle-market business to larger enterprises and organizations.
Our largest client, which is served by the National Practices group, generated approximately 1.7% of our consolidated revenue in 2025. Management believes that the diversity of our client base helps mitigate the impact of adverse economic conditions affecting any single industry or geographic market. Nevertheless, economic conditions among select clients and groups of clients may have an impact on the demand for the services that we provide.
Regulation
Our operations are subject to regulation by federal, state, and professional governing bodies. Accordingly, our business services may be impacted by legislative changes by these bodies, particularly with respect to provisions relating to payroll, benefits administration and insurance services, pension plan administration and tax and accounting. We remain abreast of regulatory changes affecting our business, as these changes often affect clients’ activities with respect to employment, taxation, benefits, and accounting. For instance, changes in income, estate, or property tax laws may require additional consultation with clients subject to these changes to assist these clients to comply with revised regulations.
We are subject to industry regulation and changes, including changes in laws, regulations, and codes of ethics governing our accounting, insurance, registered investment advisory and broker-dealer operations, as well as in other industries, the interpretation of which may impact our operations.
We are subject to certain privacy and information security laws and regulations, including, but not limited to those under the Health Insurance Portability and Accountability Act of 1996, Financial Modernization Act of 1999, the Health Information Technology for Economic and Clinical Health Act, and other provisions of federal and state laws which may restrict our operations and give rise to expenses related to compliance.

As a public company, we are subject to the Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act") including the provisions intended to reform the oversight of public company auditing, improve the quality and transparency of financial reporting by those companies and strengthen the independence of auditors.
With respect to CPA firm clients that are required to file audited financial statements with the SEC, the SEC staff views us as an associated entity of the CPA firms with which we maintain ASAs in applying independence rules established by the SEC. Accordingly, we do not hold any financial interest in an SEC-reporting attest client of an associated CPA firm, enter into any business relationship with an SEC-reporting attest client that the CPA firm performing an audit could not maintain, or provide any non-audit services to an SEC-reporting attest client that the CPA firm performing an audit could not provide, under the auditor independence limitations set out in the Sarbanes-Oxley Act and other professional accountancy independence standards. Applicable professional standards generally permit us to provide additional services to privately held companies in addition to those services which may be provided to SEC-reporting attest clients of an associated CPA firm. We and the CPA firms with which we maintain ASAs have implemented policies and procedures designed to enable us and the CPA firms to maintain independence and freedom from conflicts of interest in accordance with applicable standards. Given the policies set by us on our relationships with SEC-reporting attest clients of associated CPA firms, and the limited number and size of such clients, the Sarbanes-Oxley Act independence limitations do not, and are not expected to, materially affect our financial position and results of operation.
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
We have determined that, because we have economic exposure to both obligations regarding losses and to rights to receive benefits through our relationships with CPA firms with whom we maintain ASAs, the CPA firms qualify as variable interest entities ("VIEs"), and we are the primary beneficiary of the VIEs. Refer to Note 1, Basis of Presentation and Significant Accounting Policies, to the accompanying consolidated financial statements for further discussion.
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
Competition
The professional services industry is highly fragmented and competitive. We compete with global, national, and local professional service firms, such as accounting and tax firms, consulting firms, insurance brokers, and payroll advisors. Unlike many competitors focusing on single-service offerings, we provide multi-disciplinary, actionable solutions designed to deliver forward-thinking insights and drive growth, eliminating a client's need to coordinate between multiple service providers. We embed ourselves in local and regional markets, building meaningful relationships to better understand our clients' businesses and industries. We believe our strong client relationships, wide range of professional service solutions, data-driven expertise, and ability to deliver client-specific innovative insights give us a competitive advantage.
Human Capital

Human capital is our most important asset as a professional services provider as the expertise, experience and human intelligence of our team members directly drives our services and solutions. The ability to attract, develop, and retain top talent is essential for bringing value to our clients, fostering innovation and building meaningful client relationships. Our success and continued growth depend on a highly skilled and future ready workforce to provide multi-disciplinary and technology-enabled solutions that respond to the complexity and uncertainty of today’s business environment. With more than 9,500 team members nationwide, we prioritize our culture and invest in continuous learning, leadership development, and operational excellence to sustain our long-term growth.

We recruit and retain team members through providing transparency regarding career path, ongoing learning and development opportunities, as well as a supportive and inclusive work environment. Our hiring efforts include the recruitment of skilled professionals, along with campus recruiting and internship programs designed to engage students and early-career professionals. We actively seek skilled professionals with deep industry expertise, strong technical capabilities, and a commitment to exceptional service. In addition to our focus on experienced hiring, we are building a strong talent pipeline for the future through targeted campus recruiting, a robust internship program, and engagement opportunities to enable students and early career professionals to experience the numerous career opportunities we offer.

We offer competitive compensation, comprehensive benefits and performance-based incentive programs designed to attract and retain team members. We maintain initiatives intended to support our team members' professional growth, and encourage collaboration and workplace inclusion.

Our centralized recruitment team aligns to our businesses, service lines and geographies. Our team consistently and fairly utilizes best practices and various recruiting tools to source top talent. CBIZ recruiters cultivate relationships to establish strong networks of candidates, and are full life-cycle recruiters. Our recruitment team sources candidates through proactive research across multiple channels including professional associations, career websites, community organizations and social media networks, as well as schools, universities and institutions. As our team members are our best ambassadors, we also leverage employee referrals as another essential component of our recruitment strategy.
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

We are proud to prioritize learning within our culture. Our approach includes a comprehensive framework of technical and industry skills training, professional and leadership development, experiential learning, coaching, mentoring and specialized programs at every step in a team member's career. These opportunities are offered through in-person, virtual and on-demand programs. As part of our learning culture, we focus on opportunities that enable our team members to continue to build their skills, especially in the face of changing technology, to fully utilize the innovative tools available to them, and to stay ahead of industry trends, regulatory change and emerging best practices. Our investments in learning and development also support our efforts around comprehensive succession planning as we seek to prepare our talent for future leadership roles.

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

In 2025, CBIZ was certified as a Great Place to Work® for the tenth consecutive year and has been honored with numerous workplace awards based on feedback gathered directly from our team members. In 2025, CBIZ was awarded 120 workplace awards, including the following:
•2025 VAR Top 100 - Accounting Today
•2025 Top 100 and Fastest Growing Firms - Inside Public Accounting
•2025 Top Workplaces - Cultural Excellence by Energage with recognition in the following cultural categories: compensation and benefits, innovation, leadership, purpose and values, and work-life flexibility.
•2025 Healthiest 100 Workplaces in America - Healthiest Employers
•2025 Top Workplaces Financial Services by Energage – This award celebrates nationally recognized Financial Services companies that make the world a better place to work together by prioritizing a people-centered culture and giving employees a voice. This award is based entirely on feedback from our team members.
•2025 Best Places to Work in Insurance by Business Insurance Magazine – CBIZ was selected and honored for the eleventh consecutive year as a “Best Places to Work in Insurance” based on our commitment to fostering an exceptional workplace culture where our people feel valued and empowered.
•2025 Best and Brightest Companies to Work for in the Nation - National Association of Business Resources – For the tenth year in a row, CBIZ was honored as a “Best and Brightest Company” based on our commitment to our people, values, and culture.

Information about our Executive Officers and Key Employees

The following table sets forth certain information regarding the executive officers and certain key employees of CBIZ, as of February 26, 2026. Each executive officer of CBIZ named in the following table has been elected to serve until his or her successor is duly appointed or elected or until his or her earlier removal or resignation from office. No arrangement or understanding exists between any executive officer of CBIZ and any other person pursuant to which he or she was selected as an officer. There is no family relationship between any executive officer or director of CBIZ.

Name	Age	Position(s)
Executive Officers and Directors:
Jerome P. Grisko, Jr.	64	President and Chief Executive Officer, Director
Brad Lakhia	53	Chief Financial Officer
Michael P. Kouzelos	57	President, Benefits and Insurance Services
Other Key Employees:
John A. Fleischer	64	Senior Vice President, Chief Information Officer
Jaileah X. Huddleston	48	Senior Vice President, Chief Legal Officer and Corporate Secretary
Donna Mirandola	48	Senior Vice President, Chief Marketing Officer
Matthew Morelli	56	Senior Vice President, Corporate Development
Elizabeth Newman	48	Senior Vice President, Chief Human Resources Officer
Peter Scavuzzo	49	Senior Vice President, Chief Strategy Officer and National Leader of Technology

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
Brad Lakhia has served as Chief Financial Officer of CBIZ since March 2025. Prior to joining the Company, Mr. Lakhia served as Executive Vice President, Chief Financial Officer of OPENLANE, Inc., a leading operator of digital marketplaces for wholesale used vehicles. Prior to that, Mr. Lakhia served as Vice President Finance, Americas of The Goodyear Tire & Rubber Company (“Goodyear”) from November 2019 to April 2023. Mr. Lakhia was Vice President, Business Planning & Analysis of Andeavor (formerly Tesoro Corp.) from September 2016 to October 2018 and Vice President, Treasurer and Credit of Andeavor from February 2014 to September 2016. Prior to joining Andeavor, Mr. Lakhia served in accounting, treasury and divisional finance roles with increasing responsibility at Goodyear from October 1996 to February 2014.
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

Other Key Employees:
John A. Fleischer has served as Senior Vice President and Chief Information Officer ("CIO") of CBIZ since August 2014. Before joining CBIZ, Mr. Fleischer held CIO roles at TTT Holdings (a Talisman Capital Partners company), Ferro Corporation, Goodyear, and T-Systems. Prior to these roles, he held senior IT roles at Volkswagen and Federal-Mogul Corporation. He began his career as a commissioned officer in the United States Army and served twelve years on active duty in numerous roles, which included directing large-scale systems development and integration projects in communications and computing.
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
Donna Mirandola has served as Senior Vice President and Chief Marketing Officer of CBIZ since August 2024. Before joining CBIZ, Ms. Mirandola served as Chief Marketing Officer, Growth Marketing at Aon, a global professional service firm, where she also served in a variety of other roles, including Vice President, Global External Communications; Vice President, Global Content & Digital Marketing; and Global Head of Field Marketing & Communications. Ms. Mirandola has more than 25 years of diversified B2B marketing and communications experience across technology, industrials and diversified professional services. She began her career with the U.S. House of Representatives in Washington, D.C. before serving as deputy press secretary and field director for a U.S. Senate campaign in California. After the campaign, Ms. Mirandola joined Oracle, where she held roles in global communications and customer marketing. She then spent eight years at General Electric, advancing through various communications leadership positions across the Industrial, Energy, and Oil & Gas sectors.
Matthew Morelli has served as Senior Vice President, Corporate Development of CBIZ, since 2018. Mr. Morelli joined CBIZ in June 2007, serving as Associate General Counsel from June 2007 to October 2015, then as Chief of Staff to the Chief Executive Officer from August 2015 to October 2019, and finally as Senior Vice President – Strategic Initiatives from October 2019 to March 2022, during which time he held a position as part of the senior leadership team of CBIZ’s Advisory Division. Before joining CBIZ, Mr. Morelli was a partner at the law firm of Ulmer Berne LLP. While at Ulmer Berne, Mr. Morelli concentrated his practice in the area of business and employment disputes.

Elizabeth Newman has served as Senior Vice President and Chief Human Resources Officer of CBIZ since December 2022. Ms. Newman joined CBIZ in 2019 as Chief of Staff to the Chief Executive Officer. Before joining CBIZ, Ms. Newman was the President and Chief Executive Officer of The Centers, a multi-service, health care organization serving Northeast Ohio. Prior to that, Ms. Newman was associated with the international accounting firm of KPMG where she led organizational transformation, human capital and operational excellence client engagements.
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
Risk Factors Related to Our Business and Industry
Payments on accounts receivable may be slower than expected, or amounts due on receivables or notes may not be fully collectible. Professional services firms often experience higher average accounts receivable days outstanding compared to many other industries, which may be magnified if the general economy worsens. If our collections become slower, our liquidity may be adversely impacted. We monitor the aging of receivables regularly and make assessments of the ability of customers to pay amounts due. We provide for potential bad debts and recognize additional reserves against bad debts as we deem appropriate. Notwithstanding these measures, our customers may face unexpected circumstances that adversely impact their ability to pay their trade receivables or note obligations to us, and we may face unexpected losses as a result.
Our business could be adversely affected if the non-attest business assets we acquired, or the attest assets CBIZ CPAs acquired, from Marcum do not perform to our expectations or we underestimate the liabilities we are assuming. Even if we successfully integrate the non-attest business assets we acquired from Marcum and CBIZ CPAs successfully integrates the attest business assets it acquired from Marcum, there can be no assurance we will realize the anticipated benefits of the Transaction. While our management and advisors have spent significant time and resources evaluating Marcum’s business, it is difficult to predict future performance and the benefits from a transaction involving large and complex organizations. In addition, we assumed Marcum’s liabilities other than specified excluded liabilities that were not contributed by Marcum to Marcum Advisory Group ("MAG") prior to closing of the Transaction. It is possible that we may have underestimated the liabilities that we assumed, or we may have assumed liabilities that are unknown or that we did not foresee and were not excluded from Marcum’s contribution to MAG. If the liabilities that we assumed are more than we anticipate, or insurance coverage is not available to us in sufficient amounts to cover the liabilities that we assumed, it could increase the effective cost of the Transaction and adversely impact our financial condition and results of operations. The performance and benefits that we ultimately achieve may be influenced by a variety of factors, many of which are outside of our control. If we do not achieve the anticipated benefits of the Transaction, at all or in the expected timeframe, or become responsible for costs or liabilities that we did not foresee, our business could be adversely affected.
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
Our profitability could suffer if we are not able to effectively utilize our employees, maintain operational efficiencies or manage our cost structure. Our failure to manage the utilization of our professionals who generally bill on an hourly basis or to maintain or increase the hourly rates we charge our clients for our services, could result in adverse consequences, such as non- or lower-revenue-generating professionals, increased employee turnover, fixed compensation expenses in periods of declining revenue or the inability to appropriately staff engagements.
A number of factors affect the utilization of our professionals, some of which are outside our control, including general economic and financial market conditions; the complexity, number, type, size and timing of client engagements; the level of demand for our services; appropriate staffing levels in light of changing client demands, expectations or market conditions; our ability to transition our employees efficiently from completed engagements to new engagements; the transition period for new hires that results in a temporary drop in utilization; unanticipated changes in the scope of client engagements; our ability to forecast demand for our services; conditions affecting our clients’ businesses and industries; competition; and acquisitions. In addition, our expansion into or within lines of business or geographic locations where our brand is not well-known or where demand for our services is not well-developed could also contribute to low or lower utilization rates in certain service offerings or locations.
Our primary asset is our people, and our people account for the majority of our expenses. If we are unable to manage staffing levels on a timely basis in light of changing opportunities or conditions, our ability to accept or service client engagements, take advantage of positive market and industry developments, expand into new service offerings, realize future growth or manage our cost structure could be negatively affected, which could negatively impact our client relationships, competitiveness, revenue and profitability.
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
As a condition to close the Transaction, CBIZ CPAs, a CPA firm with which we maintain an ASA, purchased from Marcum substantially all of Marcum's attest business assets, subject to certain exclusions (the "Attest Purchase"). The Attest Purchase significantly increased the attest services received and the revenues generated under our existing ASA with CBIZ CPAs.
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

With respect to CPA firm clients that are required to file audited financial statements with the SEC, the SEC staff has informed us that, under Regulation S-X, it considers CBIZ to be an "associated entity" of the CPA firms with which CBIZ has contractual relationships. Accordingly, we do not hold any financial interest in, nor do we enter into any business relationship with, an SEC-reporting attest client that the CPA firm performing an audit could not maintain. Further, we do not provide any non-audit services to an SEC-reporting attest client that the CPA firm performing an audit could not provide under the auditor independence restrictions set out in the Sarbanes-Oxley Act, and other rules and requirements of the SEC and the Public Company Accounting Oversight Board (“PCAOB”). As a result, the acquisition of Marcum's attest business assets into CBIZ CPAs and Marcum's non-attest business assets into CBIZ resulted in conflicts and independence impairments that required certain services to be terminated and resulted in a loss of revenue, and future acquisitions could have a similar effect. Applicable professional standards generally permit us to provide additional services to privately-held companies, in addition to those services that may be provided to SEC-reporting attest clients of a CPA firm. We and the CPA firms have implemented policies and procedures designed to enable us to maintain independence and freedom from conflicts of interest in accordance with applicable standards. In the past, given the pre-existing limits set by CBIZ CPAs on its relationships with SEC-reporting attest clients of the CPA firms, and the limited number and size of such clients, the imposition of independence restrictions under the Sarbanes-Oxley Act, SEC rules and interpretation, and PCAOB standards did not materially affect our revenues. There has been a significant increase in the number of SEC-reporting attest clients of CBIZ CPAs. CBIZ CPAs’ is now subject to annual inspection by the PCAOB. In addition, its system of quality control could be subject to additional regulatory scrutiny following the Transaction as a result of the previously settled PCAOB and SEC sanctions against Marcum related to quality control failures and violations of audit standards in connection with its prior audit work. It may be more challenging to manage conflicts of interest and independence restrictions and these challenges could adversely impact our revenues and results of operations. The SEC staff has further informed us that independence rules that apply to clients that receive attest services under SEC and PCAOB standards from such CPA firms would prohibit such clients from holding any shares of our common stock.
There can be no assurance that following the policies and procedures implemented by us and the CPA firms will enable us and the CPA firms to avoid circumstances that would cause us and them to lack independence from an SEC-reporting attest client; nor can there be any assurance that state, United States Government Accountability Office or United States Department of Labor accountancy authorities or other accountancy authorities will not impose additional restrictions on the profession. To the extent that the CPA firms for whom we provide staffing, administrative and other services are affected, we may experience a decline in fee revenue from these businesses as well as expenses related to addressing independence concerns. Prior to the Attest Purchase, revenues derived from providing services in connection with attestation engagements of the attest firms performed for SEC-reporting clients have not been material, however, they significantly increased as a result of the Attest Purchase.
Our goodwill and other intangible assets could become impaired, which could lead to material non-cash charges against earnings and a material impact on our results of operations and financial condition. As of December 31, 2025, the net carrying value of our goodwill and other intangible assets totaled $2,329.8 million and $540.0 million, respectively. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other, and ASC Topic 360, Property, Plant, and Equipment, we assess these assets, including client lists, to determine if there is any indication of impairment. Failure to achieve the anticipated benefits of the Transaction, significant negative industry or economic trends, disruptions to our business, adverse changes resulting from new governmental regulations, negative impact on client list due to loss of customers, impact on client list due to declining revenue of existing customers, divestitures and sustained market capitalization declines may result in recognition of impairments. Any impairment of goodwill or intangible assets would result in a non-cash charge against current earnings, which could lead to a material impact on our results of operations and financial condition. Given the significant increase in goodwill and intangible assets following the Transaction, the potential magnitude of any such impairment could be significant.
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
Claims or adverse publicity could harm our brand, reputation and ability to compete and attract and retain clients, talent and future acquisition targets. Our reputation is susceptible to damage by actions or statements made by current or former clients, employees, competitors, vendors, adversaries in legal proceedings, government regulators, professional licensing organizations, members of the investment community and the media. Our engagements may involve matters that may result in a severe impact on a client’s business, cause the client a substantial monetary loss or prevent the client from pursuing business opportunities. Additionally, some of our engagements may involve matters or clients that may be socially or politically unpopular, which could result in adverse publicity and harm our reputation. Our ability to retain existing clients and generate repeat engagements depends upon our ability to maintain a high degree of client satisfaction. Our ability to attract new clients and future acquisition targets, and to hire and retain highly skilled professionals, depends upon our reputation in the professional services industry. As a result, any claims or adverse publicity involving the quality of our services or the reputation of our professionals, matters or clients may be more damaging than similar claims or publicity relating to businesses in other industries. There is a risk that negative information about us, even if untrue, could adversely affect our business, could cause damage to our reputation and be challenging to repair.
Damage to our reputation could also reduce the value and effectiveness of our brand name and could reduce investor confidence in us. Any such claims, adverse publicity or negative connotations may adversely affect our reputation or the reputations of our professionals, or may otherwise harm our ability to attract or retain clients, employees and acquisition targets, any of which could have a material adverse effect on our business, financial condition and results of operations.
We may not be able to acquire and finance additional businesses, which could limit our ability to pursue our business strategy. We acquired one business during 2025. Strategic acquisitions are part of our overall business growth strategy, and it is our intention to selectively acquire businesses or client lists over time that are complementary to existing service offerings in our target markets and/or new and attractive markets. However, we cannot be certain that we will be able to continue identifying appropriate acquisition candidates and acquire them on satisfactory terms, and we cannot be assured that such acquisitions, even if completed, will perform as expected or will contribute significant synergies, revenues or profits. In addition, we may face increased competition for acquisition opportunities, which may inhibit our ability to complete transactions on terms that are favorable to us. As discussed below, there are certain provisions under the 2024 Credit Facilities (as defined below) that may limit our ability to acquire additional businesses. In the event that we are not in compliance with certain covenants as specified in the 2024 Credit Facilities, we could be restricted from making acquisitions, restricted from borrowing funds from the Term Loan and Revolving Credit Facility (as defined below) for other uses, or required to pay down the outstanding balance on the line of credit. To the extent we are unable to find suitable acquisition candidates or finance the acquisition of such candidates, an important component of our growth strategy may not be realized.

We will incur transaction, integration, and restructuring costs in connection with our acquisition program. We have incurred and will continue to incur significant costs in connection with our acquisition program, including fees of our attorneys, accountants, and financial advisors. If acquisitions are consummated, we expect to incur additional costs associated with transaction fees and other costs related to the acquisitions. Whether or not such acquisitions are consummated, the related costs may adversely affect our revenues and ability to achieve operational, financial and strategic objectives.
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
Uncertainty in the current economic and geopolitical environment could lead to declines in demand for certain of our services. Demand for our services is affected by global economic conditions, including recessions, inflation, interest rates, tax rates, geopolitical conflicts, tariffs, trade wars, government debt ceiling negotiations and economic uncertainty, and the general level of economic activity in the geographic regions and industries in which we operate. When conditions in the global economy, including the credit markets, deteriorate, or economic activity slows, many companies [outsource less of their nonrecurring projects to service providers and some companies, as a cost-saving measure, choose to rely on their own in-house resources to conduct such nonrecurring projects internally, and under these conditions, companies have cut back on demand for the services we offer, all of which negatively affects our financial condition and results of operations.] We also experience more competitive pricing pressure during periods of economic decline. If the geopolitical uncertainties result in a reduction in business confidence, when the national or global economy or credit market conditions in general deteriorate, the unemployment rate increases or any changes occur in U.S. trade policy (including any increases in tariffs that result in a trade war), such uncertainty or changes put negative pressure on demand for our services and our pricing, resulting in lower cash flows and a negative effect on our business, financial condition and results of operations. In addition, some of our clients experience reduced access to credit and lower revenues, resulting in their inability to meet their payment obligations to us.
Changes in the United States healthcare environment, including new healthcare legislation, may adversely affect the revenue and margins in our healthcare benefit businesses. Our employee benefits business, specifically our group health consulting and brokerage businesses, receives commissions for brokering employer-sponsored healthcare policies with insurance carriers on behalf of the client. In many cases, these commissions consist of a ratable portion of the insurance premiums on those policies, based upon a sliding scale pertaining to the dollar value of premiums and/or the number of participants in the plan.
Changes in the healthcare environment, including any legislated changes in the United States’ national healthcare system, that affect the methods by which insurance carriers remunerate brokers, could adversely impact our revenues and margins in this business. Specifically, legislation or other changes could afford our clients and their employees the ability to seek insurance coverage through other means of direct access with insurance carriers or other similar avenues, which could eliminate or adversely alter the remuneration brokers receive from insurance carriers for their services. Furthermore, statutory or regulatory changes may result in establishing alternatives to employer-sponsored healthcare insurance or replace it with government-sponsored health insurance programs. These changes could materially alter the healthcare industry in the United States and our ability to provide effective services in these areas may be substantially limited and adversely affect revenue and margins in our healthcare benefit business.
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
We are subject to risks relating to processing customer transactions for our payroll and other transaction processing businesses. The high volume of client funds and data processed by us, or by our out-sourced resources abroad, in our transaction related businesses entails risks for which we may be held liable if the accuracy or timeliness of the transactions processed is not correct. In addition, related to our payroll and employee benefits businesses, we store personal information about some of our clients and their employees for which we may be liable under the Health Insurance Portability and Accountability Act or other governmental regulations if the security of this information is breached. In the past, our third-party service providers have experienced data breaches that allowed unauthorized third-parties to gain access to the Company’s and its clients’ data, including personally identifiable information. While such breaches have not subjected the Company to liability under the Health Insurance Portability and Accountability Act or other governmental regulations, there can be no assurance that in the event of a future breach, we will not be liable under those governmental regulations. We could incur significant legal expense to defend any claims against us, even those claims that we believe are without merit and against which we believe we have substantial defenses. While we carry insurance against these potential liabilities, we cannot be certain that circumstances surrounding such an error or breach of security would be entirely reimbursed through insurance coverage. We make risk-based decisions on the measures to implement, and we believe we have appropriate controls and procedures in place to address our fiduciary responsibility and mitigate these risks. However, if we are not successful in managing these risks, our business, financial condition, and results of operations may could be harmed in the future.
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
We are subject to risk as it relates to software that we license from third parties. We license software from third parties, much of which is integral to our systems and our business. The licenses are generally terminable if we breach our obligations under the license agreements. If any of these relationships were terminated or if any of these parties were to cease doing business or cease to support the applications we currently utilize, we may be forced to spend significant time and resources to replace the licensed software. However, we cannot assure you that the necessary replacements will be available on reasonable terms or on a reasonable timeline, if at all.
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
Failure to maintain our reputation and brand could impact our ability to attract and retain clients, employees and future acquisition targets, and may have a material adverse effect on our business, financial condition and results of operations. As a professional services advisor, our ability to secure new engagements depends heavily upon maintaining our reputation and brand and the individual reputations of our professionals. Any factor that diminishes our brand or reputation or that of our professionals, including not meeting client expectations or illegal practices or misconduct by our professionals, could make it substantially more difficult for us to attract new clients, employees and acquisition targets, or to retain existing clients and employees. Similarly, because we obtain many of our new engagements from former or current clients, or from referrals by those clients, any client that is unsatisfied with the quality of our work could impair our ability to secure new engagements and clients, and could impair our ability to hire new employees or attract acquisition targets.
Further, we provide our services primarily in connection with significant or complex matters that often involve confidential and sensitive information, and our work is the product of the judgments of our professionals and other staff operating under significant time and other pressures. As a result, we may not always perform to our client’s standards or expectations. In addition, we may face reputational damage from, among other things, litigation against us, SEC or other domestic or foreign governmental investigations or sanctions, professional licensing organization disciplinary investigations or actions or our failure to protect confidential information. For example, in 2023, the SEC and PCAOB implemented sanctions against Marcum related to quality control failures and violations of audit standards in connection with its audit work for a large number of special purpose acquisition company clients as well as other clients. Likewise, in the past, employee negligence or misconduct has adversely affected our business, and we cannot assure that this will not occur in the future. If our employees engage in actual or perceived misconduct or negligence in the provision of client services, we could be subject to regulatory sanctions and legal liability and could suffer serious harm to our reputation, financial position, current client relationships and ability to attract future clients, and our insurance coverage may not be sufficient to fully compensate us for any losses we may incur. It is not always possible to deter or prevent employee misconduct or negligence, and the precautions we take may not be effective in all cases. In addition, our professionals and other employees are responsible for the security of the information in our systems or under our control and for ensuring that non-public information is kept confidential. Should any employee not follow appropriate security measures, this could result in the improper release or use of confidential information. If our employees engage in misconduct or fail to follow appropriate security measures, we could be subject to legal liability and reputational harm, which could impair our ability to attract and retain clients and in turn materially adversely affect our business, financial condition and results of operations.
We are dependent on our existing client base and our ability to retain and expand our relationships with those clients. Our clients may terminate our engagements with little or no notice and without penalty, which may result in unexpected declines in our revenue or unexpected costs. Our ability to maintain continuing relationships with our clients and successfully obtain payment for our services is essential to the growth and profitability of our business. However, the volume of work performed for any specific client varies from year to year, and we generally do not have long-term commitments from clients to use our services. A client in one year may not provide the same level of revenue for us in any subsequent year. Further, one or more of our clients could be acquired, and there can be no assurance that the acquirer would choose to continue to use our services. In addition, the services we provide to our clients, and the revenue and income from those services, may decline or vary as the type and quantity of services we provide changes over time. Our business model also depends on relationships our teams develop with our clients so that we can understand our clients’ needs and deliver services that are tailored to those needs. If a client is not satisfied with the quality of work performed by us, or with the services delivered, we could incur additional costs to address the situation, the profitability of that work might be impaired, and the client’s dissatisfaction with our services could damage our ability to obtain additional work from that client or new clients in the future. In particular, clients that are not satisfied might seek to terminate existing contracts, which could cause us to incur costs for the services performed prior to termination with no associated revenue. This could also direct future business to our competitors.
Our clients’ ability to terminate engagements with little or no notice, and our clients’ inability or unwillingness to pay for services we performed, can make our future revenue and profitability difficult to predict. Although a substantial majority of our revenue is generated from clients who contributed to our revenue in past years, our engagements with our clients are typically singular in nature. Therefore, we must seek to obtain new engagements when our current engagements end.
The engagement letters that we typically enter into with clients do not obligate them to continue to use our services. Termination, non-renewal, delay or renegotiation of an engagement could cause us to have a higher-than-expected number of unassigned employees and thus compress our margins until we are able to reallocate our headcount. Clients that delay payment, request modifications to their payment arrangements, or fail to meet their payment obligations to us could increase our cash collection time, cause us to incur bad debt expense, or cause us to incur expenses in collections actions. We may also fail to assess the creditworthiness of our clients adequately or accurately. If we are unable to replace clients or revenue as engagements end, or if clients unexpectedly cancel engagements with us or curtail the scope of our engagements and we are unable to replace the revenue from those engagements, eliminate the costs associated with those engagements or find other engagements to utilize our professionals, our business, financial condition and results of operations could be materially adversely affected.
Given our levels of share-based compensation, our tax rate may vary significantly depending on our stock price. We apply FASB ASC Topic 718, Compensation - Stock Compensation under which the tax effects of the accounting for share-based compensation may significantly impact our effective tax rate from period to period. In future periods in which our stock price is higher than the grant date fair value of the share-based compensation vesting or exercises in that period, we will recognize excess tax benefits that will decrease our effective tax rate. In future periods in which our stock price is lower than the grant price of the share-based compensation vesting in that period, our effective tax rate may increase. The amount and value of share-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of share-based compensation on our effective tax rate. These tax effects are dependent on our stock price and exercise activity, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our results of operations.

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
Risk Factors Related to Our Indebtedness
We require a significant amount of cash for interest payments on our debt and to expand our business as planned. As of December 31, 2025, our debt consisted primarily of $1,472.4 million in principal amount outstanding under our Amended and Restated Credit Agreement, by and among CBIZ Operations, Inc., as the Borrower, the Company, the several banks, financial institutions, institutional lenders and other investors from time to time party thereto as the Lenders, and Bank of America, N.A., as Agent, as Issuing Bank and as Swing Line Bank (as amended by that certain First Amendment, dated as of March 7, 2025 and as further amended by that certain Second Amendment, dated as of April 29, 2025, the "2024 Credit Facilities") providing for $2,000.0 million in senior secured credit facilities, consisting of a $1,400.0 million term loan (the "Term Loan") and $600.0 million revolving credit facility (the "Revolving Credit Facility"). Our debt requires us to dedicate a portion of our cash flow from operations to pay interest on our indebtedness, thereby reducing the funds available to use for acquisitions, capital expenditures and general corporate purposes. Our ability to make interest payments on our debt, and to fund acquisitions, will depend upon our ability to generate cash in the future. Insufficient cash flow could place us at risk of default under our debt agreements or could prevent us from expanding our business as planned. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under the 2024 Credit Facilities in an amount sufficient to enable us to fund our other liquidity needs. Volatility in interest rates from monetary policy or economic conditions could increase interest expense, cause uncertainty and impact our ability to pay interest on our indebtedness. Refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for further information regarding interest rate risk.

Terms of the 2024 Credit Facilities could adversely affect our ability to run our business and/or reduce stockholder returns. The terms of the 2024 Credit Facilities could impair our ability to operate our business effectively and may limit our ability to take advantage of business opportunities. For example, the 2024 Credit Facilities contain covenants that could (i) restrict our ability to repurchase or redeem our capital stock or debt, or merge or consolidate with another entity; (ii) limit our ability to borrow additional funds or to obtain other financing in the future for working capital, capital expenditures, acquisitions, investments and general corporate purposes; (iii) limit our ability to dispose of our assets, to create liens on our assets, to extend credit or to issue dividends to our stockholders; and/or (iv) make us more vulnerable to economic downturns and reduce our flexibility in responding to changing business and economic conditions.
Our failure to satisfy covenants in our debt instruments could cause a default under those instruments. Our debt instruments include a number of covenants relating to financial ratios and tests. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any of these covenants could result in a default under these instruments. An event of default would permit our lenders and other debt holders to, among other things, declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest. If the lenders accelerate the repayment of borrowings, we may not have sufficient assets to repay our debt.
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
The significant number of shares issuable as the stock consideration in the Transaction may adversely impact our stock price. There can be no assurance the Transaction will be accretive to earnings per share, at all or in expected timeframes. If we do not perform as expected following the Transaction or costs or assumed liabilities are greater than anticipated, our earnings per share could be adversely impacted by the significant increase in outstanding shares. In addition, Marcum partners are no longer subject to contractual limitations on their ability to resell shares they received upon the closing of the Transaction. Additionally, pursuant to the terms of the Transaction, CBIZ is obligated to deliver shares to the Marcum partners each month for 36 months following January 2, 2025. While the delivery of the stock consideration in installments over approximately four years may mitigate the potential for sales of a large volume at any particular time, persistent selling, or the perception of persistent selling, could adversely impact the market price of our common stock.
The future issuance of additional shares could adversely affect the price of our common stock. Future sales or issuances of common stock, including those related to the Transaction described below, or the perception that sales could occur, could adversely affect the market price of our common stock and dilute the percentage ownership held by our stockholders. We have authorized 250.0 million shares of common stock, and have approximately 54.7 million shares of common stock outstanding at January 31, 2026. A substantial number of these shares have been issued in connection with acquisitions, including the Transaction. As part of many acquisitions, shares are contractually restricted from sale for a one-year period, and as of January 31, 2026, approximately 63 thousand shares of our common stock were under lock-up contractual restrictions that expire by December 31, 2026. We cannot be sure when sales by holders of our stock will occur, how many shares will be sold or the effect that sales may have on the market price of our common stock.
Furthermore, once fully issued, the future stock consideration issuable from the Transaction is expected to constitute approximately 12%, as of December 31, 2025, of our outstanding shares of common stock, without giving effect to any subsequent issuances, repurchases or other changes in the number of shares outstanding. As a result, our current stockholders will own a meaningfully smaller percentage of the Company than they currently own, and collectively will have less ability to influence the Company’s management and policies. In addition, to the extent that Marcum partners retain a significant portion of the shares that are issued to them, they will collectively have significant influence on any matters requiring a vote of stockholders.
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
The price of our common stock could be adversely impacted if we do not perform to expectations following the Transaction. The market price of our common stock could be adversely affected if we do not perform to our own and investor expectations. We are a larger and more complex organization following the closing of the Transaction, and in order to maintain and earn the trust of our investors, we will have to effectively execute on our strategy and achieve the anticipated benefits and synergies of the Transaction. This process will take time, and it will be necessary to effectively communicate our progress and strategy to investors. If we experience challenges or delays in this process, it could adversely impact, or cause volatility in, our operating results. It could also result in a decrease in investor confidence and have an adverse impact to the market price of our common stock or cause increased volatility in trading prices.
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
CBIZ’s Vice President, IT Security and Compliance reports to CBIZ’s Chief Information Officer and is the head of the Company’s cybersecurity team. The Vice President of IT Security and Compliance is responsible for assessing and managing CBIZ’s cyber risk management program, informing senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervises such efforts. The cybersecurity team has decades of experience selecting, deploying and operating cybersecurity technologies, initiatives and processes. Additionally, members of the cyber security team have extensive information technology and program management expertise and have earned various cybersecurity certifications. Finally, the cybersecurity team relies on threat intelligence as well as other information obtained from governmental, public or private sources, including external consultants engaged by CBIZ.
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
ITEM 2. PROPERTIES.
Our corporate headquarters are located at 5959 Rockside Woods Blvd. N., Suite 600, Independence, Ohio 44131, in leased premises. We lease more than 140 offices in 35 states and the District of Columbia and believe that our current facilities are sufficient for our current needs.
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
Holders of Record - The number of holders of our common stock based on record ownership as of December 31, 2025 was approximately 2,958.
Dividends - Historically, we have not paid cash dividends on our common stock. Refer to Note 10, Debt and Financing Arrangements, to the accompanying consolidated financial statements for information relating to restrictions on declaring or making dividend payments under our 2024 Credit Facilities.
Recent Sales of Unregistered Securities - During the year ended December 31, 2025, we issued approximately 6.5 million shares of our common stock as payment for current year acquisitions, as well as payment for contingent consideration for current year and previous acquisitions. The above referenced shares were issued in transactions not involving a public offering in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act. The persons to whom the shares were issued had access to full information about the Company and represented that they acquired the shares for their own account and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold, or otherwise transferred without having first been registered under the Securities Act or pursuant to an exemption from the Securities Act.
Issuer Purchases of Equity Securities - Shares repurchased during the three months ended December 31, 2025 (reported on a trade-date basis) are summarized in the table below (in thousands, except per share data). Average price paid per share includes fees and commissions.

	Issuer Purchases of Equity Securities
Fourth Quarter Purchases	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
October 1 – October 31, 2025	—	$—	—	3,183
November 1 – November 30, 2025	26	$50.14	26	3,157
December 1 – December 31, 2025	595	$52.21	595	2,562
	621	$52.12	621
Refer to Note 14, Common Stock, to the accompanying consolidated financial statements for further discussion on the Share Repurchase Program.
Performance Graph - The graph below matches the cumulative five-year total return provided shareholders on CBIZ, Inc.’s common stock relative to the cumulative total returns of the S&P 500 index, the Russell 2000 index and two customized peer groups of five companies, respectively, whose individual companies are listed in footnotes 1 and 2 below. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index and in each of the peer groups on December 31, 2020 and is relative performance is tracked through December 31, 2025.
(1)There are five companies included in the Company's first customized peer group which are: Brown & Brown Inc., Resources Connection Inc., Paychex Inc., H&R Block Inc., and Willis Towers Watson Plc.
(2)The five companies included in the Company's second customized peer group are: Brown & Brown Inc., FTI Consulting Inc., Paychex Inc., Resource Connection., and Huron Consulting Group Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among CBIZ, Inc., the S&P 500 Index, the Russell 2000 Index, 2024 Peer Group and 2025 Peer Group

$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
2020
2021
2022
2023
2024
2025
Period Ending on December 31,
CBIZ, Inc.
S&P 500
Russell 2000
2024 Peer Group
2025 Peer Group

*$100 invested on December 31, 2020 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2026 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2026 Russell Investment Group. All rights reserved.

	2020	2021	2022	2023	2024	2025
CBIZ, Inc.	$100.00	$147.01	$176.06	$235.21	$307.52	$189.59
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
Russell 2000	100.00	114.82	91.35	106.82	119.14	134.40
2024 Peer Group	100.00	137.59	129.23	141.67	181.15	159.21
2025 Peer Group	100.00	147.29	129.02	146.01	182.30	151.50
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to, and should be read in conjunction with, our consolidated financial statements included elsewhere in this report. In addition to historical information, this discussion and analysis contain forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management’s expectations. Please see the sections of this report entitled “Forward-Looking Statements” and “Risk Factors.” This section generally discusses the results of operations for fiscal year 2025 compared to fiscal year 2024. For discussion related to the results of operations and changes in financial conditions for fiscal year 2024 compared to fiscal year 2023 refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on February 28, 2025.
EXECUTIVE SUMMARY
Financial Year in Review - Revenue of $2,758.0 million in 2025 grew $944.5 million, or 52.1%, from revenue of $1,813.5 million in 2024. Revenue from newly acquired operations, net of divestitures, contributed $914.2 million, or 50.4%, of incremental revenue for the year ended December 31, 2025, as compared to the same period in 2024. A detailed discussion of revenue by practice group is included under “Operating Practice Groups.” Net income in 2025 increased $74.4 million, or 181.3%, to $115.4 million from $41.0 million in 2024. Refer to “Results of Operations” for a detailed discussion of the components of net income. Earnings per diluted share was $1.83 in 2025, compared to $0.78 in 2024, with a fully diluted weighted average share count of 63.2 million shares in 2025, compared to 52.7 million shares in 2024.
Strategic Use of Capital - Our overall business objective is funding organic growth acceleration and meeting working capital needs. This includes investments in client service delivery and emerging technology that support revenue growth and improve operational excellence. Following the completion of the Transaction, our second priority is to pay down debt to be within a net leverage ratio range of 2.0x and 2.5x overtime. As a result of the Transaction and related 2024 Credit Facilities, we have $1,472.4 million of outstanding debt under the 2024 Credit Facilities as of December 31, 2025. In addition, we believe that repurchasing shares of our common stock can be prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our stockholders. We will also remain focused on making strategic acquisitions that allow us to strengthen our presence in existing markets, expand into high growth industries, and broaden our services to our clients.
On February 11, 2026, the CBIZ Board of Directors authorized the purchase of up to 5.0 million shares of our common stock under our Share Repurchase Program (the “Share Repurchase Program”), which may be suspended or discontinued at any time and expires on March 31, 2026. The shares may be purchased (i) in the open market, (ii) in privately negotiated transactions, or (iii) under Rule 10b5-1 trading plans. CBIZ management will determine the timing and amount of the transaction based on its evaluation of market conditions and other factors.
Under the Share Repurchase Program, we repurchased 1.5 million shares of our common stock for a total cost of $109.1 million under the ROFR Agreement and 0.9 million shares of our common stock in the open market during the year ended December 31, 2025 for a total cost of $50.9 million. We repurchased no shares on the open market during the year ended December 31, 2024. Shares repurchased to settle statutory employee withholding related to vesting of stock awards were 0.1 million shares at a cost of $7.8 million during the year ended December 31, 2025 and 0.2 million shares at a cost of $11.5 million during the year ended December 31, 2024. Refer to Note 14, Common Stock, to the accompanying consolidated financial statements for further discussion on the Share Repurchase Program.
RESULTS OF OPERATIONS
We provide professional business services that help clients manage their finances and employees. We deliver our integrated services through the following three practice groups: Financial Services, Benefits and Insurance Services and National Practices. A description of these groups’ operating results and factors affecting their businesses is provided below under "Operating Practice Groups."

Revenue
The following table summarizes total revenue for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	%	2024	%
	(Amounts in thousands, except percentages)
Financial Services	$2,301,462	83.4%	$1,362,539	75.1%
Benefits and Insurance Services	409,633	14.9%	401,048	22.1%
National Practices	46,896	1.7%	49,885	2.8%
Total CBIZ revenue	$2,757,991	100.0%	$1,813,472	100.0%
A detailed discussion of same-unit revenue by practice group is included under “Operating Practice Groups.”
Non-qualified Deferred Compensation Plan - We sponsor a non-qualified deferred compensation plan ("NQDCP"), under which select CBIZ employees compensation deferral is held in a rabbi trust and invested accordingly as directed by the employee. Income and expenses related to the deferred compensation plan are included in “Operating expenses,” “Gross margin” and “Corporate General & Administrative expenses” and are directly offset by deferred compensation gains or losses in “Other income (expense), net” in the accompanying Consolidated Statements of Comprehensive Income. The deferred compensation plan has no impact on “Income before income tax expense” or diluted earnings per share.
Income and expenses related to the deferred compensation plan for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	(Amounts in thousands)
Operating expenses	$20,316	$18,776
Corporate general and administrative expenses	$2,980	$2,367
Other income, net	$23,296	$21,143
Excluding the impact of the above-mentioned income and expenses related to the deferred compensation plan, the operating results for the years ended December 31, 2025 and 2024:

	Year Ended December 31,				Year Ended December 31,
	2025				2024
	(Amounts in thousands, except percentages)
	As Reported	NQDCP	Adjusted	% of Revenue	As Reported	NQDCP	Adjusted	% of Revenue
Gross margin	$355,393	$20,316	$375,709	13.6%	$182,469	$18,776	$201,245	11.1%
Operating income	234,010	23,296	257,306	9.3%	73,716	21,143	94,859	5.2%
Other income (expense), net	33,329	(23,296)	10,033	0.4%	13,538	(21,143)	(7,605)	(0.4)%
Income before income tax expense	115,444	—	115,444	4.2%	57,807	—	57,807	3.2%

Operating Expenses
The following table presents our operating expenses for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	(Amounts in thousands, except percentages)
Operating expenses	$2,402,598	$1,631,003
Operating expenses % of revenue	87.1%	89.9%
Operating expenses excluding deferred compensation	$2,382,282	$1,612,227
Operating expenses excluding deferred compensation % of revenue	86.4%	88.9%
Our operating expenses increased by $771.6 million. Operating expense as a percentage of revenue decreased to 87.1% of revenue in 2025 as compared to 89.9% of revenue for the prior year. The non-qualified deferred compensation plan increased operating expenses by $20.3 million in 2025 and by $18.8 million in 2024. Excluding the impact of the non-qualified deferred compensation plan, which was recorded in "Corporate and Other" for segment reporting purposes, operating expenses would have been $2,382.3 million, or 86.4% of revenue, in 2025 as compared to $1,612.2 million, or 88.9% of revenue, in 2024.
The majority of our operating expenses relate to personnel costs, which include (i) salaries and benefits, (ii) commissions paid to producers, (iii) incentive compensation and (iv) share-based compensation. Excluding the impact of non-qualified deferred compensation plan, which was recorded in "Corporate and Other" for segment reporting purposes, operating expenses increased by approximately $770.1 million in 2025, as compared to 2024. Operating expenses for the year ended December 31, 2025, included approximately $64.3 million costs related to the Transaction for integration, and operating expenses for the year ended December 31, 2024, included approximately $5.0 million in costs related to the Transaction. The increase in operating expenses was driven by $581.3 million higher personnel cost, $50.4 million higher depreciation and amortization costs, $46.9 million higher facility costs, $35.8 million higher direct costs, $20.3 million higher technology costs, $16.4 million higher professional fees, $9.6 million higher travel and entertainment costs, $5.1 million higher marketing costs, $3.5 million higher bad debt expense, and $0.8 million increase in other discretionary spending. Personnel costs and other operating expenses are discussed in further detail under “Operating Practice Groups.”
Corporate General & Administrative Expenses
The following table presents our Corporate General & Administrative (“G&A”) expenses for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	(Amounts in thousands, except percentages)
G&A expenses	$121,383	$108,753
G&A expenses % of revenue	4.4%	6.0%
G&A expenses excluding deferred compensation	$118,403	$106,386
G&A expenses excluding deferred compensation % of revenue	4.3%	5.9%
Our G&A expenses increased by approximately $12.6 million, or 11.6%, in 2025, as compared to 2024, and decreased to 4.4% of revenue from 6.0% of revenue for the prior year. The non-qualified deferred compensation plan increased G&A expenses by $3.0 million in 2025, and by $2.4 million in 2024. Excluding the impact of the deferred compensation plan, which was recorded in "Corporate and Other" for segment reporting purposes, G&A expenses would have been $118.4 million, or 4.3% of revenue, in 2025, as compared to $106.4 million, or 5.9% of revenue, in 2024, an increase of $12.0 million in 2025 as compared to prior year. The increase was primarily driven by $6.6 million higher personnel costs, $6.2 million higher marketing expenses, $2.4 million higher technology costs, $2.3 million higher insurance costs and $1.6 million higher facility costs. Other discretionary spending increased by approximately $1.2 million to support the growth in business activities. These increases were partially offset by an $8.3 million decrease in professional service fees.

G&A expenses for the year ended December 31, 2025 and 2024 included $24.8 million and $43.7 million, respectively, of costs related to the Transaction.
Other Income (Expense), net
The following table presents the components of Other income (expense), net for the years ended December 31, 2025, and 2024:

	Year Ended December 31,
	2025	2024
	(Amounts in thousands)
Interest expense	$(107,215)	$(34,379)
Gain on sale of operations, net	711	4,932
Other income, net (1)	33,329	13,538
Total other expense, net	$(73,175)	$(15,909)
(1)Other income, net includes a net gain of $23.3 million in 2025 and a net gain of $21.1 million in 2024, associated with the value of investments held in a rabbi trust related to the deferred compensation plan, which was recorded in "Corporate and Other" for segment reporting purposes. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan are offset by a corresponding increase or decrease to compensation expense, which is recorded as “Operating expenses” and “G&A expenses” in the accompanying Consolidated Statements of Comprehensive Income. The deferred compensation plan has no impact on “Income before income tax expense” or diluted earnings per share.
Interest Expense - Interest expense was $107.2 million in 2025, compared to $34.4 million in 2024. Our blended average debt balance and blended weighted average interest rate was $1,517.9 million and 6.56%, respectively, in 2025, as compared to $538.6 million and 6.00%, respectively, in 2024. The increase in interest expense in 2025 as compared to 2024, was driven by a higher average debt balance as well as higher weighted average effective interest rate. Our debt is further discussed in Note 10, Debt and Financing Arrangements, to the accompanying consolidated financial statements.
Gain on Sale of Operations, net - During the twelve months ended December 31, 2025, we recorded approximately $1.1 million gain related to the Transaction and a $1.1 million additional gain related to a previously sold business in the National Practice Group. These gains were offset with $1.5 million in adjustments. During the same period in 2024, we recorded approximately $4.9 million additional gain related to a sold business in the National Practice Group.
Other Income (Expense), net - The majority of “Other income (expense), net” consists of net gains and losses associated with the value of the non-qualified deferred compensation plan as discussed above, net adjustments to the fair value of our contingent purchase price liability related to prior acquisitions, as well as gains or losses related to the sale of assets. Other income of $33.3 million in 2025 included a $23.3 million net gain related to the deferred compensation plan. Excluding the impact of the deferred compensation plan the Other Income (Expense), net balance for the year ended December 31, 2025, would be income of $10.0 million. Other income of $13.5 million in 2024 consisted of a net gain of $21.1 million related to the deferred compensation plan. Excluding the impact of the deferred compensation plan, the Other Income (Expense), net balance for the year ended December 31, 2024, would be an expense of $7.6 million. Excluding the impact of the deferred compensation plan from other income (expense), net, would result in an increase of $17.6 million for the year ended December 31, 2025, compared to the same period in 2024. The increase was primarily due to a $12.5 million legal settlement gain, $4.6 million higher contingent earnout adjustment, $3.0 million higher other miscellaneous income, net, and $1.7 million higher interest income. In addition, we recorded a loss of approximately $4.3 million primarily due to early lease terminations, which did not occur in 2024. As a result, the expenses associated with the loss on assets decreased by $4.2 million in 2025 as compared to 2024.

Income Tax Expense
The following table presents our income tax expense for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	(Amounts in thousands, except percentages)
Income tax expense	$45,391	$16,769
Effective tax rate	28.2%	29.0%
The increase in income tax expense from 2024 to 2025 was primarily driven by the increase in pre-tax income from 2024 to 2025. The decrease in the effective tax rate from 2024 to 2025 was primarily due to the disallowance expenses having a lesser unfavorable impact against a higher pre-tax income in 2025.
Operating Practice Groups
We deliver our integrated services through three practice groups: Financial Services, Benefits and Insurance Services and National Practices. A description of these groups’ operating results and factors affecting their businesses is provided below.
Financial Services

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue	$2,301,462	$1,362,539	$938,923	68.9%
Operating expenses	1,964,869	1,213,621	751,248	61.9%
Gross margin / Operating income	$336,593	$148,918	$187,675	126.0%
Total other income (loss), net	(1,979)	622	(2,601)	(418.2)%
Income before income tax expense	$334,614	$149,540	$185,074	123.8%
Gross margin percentage	14.6%	10.9%
The Financial Services practice group revenue increased by 68.9% to $2,301.5 million in 2025 from $1,362.5 million in 2024. This increase of $938.9 million was primarily the result of the Transaction and was across all service lines. When compared to the same period in 2024, revenue from traditional accounting and tax-related services increased by $796.9 million, revenue from advisory services increased by $94.0 million, revenue from national technology services increased by $46.1 million, and revenue from government healthcare consulting services increased $1.9 million.
We provide a range of services to affiliated CPA firms under ASAs. Fees earned under the ASAs are recorded as revenue in the accompanying Consolidated Statements of Comprehensive Income and were $651.2 million and $306.5 million in 2025 and 2024, respectively.
Operating expenses increased by $751.2 million in 2025, as compared to 2024, primarily as a result of $578.3 million higher personnel costs primarily driven by the Transaction in 2025. Compared to the same period in 2024, depreciation and amortization expense, direct costs, facility costs, technology costs, professional service costs, marketing costs, bad debt expense, and employee costs to support business growth increased by $51.7 million, $40.7 million, $40.1 million, $18.4 million, $10.8 million, $5.5 million, $2.8 million and $2.8 million, respectively. Operating expense as a percentage of revenue decreased to 85.4% in 2025 from 89.1% in 2024.

Benefits and Insurance Services

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue	$409,633	$401,048	$8,585	2.1%
Operating expenses	334,696	328,272	6,424	2.0%
Gross margin / Operating income	$74,937	$72,776	$2,161	3.0%
Total other income, net	1,136	149	987	662.4%
Income before income tax expenses	$76,073	$72,925	$3,148	4.3%
Gross margin percentage	18.3%	18.1%
The Benefits and Insurance Services practice group revenue in 2025 grew by 2.1% to $409.6 million from $401.0 million in 2024. The increase primarily driven by a $11.2 million increase in employee benefit and retirement benefit services lines, as well as a $6.1 million increase from payroll and human capital related services, partially offset by a decrease of $8.7 million in property and casualty services.
Operating expenses increased by $6.4 million in 2025 as compared to 2024. This increase was primarily driven by direct costs and personnel costs which increased by $5.6 million and $1.7 million, respectively, when compared to the same period in 2024. This increase was partially offset by a decrease of $1.3 million of depreciation and amortization expenses and a decrease of $0.4 million in other miscellaneous discretionary costs. Operating expense as a percentage of revenue remained relatively unchanged at 81.7% in 2025, as compared to 81.9% in 2024.
National Practices

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue	$46,896	$49,885	$(2,989)	(6.0)%
Operating expenses	42,033	44,625	(2,592)	(5.8)%
Gross margin / Operating income	$4,863	$5,260	$(397)	(7.5)%
Total other income, net	1,125	4,929	(3,804)	(77.2)%
Income before income tax expenses	$5,988	$10,189	$(4,201)	(41.2)%
Gross margin percentage	10.4%	10.5%
During the year ended December 31, 2024, we completed the sale of CBIZ KA Consulting Services, LLC ("KA Consulting"), which was a component of the National Practices group. For the year ended December 31, 2024, KA Consulting contributed approximately $8.4 million of revenue. The remaining National Practice Group is primarily driven by our cost-plus contract with a single client, which has existed since 1999. The cost-plus contract is a five-year contract with the most recent renewal through December 31, 2028. The decrease in revenue and in operating expense was attributed to the result of the sale of KA Consulting.
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

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating expenses	$61,000	$44,485	$16,515	37.1%
Corporate general and administrative expenses	121,383	108,753	12,630	11.6%
Operating loss	$(182,383)	$(153,238)	$(29,145)	19.0%
Total other expense, net	(73,457)	(21,609)	(51,848)	N/M
Loss before income taxes	$(255,840)	$(174,847)	$(80,993)	46.3%
Total operating expenses increased by $16.5 million in 2025 as compared to 2024. The non-qualified deferred compensation plan increased operating expenses by $20.3 million in 2025 and by $18.8 million in 2024. Excluding the non-qualified deferred compensation expenses, operating expense increased by approximately $15.0 million, primarily driven by $5.9 million higher professional service fees, $5.3 million higher facility costs, $2.6 million higher personnel costs, and $1.2 million higher other discretionary spending to support business growth.
Total G&A expenses increased by approximately $12.6 million, or 11.6%, for the year ended December 31, 2025 as compared to 2024. The non-qualified deferred compensation plan increased G&A expenses by $3.0 million in 2025 and by $2.4 million in 2024. Excluding the impact of the deferred compensation plan, G&A expenses would have increased by $12.0 million in 2025 as compared to prior year. The increase was primarily driven by $6.6 million higher personnel costs, $6.2 million higher marketing expenses, $2.4 million higher technology costs, $2.3 million higher insurance costs and $1.6 million higher facility costs. Other discretionary spending increased by approximately $1.2 million to support the growth in business activities. These increases were offset by an $8.3 million decrease in professional service fees.
G&A expenses for the year ended December 31, 2025 and 2024 included $24.8 million and $43.7 million, respectively, of costs related to the Transaction.
Total other expense, net increased by $51.8 million to $73.5 million from $21.6 million in 2024. Total other expense, net includes net gains of $23.3 million and $21.1 million associated with the non-qualified deferred compensation plan in 2025 and 2024, respectively. Excluding the impact of the non-qualified deferred compensation plan, total other expense, net would have been $96.8 million in 2025 and $42.8 million in 2024, a net increase in expense of approximately $54.0 million. The increase was primarily due to $72.8 million higher interest expense, partially offset by a gain from a legal settlement of $12.5 million recorded to other income (expense), net, $4.6 million higher fair value adjustments, an increase of $1.7 million of interest income, and $0.1 million higher other adjustments.
LIQUIDITY
The following table is derived from our Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2025	2024
Net cash provided by operating activities	$192,485	$123,692
Net cash used in investing activities	(15,853)	(1,129,283)
Net cash provided by (used in) financing activities	(145,712)	1,035,613
We generate strong cash flows from operations and have access to $415.5 million under the 2024 Credit Facilities, which enables us to fund investment and operating projects that are designed to optimize stockholder return. Cash flows from operations and available capital resources allow us to make strategic acquisitions, repurchase shares of our common stock when accretive to stockholders, meet working capital needs, and service our debt. Generally, we maintain low levels of cash and apply any available cash to pay down our outstanding debt balance. Due to the seasonal nature of the Financial Services practice group’s accounting and tax services, which are concentrated in the first four months of the fiscal year, we historically generate a significant portion of our cash flows during the last three quarters of the fiscal year.
Our working capital management primarily relates to trade accounts receivable, accounts payable, incentive-based compensation and other assets, which consist of other receivables and prepaid assets typically related to activities in the normal course of our business operations. At any specific point in time, working capital is subject to many variables, including seasonality and the timing of cash receipts and payments, most notably in the timing of insurance premiums to the carriers within our Benefits and Insurance Services practice group. We have restricted cash on deposit from clients in connection with the pass-through of insurance premiums to the carrier with the related liability for these funds recorded in “Accounts payable” in the accompanying Consolidated Balance Sheets.
Accounts receivable balances increase in response to the increase in revenue generated by the Financial Services practice group during the first four months of the year. A significant amount of this revenue is billed and collected in subsequent quarters. Days sales outstanding (“DSO”) represent accounts receivable and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve months' daily revenue. DSO was 71 days as of December 31, 2025, and 73 days as of December 31, 2024. We provide DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of our ability to collect on receivables in a timely manner.
Cash Provided by Operating Activities
Cash provided by operating activities was $192.5 million during 2025, consisting of net income of $115.4 million and certain non-cash items, such as depreciation and amortization expense of $98.3 million, share-based compensation expense of $26.0 million, amortization expense of deferred financing fees of $5.5 million, bad debt expense of $7.3 million, deferred income tax of $4.6 million, and an adjustment to the fair value of contingent purchase consideration of $2.6 million, and other expense of $5.1 million, primarily consisting of a non-cash write-off of lease incentive receivables associated with terminated facility leases. These were offset by $71.6 million of use of cash from working capital management and a $0.7 million loss on sale of operations, net of tax.
Cash provided by operating activities was $123.7 million during 2024, consisting of net income of $41.0 million and certain non-cash items, such as depreciation and amortization expense of $48.1 million, share-based compensation expense of $13.8 million, bad debt expense of $3.8 million, adjustment to the fair value of contingent purchase consideration of $7.0 million, and $23.4 million use of cash from working capital management offset by deferred income tax of $8.6 million and a $4.9 million gain on sale of operations, net of tax.
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
2025 - Net cash used in investing activities in 2025 consisted primarily of $17.0 million cash paid for capital expenditures, $4.0 million net purchases and change of client fund investments, and $1.6 million cash paid for a business acquisition. These investing cash outflows were offset with $5.2 million payments primarily related to collections to notes receivable and $1.5 million cash received related to prior year divestiture.
2024 - Net cash used in investing activities in 2024 consisted primarily of $1,087.5 million cash paid for the Transaction and other 2024 business acquisitions, $12.9 million in capital expenditures, $1.3 million net purchases of client fund investments, and $34.7 million payments primarily related to the $22.1 million notes to CBIZ CPAs, and other working capital related payments, partially offset by $7.1 million proceeds received from the sale of certain assets.
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
2025 - Net cash provided by financing activities in 2025 consisted of $51.5 million net proceeds from our 2024 Credit Facilities and a net increase of $30.8 million in client fund obligations, partially offset by $160.1 million used to repurchase shares, $7.8 million used to repurchase shares for tax withholding purposes, $58.7 million of contingent consideration payments for prior acquisitions, $1.0 million deferred financing fees paid in connection with the 2024 Credit Facilities, and $0.5 million used for payments of notes payable.

2024 - Net cash provided by financing activities in 2024 consisted of $1,108.5 million net proceeds from our 2024 Credit Facilities and a net increase of $16.0 million in client fund obligations, offset by $11.5 million used to repurchase shares for tax withholding purposes, $56.8 million of contingent consideration payments for prior acquisitions, and $20.7 million deferred financing fees paid in connection with the 2024 Credit Facilities.
CAPITAL RESOURCES
The following table presents our capital structure (in thousands):

	December 31,
	2025	2024
Bank debt	$1,472,400	$1,420,900
Stockholders' equity	1,762,067	1,779,983
Total capital	$3,234,467	$3,200,883
Credit Facility - Our primary financing arrangement is the $2,000.0 million secured credit facility, which is that certain Amended and Restated Credit Agreement, by and among CBIZ Operations, Inc., as the Borrower, the Company, the several banks, financial institutions, institutional lenders and other investors from time to time party thereto as the Lenders, and Bank of America, N.A., as Agent, as Issuing Bank and as Swing Line Bank (as amended by that certain First Amendment, dated as of March 7, 2025 and as further amended by that certain Second Amendment, dated as of April 29, 2025), which provides us with the capital necessary to meet our working capital needs as well as the flexibility to continue with our strategic initiatives, including business acquisitions and share repurchases, and matures in 2029. At December 31, 2025, we had $1,472.4 million outstanding under the credit facility, as well as letters of credit and license bonds totaling $5.4 million. Available funds under the credit facility, based on the terms of the commitment, were approximately $415.5 million at December 31, 2025. The blended weighted average interest rate under the credit facility was 6.56% in 2025 and 6.00% in 2024. The credit facility allows for the allocation of funds for future strategic initiatives, including acquisitions and the repurchase of our common stock, subject to the terms and conditions of the credit facility.
Debt Covenant Compliance - We are required to meet certain financial covenants with respect to (i) total leverage ratio and (ii) interest coverage ratio. We were in compliance with our covenants as of December 31, 2025. Our ability to service our debt and to fund future strategic initiatives will depend upon our ability to generate cash in the future. For further discussion regarding the 2024 Credit Facilities, refer to Note 10, Debt and Financing Arrangements, to the accompanying consolidated financial statements.
Use of Capital - Our overall business objective is funding organic growth acceleration and meet working capital needs. This includes investments in client service delivery and emerging technology that support revenue growth and improve operational excellence. Following the completion of the Transaction, our second priority is to pay down debt to be within a net leverage ratio range of 2.0x and 2.5x overtime. As a result of the Transaction and related 2024 Credit Facilities, we have $1,472.4 million of outstanding debt under the 2024 Credit Facilities as of December 31, 2025. In addition, we believe that repurchasing shares of our common stock can be prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our stockholders. We will also remain focused on making strategic acquisitions that allow us to strengthen our presence in existing markets, expand into high growth industries, and broaden our services to our clients.
During the year ended December 31, 2025, we completed no material business acquisitions. Under the Share Repurchase Program, we repurchased 1.5 million shares of our common stock for a total cost of $109.1 million under the ROFR Agreement and 0.9 million shares of our common stock in the open market during the year ended December 31, 2025, for a total cost of $50.9 million. We repurchased no shares on the open market during the year ended December 31, 2024. Shares repurchased to settle statutory employee withholding related to vesting of stock awards were 0.1 million shares at a cost of $7.8 million during the year ended December 31, 2025, and 0.2 million shares at a cost of $11.5 million during the year ended December 31, 2024. Refer to Note 14, Common Stock, to the accompanying consolidated financial statements for further discussion on the Share Repurchase Program.
Cash Requirements - Cash requirements for the remainder of 2026 and beyond will include the repayment of outstanding debt and related interest, share repurchases through both our ROFR Agreement and open market purchases, making strategic acquisitions, funding seasonal working capital requirements, making contingent purchase price payments for previous acquisitions, income tax payments, and capital expenditures. We believe that cash provided by operations, as well as available funds under our 2024 Credit Facilities will be sufficient to meet cash requirements for 2026 and beyond.
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
We provide letters of credit for insurance needs as well as to landlords (lessors) of our leased premises in lieu of cash security deposits. Letters of credit totaled $3.2 million and $3.2 million at December 31, 2025 and 2024, respectively. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.1 million and $2.2 million at December 31, 2025 and 2024, respectively.
We have various agreements under which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by us under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2025, we were not aware of any obligations arising under indemnification agreements that would require material payments.
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
As of December 31, 2025, the notional value of all our interest rate swaps were $500.0 million, with maturity dates ranging from July 14, 2026 to July, 2030. For further details on our interest rate swaps, refer to Note 7, Financial Instruments, to the accompanying consolidated financial statements.
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
Goodwill and Other Intangible Assets - Goodwill represents the difference between the purchase price of the acquired business and the related fair value of the net assets acquired. A significant portion of our assets in the accompanying Consolidated Balance Sheets is goodwill. At December 31, 2025, the carrying value of goodwill totaled $2,329.8 million, compared to total assets of $4,409.5 million and total stockholders’ equity of $1,762.1 million. Intangible assets consist of identifiable intangibles other than goodwill. Identifiable intangible assets other than goodwill include client lists and non-compete agreements, which require significant judgments in determining the fair value. We carry client lists and non-compete agreements at cost, less accumulated amortization, in the accompanying Consolidated Balance Sheets.
Goodwill is not amortized, but rather is tested for impairment annually during the fourth quarter. In addition to our annual goodwill test, on a periodic basis, we are required to consider whether it is more likely than not (defined as a likelihood of more than 50%) that the fair value has fallen below its carrying value, thus requiring us to perform an interim goodwill impairment test. Intangible assets with definite lives, such as client lists and non-compete agreements, are amortized using the straight-line method over their estimated useful lives (generally ranging from three to fifteen years). We review these assets for impairment whenever events or changes in circumstances (including declines in the price of our common stock and market capitalization, deterioration in macroeconomic conditions, and declining financial performance in comparison to projected results) indicate an asset’s carrying value may not be recoverable. Recoverability is assessed based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis or market comparable method.
The goodwill impairment test is performed at a reporting unit level. A reporting unit is an operating segment of a business or one level below an operating segment. During the fourth quarter of 2025, we completed certain organizational reporting changes which resulted in a realignment and re-aggregation of reporting units in both the Financial Services and Benefits and Insurance Services practice groups, which resulted in new reporting units that align the internal reporting structure with the services provided by these practice groups. The organizational changes did not result in a change in the reportable segments, nor did they result in a change of the total number of reporting units for goodwill impairment test purposes. As of October 31, 2025, immediately after the organizational changes, there are a total of six reporting units, of which three are within the Financial Services practice group, two are within the Benefits and Insurances practice group, and one is within the National Practice group. While the overall number of reporting units did not change, the components within the reporting units were impacted by the organizational reporting changes.
As a result of the aforementioned changes in reporting units, we performed a qualitative assessment immediately before the change in reporting units. We concluded that it was more likely than not that the fair values of each of our reporting units immediately before the change exceeded their respective carrying values and, therefore, goodwill related to those reporting units was determined to not be impaired.
The change in reporting units resulted in a triggering event. Accordingly, we performed a quantitative assessment and comparison of the fair value of our reporting units to their respective carrying value on the annual testing date. Based on the results of the quantitative assessment, the estimated fair values of the reporting units are in excess of their respective carrying values, therefore, there was no impairment to goodwill.
It is possible, depending upon a number of factors that are not determinable at this time or within our control, that the fair values of one or more of our reporting units could decrease in the future and result in an impairment to goodwill. Specifically, further declines in our market capitalization may trigger the need for future impairment tests where the conclusions may differ and could result in the recognition of an impairment charge. Additionally, any significant adverse change in our near or long-term projections or macroeconomic conditions could result in future impairment charges, which could be material.
For further information regarding our goodwill balances and the quantitative assessment performed, refer to Note 6, Goodwill and Other Intangible Assets, net, to the accompanying consolidated financial statements.
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

As of December 31, 2025, we have the following interest rate swaps outstanding (in thousands):

	December 31, 2025
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
Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would affect the rate at which we could borrow funds under the 2024 Credit Facilities. Our balance outstanding under the 2024 Credit Facilities at December 31, 2025 was $1,472.4 million, of which $972.4 million is subject to rate risk. If market rates were to increase or decrease 100 basis points from the levels at December 31, 2025, interest expense would increase or decrease approximately $9.7 million annually.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The Financial Statements, together with the notes thereto and the report of KPMG LLP dated February 26, 2026 thereon, and the Supplementary Data required hereunder, are included in this Annual Report as set forth in Item 15(a) hereof and are incorporated herein by reference.
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
Management’s Report on Internal Control Over Financial Reporting - Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision of management, including our CEO and CFO, we conducted an evaluation of our internal control over financial reporting based on the framework provided in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.
Changes in Internal Control Over Financial Reporting - During the fiscal quarter ended December 31, 2025, we completed the integration of Marcum, which was acquired in November 2024, into our internal control process. Other than the integration of Marcum into our internal control over financial reporting, there has been no change in our internal controls over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Our independent auditor, KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting which appears in Item 8 of this Annual Report.
ITEM 9B. OTHER INFORMATION.
During the quarter period ended December 31, 2025, none of the Company's directors or officers adopted or terminated a "Rule 10B5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408 of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information relating to executive officers and key employees required by this item is included in Part I under the caption “Information about our Executive Officers and Key Employees” above.

The following information with respect to this item not included herein appearing in our Definitive Proxy Statement for the 2026 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of CBIZ’s fiscal year, is incorporated herein by reference:

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

ITEM 11. EXECUTIVE COMPENSATION.

Information with respect to this item is contained in our Definitive Proxy Statement for the 2026 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of our fiscal year, in the sections entitled “Compensation Discussion and Analysis,” “Compensation Risk Assessment,” “Summary Compensation Table,” “Pay Ratio Disclosure,” “2025 Grants of Plan-Based Awards,” “Outstanding Equity Awards At 2025 Fiscal Year-End,” “Option Exercises and Stock Vested in 2025,” “2025 Non-Qualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Director Compensation,” “2025 Director Compensation Table,” “Compensation and Human Capital Committee Report,” and information appearing under the heading “Directors Meetings and Committees of the Board of Directors" regarding the Compensation and Human Capital Committee, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information with respect to this item is contained in our Definitive Proxy Statement for the 2026 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of our fiscal year, in the sections entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information with respect to this item is contained in our Definitive Proxy Statement for the 2026 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of our fiscal year, in the sections entitled “Certain Relationships and Related Transactions” and “Director Independence,” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our independent registered public accounting firm is KPMG LLP, Cleveland, OH, Auditor Firm ID:185.

Information with respect to this item is contained in our Definitive Proxy Statement for the 2026 Annual Stockholders’ Meeting to be filed with the SEC no later than 120 days after the end of our fiscal year, in the section entitled “Auditor Fees,” and is incorporated herein by reference.
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

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated July 30, 2024, among the Company, Marcum LLP, Marcum Advisory Group LLC, PMMS LLC, and Marcum Partners SPV LLC (filed as Exhibit 2.1 to the Company's Report on Form 8-K, File No. 001-32961, dated July 31, 2024, and incorporated herein by reference).
3.1	Amended and Restated Certificate of Incorporation of the Company, dated August 7, 2000 (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-8, File No. 333-197284, dated May 24, 2019, and incorporated herein by reference).
3.2	Certificate of Amendment of the Certificate of Incorporation of the Company, effective August 1, 2005 (filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 000-25890, dated March 16, 2006, and incorporated herein by reference).
3.3	Amended and Restated Bylaws of the Company, dated November 12, 2025 (filed as Exhibit 3.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated November 17, 2025, and incorporated herein by reference).
4.1	Form of Stock Certificate of Common Stock of the Company (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 000-25890, dated March 4, 1999, and incorporated herein by reference).
4.2*	Description of the Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1 †	2014 Stock Incentive Plan (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8, Registration No. 333-197284, dated July 7, 2014, and incorporated herein by reference).
10.2 †	2019 CBIZ, Inc. Omnibus Incentive Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, Registration No. 333-197284, dated May 24, 2019, and incorporated herein by reference).
10.3 †	Amendment No. 1 to the 2019 CBIZ, Inc. Omnibus Incentive Plan (filed as Exhibit 99.1 to the Company's Report on Form 8-K, File No. 001-32961, dated May 16, 2023, and incorporated herein by reference).
10.4 †	Employee Stock Investment Plan (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8, File No. 000-333-62148, dated June 1, 2001, and incorporated herein by reference).
10.5 †	Employment Agreement by and between the Company and Jerome P. Grisko, Jr., dated September 1, 2016 (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated September 8, 2016, and incorporated herein by reference).
10.6* †	Second Amended and Restated Employment Agreement between the Company and Ware Grove dated February 25, 2026.
10.7 †	Employment Agreement by and between the Company and Brad S. Lakhia, dated November 27, 2024 (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated December 3, 2024, and incorporated herein by reference).
10.8	Amended and Restated Credit Agreement, dated November 1, 2024, by and among the Company, CBIZ Operations, Inc., Bank of America, N.A., as administrative agent, and the other financial institutions party thereto (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 8-K, File No. 001-32961, on November 1, 2024, and incorporated herein by reference).
10.9	First Amendment to Amended and Restated Credit Agreement, dated March 7, 2025, by and among CBIZ Operations, Inc., CBIZ, Inc., Bank of America, N.A., as Agent, and the other financial institutions party thereto (filed as Exhibit 10.1 to the Company's Report on Form 10-Q, File No. 001-32961, on April 25, 2025, and incorporated herein by reference).

10.10	Second Amendment, dated as of April 29, 2025, by and among CBIZ Operations, Inc., as borrower, CBIZ, Inc., the other Guarantors identified on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as Agent (which includes the Credit Agreement as Annex) (filed as Exhibit 10.1 to the Company's Report on Form 8-K, File No. 001-32961, on April 29, 2025, and incorporated herein by reference).
10.11	Loan Agreement dated as of August 16, 2018 by and among CBIZ Benefits and Insurance Services, Inc. and The Huntington Bank (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-32961, on November 1, 2018, and incorporated herein by reference).
10.12	First Amendment to Loan Agreement, dated August 8, 2019, by and among CBIZ Benefit and Insurance Services, Inc. and the Huntington National Bank (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, File No. 001-32961, on November 1, 2019, and incorporated herein by reference).
10.13	Second Amendment to Loan Agreement, dated August 6, 2020, by and among CBIZ Benefit and Insurance Services, Inc. and the Huntington National Bank (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, File No. 001-32961, on November 1, 2020, and incorporated herein by reference).
10.14
Third Amendment to Loan Agreement, dated August 5, 2021, by and among CBIZ Benefit and Insurance Services, Inc. and the Huntington National Bank (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-32961, on October 29, 2021, and incorporated herein by reference).

10.15
Fourth Amendment to Loan Agreement, dated August 1, 2022, by and among CBIZ Benefit and Insurance Services, Inc. and the Huntington National Bank (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, File No. 001-32961, dated February 24, 2023, and incorporated herein by reference).

10.16
Fifth Amendment to Loan Agreement, dated August 3, 2023, by and among CBIZ Benefit and Insurance Services, Inc. and the Huntington National Bank (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-32961, on October 26, 2023, and incorporated herein by reference).

10.17	Sixth Amendment to Loan Agreement, dated August 1, 2024, by and among CBIZ Benefit and Insurance Services, Inc. and the Huntington National Bank (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-32961, on August 1, 2024, and incorporated herein by reference).
10.18	Seventh Amendment to Loan Agreement, dated July 31, 2025, by and among CBIZ Benefit and Insurance Services, Inc. and the Huntington National Bank (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, File No. 001-32961, on July 31, 2025, and incorporated herein by reference).
10.19 †	Form of CBIZ Restricted Share Unit Agreement (filed as Exhibit 10.16 to the Company's Annual Report Form 10-K for the year ended December 31, 2023, File No. 001-32961, dated February 23, 2024, and incorporated herein by reference).
10.20 †	Form of CBIZ Performance Share Agreement (filed as Exhibit 10.17 to the Company's Annual Report Form 10-K for the year ended December 31, 2023, File No. 001-32961, dated February 23, 2024, and incorporated herein by reference).
19.1	CBIZ, Inc. Insider Trading Policy (filed as Exhibit 19.1 to the Company's Annual Report on Form 10-K, File No. 001-32961, dated February 28, 2025, and incorporated herein by reference).
21.1*	List of Subsidiaries of CBIZ, Inc.
23.1*	Consent of KPMG LLP
24*	Powers of attorney (included on the signature page hereto).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1 †	CBIZ, Inc. Compensation Recoupment Policy (filed as Exhibit 97.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023, File No. 001-32961, dated February 23, 2024, and incorporated herein by reference).

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments)*
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

CBIZ, INC.
(REGISTRANT)

By	/s/ BRAD LAKHIA
Brad Lakhia
Chief Financial Officer
February 26, 2026
KNOW ALL MEN AND WOMEN BY THESE PRESENTS that each person whose signature appears below on this Annual Report hereby constitutes and appoints Jerome P. Grisko, Jr. and Brad Lakhia, and each of them, with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution for him and her and his and her name, place and stead, in all capacities (until revoked in writing), to sign any and all amendments to this Annual Report of CBIZ, Inc. and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary fully to all intents and purposes as he might or could do in person, thereby ratifying and confirming all that each attorney-in-fact and agent, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated above.

Signature	Title	Date

/s/ JEROME P. GRISKO, JR.	President & Chief Executive Officer, Director (Principal Executive Officer)	February 26, 2026
Jerome P. Grisko, Jr.

/s/ BRAD LAKHIA	Chief Financial Officer (Principal Financial Officer)	February 26, 2026
Brad Lakhia

/s/ MICHAEL MANGAN	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2026
Michael Mangan

/s/ RICK L. BURDICK	Chairman	February 26, 2026
Rick L. Burdick

/s/ GINA D. FRANCE	Director	February 26, 2026
Gina D. France

/s/ TODD J. SLOTKIN	Director	February 26, 2026
Todd J. Slotkin

/s/ A. HAAG SHERMAN	Director	February 26, 2026
A.Haag Sherman

/s/ RICHARD T. MARABITO	Director	February 26, 2026
Richard T. Marabito

/s/ BENAREE PRATT WILEY	Director	February 26, 2026
Benaree Pratt Wiley

/s/ RODNEY A. YOUNG	Director	February 26, 2026
Rodney A. Young

/s/ KATHY A. RAFFA	Director	February 26, 2026
Kathy A. Raffa

CBIZ, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
CBIZ, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of CBIZ, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Assessment of goodwill impairment for the Financial Accounting Services reporting unit
As discussed in Notes 1 and 6 to the consolidated financial statements, the Company’s goodwill as of December 31, 2025, was $2,329.8 million, a portion of which related to the Financial Accounting Services reporting unit. The Company reviews goodwill for impairment annually during the fourth quarter or more frequently in the event of an impairment indicator. During the fourth quarter, the Company completed certain organizational reporting changes which resulted in a realignment of reporting units. The Company performed a quantitative assessment after the change in reporting units by comparing the fair value of each reporting unit to its carrying value and goodwill was not impaired.
We identified the assessment of the fair value of the Financial Accounting Services reporting unit used in the quantitative goodwill impairment assessment as a critical audit matter. Subjective auditor judgment was required to evaluate the key assumptions used in the discounted cash flow analysis used in the estimation of the fair value of the Financial Accounting Services reporting unit. The key assumptions were the revenue growth rate and discount rate. Changes to those key assumptions could have had a significant impact on the Company’s assessment of the fair value of the Financial Accounting Services reporting unit. Additionally, involvement of valuation professionals with specialized skills and knowledge was required to assess the discount rate.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s quantitative assessment of goodwill for impairment. This included controls related to the Company’s development of the key assumptions for the Financial Accounting Services reporting unit. We performed sensitivity analyses over the key assumptions used to determine the fair value of the Financial Accounting Services reporting unit to assess the impact of changes in those assumptions on the Company’s determination of the fair value. We evaluated the revenue growth rates by comparing them to the historical financial results of the Company, forecasted revenue trends and historical financial results of certain peer companies, and relevant industry data. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rate by comparing it to a market participant discount rate independently developed using publicly available market data for comparable companies.

/s/ KPMG LLP
We have served as the Company’s auditor since 1996.
Cleveland, Ohio
February 26, 2026

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2025 AND 2024
(In thousands, except per share data)

	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$18,290	$13,826
Restricted cash	38,234	38,661
Accounts receivable, net	555,995	534,858
Other current assets	79,693	72,528
Current assets before funds held for clients	692,212	659,873
Funds held for clients	207,037	175,853
Total current assets	899,249	835,726
Non-current assets:
Property and equipment, net	81,242	88,163
Goodwill and other intangible assets, net	2,869,790	2,945,470
Assets of deferred compensation plan	186,870	167,170
Right-of-use asset	334,048	393,512
Other non-current assets	38,329	40,842
Total non-current assets	3,510,279	3,635,157
Total assets	$4,409,528	$4,470,883
LIABILITIES
Current liabilities:
Accounts payable	$90,934	$90,646
Income taxes payable	11,008	—
Accrued personnel costs	197,534	172,759
Contingent purchase price liability	30,035	61,164
Lease liability	64,674	60,549
Short-term debt(1)	66,372	66,177
Other current liabilities	68,299	78,579
Current liabilities before client fund obligations	528,856	529,874
Client fund obligations	206,738	175,928
Total current liabilities	735,594	705,802
Non-current liabilities:
Long-term debt(1)	1,389,552	1,333,755
Income taxes payable	3,009	2,193
Deferred income taxes, net	7,141	10,880
Deferred compensation plan obligations	186,870	167,170
Contingent purchase price liability	10,213	35,803
Lease liability	307,905	372,586
Other non-current liabilities	7,177	62,711
Total non-current liabilities	1,911,867	1,985,098
Total liabilities	2,647,461	2,690,900
STOCKHOLDER EQUITY
Common stock, par value $0.01 per share; shares authorized 250,000; shares issued 144,654 and 137,945; shares outstanding 54,380 and 50,198	$1,447	$1,380
Additional paid-in capital	1,830,866	1,791,863
Retained earnings	1,011,566	896,122
Treasury stock, 90,274 and 87,747 shares	(1,078,521)	(910,601)
Accumulated other comprehensive (loss) income	(3,291)	1,219
Total stockholders’ equity	1,762,067	1,779,983
Total liabilities and stockholders’ equity	$4,409,528	$4,470,883
See the accompanying notes to the consolidated financial statements
(1)Reflects the net debt for the Term Loan and Revolving Credit Facility with the associated debt issuance costs in short-term and long-term liabilities. See Note 10. Debt and Financing Arrangements for further discussion of the short-term and long-term debt.

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(In thousands, except per share data)

	2025	2024	2023
Revenue	$2,757,991	$1,813,472	$1,591,194
Operating expenses	2,402,598	1,631,003	1,367,990
Gross margin	355,393	182,469	223,204
Corporate general and administrative expenses	121,383	108,753	57,965
Operating income	234,010	73,716	165,239
Other income (expense):
Interest expense	(107,215)	(34,379)	(20,131)
Gain on sale of operations, net	711	4,932	176
Other income, net	33,329	13,538	21,019
Total other income (expense), net	(73,175)	(15,909)	1,064
Income before income tax expense	160,835	57,807	166,303
Income tax expense	45,391	16,769	45,335
Net income	$115,444	$41,038	$120,968
Earnings per share:
Basic	$1.84	$0.78	$2.42
Diluted	$1.83	$0.78	$2.39
Basic weighted average common shares outstanding	62,909	52,375	49,989
Diluted weighted average common shares outstanding	63,240	52,661	50,557
Comprehensive income:
Net income	$115,444	$41,038	$120,968
Other comprehensive income (loss):
Net unrealized gain on available-for-sale securities, net of income tax expense of $88, $182 and $403	222	457	1,013
Net unrealized loss on interest rate swaps, net of income tax benefit of $1,568, $287 and $952	(4,714)	(989)	(2,821)
Foreign currency translation	(18)	(27)	(18)
Total other comprehensive loss	(4,510)	(559)	(1,826)
Total comprehensive income	$110,934	$40,479	$119,142
See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(In thousands)

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Totals
December 31, 2022	136,295	86,115	$1,363	$799,147	$734,116	$(824,778)	$3,604	$713,452
Net income	—	—	—	—	120,968	—	—	120,968
Other comprehensive loss	—	—	—	—	—	—	(1,826)	(1,826)
Share repurchases	—	1,285	—	—	—	(65,142)	—	(65,142)
Indirect repurchase of shares for minimum tax withholding	—	173	—	—	—	(8,448)	—	(8,448)
Restricted stock units and awards	153	—	2	(2)	—	—	—	—
Performance share units	244	—	2	(2)	—	—	—	—
Stock options exercised	453	—	5	8,759	—	—	—	8,764
Share-based compensation	—	—	—	12,286	—	—	—	12,286
Business acquisitions	242	—	2	11,733	—	—	—	11,735
Excise tax on share repurchases	—	—	—	554	—	(725)	—	(171)
December 31, 2023	137,387	87,573	1,374	832,475	855,084	(899,093)	1,778	791,618
Net income	—	—	—	—	41,038	—	—	41,038
Other comprehensive loss	—	—	—	—	—	—	(559)	(559)
Indirect repurchase of shares for minimum tax withholding	—	174	—	—	—	(11,508)	—	(11,508)
Restricted stock units and awards	126	—	1	(1)	—	—	—	—
Performance share units	273	—	3	(3)	—	—	—	—
Share-based compensation	—	—	—	13,836	—	—	—	13,836
Business acquisitions	159	—	2	945,556	—	—	—	945,558
December 31, 2024	137,945	87,747	1,380	1,791,863	896,122	(910,601)	1,219	1,779,983
Net income	—	—	—	—	115,444	—	—	115,444
Other comprehensive loss	—	—	—	—	—	—	(4,510)	(4,510)
Share repurchases	—	2,437	—	—	—	(160,076)	—	(160,076)
Indirect repurchase of shares for minimum tax withholding	—	90	—	—	—	(7,844)	—	(7,844)
Restricted stock units and awards	102	—	1	(1)	—	—	—	—
Performance share units	124		1	(1)				—
Share-based compensation	—	—	—	26,004	—	—	—	26,004
Business acquisitions	6,483	—	65	13,001	—	—	—	13,066
December 31, 2025	144,654	90,274	$1,447	$1,830,866	$1,011,566	$(1,078,521)	$(3,291)	$1,762,067
See the accompanying notes to the consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(In thousands)

	2025	2024	2023
Cash flows from operating activities:
Net income	$115,444	$41,038	$120,968
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of operations, net of tax	(711)	(4,932)	(176)
Depreciation and amortization expense	98,270	48,060	36,269
Bad debt expense, net of recoveries	7,290	3,792	1,551
Adjustment to contingent earnout liability, net	2,588	6,993	2,743
Deferred income taxes	4,632	(8,621)	11,273
Stock-based compensation expense	26,004	13,836	12,286
Amortization of deferred financing fees	5,472	1,259	472
Other, net	5,139	(1,129)	(2,837)
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(27,096)	48,218	(36,093)
Other assets	(22,936)	2,809	(6,626)
Accounts payable	443	(18,846)	2,210
Income taxes payable	17,148	(7,544)	(5,918)
Accrued personnel costs	14,202	(5,830)	2,711
Other liabilities	(53,404)	4,589	14,674
Net cash provided by operating activities	192,485	123,692	153,507
Cash flows from investing activities:
Business acquisitions and purchases of client lists, net of cash acquired	(1,625)	(1,087,521)	(53,110)
Purchases of client fund investments	(43,375)	(23,210)	(14,122)
Proceeds from the sales and maturities of client fund investments	39,691	21,923	18,465
Proceeds from sales of assets and divested operations	1,530	7,131	3,059
Change in funds held for clients	(305)	—	—
Additions to property and equipment	(16,959)	(12,914)	(23,052)
Other, net	5,190	(34,692)	(10,633)
Net cash used in investing activities	(15,853)	(1,129,283)	(79,393)
Cash flows from financing activities:
Proceeds from bank debt	1,480,100	2,487,900	1,224,000
Payments of bank debt	(1,428,600)	(1,379,400)	(1,177,300)
Deferred financing costs	(983)	(20,654)	—
Payment for acquisition of treasury stock	(160,076)	—	(65,378)
Indirect repurchase of shares for minimum tax withholding	(7,844)	(11,508)	(8,448)
Changes in client funds obligations	30,810	16,035	(13,574)
Payment of contingent consideration of acquisitions and client lists	(58,682)	(56,760)	(45,175)
Proceeds from exercise of stock options	—	—	8,764
Other, net	(437)	—	—
Net cash provided by (used in) financing activities	(145,712)	1,035,613	(77,111)
Net increase (decrease) in cash, cash equivalents and restricted cash	30,920	30,022	(2,997)
Cash, cash equivalents and restricted cash at beginning of year	187,170	157,148	160,145
Cash, cash equivalents and restricted cash at end of year	$218,090	$187,170	$157,148

Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$18,290	$13,826	$8,090
Restricted cash	38,234	38,661	30,362
Cash equivalents included in funds held for clients	161,566	134,683	118,696
Cash, cash equivalents and restricted cash at end of year	$218,090	$187,170	$157,148

Supplemental disclosures of cash flow information:
Cash paid for interest	$105,429	$25,686	$19,127
Cash paid for income taxes, net of income tax refunds	$23,577	$37,537	$39,976
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
GAAP - United States Generally Accepted Accounting Principles.
SOFR - The Secured Overnight Financing Rate.
ROU - Right of Use.
SEC - United States Securities & Exchange Commission.
Marcum Acquisition - The Transaction
Organization
CBIZ, Inc. is a leading professional services advisor to middle-market businesses nationwide. With industry knowledge and expertise in accounting, tax, advisory, benefits, insurance, and technology, CBIZ delivers actionable insights to help clients anticipate what is next and discover new ways to accelerate growth to clients throughout the United States and parts of Canada. Acting through its subsidiaries, it has been serving small and medium-sized businesses, as well as individuals, governmental entities, and not-for-profit enterprises. CBIZ, Inc. manages and reports its operations along three practice groups: Financial Services, Benefits and Insurance Services and National Practices. A further description of products and services offered by each of the practice groups is provided in Note 19, Segment Disclosures, to the accompanying consolidated financial statements.
On November 1, 2025, the Company completed the acquisition of Ian D. Gardenswartz & Associates, P.C.("IDG"), an accounting, tax, and financial advisory services firm based in Denver, Colorado. Refer to Note 2, Business Combinations, for a discussion of the Transaction.
In December 2024, the Company formed CBIZ CC, LLC and CBIZ Campus One Cell, LLC (collectively “Captive Insurance Company”). Registered in the State of Vermont, the Captive Insurance Company commenced operation on January 1, 2025. The Captive Insurance Company recognizes premiums as revenue monthly as monthly coverage expires. For the three and twelve months ended December 31, 2025, revenue from the Captive Insurance Company was not material.
Basis of Presentation
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
Fees earned by us under the ASAs are recorded at net realizable value as a component of “Revenue” in the accompanying Consolidated Statements of Comprehensive Income and were approximately $651.2 million, $306.5 million and $259.6 million for the years ended December 31, 2025, 2024 and 2023, respectively, the majority of

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
which was related to services rendered to privately-held clients. As of December 31, 2025 and 2024, we had notes receivable from CBIZ CPAs of $21.7 million and $22.2 million, respectively.
Certain prior period amounts have been reclassified to conform to the current year's presentation.
Significant Accounting Policies
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
Share-Based Compensation - The measurement of all share-based compensation arrangements is based on their respective grant date fair value. The grant date fair value of restricted stock awards and restricted stock units is based on the closing price of the underlying stock on the date of issuance. The grant date fair value of the performance share units is based on the closing price of the underlying stock on the date of issuance and recorded based on achievement of target performance metrics. The expense related to restricted stock awards and restricted stock units is recognized over the requisite service period which ranges between two and four years. The expense related to performance share units is recorded over the performance period based on the fair value on the grant date and adjusted each reporting period for the achievement of the performance metrics, based on our best estimate using available information.
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
Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable, less allowances for doubtful accounts, reflects the net realizable value of receivables and approximates fair value. Unbilled revenues are recorded at estimated net realizable value. Assessing the collectability of receivables (billed and unbilled) requires management judgment based on a combination of factors. When evaluating the adequacy of the allowance for doubtful accounts and the overall probability of collecting on receivables, we analyze historical experience, client credit-worthiness, the age of the trade receivable balances, current economic conditions that may affect a client’s ability to pay and current and projected economic trends and conditions at the balance sheet date. At December 31, 2025 and 2024, the allowance for doubtful accounts was $49.9 million and $31.7 million, respectively, in the accompanying Consolidated Balance Sheets.
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
Goodwill - Goodwill represents the excess of the purchase price of the acquired businesses over the related fair value of the net assets acquired. At December 31, 2025, the carrying value of goodwill totaled $2,329.8 million,

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
compared to total assets of $4,409.5 million and total stockholders’ equity of $1,762.1 million. Intangible assets, which represent identifiable intangibles other than goodwill and include client lists and non-compete agreements, require significant judgments in determining fair value. We carry client lists and non-compete agreements at cost, less accumulated amortization, in the accompanying Consolidated Balance Sheets.
Goodwill is reviewed for impairment annually during the fourth quarter or more frequently in the event of an impairment indicator. We are required to consider whether it is more likely than not (defined as a likelihood of more than 50%) that the fair value of a reporting unit has fallen below its carrying value, which would require us to perform an interim goodwill impairment test.
We may use either a qualitative or quantitative approach when testing a reporting unit’s goodwill for impairment. Under the qualitative assessment, we are not required to calculate the fair value of a reporting unit unless we determine that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the carrying value of a reporting unit exceeds its fair value, an impairment loss not to exceed the carrying value of goodwill will be recognized. Any such impairment charge would reduce earnings and could be material.
The goodwill impairment test is performed at a reporting unit level. A reporting unit is an operating segment of a business or one level below an operating segment. During the fourth quarter of 2025, we completed certain organizational reporting changes which resulted in a realignment and re-aggregation of reporting units in both the Financial Services and Benefits and Insurance Services practice groups. These organizational reporting changes resulted in new reporting units that align the internal reporting structure with the services provided by these practice groups. The organizational changes did not result in a change in the reportable segments, nor did they result in a change of the total number of reporting units for goodwill impairment test purposes. As of October 31, 2025, immediately after the organizational changes, there are a total of six reporting units, of which three are within the Financial Services practice group, two are within the Benefits and Insurances practice group, and one is within the National Practice group.
As a result of the aforementioned changes in reporting units, we performed a qualitative assessment immediately before the change in reporting units. We concluded that it was more likely than not that the fair values of each of our reporting units immediately before the change exceeded their respective carrying values and, therefore, goodwill related to those reporting units was determined to not be impaired.
The change in reporting units resulted in a triggering event. Accordingly, we performed a quantitative assessment and comparison of the fair value of our reporting units to their respective carrying value on the annual testing date. Based on the results of the quantitative assessment, the estimated fair values of the reporting units are in excess of their respective carrying values, therefore, there was no impairment to goodwill. For further information regarding our goodwill balances and the quantitative assessment performed, refer to Note 6, Goodwill and Other Intangible Assets, net, to the accompanying consolidated financial statements.
Other Intangible Assets - Intangible assets with definite lives, such as client lists and non-compete agreements, are amortized using the straight-line method over their estimated useful lives (generally ranging from three to fifteen years). We review these assets for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. Recoverability is assessed based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value determined by a discounted cash flow analysis, market comparable method or a combination thereof as determined to be appropriate in the circumstances.
Income Taxes - We account for income taxes under the asset and liability method in accordance with ASC 740, Income Taxes. Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently payable and deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and operating losses and tax credit carryforwards. State income tax credits are accounted for using the flow-through method, whereby the entire tax benefit is recognized in the income statement in the period in which the credits are realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable amounts in the periods in which the related temporary differences are expected to be recovered or settled.
A valuation allowance is recognized when it is more-likely-than-not that all or some portion of a deferred tax asset will not be realized. We determine valuation allowances based on all available evidence. Such evidence includes

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
historical results, the reversal of deferred tax liabilities, expectations of future consolidated and/or separate company profitability and the feasibility of tax-planning strategies. Determining valuation allowances includes significant judgment by management, and different judgments could yield different results.
Accounting for uncertain tax positions requires a more-likely-than-not threshold for recognition in the consolidated financial statements. We recognize the effect of income tax positions only if those positions are more-likely-than-not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
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
Contingent Purchase Price Liabilities - Contingent purchase price liabilities consisting of cash payments and common stock issuances resulting from our business acquisitions are recorded at fair value at the time of acquisition as “Contingent purchase price liability - current” and “Contingent purchase price liability - non-current” in the accompanying Consolidated Balance Sheets. We estimate the fair value of our contingent purchase price liabilities using a probability-weighted discounted cash flow model. We probability weight risk-adjusted estimates of future performance of acquired businesses, then calculate the contingent purchase price based on the estimates and discount them to present value representing management’s best estimate of fair value. The fair value of the contingent purchase price liabilities, which is considered a Level 3 unobservable input, is reassessed on a quarterly basis based on assumptions provided by practice group leaders and business unit controllers together with our corporate finance department. Any change in the fair value estimate, including the revaluation of common stock, is recorded in the earnings of that period. For the years ended December 31, 2025, 2024 and 2023, we recorded other expense of $2.6 million, $7.0 million and $2.7 million, respectively, related to net changes in the fair value of contingent consideration.
Refer to Note 8, Fair Value Measurements, and Note 2, Business Combinations, for further discussion of our contingent purchase price liabilities and acquisitions.
Interest Rate Derivative Instruments - We maintain interest rate swaps that are designated as cash flow hedges to manage the market risk from changes in interest rates on our floating-rate debt under our $2,000.0 million unsecured 2024 Credit Facilities, by and among CBIZ Operations, Inc., CBIZ, Inc. and Bank of America, N.A., as administrative agent and bank, and other participating banks. The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determine how we reflect the change in fair value of the derivative instrument. A derivative qualifies for hedge accounting treatment if, at inception, it meets defined correlation and effectiveness criteria. These criteria require that the anticipated cash flows and/or changes in fair value of the hedging instrument substantially offset those of the position being hedged.
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
Accounting Standards Adopted in 2025
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Disclosures, which requires additional income tax disclosures on an annual basis, specifically related to the rate reconciliation and income taxes paid. The guidance in this ASU is effective for public companies with fiscal years beginning after December 15, 2024. The Company adopted the amendment on a prospective basis for the year ended December 31, 2025, while continuing to present the pre-ASU 2023-09 disclosures for prior periods, as disclosed in Note 9, Income Taxes.
Accounting Standards Issued But Not Yet Adopted
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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40): Targeted Improvement to the Accounting for Internal-Use Software ("ASU 2025-06"). This ASU modernizes the recognition and disclosure framework for internal-use software by removing all references to software project development stages and providing new guidance on how to evaluate whether the probable-to-complete recognition threshold has been met. This ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. We plan to adopt the guidance for the fiscal year ending December 31, 2028. We are currently evaluating the effect of adopting this ASU on our consolidated financial statements.
In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements ("ASU 2025-09"). This ASU introduces five targeted improvements to better align hedge accounting with entities’ risk management activities. The update will be effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the effect of this update on our consolidated financial statements and related disclosures.
In December 2025, FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements ("ASU 2025-11"). This ASU clarifies the applicability of the interim reporting guidance, the types of interim reporting, and the form and content of interim financial statements in accordance with U.S GAAP. Per the FASB, the amendment does not intend to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements but rather provide clarity and improve navigability of the existing interim reporting requirements. The update will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. We are currently evaluating the effect of adopting this ASU on our consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements ("ASU 2025-12"). This ASU addresses suggestions received from stakeholders on the ASC and to make other incremental improvements to

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
GAAP. The amendments make the ASC easier to understand and apply. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company does not expect the adoption to have a material impact on its results of operations, financial position or disclosures.
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
At closing, the purchase price for the Transaction consisted of an aggregate of $1,063.0 million of cash consideration and $934.7 million of share consideration, which represents the fair value of 13.6 million shares of the Company's common stock. Pursuant to the terms of the Transaction, with respect to the 13.6 million shares of stock consideration, approximately 6.4 million shares, in aggregate, were delivered from January 2, 2025 to December 31, 2025 to the selling shareholders. The remaining 7.2 million shares will be delivered in 24 monthly installments starting on January 2, 2026.
Measurement Period Adjustments
The Company applied the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”) and recognized assets acquired and liabilities assumed at their fair value as of the date of acquisition, with the excess purchase consideration recorded to goodwill. As the Company finalized the estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments were recorded during the measurement period (a period not to exceed 12 months from the acquisition date).
The purchase price for the Transaction was initially allocated on a preliminary basis as of the acquisition date. During the year ended December 31, 2025, the Company reassessed its estimates and inputs as new information about facts and circumstances that existed as of the acquisition date became known. As a result, the Company recorded a $5.8 million net reduction in goodwill as a measurement period adjustment. The reduction to goodwill consists of a $21.0 million adjustment reflecting a reduction of the estimated settlement amounts associated with an acquired liability from $61.0 million to $40.0 million. The Company also recorded a $10.6 million increase to goodwill associated with accrued personnel costs, primarily as a result of recording an assumed liability associated with certain accrued personnel obligations previously unrecognized on the provisional opening balance sheet, and a $4.6 million increase to goodwill from a net decrease in assets acquired. The income statement impact, had those adjustments been made as of the acquisition date, was considered immaterial.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
The following table summarizes the revised allocation of purchase price, reflecting the fair value of assets acquired and liabilities assumed, including the identified measurement period adjustments, and the final purchase price allocation related to the Transaction (in thousands):

	On November 1, 2024
	Provisional	Adjustments	Final
Total consideration transferred	$1,997,781	$—	$1,997,781
Assets acquired:
Account receivable	170,139	(748)	169,391
Unbilled revenue	23,247	—	23,247
Other current assets	25,914	(1,483)	24,431
Property and equipment	31,292	(71)	31,221
Other intangible assets	490,000	—	490,000
Right-of- use asset	164,970	1,870	166,840
Deferred income taxes, net	3,427	106	3,533
Total identifiable assets acquired	908,989	(326)	908,663
Liabilities assumed:
Account payable	25,370	1,908	27,278
Accrued personnel costs	44,650	10,570	55,220
Other current liabilities	27,267	39,889	67,156
Contingent purchase price assumed (current and non-current)	24,232	715	24,947
Lease liabilities (current and non-current)	172,792	1,464	174,256
Other non-current liabilities	61,967	(60,672)	1,295
Total liabilities assumed	356,278	(6,126)	350,152
Net asset acquired	552,711	5,800	558,511
Goodwill	$1,445,070	$(5,800)	$1,439,270

Goodwill
Goodwill is calculated as the difference between the aggregated purchase price and the fair value of the net assets acquired. Goodwill represents the value of expected future earnings and cash flows, as well as the synergies created by the integration of the new businesses within our organization, including cross-selling opportunities expected with our Financial Services practice group and the Benefits and Insurance Services practice group, to help strengthen our existing service offerings and expand our market position, the enhanced expertise and experiences from the assembled workforce acquired, as well as operating efficiencies and cost savings. As of December 31, 2025, the amount of goodwill deductible for income tax purposes was approximately $899.8 million. The amount of goodwill deductible for tax purposes is expected to fluctuate as the share considerations are delivered to the sellers.
Total Goodwill recognized for book purposes from the Transaction is $1,439.3 million of which $1,427.7 million was allocated to the Financial Services practice group and $11.6 million was allocated to the Benefit and Insurance Services practice group.
Other Acquisitions
During the years ended December 31, 2025 and 2024, in addition to the Transaction discussed above, we also completed the following immaterial acquisitions:
•Effective November 1, 2025, we acquired all of the assets of Ian D. Gardenswartz & Associates, P.C. ("IDG"). IDG, based in Denver, Colorado, is a provider of a full range of accounting, tax, and financial advisory services to clients in a wide array of industries. Operating results for IDG are reported in the Financial Services practice group.

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

Total purchase price consideration for the acquisition of IDG was $3.1 million, of which $1.6 million was paid in cash and $1.4 million in contingent purchase considerations. The IDG acquisition added approximately $0.2 million incremental revenue in 2025.

Total purchase price consideration, as of the respective acquisition dates, for the acquisitions of EBK, CompuData, EIIA, and Hoover (together, the "2024 Acquisitions") was $42.2 million, of which $24.0 million was paid in cash, $2.4 million in our Common Stock, and $15.8 million in contingent purchase considerations. The 2024 Acquisitions added approximately $28.7 million in incremental revenue in 2024.

During the year ended December 31, 2025, the Company recorded a measurement period adjustment of $2.3 million associated with the EIIA acquisition. This adjustment resulted in the recognition of a contingent purchase price liability, with a corresponding increase to goodwill.
The following table summarizes the aggregated goodwill and intangible asset amounts resulting from the IDG acquisition and the other acquisitions for the twelve months ended December 31, 2025 and 2024, respectively (in thousands):

	Twelve Months Ended December 31,
	2025		2024
	Financial Services	Benefits & Insurance	Financial Services	Benefits & Insurance
Goodwill	$1,876	$—	$25,237	$2,345
Client list	886	—	10,514	2,644
Total	$2,762	$—	$35,751	$4,989
Acquired client lists generally have an expected life of 10 years. Client lists are valued using a discounted cash flow technique based on management estimates of future cash flows from such assets.

Other Disclosures
The following table summarizes the changes in contingent purchase price consideration for previous acquisitions and contingent payments made for previous business acquisitions during the year ended December 31, 2025 and 2024, respectively (in thousands):

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	2025	2024
Net expense	$2,588	$6,994
Cash settlement paid	$58,682	$56,594
Shares issued (number)	63	126

NOTE 3. REVENUE
The following tables disaggregate our revenue by source (in thousands):

	For the Year Ended December 31, 2025
	Financial Services	Benefits and Insurance Services	National Practices	Consolidated
Accounting, tax, advisory and consulting	$2,301,462	$—	$—	$2,301,462
Core Benefits and Insurance Services	—	391,766	—	391,766
Non-core Benefits and Insurance Services	—	17,867	—	17,867
Managed networking, hardware services	—	—	46,896	46,896
Total revenue	$2,301,462	$409,633	$46,896	$2,757,991

	For the Year Ended December 31, 2024
	Financial Services	Benefits and Insurance Services	National Practices	Consolidated
Accounting, tax, advisory and consulting	$1,362,539	$—	$—	$1,362,539
Core Benefits and Insurance Services	—	383,550	—	383,550
Non-core Benefits and Insurance Services	—	17,498	—	17,498
Managed networking, hardware services	—	—	41,526	41,526
National Practices consulting	—	—	8,359	8,359
Total revenue	$1,362,539	$401,048	$49,885	$1,813,472

	For the Year Ended December 31, 2023
	Financial Services	Benefits and Insurance Services	National Practices	Consolidated
Accounting, tax, advisory and consulting	$1,160,686	$—	$—	$1,160,686
Core Benefits and Insurance Services	—	365,848	—	365,848
Non-core Benefits and Insurance Services	—	16,757	—	16,757
Managed networking, hardware services	—	—	36,984	36,984
National Practices consulting	—	—	10,919	10,919
Total revenue	$1,160,686	$382,605	$47,903	$1,591,194
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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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
Revenue related to payroll processing consists of either (i) a fixed fee or (ii) a variable fee based on a price per employee or per check processed. Revenue is recognized as the payroll processing services are performed. Each month of service provides a distinct benefit to the customer, and although processing volumes and related variability may differ from month to month, the nature of the Company’s obligation to provide payroll processing services remains substantially the same.
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
NOTE 4. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net balances at December 31, 2025 and 2024 were as follows (in thousands):

	2025	2024
Trade accounts receivable	$469,209	$416,211
Unbilled revenue, at net realizable value	136,701	150,362
Total accounts receivable	605,910	566,573
Allowance for doubtful accounts	(49,915)	(31,715)
Accounts receivable, net	$555,995	$534,858
Changes in the allowance for doubtful accounts on accounts receivable are as follows (in thousands):

	2025	2024	2023
Balance at beginning of period	$(31,715)	$(25,598)	$(20,801)
Provision	(34,447)	(19,979)	(13,681)
Charge-offs, net of recoveries	16,247	13,862	8,884
Balance at end of period	$(49,915)	$(31,715)	$(25,598)
NOTE 5. PROPERTY AND EQUIPMENT, NET
Property and equipment, net at December 31, 2025 and 2024 consisted of the following (in thousands):

	2025	2024
Buildings and leasehold improvements	$82,579	$81,753
Furniture and fixtures	44,938	44,192
Capitalized software	32,536	32,906
Equipment	51,475	45,365
Total property and equipment	211,528	204,216
Accumulated depreciation	(130,286)	(116,053)
Property and equipment, net	$81,242	$88,163
Depreciation expense for property and equipment was $23.4 million, $15.3 million and $12.5 million in 2025, 2024 and 2023, respectively.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
A summary of changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	Financial Services	Benefits and Insurance Services	National Practices	Total Goodwill
Gross	$591,237	$324,057	$33,873	$949,167
Accumulated impairment	(44,047)	(7,733)	(32,207)	(83,987)
Net at December 31, 2023	$547,190	$316,324	$1,666	$865,180
Additions	1,458,747	13,905	—	1,472,652
Divestitures and other adjustments	(6,371)	—	—	(6,371)
Gross	2,043,613	337,962	33,873	2,415,448
Accumulated impairment	(44,047)	(7,733)	(32,207)	(83,987)
Net at December 31, 2024	$1,999,566	$330,229	$1,666	$2,331,461
Additions	1,876	—	—	1,876
Other adjustment(1)	(5,814)	2,276	—	(3,538)
Gross	2,039,675	340,238	33,873	2,413,786
Accumulated impairment	(44,047)	(7,733)	(32,207)	(83,987)
Net at December 31, 2025	$1,995,628	$332,505	$1,666	$2,329,799
(1)During the year ended December 31, 2025, we finalized the purchase price allocations related to the Transaction and EIIA acquisition, and recorded $3.5 million in net adjustments to goodwill. Refer to Note 2, Business Combinations, for further discussion.
As discussed in Note 1, Basis of Presentation and Significant Accounting Polices, during the fourth quarter of 2025, we completed certain organizational reporting changes which resulted in a realignment of the reporting units in both the Financial Services and Benefits and Insurance Services practice groups into new reporting units to align with the internal reporting structure and the services provided by the practice groups. As a result of the changes in reporting units, we performed a qualitative assessment immediately before the change in reporting units. We concluded that it was more likely than not the fair values of each of our reporting units immediately before the change exceeded their respective carrying values and, therefore, goodwill related to those reporting units was determined not to be impaired. The change in reporting units resulted in a triggering event. We performed a quantitative assessment immediately after the change in reporting units by comparing the fair value of the reporting unit to its carrying value. In measuring the estimated fair value of each reporting unit, we utilized a combination of an income approach and a market approach. Under the income approach, a discounted cash flow analysis is performed with assumptions and estimates of forecasted operating cash flows, including revenue growth rates, profitability margins, and discount rates, which all vary among reporting units. The market approach utilizes the guideline public company method and is based on revenue and earnings multiple data derived from publicly traded peer group companies. Based on the results of the quantitative assessment, we concluded that the estimated fair values of our reporting units immediately after the change exceeded their respective carrying values and, therefore, goodwill is not impaired. We re-allocated goodwill to each of the new reporting units based on its relative fair value as of the annual test date.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
The components of goodwill and other intangible assets, net at December 31, 2025 and 2024 were as follows (in thousands):

	2025	2024
Goodwill	$2,329,799	$2,331,461
Intangibles :
Client lists	821,450	820,564
Other intangibles	32,481	32,481
Total intangibles	853,931	853,045
Total goodwill and other intangibles assets	3,183,730	3,184,506
Accumulated amortization:
Client lists	(297,094)	(227,943)
Other intangibles	(16,846)	(11,093)
Total accumulated amortization	(313,940)	(239,036)
Goodwill and other intangible assets, net	$2,869,790	$2,945,470
Amortization expense for client lists and other intangible assets was $74.9 million, $32.7 million and $23.8 million in 2025, 2024 and 2023, respectively. The weighted-average useful lives of total intangible assets, client lists and other intangible assets were 8.3 years, 8.3 years and 6.3 years, respectively, as of December 31, 2025. Other intangible assets are amortized over periods ranging from 3 to 15 years. Based on the amount of intangible assets subject to amortization at December 31, 2025, the estimated amortization expense is $73.2 million for 2026, $71.2 million for 2027, $64.7 million for 2028, $64.1 million for 2029, $63.4 million for 2030, and $203.5 million thereafter.
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
Concentrations of Credit Risk - Financial instruments that may subject us to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with highly-rated financial institutions, limiting the amount of credit exposure with any one financial institution. Our client base consists of large number of geographically diverse customers dispersed throughout the United States; thus, concentration of credit risk with respect to accounts receivable is not significant.
Available-For-Sale Debt Securities - Available-for-sale debt securities consist primarily of corporate and municipal bonds. The net par values of these securities total $45.0 million and $41.3 million at December 31, 2025 and 2024, respectively. The bonds have maturity dates or callable dates ranging from January 2026 through July 2030, and are included in “Funds held for clients — current” in the accompanying Consolidated Balance Sheets based on our intent and ability to sell these investments at any time under favorable conditions.
At December 31, 2025 and December 31, 2024, unrealized losses on the securities were not material and have not been recognized as a credit loss because the bonds are investment grade quality and management is not required or does not intend to sell prior to an expected recovery in value. The bond issuers continue to make timely principal and interest payments.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
The following table summarizes our bond activity for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024
Fair value at January 1	$40,999	$39,459
Purchases	43,375	23,210
Redemptions	(5,096)	(500)
Maturities	(34,595)	(21,423)
Change in bond premium	11	(386)
Fair market value adjustment	310	639
Fair value at December 31	$45,004	$40,999
In addition to the available-for-sale securities discussed above, we also held other depository assets in the amount of $0.5 million and $0.2 million at December 31, 2025 and December 31, 2024, respectively. Those depository assets are classified as Level 1 in the fair value hierarchy.
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
We had no fair value hedging instruments at December 31, 2025 or 2024. Our interest rate swaps are designated as cash flow hedges. Accordingly, the interest rate swaps are recorded as either an asset or liability in the accompanying Consolidated Balance Sheets at fair value. The mark-to-market gains or losses on the swaps are deferred and included as a component of accumulated other comprehensive income (“AOCI”), net of tax, to the extent the hedge is determined to be effective, and reclassified to interest expense in the same period during which the hedged transaction affects earnings. The interest rate swaps are assessed for effectiveness and continued qualification for hedge accounting on a quarterly basis. For the years ended December 31, 2025 and 2024, the interest rate swaps were deemed to be effective. The interest rate of the swaps are set to one-month term SOFR to align the swaps to term SOFR in the 2024 Credit Facilities.
As of December 31, 2025, we have ten interest rate swaps outstanding. Under the terms of the interest rate swaps, we pay interest at a fixed rate of interest plus applicable margin as stated in the amended agreements, and receive interest that varies with the one-month term SOFR. The following table summarizes our outstanding interest rate swaps and their classification in the accompanying Consolidated Balance Sheets at December 31, 2025 and 2024 (in thousands). Refer to Note 8, Fair Value Measurements, for additional disclosures regarding fair value measurements.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	December 31, 2025
	Notional Amount	Fixed Rate	Expiration	Fair Value	Balance Sheet Location
Interest rate swap	$100,000	4.047%	7/14/2026	$(269)	Other current liability
Interest rate swap	$30,000	1.186%	12/14/2026	$628	Other current asset
Interest rate swap	$100,000	3.850%	7/14/2027	$(838)	Other non-current liability
Interest rate swap	$20,000	2.450%	8/14/2027	$263	Other non-current asset
Interest rate swap	$25,000	3.669%	4/14/2028	$(228)	Other non-current liability
Interest rate swap	$25,000	4.488%	10/14/2028	$(805)	Other non-current liability
Interest rate swap	$50,000	3.703%	3/14/2030	$(708)	Other non-current liability
Interest rate swap	$50,000	3.503%	4/14/2030	$(327)	Other non-current liability
Interest rate swap	$50,000	3.658%	7/14/2030	$(637)	Other non-current liability
Interest rate swap	$50,000	3.680%	7/15/2030	$(681)	Other non-current liability

	December 31, 2024
	Notional Amount	Fixed Rate	Expiration	Fair Value	Balance Sheet Location
Interest rate swap	$50,000	0.834%	4/14/2025	$495	Other current asset
Interest rate swap	$30,000	1.186%	12/14/2026	$1,604	Other non-current asset
Interest rate swap	$20,000	2.450%	8/14/2027	$776	Other non-current asset
Interest rate swap	$25,000	3.669%	4/14/2028	$243	Other non-current asset
Interest rate swap	$25,000	4.488%	10/14/2028	$(437)	Other non-current liability

During the next twelve months, the amount of the December 31, 2025, AOCI balance that will be reclassified to earnings is expected to be immaterial. The following table summarizes the effects of the interest rate swap on our accompanying Consolidated Statements of Comprehensive Income for the years ended December 31, 2025 and 2024 (in thousands):

	(Loss) Gain recognized in AOCI, net of tax		Gain reclassified from AOCI into expense
	Twelve Months Ended December 31,		Twelve Months Ended December 31,		Location
	2025	2024	2025	2024
Interest rate swaps	$(2,697)	$2,396	$2,687	$4,513	Interest expense
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
For the years ended December 31, 2025 and 2024, there were no transfers between the valuation hierarchy Levels 1, 2 and 3. The following table summarizes our assets and (liabilities) at December 31, 2025 and 2024 that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (in thousands):

	Level	December 31, 2025	December 31, 2024
Deferred compensation plan assets	1	186,870	167,170
Available-for-sale debt securities	1	45,004	40,999
Other depository assets	1	470	176
Deferred compensation plan liabilities	1	(186,870)	(167,170)
Interest rate swaps, net	2	(3,602)	2,681
Bank debt	2	(1,455,924)	(1,399,932)
Contingent purchase price liabilities	3	(40,248)	(96,967)
Contingent Purchase Price Liabilities - During the years ended December 31, 2025 and 2024, we recorded expense of $2.6 million and expense of $7.0 million, respectively, due to accretion, adjusting for expected results of acquired businesses and the revaluation of stock related to contingent payments. These changes are included in Other income (expense), net in the accompanying Consolidated Statements of Comprehensive Income. Refer to Note 2, Business Combinations, for further discussion of our acquisitions and contingent purchase price liabilities.
The following table summarizes the change in fair value of our contingent purchase price liabilities identified as Level 3 for the years ended December 31, 2025 and 2024 (pre-tax basis, in thousands):

Contingent Purchase Price Liabilities
Beginning balance — December 31, 2023	$(114,946)
Additions from business acquisitions	(40,034)
Settlement of contingent purchase price payable	65,007
Change in fair value of contingency	(4,710)
Change in net present value of contingency	(2,284)
Balance — December 31, 2024	$(96,967)
Additions from business acquisitions	(4,384)
Settlement of contingent purchase price payable	63,691
Change in fair value of contingency	146
Change in net present value of contingency	(2,734)
Balance — December 31, 2025	$(40,248)
Additions from business acquisitions for the year ended December 31, 2025 totaled $4.4 million which include recognizing a $2.3 million of contingent purchase price liability as a result of finalizing purchase price allocation of a prior year acquisition. Refer to Note 2, Business Combinations, for further discussion.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 9. INCOME TAXES
For financial reporting purposes, income before income taxes includes the following components (in thousands):

	2025	2024	2023
United States	$160,630	$57,521	$165,869
Foreign (Canada)	205	286	434
Total	$160,835	$57,807	$166,303
Income tax expense included in the accompanying Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023 was as follows (in thousands):

	2025	2024	2023
Current:
Federal	$27,683	$23,362	$29,835
Foreign	55	76	116
State and local	11,244	8,164	10,298
Total	38,982	31,602	40,249
Deferred:
Federal	7,582	(10,920)	3,978
State and local	(1,173)	(3,913)	1,108
Total	6,409	(14,833)	5,086
Total income tax expense	45,391	16,769	45,335
The provision for income taxes differed from the amount obtained by applying the statutory U.S. federal income tax rate to income before income taxes. The reconciliation from the statutory U.S. federal tax rate to our effective income tax rate, applying ASU 2023-09 prospectively, is as follows (in thousands, except percentages):

	2025
	Amount	%
Tax at U.S. federal statutory rate	$33,775	21.0%
State taxes (net of federal benefit)(1)	8,119	5.0%
Foreign tax effects:
Statutory rate difference between Canada and U.S.	12	—%
Change in valuation allowances	17	—%
Non-taxable or non-deductible items:
Meals and entertainment	1,928	1.2%
Other	1,389	0.9%
Reserves for uncertain tax positions	688	0.4%
Other adjustments	(537)	(0.3)%
Provision for income taxes	$45,391	28.2%
(1)State and local taxes in California, Massachusetts, New York, New York City and Pennsylvania made up the majority (greater than 50%) of the tax effect in this category.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
The reconciliation from the statutory U.S federal tax rate to our effective income tax rate, applying ASC 740 prior to the adoption of ASU 2023-09, is as follows (in thousands, except percentages):

	2024	2023
Tax at U.S. federal statutory rate	$12,139	$34,924
State taxes (net of federal benefit)	3,182	10,576
Reserves for uncertain tax positions	209	(241)
Share-based compensation	(3,907)	(5,820)
Meals and entertainment	1,193	1,168
Non-deductible officers' compensation	3,762	5,485
Other, net	191	(757)
Provision for income taxes	$16,769	$45,335
Effective income tax rate	29.0%	27.3%
Cash paid, net of refunds, consisted of the following (in thousands):

2025
Federal	$16,000
State and local	7,416
Foreign	161
Net cash paid for income taxes	$23,577
The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2025 and 2024, were as follows (in thousands):

	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$6,218	$2,912
Allowance for doubtful accounts	11,614	7,596
Employee benefits and compensation	53,517	45,122
Acquisition-related costs	4,176	9,110
Deferred revenue	436	4,446
Property and equipment	—	141
Lease liabilities	97,131	116,080
Other deferred tax assets	3,753	1,103
Total gross deferred tax assets	176,845	186,510
Less: valuation allowance	(3,475)	(2,941)
Total deferred tax assets, net	173,370	183,569
Deferred tax liabilities:
Goodwill and other intangibles	91,974	85,771
Right of Use assets	87,537	105,478
Property and equipment	417	—
Other deferred tax liabilities	583	3,200
Total gross deferred tax liabilities	180,511	194,449
Deferred income taxes, net	$(7,141)	$(10,880)
We have established valuation allowances for deferred tax assets related to certain employee benefits and compensation and state net operating loss ("NOL") carryforwards at December 31, 2025 and December 31, 2024.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
The net increase in the valuation allowance of $0.5 million for the year ended December 31, 2025, related primarily to changes in the valuation allowance for state NOLs.
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
We file U.S. federal, state and foreign income tax returns. In general, the examination of our material tax returns is complete for years ending prior to 2022. In the fourth quarter of 2024, the Internal Revenue Service selected our 2022 federal tax return for examination. We expect the audit will be completed in early 2026, and at this time do not anticipate any material adjustments.
With limited exceptions, our state and local income tax returns for years ending prior to January 1, 2021, and non-U.S. income tax returns for years ending prior to January 1, 2022, are no longer subject to tax authority examinations.
The availability of NOLs and state tax credits are reported as a component of deferred tax assets, net of applicable valuation allowances, in the accompanying Consolidated Balance Sheets. At December 31, 2025, we had state net operating loss carryforwards of $196.7 million and a state tax credit carryforward of $0.1 million. The state net operating loss carryforwards expire on various dates between 2026 and 2045 and the state tax credit carryforward expires in 2028.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2025	2024	2023
Balance at January 1	$2,038	$1,847	$2,111
Additions for tax positions of the current year	164	197	178
Additions for positions of prior years	857	168	103
Lapse of statutes of limitation	(699)	(174)	(545)
Balance at December 31	$2,360	$2,038	$1,847
Included in the balance of unrecognized tax benefits at December 31, 2025 are $2.0 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. We believe it is reasonably possible that certain of these unrecognized tax benefits could change in the next twelve months.
We recognize interest expense and penalties related to unrecognized tax benefits as a component of income tax expense. During 2025, we recorded an immaterial increase in accrued interest, and, as of December 31, 2025, we had recognized a liability for interest expense and penalties of $0.4 million and $0.2 million, respectively, relating to unrecognized tax benefits. During 2024, we recorded an immaterial increase in accrued interest, and, as of December 31, 2024, we had recognized a liability for interest expense and penalties of $0.3 million and $0.2 million, respectively, relating to unrecognized tax benefits.
NOTE 10. DEBT AND FINANCING ARRANGEMENTS
2024 Credit Facilities - On November 1, 2024, the Company entered into an Amended and Restated Credit Agreement, by and among CBIZ Operations, Inc., as the Borrower, the Company, the several banks, financial institutions, institutional lenders and other investors from time to time party thereto as the Lenders, and Bank of America, N.A., as Agent, as Issuing Bank and as Swing Line Bank (as amended by that certain First Amendment, dated as of March 7, 2025 and as further amended by that certain Second Amendment, dated as of April 29, 2025, the "2024 Credit Facilities") providing for $2,000.0 million in senior secured credit facilities, consisting of a $1,400.0 million term loan (the “Term Loan”) and $600.0 million revolving credit facility (the “Revolving Credit Facility”). The 2024 Credit Facilities amend and restate the 2022 credit facility entered into on May 4, 2022 (the "2022 Credit Facility"). The proceeds of the Term Loan were used to pay the cash consideration and make certain other

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
payments in connection with the closing of the Transaction and to repay outstanding amounts under the 2022 Credit Facility.
The 2024 Credit Facilities mature on November 1, 2029. The Term Loan provides for scheduled annual principal amortization payments of 5% in the first two years following closing, 7.5% annually in the third and fourth year following closing and 10% in the fifth year following closing, with the balance due at maturity.
The commitments under the 2024 Credit Facilities may be increased in the form of incremental term facilities and/or increased commitments under the Revolving Credit Facility in an aggregate principal amount of up to the sum of (a) the greater of (i) $465 million and (ii) 100% of EBITDA, plus (b) an unlimited amount, so long as Total Net Leverage Ratio (“TNLR”) is no more than the lesser of 3.50 to 1.00 and TNLR at the closing after giving pro forma effect to the Transaction.
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
In addition, the 2024 Credit Facilities include a financial covenant requiring that TNLR not exceed 5.00 to 1.00 initially, stepping down in increments to 3.75 to 1.00 during and after the seventh fiscal quarter after closing (with a limited ability to temporarily increase in connection with material acquisitions commencing in the sixth fiscal quarter after the closing). The 2024 Credit Facilities also require a minimum consolidated Interest Coverage Ratio of 3.00 to 1.00 and affirmative and negative covenants that are in each case generally similar to those contained in the 2022 Credit Facility, but with increases to certain baskets and caps and certain other exceptions. As of December 31, 2025, we are in compliance with all covenants.
In connection with our 2024 Credit Facilities, we incurred $0.9 million and $20.7 million of financing costs during the years ended December 31, 2025 and 2024, respectively. The financing costs are deferred and reported as a reduction of debt on the accompanying Consolidated Balance Sheets, are included as a component of cash flow from financing activities on the accompanying Consolidated Statements of Cash Flows, and are being amortized as interest expense over the term of the 2024 Credit Facilities.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
The balance outstanding under the 2024 Credit Facilities at December 31, 2025 and 2024 was as follows (in thousands):

	2025	2024
Short-term debt
Current portion, Term Loan	$70,000	$70,000
Current portion debt issuance costs, Term Loan	(3,628)	(3,823)
Total short-term debt	$66,372	$66,177

Long-term debt
Revolver Facility	$142,400	$20,900
Debt issuance costs, Revolver	(6,495)	(7,160)
Long-term portion, Term Loan	1,260,000	1,330,000
Long-term portion Debt Issuance Costs, Term Loan	(6,353)	(9,985)
Total long-term debt	$1,389,552	$1,333,755
The blended interest rates under the 2024 Credit Facilities and 2022 credit facility, including the impact of interest rate swaps associated with those credit facilities for the year ended December 31, 2025 and 2024, were as follows:

	2025	2024
Weighted average blended interest rate	6.56%	6.00%
Range of blended interest rates	3.54% - 6.84%	1.93% - 6.84%
We had approximately $415.5 million of available funds under the 2024 Credit Facilities at December 31, 2025, based on the terms of the commitment. Available funds under the 2024 Credit Facilities are based on a multiple of earnings before interest, taxes, depreciation and amortization as defined in the 2024 Credit Facilities, and are reduced by letters of credit, other indebtedness and outstanding borrowings under the 2024 Credit Facilities. Under the 2024 Credit Facilities, loans are charged an interest rate consisting of a base rate or term SOFR rate plus an applicable margin, letters of credit are charged based on the same applicable margin, and a commitment fee is charged on the unused portion of the 2024 Credit Facilities.
Other line of credit - We have an unsecured $20.0 million line of credit by and among CBIZ Benefits and Insurance, Inc., our wholly owned subsidiary, and the Huntington Bank. We utilize this line of credit to support our short-term funding requirements of payroll client fund obligations due to the investment of client funds, rather than liquidating client funds that have already been invested in available-for-sale securities. Refer to Note 7, Financial Instruments, for further discussion regarding these investments. The line of credit did not have a balance outstanding at December 31, 2025 and 2024. The line of credit was renewed in July 2025 and will now terminate on July 30, 2026.
Interest expense - Interest expense, including amortization of deferred financing costs, commitment fees, line of credit fees, and other applicable bank charges, was as follows (in thousands):

	2025	2024	2023
Credit facilities	$107,201	$34,376	$20,093
Other line of credit	—	—	1
Other	14	3	37
	$107,215	$34,379	$20,131

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME
The components of accumulated other comprehensive income at December 31, 2025 and 2024 were as follows (in thousands):

	2025	2024
Net unrealized gain (loss) of available-for-sale securities, net of income tax expense of $102 and income tax expense of $14, respectively	$174	$(48)
Net unrealized (loss) gain on interest rate swap, net of income tax benefit of $883 and income tax expense of $685, respectively	(2,639)	2,075
Foreign currency translation	(826)	(808)
Accumulated other comprehensive (loss) income	$(3,291)	$1,219
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
Indemnifications - We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by us under such indemnification clauses are generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2025, we were not aware of any obligations arising under indemnification agreements that would require material payments, and therefore have not recorded a liability.
Employment Agreements - We maintain severance and employment agreements with certain of our executive officers, whereby such officers may be entitled to payment in the event of termination of their employment. We also have arrangements with certain non-executive employees which may include severance and other employment provisions. We accrue for amounts payable under these contracts and arrangements as triggering events occur and obligations become known. During the years ended December 31, 2025, 2024, and 2023, payments under such contracts and arrangements were not material.
Letters of Credit and Guarantees - We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $3.2 million and $3.2 million at December 31, 2025 and 2024, respectively. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.1 million and $2.2 million at December 31, 2025 and 2024, respectively.
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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
employees of CBIZ’s clients, PII from unauthorized access. The lawsuit seeks various remedies, including actual, compensatory, and punitive damages, along with injunctive relief, costs, and attorneys’ fees.

On December 8, 2023, CBIZ was named as a defendant in a second putative class action lawsuit in the United States District Court for the District of Massachusetts by an individual making similar claims and seeking similar remedies as in the first lawsuit regarding the cyberattack CBIZ experienced on or about May 31, 2023. Both cases were transferred into a multidistrict litigation, styled as In Re: MOVEit Customer Data Security Breach Litigation, pending in the United States District Court for the District of Massachusetts (the “MDL”). To date, the MDL has over 300 cases against over 100 different defendants, all with claims arising out of the cyberbreach by hackers of Progress Software Corporation’s MOVEit Transfer software. The MDL has a bellwether structure, under which defendants in the MDL cases have been divided into bellwether and non-bellwether defendants. CBIZ is a non-bellwether defendant. The cases against the bellwether defendants are moving forward while the cases against the non-bellwether defendants, including CBIZ, are not. The bellwether cases are in early stages of discovery, which will be followed by class certification and dispositive-motion practice. Due to the early stage of litigation against the bellwether defendants and CBIZ’s status as a non-bellwether defendant, the Company is not able to determine or predict the ultimate outcome of these lawsuits nor reasonably provide an estimate or range of the possible outcome or losses, if any.
In June 2025, the Company settled litigation against a small group of former employees. As part of the settlement of that litigation, the Company received a settlement payment of $12.5 million, which was recorded as a pre-tax gain in "Other income, net" on the Condensed Consolidated Statements of Comprehensive Income for the year ended December 31, 2025.
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
NOTE 13. EMPLOYEE BENEFITS
Employee Savings Plan - We sponsor a qualified 401(k) defined contribution plan that covers substantially all of our employees. Participating employees may elect to contribute, on a tax-deferred basis, up to 80% of their pre-tax annual compensation (subject to a maximum permissible contribution under Section 401(k) of the Internal Revenue Code). Matching contributions by us are 50% of the first 6% of base compensation that the participant contributes, and additional amounts may be contributed at the discretion of the Board of Directors. Participants may elect to invest their contributions in various funds including: equity, fixed income, stable value, and balanced-lifecycle funds. Employer contributions (net of forfeitures) made to the plan during the years ended December 31, 2025, 2024, and 2023 were approximately $34.1 million, $22.9 million and $18.5 million, respectively.
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
We recorded income of $23.3 million, $21.1 million, and $19.5 million, for the year ended December 31, 2025, 2024, and 2023, respectively, related to these investments. These investments are specifically designated as available to us solely for the purpose of paying benefits under the non-qualified deferred compensation plan. However, the

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
investments in the rabbi trusts would be available to all unsecured general creditors in the event that we become insolvent.
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
The assets and liabilities related to the non-qualified deferred compensation plan at December 31, 2025 and 2024 were $186.9 million and $167.2 million, respectively.
NOTE 14. COMMON STOCK
Share Repurchase Program - Over the past twenty years, our Board of Directors has annually renewed the Company’s share repurchase program, which permits the Company to repurchase, in accordance with SEC rules, up to 5 million shares of our outstanding common stock (i) in the open market, (ii) in privately negotiated transactions, or (iii) under Rule 10b5-1 trading plans (the “Share Repurchase Program”). The Board of Directors authorized the Share Repurchase Program on February 11, 2026, permitting repurchases through March 31, 2027.
Common Stock Issued for the Transaction - Pursuant to the Agreement and Plan of Merger, dated as of July 30, 2024, by and among the Company, Marcum and the other parties thereto (the “Merger Agreement”) and as part of the total purchase price consideration, we issued shares of our common stock to the selling shareholders in the Transaction. Refer to Note 2, Business Combinations, for more detail.
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
The Share Repurchase Program does not obligate us to acquire any specific number of shares and may be suspended at any time. Repurchased shares are held in treasury and may be reserved for future use in connection with acquisitions, employee share plans and other general purposes. Under the 2024 Credit Facilities, described in Note 10, Debt and Financing Arrangements, share repurchases are unlimited when total leverage is less than 3.0x on a proforma basis including such share repurchases, so long as no default or event of default has occurred and is continuing, and no default or event of default would occur as a result of such share repurchases. When leverage is greater than 3.0x but less than the Adjusted Total Leverage Ratio (defined as the maximum leverage ration less 0.25x) on a proforma basis including share repurchases, the annual share repurchase is limited to the greater of $50.0 million and 10% of Pro Forma EBITDA.
In addition, share repurchases and other restricted payments may also be made provided that the aggregate amount of all restricted payments permitted under the 2024 Credit Facilities do not exceed the available amount, which is the sum of, among other customary grower components, (a) the greater of $145 million and 35% of EBITDA and (b) an amount, not less than zero in the aggregate, equal to 50% of net income for the period commencing with January 1, 2025 and ending on the then most recently ended fiscal quarter for which financial statements have been delivered to the agent, calculated on a pro forma basis. The foregoing is permitted only so long as no event of default has occurred and is continuing at the time of the consummation of any such share repurchase and other restricted payments and no event of default would occur after giving effect to such share repurchase and other restricted payments, and so long as the borrower, on a pro forma basis, would be in compliance with each of the total net leverage ratio covenant and the interest coverage ratio covenant.
Under the Share Repurchase Program, we repurchased 1.5 million shares of our common stock for a total cost of $109.1 million under the ROFR Agreement and 0.9 million shares of our common stock in the open market during the year ended December 31, 2025 for a total cost of $50.9 million. We repurchased no shares on the open market during the year ended December 31, 2024. Shares repurchased to settle statutory employee withholding related to vesting of stock awards were 0.1 million shares at a cost of $7.8 million during the year ended December 31, 2025 and 0.2 million shares at a cost of $11.5 million during the year ended December 31, 2024.

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
Stock Awards - We granted various stock-based awards through the year ended December 31, 2025 under the CBIZ, Inc. 2019 Stock Omnibus Incentive Plan (“2019 Plan”). On May 10, 2023, the stockholders of the Company approved an amendment to the 2019 Plan. The amendment added 1.5 million shares to the total number of shares that may be issued under the 2019 Plan. The 2019 Plan, which expires in 2029, permits the grant of various forms of stock-based awards. The terms and vesting schedules for the share-based awards vary by type and date of grant. Under the 2019 Plan, a maximum of 4.6 million stock options, restricted stock or other stock based compensation awards may be granted. Shares subject to award under the 2019 Plan may be either authorized but unissued shares of our common stock or treasury shares. At December 31, 2025, approximately 1.8 million shares were available for future grant under the 2019 Plan.
During the years ended December 31, 2025, 2024 and 2023, we recognized compensation expense (before income tax expense) for these awards as follows (in thousands):

	2025	2024	2023
Stock options	$—	$—	$768
Restricted stock units and awards	20,199	7,771	5,258
Performance share units	5,805	6,065	6,260
Total share-based compensation expense	$26,004	$13,836	$12,286
Stock Options - Certain employees and non-employee directors were granted stock options. During the year ended December 31, 2025, there were no stock options granted or exercised. As of December 31, 2025, we have 150 thousand stock options outstanding with a weighted average exercise price per share of $35.22.
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
Restricted stock units and awards activity during the year ended December 31, 2025 was as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant-Date Fair Value (1)
Non-vested at December 31, 2024	899	$67.01
Granted	135	$79.88
Vested	103	$52.83
Forfeited	20	$74.27
Non-vested at December 31, 2025	911	$70.36

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(1)Represents weighted average market value of the shares as the awards are granted at no cost to the recipients.
•At December 31, 2025, we had unrecognized compensation cost for restricted stock units and awards of $42.7 million to be recognized over a weighted average period of approximately 2.38 years.
•The total fair value of shares vested during the years ended December 31, 2025, 2024, and 2023 was approximately $5.4 million, $5.1 million and $5.1 million, respectively.
•The market value of shares awarded during the years ended December 31, 2025, 2024, and 2023 was $10.8 million, $56.2 million and $5.3 million, respectively. This market value was recorded as unearned compensation and is recognized as expense ratably over the periods which the restrictions lapse.
•Awards outstanding at December 31, 2025 will be released from restrictions at dates ranging from February, 2026 through November, 2028.
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
The following table presents our PSUs award activity during the twelve months ended December 31, 2025 (in thousands, except per share data):

	Performance Share Units	Weighted Average Grant-Date Fair Value Per Unit (1)
Outstanding at December 31, 2024	285	$48.18
Granted	80	$84.67
Vested	124	$38.12
Adjustments for performance results (2)	12	$50.79
Outstanding at December 31, 2025	253	$64.83
(1)Represents weighted average market value of the shares; awards are granted at no cost to the recipients.
(2)Represents the change in the number of performance awards earned based on performance achievement for the performance period.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 16. EARNINGS PER SHARE
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the years ended December 31, 2025, 2024, and 2023 (in thousands, except per share data):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income	$115,444	$41,038	$120,968
Denominator:
Basic
Weighted average common shares outstanding(1)	62,909	52,375	49,989
Diluted
Stock options	71	78	172
Restricted stock awards (2)	150	78	98
Contingent shares (3)	—	3	21
Performance share units (4)	110	127	277
Diluted weighted average common shares outstanding	63,240	52,661	50,557
Earnings Per Share:
Basic earnings per share	$1.84	$0.78	$2.42
Diluted earnings per share	$1.83	$0.78	$2.39
(1)A total of 13.6 million shares that were issued as consideration in connection with the Transaction are included for the year ended December 31, 2025. Refer to Note 2, Business Combinations for more detail.
(2)For the years ended December 31, 2025, 2024 and 2023, a total of 72 thousand, 173 thousand and 58 thousand stock based awards, respectively, were excluded from the calculation of diluted earnings per share as their exercise prices would render them anti-dilutive.
(3)Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by us once future conditions have been met. For further details, refer to Note 2, Business Combinations.
(4)The denominator used in calculating diluted earnings per share did not include 0.1 million, 0.2 million and 0.2 million performance share units for the twelve months ended December 31, 2025, 2024 and 2023, respectively. The performance conditions associated with these performance share units were not met and consequently none of these performance share units were considered as issuable for the years ended December 31, 2025, 2024 and 2023.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 17. LEASES
We determine if a contract is a lease at inception. We have leases for office space and facilities, automobiles and certain information technology equipment. All of our leases are classified as operating leases and the majority of which are for office space and facilities.
Supplemental balance sheet information related to the Company’s operating leases as of December 31, 2025 and 2024 was as follows (in thousands):

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term	7.1 years	7.5 years
Weighted-average discount rate	5.94%	5.91%
The components of lease cost and other lease information as of and during the year ended December 31, 2025 and 2024 are as follows (in thousands):

	December 31, 2025	December 31, 2024
Operating lease cost	$90,318	$51,783
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows for operating leases	$93,414	$52,483
Our leases have remaining lease terms ranging from less than 1 year to approximately 20 years. These leases generally contain renewal options for periods ranging from two to five years. Because the Company is not reasonably certain to exercise these renewal options, the options are not included in the lease term, and associated potential option payments are excluded from lease payments.
Maturities of operating lease liabilities and minimum cash commitments under the operating leases as of December 31, 2025 and December 31, 2024 were as follows (in thousands):

December 31, 2025
2026	$83,384
2027	77,355
2028	61,564
2029	53,550
2030	45,198
Thereafter	138,506
Total undiscounted lease payments	459,557
Less: imputed interest	(86,978)
Total lease liabilities	$372,579

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

December 31, 2024
2025	$84,270
2026	83,995
2027	80,062
2028	63,907
2029	55,120
Thereafter	178,389
Total undiscounted lease payments	545,743
Less: imputed interest	(112,608)
Total lease liabilities	$433,135
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
A number of the businesses acquired by us are located in properties owned indirectly by and leased from persons employed by us, none of whom are members of our senior management. In the aggregate, we paid approximately $4.8 million, $1.6 million and $1.2 million during the years ended December 31, 2025, 2024, and 2023, respectively, under such leases.
During the year ended December 31, 2025, the Company paid approximately $1.2 million in service fees in the aggregate to two entities in which an immediate family member of our Board of Directors has an ownership interest.
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
We operate in the United States and Canada and revenue generated from such operations during the years ended December 31, 2025, 2024 and 2023 was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$2,756,176	$1,811,113	$1,589,478
Canada	1,815	2,359	1,716
Total revenue	$2,757,991	$1,813,472	$1,591,194
There is no one customer that represents a significant portion of our revenue.
The practice groups respective revenue and pre-tax income, significant segment expenses, and a reconciliation of segment profit or loss measure to the consolidated income before income tax expense for the years ended December 31, 2025, 2024 and 2023 are presented below (in thousands).

	For the Year Ended December 31, 2025
	Financial Services	Benefits and Insurance Services	National Practices	Total
Revenue from external customers	$2,301,462	$409,633	$46,896	$2,757,991

Significant expenses:
Personnel costs	1,551,063	258,849	41,528	1,851,440
Facility costs	95,231	13,227	8	108,466
Other costs, gains, and losses, net (1)	320,554	61,484	(628)	381,410
Total segment expense	1,966,848	333,560	40,908	2,341,316
Segment income before income tax expenses	334,614	76,073	5,988	416,675

Corporate & other:
Unallocated corporate operating expenses				61,000
General & administrative expenses				121,383
Interest expense				107,215
Other income, net				(33,758)
Consolidated income before income tax expenses				$160,835

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	For the Year Ended December 31, 2024
	Financial Services	Benefits and Insurance Services	National Practices	Total
Revenue from external customers	$1,362,539	$401,048	$49,885	$1,813,472

Significant expenses:
Personnel costs	972,730	257,166	42,913	1,272,809
Facility costs	55,178	12,481	177	67,836
Other costs, gains, and losses, net (1)	185,091	58,476	(3,394)	240,173
Total segment expense	1,212,999	328,123	39,696	1,580,818
Segment income before income tax expenses	149,540	72,925	10,189	232,654

Corporate & other:
Unallocated corporate operating expenses				44,485
General & administrative expenses				108,753
Interest expense				34,374
Other income, net				(12,765)
Consolidated income before income tax expenses				$57,807

	For the Year Ended December 31, 2023
	Financial Services	Benefits and Insurance Services	National Practices	Total
Revenue from external customers	$1,160,686	$382,605	$47,903	$1,591,194

Significant expenses:
Personnel costs	793,791	242,340	40,949	1,077,080
Facility costs	44,444	12,196	250	56,890
Other costs, gains, and losses, net (1)	134,623	53,916	1,860	190,399
Total segment expense	972,858	308,452	43,059	1,324,369
Segment income before income tax expenses	187,828	74,153	4,844	266,825

Corporate & other:
Unallocated corporate operating expenses				39,344
General & administrative expenses				57,965
Interest expense				20,129
Other income, net				(16,916)
Consolidated income before income tax expenses				$166,303
(1) - Other costs, gains, and losses, net primarily consist of travel and entertainment costs, computer and technology related costs, depreciation and amortization expenses, and other discretionary costs.

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 20. SUBSEQUENT EVENTS

Finalization of Working Capital Adjustment Related to Transaction
On January 26, 2026, the Company finalized the working capital and related purchase price adjustment associated with the Transaction in accordance with the applicable provisions of the Merger Agreement. As a result, the Company received approximately $50.0 million in cash on January 26, 2026. In addition, the Company recorded a notes receivable of $10.7 million, of which $3.5 million was received on January 26, 2026, from Marcum and Marcum Partners SPV LLC, entities not owned by CBIZ, related to the remaining working capital payments.
Share Repurchase Program
On February 11, 2026, our Board of Directors authorized the continuation of the Share Repurchase Program, which has been renewed annually for the past twenty years. It is effective beginning March 31, 2026, to which the amount of shares to be purchased will be reset to 5.0 million, and expires one year from the respective effective date. The Share Repurchase Program allows the Company to purchase shares of its common stock (i) in the open market, (ii) in privately negotiated transactions, or (iii) under Rule 10b5-1 trading plans.
Privately negotiated transactions may include purchases from employees, officers and directors, in accordance with SEC rules. Privately negotiated transactions may also include purchases from former partners of Marcum pursuant to the Company’s right, but not obligation, to repurchase any shares issued to such former partners as consideration in the Transaction, in the event that the former partner intends to sell the shares in a market transaction in the four years following closing. Rule 10b5-1 trading plans allow for repurchases during periods when the Company would not normally be active in the trading market due to regulatory restrictions. The Share Repurchase Program does not obligate the Company to acquire any specific number of shares and may be suspended at any time. Any repurchases would only be made to the extent permitted under the Company’s current or any future credit facility.