Form 10-K/A
period 2025-12-31
CBIZ, Inc.
filed 2026-03-02
CIK 944148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________
FORM 10-K/A
(Amendment No. 1)
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
The number of outstanding shares of the registrant’s common stock was 55,073,267 as of February 20, 2026.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2026 Annual Meeting of Stockholders.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K is solely to correct the number of shares outstanding on the cover page of the registrant’s Annual Report on Form 10-K for the period ended December 31, 2025 (the “Original Filing”) filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2026. No other changes have been made to the Original Filing, whether to update the Original Filing to reflect events occurring subsequent to the filing of the Original Filing or otherwise. As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the Amendment contains new certifications by the registrant’s principal executive officer and principal financial officer, which are being filed as exhibits to the Amendment. Because the Amendment includes no financial statements, the registrant is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Page
PART IV
Item 15.	Exhibits and Financial Statement Schedules	3

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)2. Exhibits.
The following documents are filed as exhibits to this Annual Report pursuant to Item 601 of Regulation S-K. Since its incorporation, CBIZ has operated under various names including: Republic Environmental Systems, Inc.; International Alliance Services, Inc.; Century Business Services, Inc.; and CBIZ, Inc. Exhibits listed below refer to these names collectively as the "Company".

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

10.17	Sixth Amendment to Loan Agreement, dated August 1, 2024, by and among CBIZ Benefit and Insurance Services, Inc. and the Huntington National Bank (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-32961, on August 1, 2024, and incorporated herein by reference).
10.18	Seventh Amendment to Loan Agreement, dated July 31, 2025, by and among CBIZ Benefit and Insurance Services, Inc. and the Huntington National Bank (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, File No. 001-32961, on July 31, 2025, and incorporated herein by reference).
10.19 †	Form of CBIZ Restricted Share Unit Agreement (filed as Exhibit 10.16 to the Company's Annual Report Form 10-K for the year ended December 31, 2023, File No. 001-32961, dated February 23, 2024, and incorporated herein by reference).
10.20 †	Form of CBIZ Performance Share Agreement (filed as Exhibit 10.17 to the Company's Annual Report Form 10-K for the year ended December 31, 2023, File No. 001-32961, dated February 23, 2024, and incorporated herein by reference).
19.1	CBIZ, Inc. Insider Trading Policy (filed as Exhibit 19.1 to the Company's Annual Report on Form 10-K, File No. 001-32961, dated February 28, 2025, and incorporated herein by reference).

21.1*	List of Subsidiaries of CBIZ, Inc.
23.1*	Consent of KPMG LLP
24*	Powers of attorney (included on the signature page).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3***	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4***	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1 †	CBIZ, Inc. Compensation Recoupment Policy (filed as Exhibit 97.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023, File No. 001-32961, dated February 23, 2024, and incorporated herein by reference).
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments)*
______________________________________________________
*    Previously filed with the Annual Report on Form 10-K for the period ending December 31, 2025 filed with the SEC on February 26, 2026.
**    Previously furnished with the Annual Report on Form 10-K for the period ending December 31, 2025 filed with the SEC on February 26, 2026
***    Filed herewith.
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
March 2, 2026

6