Form 10-Q
period 2026-03-31
CBIZ, Inc.
filed 2026-04-30
CIK 944148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at April 27, 2026
Common Stock, $0.01 par value	53,648,732

CBIZ, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$28,718	$18,290
Restricted cash	40,622	38,234
Accounts receivable, net	769,442	555,995
Other current assets	77,639	79,693
Current assets before funds held for clients	916,421	692,212
Funds held for clients	152,862	207,037
Total current assets	1,069,283	899,249
Non-current assets:
Property and equipment, net	80,100	81,242
Goodwill and other intangible assets, net	2,856,166	2,869,790
Assets of deferred compensation plan	181,515	186,870
Right-of-use assets, net	408,593	334,048
Other non-current assets	34,303	38,329
Total non-current assets	3,560,677	3,510,279
Total assets	$4,629,960	$4,409,528
LIABILITIES
Current liabilities:
Accounts payable	$86,743	$90,934
Income taxes payable	60,596	11,008
Accrued personnel costs	120,240	197,534
Contingent purchase price liabilities	31,602	30,035
Lease liabilities	58,598	64,674
Short-term debt (1)	75,170	66,372
Other current liabilities	70,002	68,299
Current liabilities before client fund obligations	502,951	528,856
Client fund obligations	152,951	206,738
Total current liabilities	655,902	735,594
Non-current liabilities:
Long-term debt (1)	1,461,203	1,389,552
Income taxes payable	3,177	3,009
Deferred income taxes, net	29,577	7,141
Deferred compensation plan obligations	181,515	186,870
Contingent purchase price liabilities	4,375	10,213
Lease liabilities	395,356	307,905
Other non-current liabilities	4,679	7,177
Total non-current liabilities	2,079,882	1,911,867
Total liabilities	2,735,784	2,647,461
STOCKHOLDERS' EQUITY
Common stock	1,458	1,447
Additional paid in capital	1,831,208	1,830,866
Retained earnings	1,173,178	1,011,566
Treasury stock	(1,110,111)	(1,078,521)
Accumulated other comprehensive loss	(1,557)	(3,291)
Total stockholders’ equity	1,894,176	1,762,067
Total liabilities and stockholders’ equity	$4,629,960	$4,409,528
See the accompanying notes to the unaudited condensed consolidated financial statements
(1)See Note 5. Debt and Financing Arrangements for further discussion of the short-term and long-term debt.

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenue	$848,579	$838,014
Operating expenses	622,562	609,912
Gross margin	226,017	228,102
Corporate general and administrative expenses	29,568	28,070
Operating income	196,449	200,032
Other (expense) income:
Interest expense	(23,916)	(25,156)
Gain from acquisition related adjustments, net	57,955	—
Other expense, net	(4,016)	(1,966)
Total other income (expense), net	30,023	(27,122)
Income before income tax expense	226,472	172,910
Income tax expense	64,860	50,137
Net income	$161,612	$122,773
Earnings per share:
Basic	$2.63	$1.92
Diluted	$2.63	$1.91
Basic weighted average shares outstanding	61,424	63,843
Diluted weighted average shares outstanding	61,537	64,142
Comprehensive income:
Net income	$161,612	$122,773
Other comprehensive income (loss), net of tax	1,734	(1,235)
Comprehensive income	$163,346	$121,538

See the accompanying notes to the unaudited condensed consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
December 31, 2025	144,654	90,274	$1,447	$1,830,866	$1,011,566	$(1,078,521)	$(3,291)	$1,762,067
Net income	—	—	—	—	161,612	—	—	161,612
Other comprehensive income, net of tax	—	—	—	—	—	—	1,734	1,734
Share repurchases	—	1,079	—	—	—	(28,963)	—	(28,963)
Indirect repurchase of shares for minimum tax withholding	—	82	—	—	—	(2,627)	—	(2,627)
Restricted stock units and awards	86	—	1	(1)	—	—	—	—
Performance share units	102	—	1	(1)	—	—	—	—
Stock-based compensation	—	—	—	7,530	—	—	—	7,530
Business acquisitions	892	—	9	(7,186)	—	—	—	(7,177)
March 31, 2026	145,734	91,435	$1,458	$1,831,208	$1,173,178	$(1,110,111)	$(1,557)	$1,894,176

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2024	137,945	87,747	$1,380	$1,791,863	$896,122	$(910,601)	$1,219	$1,779,983
Net income	—	—	—	—	122,773	—	—	122,773
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,235)	(1,235)
Indirect repurchase of shares for minimum tax withholding	—	88	—	—	—	(7,726)	—	(7,726)
Restricted stock units and awards	78	—	1	(1)	—	—	—	—
Performance share units	124	—	1	(1)	—	—	—	—
Stock-based compensation	—	—	—	5,639	—	—	—	5,639
Business acquisitions	3,777	—	38	15,229	—	—	—	15,267
March 31, 2025	141,924	87,835	$1,420	$1,812,729	$1,018,895	$(918,327)	$(16)	$1,914,701

See the accompanying notes to the unaudited condensed consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$161,612	$122,773
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	23,750	24,791
Bad debt expense, net of recoveries	1,409	417
Adjustment to contingent purchase price liabilities	195	502
Stock-based compensation expense	7,530	5,639
Deferred income taxes	14,660	4,320
Amortization of deferred financing fees	1,349	1,298
Other, net	837	(289)
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(214,671)	(201,258)
Other assets	2,910	(8,990)
Accounts payable	(4,191)	11,985
Income taxes payable	49,791	45,626
Accrued personnel costs	(77,295)	(84,642)
Other liabilities	6,599	(10,438)
Net cash used in operating activities	(25,515)	(88,266)
Cash flows from investing activities:
Business acquisitions and purchases of client lists, net of cash acquired	(3,495)	—
Purchases of client fund investments	(4,100)	(8,300)
Proceeds from the sales and maturities of client fund investments	3,640	8,410
Proceeds from sales of divested operations	332	289
Change in funds held for clients	462	(91)
Additions to property and equipment	(3,000)	(5,177)
Other, net	3,242	(92)
Net cash used in investing activities	(2,919)	(4,961)
Cash flows from financing activities:
Proceeds from bank debt	250,700	485,600
Payment of bank debt	(171,600)	(358,100)
Payment for acquisition of treasury stock	(28,963)	—
Indirect repurchase of shares for minimum tax withholding	(2,627)	(7,555)
Changes in client funds obligations	(53,787)	(35,062)
Payment of contingent consideration for acquisitions and client lists	(6,301)	(29,520)
Net cash (used in) provided by financing activities	(12,578)	55,363
Net decrease in cash, cash equivalents and restricted cash	(41,012)	(37,864)
Cash, cash equivalents and restricted cash at beginning of year	$218,090	$187,170
Cash, cash equivalents and restricted cash at end of period	$177,078	$149,306

Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$28,718	$8,850
Restricted cash	40,622	40,777
Cash equivalents included in funds held for clients	107,738	99,679
Total cash, cash equivalents and restricted cash	$177,078	$149,306

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
GAAP – United States Generally Accepted Accounting Principles
SOFR – Secured Overnight Financing Rate
SEC – United States Securities and Exchange Commission
Transaction – On November 1, 2024, the Company completed the acquisition of Marcum LLP (“Marcum”), an accounting and advisory services firm headquartered in New York City with offices in major markets throughout the United States, to expand the breadth and depth of the Company’s professional services portfolio in the U.S. Pursuant to the Agreement and Plan of Merger dated July 30, 2024 (the “Merger Agreement”), a wholly owned subsidiary of the Company, merged with and into Marcum Advisory Group, a wholly owned subsidiary of Marcum ("MAG"), to which Marcum contributed substantially all of its non-attest business assets and liabilities, (the “Merger”), resulting in MAG surviving the Merger and becoming a wholly owned subsidiary of the Company. In a separate transaction, CBIZ CPAs P.C., with which the Company has an existing ASA, purchased from Marcum substantially all of Marcum’s attest business assets, subject to certain exclusions (the "Attest Purchase"). As noted in Note 1, Basis of Presentation and Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2025, the Company does not consolidate certain CPA firms with whom we maintain ASAs, including CBIZ CPAs P.C., therefore, the Merger solely is referred to herein as the “Transaction.”
Description of Business: CBIZ, Inc. is a leading professional services advisor to middle-market businesses nationwide. With industry knowledge and expertise in accounting, tax, advisory, benefits, insurance, and technology, CBIZ delivers actionable insights to help clients anticipate what is next and discover new ways to accelerate growth to clients throughout the United States and parts of Canada. Acting through its subsidiaries, it serves small and medium-sized businesses, as well as individuals, governmental entities, and not-for-profit enterprises.CBIZ manages and reports its operations along two practice groups: Financial Services Group and Benefits and Insurance Services Group. A further description of products and services offered by each of the practice groups is provided in Note 14, Segment Disclosures.
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
Unaudited Interim Financial Statements: The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2025.

In the opinion of CBIZ management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2026.
Use of Estimates: The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Changes in circumstances could cause actual results to differ materially from these estimates.
Changes in Accounting Policies: We have consistently applied the accounting policies for the periods presented as described in Note 1, Basis of Presentation and Significant Accounting Policies, to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Accounting Standard Adopted in 2026 - In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). This standard introduces a practical expedient for all entities when estimating expected credit losses on current accounts receivable and contract assets arising from transactions under ASC Topic 606. Under the practical expedient, entities may assume that conditions at the balance sheet date remain unchanged over the life of the asset, reducing the need to prepare complex macroeconomic forecasts for short-term balances. ASU 2025-05 is effective for public companies with annual periods beginning after December 15, 2025, and interim periods within such fiscal years, with prospective application required. We adopted ASU 2025-05 in 2026 and the adoption had no material impact on our unaudited consolidated financial statements.
NOTE 3. BUSINESS COMBINATIONS
Stock Consideration Transferred
Pursuant to the terms of the Transaction, with respect to the 13.6 million shares of stock consideration, approximately 7.3 million shares, in aggregate, were delivered from January 2, 2025 to March 31, 2026 to the selling shareholders. The remaining 6.2 million shares will be delivered in 21 monthly installments starting on April 1, 2026.
Working Capital Adjustment Related to Transaction
During the three months ended March 31, 2026, the Company finalized the working capital and related purchase price adjustment associated with the Transaction in accordance with the applicable provisions of the Merger Agreement. As a result, the Company received $46.5 million in cash on January 26, 2026. In addition, the Company recorded a notes receivable of $10.7 million, of which $3.5 million was received on January 26, 2026, from Marcum and Marcum Partners SPV LLC, entities not owned by CBIZ, related to the remaining working capital payments. Total cash received from the finalization of working capital adjustment was $50.0 million during the three months ended March 31, 2026. The Company recorded a gain of $57.2 million related to this final working capital adjustment. Additionally, the Company recorded a gain of $0.8 million associated with other acquisition related adjustments. Both gains were reported as Gain from acquisition related adjustments, net in the accompanying condensed consolidated statements of operations.
In addition to the cash received from the final working capital adjustment, the Company received $3.1 million in cash from an indemnity escrow associated with the Transaction. Total cash received on January 26, 2026 was $53.1 million.

NOTE 4. ACCOUNTS RECEIVABLE, NET
Accounts receivable, less allowance for doubtful accounts, reflects the net realizable value of receivables and approximates fair value. Unbilled revenue is recorded at estimated net realizable value. Assessing the collectability of the receivables (billed and unbilled) requires management judgment based on a combination of factors, including but not limited to, an evaluation of our historical incurred loss experience, credit-worthiness of our clients, age of the trade receivable balance, current economic conditions that may affect a client’s ability to pay, and other pertinent factors that may impact the collectivity of the receivables. Receivables are charged-off against the allowance when the balance is deemed uncollectible.
Accounts receivable, net, at March 31, 2026 and December 31, 2025 was as follows (in thousands):

	March 31, 2026	December 31, 2025
Trade accounts receivable	$510,952	$469,209
Unbilled revenue, at net realizable value	308,584	136,701
Total accounts receivable	819,536	605,910
Allowance for doubtful accounts	(50,094)	(49,915)
Accounts receivable, net	$769,442	$555,995
Changes to the allowance for doubtful accounts for the three months ended March 31, 2026 and year ended December 31, 2025 were as follows (in thousands):

	March 31, 2026	December 31, 2025
Balance at beginning of period	$(49,915)	$(31,715)
Provision	(6,080)	(34,447)
Charge-offs, net of recoveries	5,901	16,247
Allowance for doubtful accounts	$(50,094)	$(49,915)
NOTE 5. DEBT AND FINANCING ARRANGEMENTS
2024 Credit Facilities - Our primary financing arrangement is the 2024 Credit Facilities. The 2024 Credit Facilities is a $2.0 billion senior secured credit facilities, consisting of a $1.4 billion term loan (the “Term Loan”) and $600.0 million revolving credit facility (the “Revolving Credit Facility”).
The 2024 Credit Facilities matures on November 1, 2029. The Term Loan provides for scheduled annual principal amortization payments of 5% in the first two years following closing, 7.5% annually in the third and fourth year following closing and 10% in the fifth year following closing, with the balance due at maturity.
The 2024 Credit Facilities contains certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens or other encumbrances, making certain payments, investments, or to sell or otherwise dispose of a substantial portion of assets, or to merge or consolidate with an unaffiliated entity. The 2024 Credit Facilities also limits our ability to make dividend payments. Historically, we have not paid cash dividends on our common stock. Our Board of Directors has discretion over the payment and level of dividends on our common stock, subject to the limitations of the 2024 Credit Facilities and applicable law. The 2024 Credit Facilities contains a provision that, in the event of a defined change in control, the 2024 Credit Facilities may be terminated.
In addition, the 2024 Credit Facilities includes a financial covenant requiring that Total Net Leverage Ratio not exceed 5.00 to 1.00 initially, stepping down in increments to 3.75 to 1.00 during and after the seventh fiscal quarter after the closing (with a limited ability to temporarily increase in connection with material acquisitions commencing in the sixth fiscal quarter after the closing). The 2024 Credit Facilities also requires a Minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 and affirmative and negative covenants that are in each case generally similar to those contained in our previous amended and restated 2022 credit facility, but with increases to certain baskets and caps and certain other exceptions. As of March 31, 2026, we were in compliance with all covenants under the 2024 Credit Facilities.

The balance outstanding under the 2024 Credit Facilities at March 31, 2026 and December 31, 2025 was as follows (in thousands):

	March 31, 2026	December 31, 2025
Short-term debt
Current portion, Term Loan	$78,750	$70,000
Current portion debt issuance costs, Term Loan	(3,580)	(3,628)
Total short-term debt	$75,170	$66,372

Long-term debt
Revolver Facility	$239,000	$142,400
Debt issuance costs, Revolver	(6,071)	(6,495)
Long-term portion, Term Loan	1,233,750	1,260,000
Long-term portion Debt Issuance Costs, Term Loan	(5,476)	(6,353)
Total long-term debt	$1,461,203	$1,389,552
The blended effective interest rates under the 2024 Credit Facilities, including the impact of interest rate swaps associated with those credit facilities, for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Weighted average rates	6.11%	6.57%
Range of effective rates	3.54% - 6.84%	3.18% - 8.75%
We had approximately $333.4 million of available funds under the 2024 Credit Facilities at March 31, 2026, based on the terms of the commitment. Available funds under the 2024 Credit Facilities are based on a multiple of earnings before interest, taxes, depreciation and amortization as defined in the 2024 Credit Facilities, and are reduced by letters of credit, other indebtedness and outstanding borrowings under the 2024 Credit Facilities. Under the 2024 Credit Facilities, loans are charged an interest rate consisting of a base rate or term SOFR rate plus an applicable margin, letters of credit are charged based on the same applicable margin, and a commitment fee is charged on the unused portion of the 2024 Credit Facilities.
Refer to Note 10, Debt and Financing Arrangements, to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion on the 2024 Credit Facilities.
Other Line of Credit - We have an unsecured $20.0 million line of credit by and among CBIZ Benefits and Insurance, Inc. and Huntington National Bank ("line of credit"). We utilize this line of credit to support our short-term funding requirements of payroll client fund obligations due to the investment of client funds, rather than liquidating client funds that have already been invested in available-for-sale securities. The line of credit did not have a balance outstanding at March 31, 2026 or December 31, 2025. The line of credit was renewed in July 2025 and will now terminate on July 30, 2026.
Interest Expense - Interest expense, including amortization of deferred financing costs, commitment fees, line of credit fees, and other applicable bank charges, for the three months ended March 31, 2026 and 2025 was $23.9 million and $25.2 million, respectively.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Guarantees - We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $3.2 million and $3.2 million at March 31, 2026 and December 31, 2025, respectively. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.2 million and $2.1 million at March 31, 2026 and December 31, 2025, respectively.

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
Both cases were transferred into a multidistrict litigation, styled as In Re: MOVEit Customer Data Security Breach Litigation, pending in the United States District Court for the District of Massachusetts (the “MDL”). To date, the MDL has over 300 cases against over 100 different defendants, all with claims arising out of the cyber breach by hackers of Progress Software Corporation’s MOVEit Transfer software. The MDL has a bellwether structure, under which defendants in the MDL cases have been divided into bellwether and non-bellwether defendants. CBIZ is a non-bellwether defendant. The cases against the bellwether defendants are moving forward while the cases against the non-bellwether defendants, including CBIZ, are not. The bellwether cases are in early stages of discovery, which will be followed by class certification and dispositive-motion practice. Due to the early stage of litigation against the bellwether defendants and CBIZ’s status as a non-bellwether defendant, the Company is not able to determine or predict the ultimate outcome of these lawsuits nor reasonably provide an estimate or range of the possible outcome or losses, if any.
In June of 2025, the Company settled litigation against a small group of former employees. As part of the settlement of that litigation, the Company received a settlement payment of $12.5 million, which was recorded as a pre-tax gain in “Other income, net” on the Condensed Consolidated Statements of Comprehensive Income for the year ended December 31, 2025.
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
Refer to Note 12, Commitments and Contingencies, to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion on the Company's commitments and contingencies.
NOTE 7. FINANCIAL INSTRUMENTS
Available-For-Sale Debt Securities - In connection with certain services provided by our payroll operations, we collect funds from our clients’ accounts in advance of paying client obligations. These funds held for clients are segregated and invested in accordance with our investment policy, which requires all investments carry an investment grade rating at the time of initial investment. These investments, primarily consisting of corporate and municipal bonds, are classified as available-for-sale and are included in the “Funds held for clients” line item on the accompanying unaudited Condensed Consolidated Balance Sheets. The par value of these investments totaled $45.5 million and $45.0 million at March 31, 2026 and December 31, 2025, respectively, and these investments have maturity or callable dates ranging from April 2026 through January 2031.
At March 31, 2026, unrealized losses on the securities were not material and have not been recognized as a credit loss because the bonds are investment grade quality and management is not required or does not intend to sell prior to an expected recovery in value. The bond issuers continue to make timely principal and interest payments.

The following table summarizes activities related to these investments for the three months ended March 31, 2026 and the year ended December 31, 2025 (in thousands):

	Three Months Ended March 31, 2026	Year Ended December 31, 2025
Fair value at beginning of period	$45,004	$40,999
Purchases	4,100	43,375
Redemptions	—	(5,096)
Maturities	(3,640)	(34,595)
Change in bond premium	(63)	11
Fair market value adjustment	(348)	310
Fair value at end of period	$45,053	$45,004
In addition to the available-for-sale debt securities discussed above, we also held other depository assets in the amount of $0.1 million and $0.5 million at March 31, 2026 and December 31, 2025, respectively. Those depository assets are classified as Level 1 in the fair value hierarchy.
Interest Rate Swaps - We utilize interest rate swaps to manage interest rate risk exposure associated with our floating-rate debt under the 2024 Credit Facilities, or the forecasted acquisition of such liability. We do not purchase or hold any derivative instruments for trading or speculative purposes. Refer to Note 7, Financial Instruments, to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion on our interest rate swaps.
The following table summarizes our outstanding interest rate swaps and their classification in the accompanying unaudited Condensed Consolidated Balance Sheets at March 31, 2026 and December 31, 2025 (amounts in thousands, except percentages):

	March 31, 2026
	Notional Amount	Fixed Rate	Expiration	Fair Value	Balance Sheet Location
Interest rate swap	$100,000	4.047%	7/14/2026	$(110)	Other current liability
Interest rate swap	$30,000	1.186%	12/14/2026	$523	Other current asset
Interest rate swap	$100,000	3.850%	7/14/2027	$(279)	Other non-current liability
Interest rate swap	$20,000	2.450%	8/14/2027	$316	Other non-current asset
Interest rate swap	$25,000	3.669%	4/14/2028	$(53)	Other non-current liability
Interest rate swap	$25,000	4.488%	10/14/2028	$(570)	Other non-current liability
Interest rate swap	$50,000	3.703%	3/14/2030	$(316)	Other non-current liability
Interest rate swap	$50,000	3.503%	4/14/2030	$46	Other non-current asset
Interest rate swap	$50,000	3.658%	7/14/2030	$(232)	Other non-current liability
Interest rate swap	$50,000	3.680%	7/15/2030	$(275)	Other non-current liability

	December 31, 2025
	Notional Amount	Fixed Rate	Expiration	Fair Value	Balance Sheet Location
Interest rate swap	$100,000	4.047%	7/14/2026	$(269)	Other current liability
Interest rate swap	$30,000	1.186%	12/14/2026	$628	Other current asset
Interest rate swap	$100,000	3.850%	7/14/2027	$(838)	Other non-current liability
Interest rate swap	$20,000	2.450%	8/14/2027	$263	Other non-current asset
Interest rate swap	$25,000	3.669%	4/14/2028	$(228)	Other non-current liability
Interest rate swap	$25,000	4.488%	10/14/2028	$(805)	Other non-current liability
Interest rate swap	$50,000	3.703%	3/14/2030	$(708)	Other non-current liability
Interest rate swap	$50,000	3.503%	4/14/2030	$(327)	Other non-current liability
Interest rate swap	$50,000	3.658%	7/14/2030	$(637)	Other non-current liability
Interest rate swap	$50,000	3.680%	7/15/2030	$(681)	Other non-current liability

Refer to Note 8, Fair Value Measurements, for additional disclosures regarding fair value measurements.
The following table summarizes the effects of the interest rate swaps on the accompanying Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025 (in thousands):

	Gain (Loss) Recognized in AOCI, net of tax		Gain Reclassified from AOCI into Expense
	Three Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025
Interest rate swaps	$2,056	$(717)	$89	$779

NOTE 8. FAIR VALUE MEASUREMENTS
The following table summarizes our assets and (liabilities) at March 31, 2026 and December 31, 2025, respectively, that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (in thousands):

	Level	March 31, 2026	December 31, 2025
Assets of deferred compensation plan	1	$181,515	$186,870
Available-for-sale debt securities	1	$45,053	$45,004
Other depository assets	1	$67	$470
Deferred compensation plan obligations	1	$(181,515)	$(186,870)
Interest rate swaps	2	$(950)	$(3,602)
Bank debt, net	2	$(1,536,373)	$(1,455,924)
Contingent purchase price liabilities	3	$(35,977)	$(40,248)
During the three months ended March 31, 2026 and 2025, there were no transfers between the valuation hierarchy Levels 1, 2 and 3.
The following table summarizes the change in Level 3 fair values of our contingent purchase price liabilities for the three months ended March 31, 2026 and 2025 (pre-tax basis, in thousands):

	2026	2025
Beginning balance – December 31	$(40,248)	$(96,967)
Additions from business acquisitions	(1,835)	(757)
Settlement of contingent purchase price liabilities	6,301	32,228
Change in fair value of contingencies	128	170
Change in net present value of contingencies	(323)	(637)
Ending balance – March 31	$(35,977)	$(65,963)
The following table summarizes the changes in contingent purchase price consideration for previous acquisitions and contingent payments made for previous business acquisitions in the three months ended March 31, 2026 and 2025, respectively (in thousands):

	Three Months Ended March 31,
	2026	2025
Net expense	$195	$467
Cash settlement paid	$6,301	$29,520
Shares issued (number)	—	33
Refer to Note 8, Fair Value Measurements, to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion on the fair value measurements and classification of our financial assets and liabilities.

NOTE 9. OTHER COMPREHENSIVE INCOME
The following table is a summary of other comprehensive income (loss) and discloses the tax impact of each component of other comprehensive income (loss) for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net unrealized (loss) gain on available-for-sale securities, net of taxes(1)	$(249)	$72
Net unrealized gain (loss) on interest rate swaps, net of taxes(2)	1,991	(1,301)
Foreign currency translation	(8)	(6)
Total other comprehensive income (loss), net of tax	$1,734	$(1,235)
(1)Net of income tax benefit of $99 and income tax expense of $29 for the three months ended March 31, 2026 and 2025, respectively.
(2)Net of income tax expense of $661 and income tax benefit of $434 for the three months ended March 31, 2026 and 2025, respectively.
NOTE 10. COMMON STOCK
Common Stock Issued for the Transaction - Pursuant to the Merger Agreement and as part of the total purchase price consideration, we issued shares of our common stock to the selling shareholders in the Transaction. Refer to Note 3, Business Combinations, for more detail.
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
Share Repurchase Program - Over the past twenty years, our Board of Directors has annually renewed the Company’s Share Repurchase Program. On February 11, 2025, the Board of Directors renewed and authorized the Share Repurchase Program, permitting repurchases through March 31, 2026, of up to 5 million shares of our outstanding common stock (i) in the open market, (ii) in privately negotiated transactions, or (iii) under Rule 10b5-1 trading plans. On February 11, 2026, our Board of Directors authorized the continuation of the Share Repurchase Program. It was effective beginning on February 11, 2026 from which the amount of shares of common stock available to be purchased by the Company was reset to 5 million shares, and the Share Repurchase Program expires on March 31, 2027.
Privately negotiated transactions may include repurchases from employees, officers and directors and repurchases from former partners of Marcum pursuant to the ROFR Agreement, as discussed above.
Refer to Note 14, Common Stock, to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2025 for more detail about the Share Repurchase Program.
We repurchased 0.1 million shares of our common stock for a total cost of $3.5 million under the ROFR Agreement and 1.0 million shares of our common stock in the open market for $25.5 million during the three months ended March 31, 2026. During the three months ended March 31, 2025, we made no share repurchases under the ROFR Agreement or from the open market. Additionally, to settle statutory employee withholdings related to vesting of stock awards, we repurchased 0.1 million shares of our common stock at a cost of $2.6 million during the three months ended March 31, 2026 and 0.1 million shares at a cost of $7.7 million during the three months ended March 31, 2025.
NOTE 11. EMPLOYEE STOCK PLANS
We granted various stock-based awards under the CBIZ, Inc. 2019 Stock Omnibus Incentive Plan, as amended (the “2019 Plan”). The 2019 Plan, which expires in 2029, permits a maximum of 4.6 million stock options, restricted stock or other stock-based compensation awards may be granted. The terms and vesting schedules for the stock-based awards vary by type and date of grant. Shares subject to award under the 2019 Plan may be either authorized but unissued shares of our common stock or treasury shares. Refer to Note 15, Employee Stock Plans to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion on the 2019 Plan and descriptions of the types of stock-based awards.
Compensation expense for stock-based awards recognized during the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Restricted stock units and awards	$6,370	$4,859
Performance share units	1,160	780
Total stock-based compensation expense	$7,530	$5,639
Stock Options and Restricted Stock Units and Awards – The Company did not grant any stock options, nor were any stock options exercised during the three months ended March 31, 2026. As of March 31, 2026, we have 150 thousand stock options outstanding with a weighted average exercise price per share of $35.22.
During the first quarter of 2026, the Company granted a total of 698 thousand Restricted Stock Units ("RSU") to certain employees, of which 324 thousand RSUs vest on the third anniversary of the grant date, 99 thousand RSUs vest on the second anniversary of the grant date, and 275 thousand RSUs vest evenly over three years.
The following table presents our restricted stock units and awards activity during the three months ended March 31, 2026 (in thousands, except per share unit data):

	Restricted Stock Units and Awards
	Number of Shares	Weighted Average Grant-Date Fair Value (1)
Outstanding at beginning of year	911	$70.36
Granted	698	$28.16
Exercised or released	(86)	$68.16
Expired or canceled	—	$—
Outstanding at March 31, 2026	1,523	$51.15
(1)Represents weighted average market value of the shares; awards are granted at no cost to the recipients.

Performance Share Units (“PSUs”) – PSUs are earned based on our financial performance over a contractual term of three years and the associated expense is recognized over that period based on the fair value of the award. A three-year cliff vesting schedule of the PSUs is dependent upon the Company’s performance measured against pre-established goals which are mainly based on a weighted combination of an earnings per share target and a total growth in revenue target or relative total shareholder return target. The fair value of PSUs is calculated using the market value of a share of our common stock on the date of grant. For performance achieved above specified levels, the recipient may earn additional shares of stock, not to exceed 200% of the number of PSUs initially granted, except for the PSUs granted in 2025 that shall not to exceed 300%.
The following table presents our PSUs activity during the three months ended March 31, 2026 (in thousands, except per share unit data):

	Performance Share Units	Weighted Average Grant-Date Fair Value Per Unit (1)
Outstanding at beginning of year	253	$64.83
Granted	256	$28.33
Vested	(102)	$48.40
Outstanding at March 31, 2026	407	$45.98
(1)Represents weighted average market value of the PSUs; PSUs are granted at no cost to the recipients.

NOTE 12. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2026 and 2025 (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income	$161,612	$122,773
Denominator:
Basic
Weighted average common shares outstanding	61,424	63,843
Diluted
Stock options (1)	19	84
Restricted stock units and awards (1)	58	215
Performance share units	—	—
Contingent shares (2)	36	—
Diluted weighted average common shares outstanding (3)	61,537	64,142
Basic earnings per share	$2.63	$1.92
Diluted earnings per share	$2.63	$1.91
(1)A total of 369 thousand and 44 thousand shares of stock-based awards were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2026 and 2025, respectively, as their effect would be anti-dilutive.
(2)Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by us once future conditions have been met.
(3)The denominator used in calculating diluted earnings per share did not include 407 thousand PSUs for the three months ended March 31, 2026. The denominator used in calculating diluted earnings per share did not include 239 thousand PSUs for the three months ended March 31, 2025. The performance conditions associated with these PSUs were not met and consequently none of these PSUs were considered as issuable for the three months ended March 31, 2026 and 2025.
NOTE 13. GOODWILL
During the first quarter of 2026, we completed certain organizational changes which resulted in a change to our presentation of reportable segments. The National Practice practice group, which consisted of a single reporting unit, is now included in the Financial Services practice group to align the internal management and reporting structure with the services provided by the practice groups. As of February 28, 2026, immediately after the organizational changes, there are a total of five reporting units, of which three are within the Financial Services practice group and two are within the Benefits and Insurances practice group.
As a result of the aforementioned changes in reporting units, we performed a qualitative assessment immediately before the change in reporting units as it relates to the two reporting units impacted by the change. We concluded that it was more likely than not that the fair values of these reporting units immediately before the change exceeded their respective carrying values and, therefore, goodwill related to those reporting units immediately before the change was determined to not be impaired.
The change in reporting units is considered a triggering event. We performed a quantitative assessment immediately after the change in reporting units by comparing the fair values of the reporting units to their respective carrying values. In measuring the estimated fair value of each reporting unit, we utilized a combination of an income approach and a market approach. Under the income approach, a discounted cash flow analysis is performed with estimates based on forecasted and projected operating cash flows, with significant assumptions related to revenue growth rates, profitability margins, and discount rates, which all vary among reporting units. The market approach utilizes the guideline public company method and is based on revenue and earnings multiple data derived from publicly traded peer group companies. Based on the results of the quantitative assessment, we concluded that the estimated fair values of our reporting units immediately after the change were in excess of their respective carrying values, and goodwill was not impaired.
We have experienced a decline in the Company's market capitalization. This decline, along with increases in discount rates used in the impairment analysis, reduced the excess of fair value over carrying value of our Financial Accounting Services reporting unit within the Financial Services practice group, which exceeded its carrying value by approximately 7.4%, and of our Property and Casualty reporting unit within our Benefits and Insurance Services practice group, which exceeded its carrying value by approximately 14.5%. As of March 31, 2026, the carrying value of Financial Accounting Services' goodwill was $1,679.9 million and the carrying value of Property and Casualty's goodwill was $78.8 million.
It is possible, depending upon a number of factors that are not determinable at this time or within our control, that the fair value of one or more of our reporting units could decrease in the future, which could result in an impairment to goodwill. Such factors include failure to achieve the anticipated benefits of the Transaction, significant negative industry or economic trends, disruptions to our business, adverse changes resulting from new governmental regulations, negative impact on client list due to loss of customers, impact on client list due to declining revenue of existing customers, or divestitures. Additionally, further declines in our market capitalization may result in the need for impairment assessments in the future, which could result in the recognition of an impairment charge. Further, any significant adverse change in our near or long-term projections or macroeconomic conditions could result in future impairment charges, which could be material.
A summary of changes in the carrying amount of goodwill by operating segment for the three months ended March 31, 2026 is as follows (in thousands):

	Financial Services	Benefits and Insurance Services	National Practice	Total
Gross Goodwill at December 31, 2025	$2,039,675	$340,238	$33,873	$2,413,786
Accumulated impairment	(44,047)	(7,733)	(32,207)	(83,987)
Goodwill, Net at December 31, 2025	1,995,628	332,505	1,666	2,329,799
Additions	3,010	—	—	3,010
Transfer - Gross goodwill(1)	33,873	—	(33,873)	—
Transfer - Accumulated impairment(1)	(32,207)	—	32,207	—
Gross Goodwill at March 31, 2026	2,076,558	340,238	—	2,416,796
Accumulated impairment	(76,254)	(7,733)	—	(83,987)
Goodwill, Net at March 31, 2026	$2,000,304	$332,505	$—	$2,332,809
(1)Reflects change in reporting units which is the transfer of the reporting unit previously included under the National Practice segment to the Financial Services segment during the three months ended March 31, 2026.
NOTE 14. SEGMENT DISCLOSURES
As discussed in Note 13. Goodwill, the National Practices reportable segment, which consisted of a single reporting unit, was combined with a reporting unit included in the Financial Services practice group to better align our current internal management information reviewed by Chief Operating Decision Maker and reporting structure with the services provided. As a result of these changes, we now operate with two reportable segments: Financial Services and Benefits and Insurances Services. Financial results of the Financial Service Practice Group for the three months ended March 31, 2025 were adjusted to reflect the change in reportable segments.
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

Accounting policies of the practice groups are the same as those described in Note 1, Basis of Presentation and Significant Accounting Policies, to the Annual Report on Form 10-K for the year ended December 31, 2025. Upon consolidation, intercompany accounts and transactions are eliminated, thus inter-segment revenue is not included in the measure of profit or loss for the practice groups. Performance of the practice groups is evaluated on income (loss) before income tax expense (benefit) excluding those costs listed above, which are reported in “Corporate and Other."
The practice groups respective revenue and pre-tax income, significant segment expenses, and a reconciliation of segment profit or loss measure to the consolidated income before income tax expense for the three months ended March 31, 2026 and 2025 is presented below. The segment profit or loss measure for the three months ended March 31, 2025 has been restated and reflects the current two reportable segments. We do not manage our assets on a segment basis, therefore segment assets are not presented below.
Segment information for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	Three Months Ended March 31, 2026
	Financial Services	Benefits and Insurance Services	Total
Revenue from external customers	$740,330	$108,249	$848,579

Significant expenses:
Personnel costs	407,772	64,687	472,459
Facility costs	28,462	3,224	31,686
Other costs, gains, and losses, net (1)	95,409	16,948	112,357
Total segment expense	531,643	84,859	616,502
Segment income before income tax expense	208,687	23,390	232,077

Corporate & other:
Unallocated corporate operating expenses			6,558
General & administrative expenses			29,568
Interest expense			23,916
Gain from acquisition related adjustment,net			(57,955)
Other expense, net			3,518
Consolidated income before income tax expense			$226,472

	Three Months Ended March 31, 2025
	Financial Services	Benefits and Insurance Services	Total
Revenue from external customers	$725,038	$112,976	$838,014

Significant expenses:
Personnel costs	421,457	66,665	488,122
Facility costs	23,712	3,208	26,920
Other costs, gains, and losses, net (1)	75,404	15,158	90,562
Total segment expense	520,573	85,031	605,604
Segment income before income tax expense	204,465	27,945	232,410

Corporate & other:
Unallocated corporate operating expenses			3,797
General & administrative expenses			28,070
Interest expense			25,156
Other expense, net			2,477
Consolidated income before income tax expense			$172,910

NOTE 15. SUBSEQUENT EVENTS
Subsequent to March 31, 2026 and through April 27, we repurchased approximately 27 thousand shares of our common stock under the ROFR Agreement at a total cost of approximately $0.8 million and we repurchased 0.9 million shares of our common stock at a total cost of approximately $27.0 million in the open market.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we," “us," “our," "CBIZ" or the "Company" shall mean CBIZ, Inc., and its operating subsidiaries.
The following discussion is intended to assist in the understanding of our financial position at March 31, 2026 and December 31, 2025, results of operations for the three months ended March 31, 2026 and 2025, and cash flows for the three months ended March 31, 2026 and 2025, and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2025. This discussion and analysis contains forward-looking statements and should be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025.
OVERVIEW
We provide professional business services, products and solutions that help our clients grow and succeed by better managing their finances and employees. These services are primarily provided to small and medium-sized businesses, as well as individuals, governmental entities, and not-for-profit enterprises throughout the United States and parts of Canada. As discussed in Note 13, Goodwill, the National Practices practice group, which consisted of a single reporting unit, is now included in the Financial Services practice group to align our internal management and reporting structure with the services provided. As a result of these changes, we now operate with two reportable segments: Financial Services and Benefits and Insurances Services. Financial results of the Financial Service Practice Group for the three months ended March 31, 2025 were adjusted to reflect the change in reportable segments.
Refer to the Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion of our business and strategies, as well as the external relationships and regulatory factors that currently impact our operations.
EXECUTIVE SUMMARY
Revenue for the three months ended March 31, 2026 increased by $10.6 million, or 1.3%, to $848.6 million from $838.0 million for the same period in 2025. Same-unit revenue increased by approximately $8.4 million, or 1.0%, as compared to the same period in 2025. Revenue from newly acquired operations contributed $2.1 million of incremental revenue for the three months ended March 31, 2026, as compared to the same period in 2025. A detailed discussion of revenue by practice group is included under "Operating Practice Groups."
For the three months ended March 31, 2026, net income was $161.6 million, or $2.63 per diluted share, compared to $122.8 million, or $1.91 per diluted share, for the same period in 2025. Refer to “Results of Operations" for a detailed discussion of the components of net income.
The uncertainty in the current economic and geopolitical environment may lead to softness in the demand for the nonrecurring project-based services we offer. We expect this softness in demand caused by the current economic and geopolitical environment could continue and may limit management's ability to accurately forecast demand for the remainder of 2026.
Strategic Use of Capital
Our primary business objective is funding organic growth acceleration and meeting working capital needs. This includes investments in client service delivery and emerging technology that support revenue growth and enhance operational excellence. Following the completion of the Transaction, our second priority is to pay down debt to be at a net leverage ratio of less than 2.5x over time. As a result of the Transaction and related 2024 Credit Facilities, we have $1,551.5 million of outstanding debt under the 2024 Credit Facilities as of March 31, 2026. In addition, we believe that repurchasing shares of our common stock can be an attractive use of capital and an efficient means to provide value to our stockholders. We will also remain focused on making strategic acquisitions that allow us to strengthen our presence in existing markets, expand into high growth industries, and broaden our services to our clients.
During the three months ended March 31, 2026, we repurchased 0.1 million shares of our common stock for a total cost of $3.5 million under the ROFR Agreement and 1.0 million shares of our common stock in the open market for $25.5 million pursuant to our Share Repurchase Program (defined below). Additionally, to settle statutory employee withholdings related to vesting of stock awards, we repurchased 0.1 million shares of our common stock at a cost of

$2.6 million during the three months ended March 31, 2026. During the three months ended March 31, 2025, we made no share repurchases under the ROFR Agreement or in the open market. To settle statutory employee withholdings related to vesting of stock awards, we repurchased 0.1 million shares at a cost of $7.7 million during the three months ended March 31, 2025. Refer to Note 10, Common Stock, to the accompanying unaudited condensed consolidated financial statements for further details.
On February 11, 2026, the CBIZ Board of Directors authorized the purchase of up to 5.0 million shares of our common stock under our share repurchase program (the “Share Repurchase Program”), which may be suspended or discontinued at any time and expires on March 31, 2027. The shares may be purchased in the open market, in privately negotiated transactions, and pursuant to Rule 10b5-1 trading plans. Privately negotiated transactions may include purchases from our employees, officers and directors, in accordance with the Securities and Exchange Commission ("SEC") rules. CBIZ management will determine the timing and amount of the purchases based on its evaluation of market conditions and other factors.
RESULTS OF OPERATIONS
Revenue
The following tables summarize total revenue for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	% of Total	2025(1)	% of Total	$ Change	% Change
	(Amounts in thousands, except percentages)
Financial Services	$740,330	87.2%	$725,038	86.5%	$15,292	2.1%
Benefits and Insurance Services	108,249	12.8%	112,976	13.5%	(4,727)	(4.2)%
Total CBIZ	$848,579	100.0%	$838,014	100.0%	$10,565	1.3%

(1)During the three months ended March 31, 2026, the National Practice practice group was combined with the Financial Service practice group to better align with internal management and reporting structure. As a result, the Financial Services revenue for the three months ended March 31, 2025 was adjusted to reflect this change.
Non-qualified Deferred Compensation Plan
We sponsor a Non-qualified Deferred Compensation Plan (the "deferred compensation plan"), under which a CBIZ employee’s compensation deferral is held in a rabbi trust and invested accordingly as directed by the employee.The activities related to the deferred compensation plan are recorded in "Corporate and Other" for segment reporting purposes. Gains and losses resulting from the adjustments to the fair value of the invested assets in the deferred compensation plan are recorded as an increase or decrease to the "Other income (expense), net", are directly offset by the same adjustments as an increase or decrease to compensation expense (recorded as "Operating expense" or "Corporate general and administrative expense") in the accompanying Unaudited Condensed Consolidated Statements of Comprehensive Income. The deferred compensation plan has no impact on “Income before income tax expense” or diluted earnings per share.
Refer to Note 13, Employee Benefits, to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion on the Non-qualified Deferred Compensation Plan.
Losses related to the deferred compensation plan assets for the three months ended March 31, 2026 and 2025 were recorded as follows (in thousands, except percentages):

	Three Months Ended March 31,
Income statement line items:	2026	2025
Operating expense	$(3,069)	$(2,432)
Corporate general & administrative expense	(319)	(119)
Other expense, net	3,388	2,551

Excluding the impact of the above-mentioned income and expenses related to the deferred compensation plan, the operating results for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026				2025
	(Amounts in thousands, except percentages)
	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue
Gross margin	$226,017	$(3,069)	$222,948	26.3%	$228,102	$(2,432)	$225,670	26.9%
Operating income	196,449	(3,388)	193,061	22.8%	200,032	(2,551)	197,481	23.6%
Other expense, net	(4,016)	3,388	(628)	(0.1)%	(1,966)	2,551	585	0.1%
Income before income tax expense	226,472	—	226,472	26.7%	172,910	—	172,910	20.6%
Operating Expenses
The following tables summarize total operating expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025(1)	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating expenses by segment:
Financial Services	530,770	$520,758	$10,012	1.9%
Benefits and Insurance Services	85,234	85,358	(124)	(0.1)%
Corporate and Other	6,558	3,796	2,762	72.8%
Total Operating expenses	$622,562	$609,912	$12,650	2.1%
Operating expenses % of revenue	73.4%	72.8%
Operating expenses excluding deferred compensation	$625,631	$612,344	$13,287	2.2%
Operating expenses excluding deferred compensation % of revenue	73.7%	73.1%
(1)During the three months ended March 31, 2026, the National Practice practice group was combined with the Financial Service practice group to better align with internal management and reporting structure. As a result, the Financial Services operating expenses for the three months ended March 31, 2025 was adjusted to reflect this change.
Three months ended March 31, 2026 compared to March 31, 2025. Total operating expenses for the three months ended March 31, 2026 increased by $12.7 million, or 2.1%, to $622.6 million as compared to $609.9 million in the same period in 2025. The deferred compensation plan decreased operating expenses by $3.1 million for the three months ended March 31, 2026 and by $2.4 million during the same period in 2025. Excluding the impact of deferred compensation, which was recorded in "Corporate and Other" for segment reporting purposes, operating expenses would have been $625.6 million and $612.3 million, or 73.7% and 73.1% of revenue, for the three months ended March 31, 2026 and 2025, respectively. In addition, operating expense for the three months ended March 31, 2026 and 2025, included approximately $20.7 million and $9.0 million, respectively, of integration costs associated with the Transaction.
The majority of our operating expenses relate to personnel costs, which include (i) salaries and benefits, (ii) commissions paid to producers, (iii) incentive compensation, and (iv) stock-based compensation. Excluding the impact of deferred compensation, which was recorded in "Corporate and Other" for segment reporting purposes, operating expenses increased by approximately $13.3 million during the three months ended March 31, 2026 as compared to the same period in 2025, driven by $4.6 million higher facility costs, $2.7 million higher technology costs, $2.5 million higher direct costs, $1.8 million higher personnel costs, $1.1 million higher travel and entertainment costs, and $0.6 million higher professional service costs.

Corporate General & Administrative (“G&A”) Expenses

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(Amounts in thousands, except percentages)
G&A expenses	$29,568	$28,070	$1,498	5.3%
G&A expenses % of revenue	3.5%	3.3%
G&A expenses excluding deferred compensation	$29,887	$28,189	$1,698	6.0%
G&A expenses excluding deferred compensation % of revenue	3.5%	3.4%

Three months ended March 31, 2026 compared to March 31, 2025. The deferred compensation plan decreased G&A expenses by $0.3 million for the three months ended March 31, 2026, and by $0.1 million during the same period in 2025. G&A expenses, excluding the impact of the deferred compensation plan, would have been $29.9 million, or 3.5% of revenue, for the three months ended March 31, 2026, compared to $28.2 million, or 3.4% of revenue, for the same period in 2025, an increase of $1.7 million. The increase in G&A expenses was primarily due to approximately $1.2 million higher technology costs, $0.4 million higher facility costs, and $0.1 million higher other discretionary spending to support business growth. The G&A expenses for the three months ended March 31, 2026 and 2025, included approximately $3.1 million and $6.7 million, respectively, of integration costs primarily associated with the Transaction.
Other Income (Expense), Net

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(Amounts in thousands, except percentages)
Interest expense	$(23,916)	$(25,156)	$1,240	(4.9)%
Gain from acquisition related adjustment, net	57,955	—	57,955	N/M
Other expense, net (1)	(4,016)	(1,966)	(2,050)	104.3%
Total other income (expense), net	$30,023	$(27,122)	$57,145	(210.7)%

(1)Other expense, net includes a net loss of $3.4 million during the three months ended March 31, 2026, compared to a net loss of $2.6 million for the same period in 2025, associated with the value of investments held in a rabbi trust related to the deferred compensation plan, which were recorded in "Corporate and Other" for segment reporting purposes. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan are offset by a corresponding increase or decrease to compensation expense, which is recorded as “Operating expenses” and “G&A expenses.” The deferred compensation plan has no impact on “Income before income tax expense” or diluted earnings per share. In addition, included in other expense, net for the three months ended March 31, 2026 and 2025, is expense of $0.2 million and $0.5 million, respectively, related to net changes in the fair value of contingent consideration related to prior acquisitions.
Interest Expense
Three months ended March 31, 2026 compared with March 31, 2025. During the three months ended March 31, 2026, our average debt balance and interest rate were $1,466.6 million and 6.11%, respectively, compared to $1,443.4 million and 6.57%, respectively, for the same period in 2025. The decrease in interest expense for the three months ended March 31, 2026 as compared to the same period in 2025 was $1.2 million. This was primarily driven by the lower interest rates.
Our indebtedness is further discussed in Note 5, Debt and Financing Arrangements, to the accompanying unaudited condensed consolidated financial statements.
Gain from acquisition related adjustment, net
Three months ended March 31, 2026 compared with March 31, 2025. During the three months ended March 31, 2026, our gain from acquisition related adjustment, net was $58.0 million compared to no gain for the same period in 2025. As stated in Note 3, Business Combinations, to the accompanying unaudited condensed consolidated financial statements, the Company recorded a $57.2 million working capital adjustment and related purchase price settlement, which was recognized as a gain within acquisition related adjustments in Total other income (expense), net in the consolidated statements of operations. Additionally, the Company also recorded another adjustment related to acquisitions of $0.8 million within gains from acquisition related adjustments.
Other Expense, Net
Three months ended March 31, 2026 compared with March 31, 2025. For the three months ended March 31, 2026, other expense, net includes a net loss of $3.4 million associated with the non-qualified deferred compensation plan. For the same period in 2025, other expense, net includes a net loss of $2.6 million associated with the non-qualified deferred compensation plan. Excluding the impact of the deferred compensation plan, the other expense, net for the three months ended March 31, 2026 would have been a loss of $0.6 million, as compared to a gain of $0.6 million during the same period in 2025. The change was primarily due to a $1.1 million higher loss on sale of assets and a $0.1 million increase of other miscellaneous expense.
Income Tax Expense

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(Amounts in thousands, except percentages)
Income tax expense	$64,860	$50,137	$14,723	29.4%
Effective tax rate	28.6%	29.0%

Three months ended March 31, 2026 compared with March 31, 2025. The effective tax rate for the three months ended March 31, 2026 was 28.6%, compared to an effective tax rate of 29.0% for the same period in 2025. The decrease in the effective tax rate is primarily due to a lower effective state tax rate in the current period compared to the same period in 2025 reduced by tax expense in the current period related to stock-based compensation. The increase in income tax expense of $14.7 million for the three months ended March 31, 2026, when compared to the same period in 2025, was primarily driven by the increase in pre-tax income in 2026.
Operating Practice Groups
During the three months ended March 31, 2026, the National Practice practice group was combined with the Financial Service practice group to better align with internal management and reporting structure. As a result of these changes, we now operate with two reportable segments: Financial Services and Benefits and Insurances Services. Financial results of the Financial Service Practice Group for the three months ended March 31, 2025 were adjusted to reflect the change in reportable segments. A description of these groups' operating results and factors affecting their businesses is provided below.
Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. Divested operations represent operations that did not meet the criteria for treatment as discontinued operations.

Financial Services

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue
Same-unit	$738,195	$725,038	$13,157	1.8%
Acquired businesses	2,135	—	2,135	N/M
Total revenue	$740,330	$725,038	$15,292	2.1%
Operating expenses	530,770	520,758	10,012	1.9%
Gross margin / Operating income	209,560	204,280	5,280	2.6%
Total other (expense) income, net	(873)	185	(1,058)	N/M
Income before income tax expense	$208,687	$204,465	$4,222	2.1%
Gross margin percent	28.3%	28.2%

Three months ended March 31, 2026 compared to March 31, 2025.
Revenue
The Financial Services practice group revenue for the three months ended March 31, 2026 grew by 2.1% to $740.3 million from $725.0 million during the same period in 2025. Same-unit revenue grew by $13.2 million, or 1.8%, primarily driven by those units that provide advisory services, which increased by approximately $7.3 million, the units that provide traditional accounting and tax-related services, which increased $5.2 million, the units that provide government healthcare compliance business consulting, which increased by approximately $0.5 million, and the units that provide technology services, which increased $0.2 million.
We provide a range of services to affiliated CPA firms under joint referral and administrative service agreements (“ASAs”). Fees earned under the ASAs are recorded as revenue in the accompanying Condensed Consolidated Statements of Comprehensive Income and were approximately $219.4 million and $234.3 million for the three months ended March 31, 2026 and 2025, respectively.
Operating Expenses
Operating expenses for the three months ended March 31, 2026 increased by $10.0 million, or 1.9%, as compared to the same period in 2025. Compared to the same period in 2025, facility costs, subscription costs, travel and entertainment costs, technology costs, direct costs, and other discretionary spending to support business growth increased by approximately $4.7 million, $1.9 million, $1.2 million, $1.1 million, $0.9 million, and $0.2 million, respectively. Operating expenses as a percentage of revenue decreased slightly to 71.7% for the three months ended March 31, 2026 from 71.8% of revenue for the same period in 2025.
Benefits and Insurance Services

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue	$108,249	$112,976	$(4,727)	(4.2)%
Operating expenses	85,234	85,358	(124)	(0.1)%
Gross margin / Operating income	23,015	27,618	(4,603)	(16.7)%
Total other income, net	375	327	48	14.7%
Income before income tax expense	$23,390	$27,945	$(4,555)	(16.3)%
Gross margin percent	21.3%	24.4%

Three months ended March 31, 2026 compared to March 31, 2025.
Revenue
The Benefits and Insurance Services practice group revenue decreased by $4.7 million, or 4.2%, to $108.2 million during the three months ended March 31, 2026 compared to $113.0 million for the same period in 2025. The decrease was primarily driven by a $1.4 million decrease from human capital related services, a $1.4 million decrease in life insurance services, a $1.3 million decrease in property and casualty services revenue, and a $0.9 million decrease in retirement benefit services lines revenue. These decreases were partially offset by a $0.3 million increase in Employee Benefit Services revenue.
Operating Expenses
Operating expenses for the three months ended March 31, 2026 decreased by $0.1 million, or 0.1%, when compared to the same period in 2025. The decrease was not material, and operating expenses within the Benefits and Insurance practice group remained generally consistent period over period. Operating expenses as a percentage of revenue increased to 78.7% for the quarter ended March 31, 2026 from 75.6% of revenue for the same period in 2025.
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

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating expenses	$6,558	$3,796	$2,762	72.8%
Corporate general and administrative expenses	29,568	28,070	1,498	5.3%
Operating loss	(36,126)	(31,866)	(4,260)	13.4%
Total other income (expense), net	30,521	(27,634)	58,155	N/M
Loss before income tax expense	$(5,605)	$(59,500)	$53,895	(90.6)%

Three months ended March 31, 2026 compared to March 31, 2025.
Total operating expenses increased by $2.8 million during the three months ended March 31, 2026, as compared to the same period in 2025. The non-qualified deferred compensation plan decreased operating expenses by $3.1 million for the three months ended March 31, 2026 and by $2.4 million during the same period in 2025. Excluding the impact of non-qualified deferred compensation plan, operating expenses increased by $3.4 million during the three months ended March 31, 2026, as compared to the same period in 2025. The increase was primarily driven by $1.4 million higher technology costs, $1.2 million higher professional service costs, $0.3 million higher depreciation costs, $0.3 million higher travel and entertainment costs, $0.1 million higher marketing costs, and $0.1 million higher facility costs.
Total corporate G&A expenses increased by $1.5 million, or 5.3%, during the three months ended March 31, 2026, as compared to the same period in 2025. The non-qualified deferred compensation plan decreased corporate G&A expenses by $0.3 million for the three months ended March 31, 2026 and by $0.1 million during the same period in 2025. Excluding the impact of the non-qualified deferred compensation plan, corporate G&A expense increased by approximately $1.7 million during the three months ended March 31, 2026, as compared to the same period in 2025. The increase in corporate G&A expenses was primarily due to approximately $1.2 million higher technology costs, $0.4 million higher facility costs, and $0.1 million higher other discretionary spending to support business growth. The corporate G&A expenses for the three months ended March 31, 2026 and 2025, included approximately $3.1 million and $6.7 million, respectively, of integration costs primarily associated with the Transaction.
Total other income (expense), net increased by $58.2 million during the three months ended March 31, 2026, as compared to the same period in 2025. For the three months ended March 31, 2026, total other income (expense), net included a net loss of $3.4 million associated with the non-qualified deferred compensation plan. For the same period in 2025, total other income (expense), net included a net loss of $2.6 million associated with the non-qualified deferred compensation plan. Excluding the impact of the non-qualified deferred compensation plan, total other income (expense), net increased by $59.0 million for the three months ended March 31, 2026 as compared to the same period in 2025. The increase was primarily due to a $57.2 million gain related to the final working capital settlement and other acquisition related adjustments of $0.8 million, as well as $1.0 million lower interest expense. See Note 3, Business Combinations, to the accompanying unaudited condensed consolidated financial statements in the three months ended March 31, 2026 for further detail.
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
We historically experience a use of cash to fund working capital requirements during the first quarter of each fiscal year. This is primarily due to the seasonal nature of the Financial Services practice group's accounting and tax services, as well as payment of accrued employees' incentives programs. Upon completion of the seasonal accounting and tax services period, cash provided by operations during the remaining three quarters of the fiscal year substantially exceeds the use of cash in the first quarter of the fiscal year.
Accounts receivable balances increase in response to the first three months' revenue generated by the Financial Services practice group. A significant amount of this revenue is billed and collected in subsequent quarters. Days sales outstanding (“DSO”) represent accounts receivable and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve months' daily revenue. We provide DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of our ability to collect on receivables in a timely manner. Trailing-twelve-month DSO, including the impact of acquisitions, was 99 days and 96 days at March 31, 2026 and 2025, respectively. DSO at December 31, 2025 was 71 days.
The following table presents selected cash flow information. For additional details, refer to the accompanying Condensed Consolidated Statements of Cash Flows.

	Three Months Ended March 31,
	2026	2025
	(Amounts in thousands)
Net cash used in operating activities	(25,515)	(88,266)
Net cash used in investing activities	(2,919)	(4,961)
Net cash (used in) provided by financing activities	(12,578)	55,363
Net decrease in cash, cash equivalents and restricted cash	$(41,012)	$(37,864)
Operating Activities - Cash used in operating activities was $25.5 million during the three months ended March 31, 2026, primarily consisted of working capital use of $236.9 million, which was offset by net income of $161.6 million and certain non-cash items, such as depreciation and amortization expense of $23.8 million, deferred income tax of $14.7 million, stock-based compensation expense of $7.5 million, bad debt expense of $1.4 million, amortization of deferred financing fees of $1.3 million, and other, net and an adjustment to contingent earnout liability of $1.0 million. Cash used in operating activities was $88.3 million during the three months ended March 31, 2025, primarily consisted of working capital use of $247.7 million, which was offset by net income of $122.8 million and certain non-cash items, such as depreciation and amortization expense of $24.8 million, deferred income tax of $4.3 million, stock-based compensation expense of $5.6 million, amortization of deferred financing fees of $1.3 million, and an adjustment to contingent earnout liability of $0.5 million. In addition, as discussed in Note 3, Business Combinations, we received $46.5 million cash as a result of the final working capital adjustment associated with the Transaction during the first quarter of 2026.
Investing Activities - Cash used in investing activities during the three months ended March 31, 2026 was $2.9 million and consisted primarily of $3.5 million used for a business acquisition, $3.0 million in capital expenditures and $0.5 million in net client fund investment activity, partially offset by $3.2 million of other investing activities primarily related to $3.5 million received related to the final working capital adjustment payments under certain notes receivable and $0.3 million from additional earnout proceeds received from previous sales of businesses. The net cash flow related to funds held for clients and other activities was immaterial. Cash used in investing activities during the three months ended March 31, 2025 was $5.0 million and consisted primarily of $5.2 million in capital expenditures, and $0.1 million in other investing activities primarily related to acquisition related working capital adjustment payments and notes receivable. The net cash flow related to funds held for clients and other activities was immaterial.
The balances in funds held for clients and client fund obligations can fluctuate with the timing of cash receipts and the related cash payments. The nature of these accounts is further described in Note 1, Basis of Presentation and Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Financing Activities - Cash used in financing activities during the three months ended March 31, 2026 was $12.6 million and consisted of $29.0 million of cash used in share repurchases, of which $3.5 million was used under the ROFR Agreement and $25.5 million were open market purchases. Additionally, $53.8 million was paid to reduce client fund obligations and $6.3 million was paid as contingent consideration payments related to prior acquisitions. The use of cash was partially offset by $79.1 million in net proceeds from borrowings under the 2024 Credit Facilities. Cash provided by financing activities during the three months ended March 31, 2025 was $55.4 million and primarily consisted of $127.5 million in net proceeds from borrowings under the 2024 Credit Facilities, partially offset by $7.6 million of cash used in share repurchases for tax withholding purposes, a $35.1 million net decrease in client fund obligations and $29.5 million in contingent consideration payments related to prior acquisitions.
CAPITAL RESOURCES
Credit Facilities - At March 31, 2026, we had $1,551.5 million outstanding under the 2024 Credit Facilities as well as $3.2 million of outstanding letters of credit. Available funds under the 2024 Credit Facilities, based on the terms of the commitment, were approximately $333.4 million at March 31, 2026. The weighted average interest rate under the 2024 Credit Facilities was 6.11% during the three months ended March 31, 2026, compared to 6.57% for the same period in 2025. The 2024 Credit Facilities allows for the allocation of funds for future strategic initiatives, including acquisitions and the repurchase of our common stock, subject to the terms and conditions of the 2024 Credit Facilities.
Debt Covenant Compliance - Under the 2024 Credit Facilities, we are required to meet certain financial covenants with respect to (i) total leverage ratio and (ii) minimum interest charge coverage ratio. We were in compliance with our financial covenants as of March 31, 2026. Our ability to service our debt and to fund future strategic initiatives will depend upon our ability to generate cash in the future. For further discussion regarding our 2024 Credit Facilities, refer to Note 5, Debt and Financing Arrangements, to the accompanying unaudited condensed consolidated financial statements.
Use of Capital - Our overall business objective continues to focus on funding organic growth acceleration and meeting working capital needs. This includes investments in client service delivery and emerging technology that supports revenue growth and improves operational excellence. Following the completion of the Transaction, our second priority is to pay down debt to have a net leverage ratio of less than 2.5x over time. As a result of the Transaction and related 2024 Credit Facilities, we have $1,551.5 million of outstanding debt as of March 31, 2026. In addition, we believe that repurchasing shares of our common stock can be prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our stockholders. We will also remain focused on making strategic acquisitions that allow us to strengthen our presence in existing markets, expand into high growth industries, and broaden our services to our clients.

During the three months ended March 31, 2026, we completed one acquisition. During the three months ended March 31, 2026, we repurchased 0.1 million shares of our common stock at a cost of $3.5 million under the ROFR Agreement and 1.0 million shares of our common stock in the open market for $25.5 million. Additionally, to settle statutory employee withholdings related to vesting of stock awards, we repurchased 0.1 million shares of our common stock at a cost of $2.6 million during the three months ended March 31, 2026. During the three months ended March 31, 2025, we made no share repurchases under the ROFR Agreement or in the open market. To settle statutory employee withholdings related to vesting of stock awards, we repurchased 0.1 million shares at a cost of $7.7 million during the three months ended March 31, 2025.
Cash Requirements - Cash requirements for the remainder of 2026 and beyond will include the repayment of outstanding debt and related interest, share repurchases through both our ROFR Agreement and open market purchases, funding seasonal working capital requirements, making contingent purchase price payments for previous acquisitions, income tax payments, and capital expenditures. We believe that cash provided by operations, as well as available funds under our 2024 Credit Facilities, will be sufficient to meet cash requirements for the remainder of 2026 and beyond.

OFF-BALANCE SHEET ARRANGEMENTS
We maintain administrative service agreements with independent CPA firms (as described more fully under Item 1. “Business – Financial Services” and in Note 1, Basis of Presentation and Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025), which qualify as variable interest entities. The accompanying unaudited condensed consolidated financial statements do not reflect the operations or accounts of variable interest entities as the impact is not material to the financial condition, results of operations, or cash flows of CBIZ.
We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $3.2 million and $3.2 million at March 31, 2026 and December 31, 2025, respectively. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.2 million and $2.1 million at March 31, 2026 and December 31, 2025, respectively.
We have various agreements under which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by us under such indemnification clauses is generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2026, we are not aware of any material obligations arising under indemnification agreements that would require payment.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The SEC defines critical accounting policies as those that are most important to the portrayal of a company’s financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
Our discussion and analysis of our results of operations, financial condition and liquidity is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements. As more information becomes known, these estimates and assumptions could change, which would have an impact on actual results that may differ materially from these estimates and judgments under different assumptions. We have not made any changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
As disclosed in Note 13, Goodwill, we performed a quantitative assessment of the goodwill associated with our reporting units. Based on the results of the quantitative assessment, we concluded that the estimated fair values of our reporting units immediately after the change in reporting units were in excess of their respective carrying values, and as such, goodwill is not impaired. We have experienced a decline in the Company's market capitalization. This decline, along with increases in discount rates used in the impairment analysis, reduced the excess of fair value over carrying value of our Financial Accounting Services reporting unit within the Financial Services practice group, which exceeded its carrying value by approximately 7.4%, and of our Property and Casualty reporting unit within our Benefits and Insurance Services practice group, which exceeded its carrying value by approximately 14.5%. As of March 31, 2026, the carrying value of Financial Accounting Services' goodwill was $1,679.9 million and the carrying value of Property and Casualty's goodwill was $78.8 million.
It is possible, depending upon a number of factors that are not determinable at this time or within our control, that the fair values of one or more of our reporting units could decrease in the future and result in an impairment to goodwill, including failure to achieve the anticipated benefits of the Transaction, significant negative industry or economic trends, disruptions to our business, adverse changes resulting from new governmental regulations, negative impact on client list due to loss of customers, impact on client list due to declining revenue of existing customers, or divestitures. Additionally, further declines in our market capitalization may trigger the need for future impairment tests where the conclusions may differ and could result in the recognition of an impairment charge. Further, any significant adverse change in our near or long-term projections or macroeconomic conditions could result in future impairment charges, which could be material.
NEW ACCOUNTING PRONOUNCEMENTS
Refer to Note 2, New Accounting Pronouncements, to the accompanying unaudited condensed consolidated financial statements for a discussion of recently issued accounting pronouncements.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, our financial position, business strategy, plans and objectives for future performance, are forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are commonly identified by the use of such terms and phrases as “will,” “could,” “can,” “may,” “strive,” “hope,” “intend,” “believe,” “estimate,” “continue,” “plan,” “expect,” “project,” “anticipate,” “outlook,” “foreseeable future,” “seek” and words or phrases of similar import in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated services, sales efforts, expenses, and financial results.
From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements that we make are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to: payments on accounts receivable may be slower than expected, or amounts due on receivables or notes may not be fully collectible; our business could be adversely affected if the non-attest business assets we acquired, or the attest assets CBIZ CPAs acquired, from Marcum do not perform to our expectations or we underestimate the liabilities we have assumed; we are dependent on the services of our executive officers, and other key employees, the loss of any of whom may have a material adverse effect on our business, financial condition and results of operations; our profitability could suffer if we are not able to effectively utilize our employees, maintain operational efficiencies or manage our cost structure; restrictions imposed by independence requirements and conflict of interest rules, as well as the nature and terms of our current administrative service agreements, limit our ability to provide services to clients of the attest firms with which we have contractual relationships and the ability of such attest firms to provide attestation services to our clients; our goodwill and other intangible assets could become impaired, which could lead to material non-cash charges against earnings and a material impact on our results of operations and financial condition; certain liabilities resulting from acquisitions are estimated and could lead to a material impact on our results of operations; we may fail to realize the anticipated benefits of acquisitions, or they may prove disruptive and could result in the combined business failing to meet our expectations; claims or adverse publicity could harm our brand, reputation and ability to compete and attract and retain clients, talent and future acquisition targets; we may not be able to acquire and finance additional businesses, which could limit our ability to pursue our business strategy; we will incur transaction, integration, and restructuring costs in connection with our acquisition program; governmental regulations and interpretations are subject to changes, which could have a material adverse effect on our financial condition; uncertainty in the current economic and geopolitical environment could lead to declines in demand for certain of our services; changes in the United States healthcare environment, including new healthcare legislation, may adversely affect the revenue and margins in our healthcare benefit business; we are subject to risks relating to processing customer transactions for our payroll and other transaction processing businesses; cyberattacks or other security breaches involving our computer systems or the systems of one or more of our vendors could materially and adversely affect our business; we are subject to risk as it relates to software that we license from third parties; we are reliant on information processing systems and any failure or disruptions of these systems could have a material adverse effect on our business, financial condition and results of operations; we could be held liable for errors and omissions; the business services industry is competitive and fragmented, if we are unable to compete effectively, our business, financial condition and results of operations could be negatively impacted; failure to maintain our reputation and brand could impact our ability to attract and retain clients, employees and future acquisition targets, and may have a material adverse effect on our business, financial condition and results of operations; we are dependent on our existing client base and our ability to retain and expand our relationships with those clients; our clients may terminate our engagements with little or no notice and without penalty, which may result in unexpected declines in our revenue or unexpected costs; given our levels of share-based compensation, our tax rate may vary significantly depending on our stock price; we may be subject to the actions of activist stockholders; rapid technological changes could significantly impact our competitive position, client relationships and operating results and our ability to realize the anticipated benefits of the Transaction; the widespread outbreak of a communicable illness or any other public health crisis could adversely affect our business, financial condition and results of operations; we require a significant amount of cash for interest payments on our debt and to expand our business as planned; terms of the 2024 Credit Facilities could adversely affect our ability to run our business and/or reduce stockholder returns; our failure to satisfy covenants in our debt instruments could cause a default under those instruments; our increased leverage following the Transaction may adversely impact our business; we may be more sensitive to revenue fluctuations than other companies, which could result in fluctuations in the market price of our common stock; the significant number of shares issuable as the stock consideration in the Transaction may adversely impact our stock price; the future issuance of additional shares could adversely affect the price of our common stock; there is volatility in our stock price; and the price of our common stock could be adversely impacted if we do not perform to expectations following the Transaction.
Such forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Should one or more of these risks materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or implied.
Consequently, no forward-looking statement can be guaranteed. Our actual future results may vary materially. All forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in the current, quarterly, periodic and annual reports we file with the Securities and Exchange Commission (“SEC”). Also note that we provide a cautionary discussion of the risks, uncertainties and possibly inaccurate assumptions relevant to our businesses in “Item 1. Business” and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those described could also adversely affect our operating or financial performance.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our floating rate debt under the 2024 Credit Facilities exposes us to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would have affected the rate at which we could borrow funds under the 2024 Credit Facilities. The balance outstanding under our 2024 Credit Facilities at March 31, 2026 was $1,551.5 million, of which $1,051.5 million was subject to interest rate risk. If market rates were to increase or decrease 100 basis points from the levels at March 31, 2026, interest expense would have increased or decreased approximately $10.5 million annually.
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
As of March 31, 2026, we have the following interest rate swaps outstanding (in thousands, except percentages):

	March 31, 2026
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
(b) Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC. These risks could materially and adversely affect the business, financial condition results of operations and cash flows of CBIZ. There have been no material changes to the risk factors previously disclosed under "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent sales of unregistered securities
During the three months ended March 31, 2026, the Company delivered 0.9 million shares of our common stock to the selling shareholders pursuant to the terms of the Transaction. The foregoing shares were issued in transactions not involving a public offering in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act. The persons to whom the shares were issued had access to full information about the Company and represented that they acquired the shares for their own account and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold, or otherwise transferred without having first been registered under the Securities Act or pursuant to an exemption from the Securities Act.
(b) Issuer purchases of equity securities
Over the past twenty years, our Board of Directors authorized has renewed the Company's Share Repurchase Program. On February 11, 2025, the Board of Directors renewed and authorized the Share Repurchase Program, permitting repurchases through March 31, 2026, of up to 5 million shares of our outstanding common stock (i) in the open market, (ii) in privately negotiated transactions, or (iii) under Rule 10b5-1 trading plans. On February 11, 2026, our Board of Directors authorized the continuation of the Share Repurchase Program. It was effective beginning on February 11, 2026, from which the amount of shares of common stock available to be purchased by the Company was reset to 5 million shares, and the Share Repurchase Program expires on March 31, 2027.
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

Shares repurchased under the Share Repurchase Program during the three months ended March 31, 2026 (reported on a trade-date basis) are summarized in the table below (amounts in thousands, except per share data). Average price paid per share includes fees and commissions.

	Issuer Purchases of Equity Securities
First Quarter Purchases	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
January 1 – January 31, 2026	—	$—	—	2,562
February 1 – February 28, 2026	76	$31.82	76	4,946
March 1 - March 30, 2026	1,085	$26.89	1,085	3,861
First Quarter Purchases	1,161		1,161

According to the terms of our 2024 Credit Facilities, our ability to declare or make any dividend payments is limited. Refer to Note 5, Debt and Financing Arrangements, to the condensed consolidated financial statements for a description of working capital restrictions and limitations on the payment of dividends.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense condition of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement" (as defined in the Exchange Act).

Item 6. Exhibits

10.1*	Form of Indemnification Agreement
10.2†
Second Amended and Restated Employment Agreement between the Company and Ware Grove dated February 25, 2026 (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, File No. 001-32961, dated February 26, 2026, and incorporated herein by reference).

10.3*	Consulting Agreement, dated March 2, 2026, by and between CBIZ, Inc. and Chris Spurio.
31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 **	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 **	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments)
*    Indicates documents filed herewith.
**    Indicates document furnished herewith.
†    Management contract or compensatory plan contract or arrangement filed pursuant to Item 601 of Regulation S-K.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBIZ, Inc.
(Registrant)

Date:	April 30, 2026	By:	/s/ BRAD LAKHIA
Brad Lakhia
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer