Form 10-K/A
period 2025-12-31
CBIZ, Inc.
filed 2026-08-04
CIK 944148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________
FORM 10-K/A
(Amendment No. 2)
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

EXPLANATORY NOTE

CBIZ, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) to amend and restate its Annual Report on Form 10-K for the period ended December 31, 2025, originally filed with the Securities and Exchange Commission (“SEC”) on February 26, 2026 and as amended by Amendment No. 1 on Form 10-K/A on March 2, 2026 (collectively, the “Original Form 10-K”) to make certain changes as described below.

Subsequent to the filing of the Original Form 10-K, management identified material weaknesses in internal control over financial reporting relating to the administration of the Company’s 2007 Employee Stock Purchase Plan (as amended from time to time, the “ESPP”) and the Company’s reassignment of goodwill among reporting units. Notwithstanding the identified material weaknesses, management believes the consolidated financial statements contained in the Original Form 10-K fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company for all periods presented in accordance with accounting principles generally accepted in the United States, and that such material weaknesses did not result in any change to the Company’s consolidated financial statements as set forth in the Original Form 10-K.

Accordingly, this Amendment No. 2 is being filed to amend the following items of the Original Form 10-K with respect to the aforementioned material weakness, with each item being restated in its entirety:

•Forward-Looking Statements

•Item 1A. Risk Factors

•Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

•Item 8. Financial Statements and Supplementary Data

•Item 9A. Controls and Procedures

Also, as part of this Amendment No. 2 and as previously announced in the Company’s Form 10-Q for the quarter ended March 31, 2026, the Company completed during the first quarter of 2026 certain organizational changes which resulted in a change to the Company’s presentation of reportable segments. The Company is now recasting in this Amendment No. 2 segment reporting information previously presented in the Original Form 10-K to account for the revision of the Company’s segment reporting structure from three to two reportable segments. The National Practices reportable segment, which consisted of a single reporting unit, was combined with a reporting unit included in the Financial Services practice group to better align the Company’s current internal management information reviewed by the Company’s chief operating decision maker and reporting structure with the services provided. As a result of these changes, the Company now operate with two reportable segments: Financial Services and Benefits and Insurances Services. All subsequent periodic reports will report two segments, with prior periods adjusted accordingly. The recast of segment reporting information impact the following items of the Original Form 10-K:

•Item 1. Business

•Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•Item 8. Financial Statements and Supplementary Data

SEC rules require that when a registrant prepares, on or after the date a registrant reports an accounting change such as the change in segment reporting described above, a new registration, proxy, or information statement (or amends a previously filed registration, proxy, or information statement) that includes or incorporates by reference financial statements, the registrant must recast the prior period financial statements included or incorporated by reference in the registration, proxy, or information statement to reflect these types of changes. Accordingly, the Company is including in this Amendment No. 2 the Company’s recasted audited consolidated financial statements reported in the Original Form 10-K to reflect the segment reporting changes described above. The information included in this Amendment No. 2 does not amend or restate the Company’s audited consolidated financial statements included in the Original Form 10-K.

Except as described above and to update the Report of Independent Registered Public Accounting Firm of KPMG LLP to express an adverse opinion by KPMG LLP on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 associated with the material weaknesses, this Amendment No. 2 does not update or amend the Original Form 10-K to give effect to any subsequent events beyond those that existed as of the Original Form 10-K filing date. This Amendment No. 2 should be read in conjunction with the Company’s other filings with the SEC subsequent to the Original Form 10-K, together with any amendments to those filings. Other than as described above, this Amendment No. 2 does not modify or update the disclosure in the Original Form 10-K in any way. As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 2 contains new certifications by the Company’s principal executive officer and principal financial officer, which are being filed as exhibits to this Amendment No. 2.

In addition, the Company concluded that, as a result of the purchase and delivery of certain shares of common stock relating to the ESPP as described in Item 5 in this Amendment No. 2, immaterial revisions should be made to the Company’s historical condensed consolidated financial statements for the quarter ended March 31, 2026. Accordingly, the Company will revise the previously issued interim financial information for the three months ended March 31, 2026 in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026.

CBIZ, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this Annual Report on Form 10-K including, without limitation, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and plans and objectives for future performance are forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are commonly identified by the use of such terms and phrases as “will,” “could,” “can,” “may,” “strive,” “hope,” “intend,” “believe,” “estimate,” “continue,” “plan,” “expect,” “project,” “anticipate,” “outlook,” “foreseeable future,” “seek” and words or phrases of similar import in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated services, sales efforts, expenses, and financial results.

From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this Annual Report on Form 10-K and in any other public statements that we make are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to: our ability to maintain effective internal control over financial reporting and disclosure controls and procedures, including ability to remediate our material weaknesses in our internal control over financial reporting; payments on accounts receivable may be slower than expected, or amounts due on receivables or notes may not be fully collectible; our business could be adversely affected if the non-attest business assets we acquired, or the attest assets CBIZ CPAs acquired, from Marcum LLP (“Marcum”) do not perform to our expectations or we underestimate the liabilities we have assumed; we are dependent on the services of our executive officers, and other key employees, the loss of any of whom may have a material adverse effect on our business, financial condition and results of operations; our profitability could suffer if we are not able to effectively utilize our employees, maintain operational efficiencies or manage our cost structure; restrictions imposed by independence requirements and conflict of interest rules, as well as the nature and terms of our current Administrative Service Agreements, limit our ability to provide services to clients of the attest firms with which we have contractual relationships and the ability of such attest firms to provide attestation services to our clients; our goodwill and other intangible assets could become impaired, which could lead to material non-cash charges against earnings and a material impact on our results of operations and financial condition; certain liabilities resulting from acquisitions are estimated and could lead to a material impact on our results of operations; we may fail to realize the anticipated benefits of acquisitions, or they may prove disruptive and could result in the combined business failing to meet our expectations; claims or adverse publicity could harm our brand, reputation and ability to compete and attract and retain clients, talent and future acquisition targets; we may not be able to acquire and finance additional businesses, which could limit our ability to pursue our business strategy; we will incur transaction, integration, and restructuring costs in connection with our acquisition program; governmental regulations and interpretations are subject to changes, which could have a material adverse effect on our financial condition; uncertainty in the current economic and geopolitical environment could lead to declines in demand for certain of our services; changes in the United States healthcare environment, including new healthcare legislation, may adversely affect the revenue and margins in our healthcare benefit business; we are subject to risks relating to processing customer transactions for our payroll and other transaction processing businesses; cyberattacks or other security breaches involving our computer systems or the systems of one or more of our vendors could materially and adversely affect our business; we are subject to risk as it relates to software that we license from third parties; we are reliant on information processing systems and any failure or disruptions of these systems could have a material adverse effect on our business, financial condition and results of operations; we could be held liable for errors and omissions; the business services industry is competitive and fragmented, if we are unable to compete effectively, our business, financial condition and results of operations could be negatively impacted; failure to maintain our reputation and brand could impact our ability to attract and retain clients, employees and future acquisition targets, and may have a material adverse effect on our business, financial condition and results of operations; we are dependent on our existing client base and our ability to retain and expand our relationships with those clients; our clients may terminate our engagements with little or no notice and without penalty, which may result in unexpected declines in our revenue or unexpected costs; given our levels of share-based compensation, our tax rate may vary significantly depending on our stock price; we may be subject to the actions of activist stockholders; rapid technological changes could significantly impact our competitive position, client relationships and operating results and our ability to realize the anticipated benefits of our acquisition of the non-attest business assets and liabilities of Marcum and CBIZ CPAs P.C.’s purchase of substantially all of Marcum’s attest business assets (the “Transaction”); the widespread outbreak of a communicable illness or any other public health crisis could adversely affect our business, financial condition and results of operations; we require a significant amount of cash for interest payments on our debt and to expand our business as planned; terms of the 2024 Credit Facilities could adversely affect our ability to run our business and/or reduce stockholder returns; our failure to satisfy covenants in our debt instruments could cause a default under those instruments; our increased leverage following the Transaction may adversely impact our business; we may be more sensitive to revenue fluctuations than other companies, which could result in fluctuations in the market price of our common stock; the significant number of shares issuable as the stock consideration in the Transaction may adversely impact our stock price; the future issuance of additional shares could adversely affect the price of our common stock; and there is volatility in our stock price.

Such forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Should one or more of these risks materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or implied.

Consequently, no forward-looking statement can be guaranteed. Our actual future results may vary materially, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in the current, quarterly, periodic and annual reports we file with the Securities and Exchange Commission (“SEC”). Also note that we provide cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses in “Item 1. Business” and “Item 1A. Risk Factors”. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those described here could also adversely affect our operating or financial performance.

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

Business Services
We deliver our services through the following two practice groups: Financial Services and Benefits and Insurance. A general description of the services provided by each practice group is presented in the table below.

Financial Services	Benefits and Insurance Services
Accounting and Tax	Employee Benefits Consulting
Financial Advisory	Payroll / Human Capital Management
National Technology	Property and Casualty Insurance
Government Health Care Consulting	Retirement and Investment Services
Information Technology Managed Networking and Hardware Services

Financial Services
The table below is a summary of examples of services provided through our Financial Services Practice Group:

Service Lines	Examples of Services Offered
Accounting and Tax	•Traditional accounting •Transaction services •Tax compliance •Tax consulting •State and local tax
Financial Advisory	•Transaction advisory •Risk advisory •Forensic consulting & litigation •Financial accounting & advisory •Valuation
National Technology	•Cloud & infrastructure solutions •Cybersecurity, GRC & DFIR services •Enterprise performance & technology •Strategic IT consulting •Information Technology Managed Networking and Hardware Services
Government Health Care Consulting	•Government health care compliance •Government health care consulting
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

	Year End December 31,
	2025	%	2024	%	2023	%
Financial Services	$2,348,358	85.1%	$1,412,424	77.9%	$1,208,589	76.0%
Benefits and Insurance Services	409,633	14.9%	401,048	22.1%	382,605	24.0%
Total CBIZ revenue	$2,757,991	100.0%	$1,813,472	100.0%	$1,591,194	100.0%
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
Our largest client, which is served by the Financial Services group, generated approximately 1.7% of our consolidated revenue in 2025. Management believes that the diversity of our client base helps mitigate the impact of adverse economic conditions affecting any single industry or geographic market. Nevertheless, economic conditions among select clients and groups of clients may have an impact on the demand for the services that we provide.
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
Risk Factors Related to Our Business and Industry

We have identified material weaknesses in our internal control over financial reporting, and our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2025. Failure to remediate the material weaknesses or any other material weaknesses that we identify in the future, or if we otherwise fail to maintain an effective system of internal controls, could result in material misstatements in our financial statements and impact our ability to accurately or timely report our financial condition or results of operations. In addition, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our common stock may decline. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, our management is required to report on, and our independent registered public accounting firm is required to attest to, the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Annually, we perform activities that include reviewing, documenting and testing our internal control over financial reporting. If we fail to maintain the adequacy of our internal control over financial reporting, we will not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to achieve and maintain an effective internal control environment, we could suffer misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could result in significant expenses to remediate any internal control deficiencies and lead to a decline in the price of our common stock.

As discussed in Part II, Item 9A. of this Amendment No. 2, we concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2025 due to material weaknesses in internal controls relating to the administration of the ESPP and accounting practices regarding reassignment of goodwill among reporting units. We may not be successful in promptly remediating the material weaknesses or be able to identify and remediate additional control deficiencies, including material weaknesses, in the future. As a result, investor confidence in the Company’s financial results may weaken, and the Company’s stock price may suffer. Further, the identification of additional material weaknesses or other control deficiencies, or the failure to adequately remediate existing material weaknesses, may result in a failure to report our financial position and results of operations on a timely and accurate basis or meet our other reporting and financial obligations.

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
Uncertainty in the current economic and geopolitical environment could lead to declines in demand for certain of our services. Demand for our services is affected by global economic conditions, including recessions, inflation, interest rates, tax rates, geopolitical conflicts, tariffs, trade wars, government debt ceiling negotiations and economic uncertainty, and the general level of economic activity in the geographic regions and industries in which we operate. When conditions in the global economy, including the credit markets, deteriorate, or economic activity slows, many companies outsource less of their nonrecurring projects to service providers and some companies, as a cost-saving measure, choose to rely on their own in-house resources to conduct such nonrecurring projects internally, and under these conditions, companies have cut back on demand for the services we offer, all of which negatively affects our financial condition and results of operations. We also experience more competitive pricing pressure during periods of economic decline. If the geopolitical uncertainties result in a reduction in business confidence, when the national or global economy or credit market conditions in general deteriorate, the unemployment rate increases or any changes occur in U.S. trade policy (including any increases in tariffs that result in a trade war), such uncertainty or changes put negative pressure on demand for our services and our pricing, resulting in lower cash flows and a negative effect on our business, financial condition and results of operations. In addition, some of our clients experience reduced access to credit and lower revenues, resulting in their inability to meet their payment obligations to us.
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
Shares Purchased and Delivered Under Employee Stock Purchase Plan - The Company has discovered that it inadvertently purchased and delivered from October 16, 2023 to April 15, 2026 up to 481,049 shares of its common stock (the “Eligible Shares”) in excess of the number shares available under the ESPP and registered on Form S-8 registration statements.

On July 28, 2026, the Company’s board of directors approved the Company making a voluntary rescission offer to current and former eligible ESPP participants who acquired Eligible Shares pursuant to the ESPP between October 16, 2023 and April 15, 2026 (the “Eligible Participants”). There have been no additional purchases under the ESPP since April 15, 2026. The Company believes that the failure to register a sufficient number of shares of common stock under the ESPP and the planned voluntary rescission offer will not have a material impact on its results of operations, financial condition, or liquidity, and that the Company’s previously issued consolidated financial statements fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company for all periods presented in the Original Form 10-K in accordance with U.S. generally accepted accounting principles. The Company currently intends to make the voluntary rescission offer to the Eligible Participates in the third quarter of 2026. This report shall not constitute an offer to sell or the solicitation of an offer to buy any securities, nor shall there be any sale of securities in any states or jurisdictions in which such offer, solicitation, or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. No offering of securities shall be made except by means of a prospectus meeting the requirements of Section 10 of the Securities Act, or an exemption therefrom.
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
RESULTS OF OPERATIONS
We provide professional business services that help clients manage their finances and employees. We deliver our integrated services through the following two practice groups: Financial Services and Benefits and Insurance Services. A description of these groups’ operating results and factors affecting their businesses is provided below under "Operating Practice Groups."
Revenue
The following table summarizes total revenue for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	%	2024	%
	(Amounts in thousands, except percentages)
Financial Services	$2,348,358	85.1%	$1,412,424	77.9%
Benefits and Insurance Services	409,633	14.9%	401,048	22.1%
Total CBIZ revenue	$2,757,991	100.0%	$1,813,472	100.0%
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
Gain on Sale of Operations, net - During the twelve months ended December 31, 2025, we recorded approximately $1.1 million gain related to the Transaction and a $1.1 million additional gain related to a previously sold business in the Financial Services Practice Group. These gains were offset with $1.5 million in adjustments. During the same period in 2024, we recorded approximately $4.9 million additional gain related to a sold business in the Financial Services Practice Group.

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
Operating Practice Groups
We deliver our integrated services through two practice groups: Financial Services and Benefits and Insurance Services. A description of these groups’ operating results and factors affecting their businesses is provided below.
Financial Services

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue	$2,348,358	$1,412,424	$935,934	66.3%
Operating expenses	2,006,902	1,258,246	748,656	59.5%
Gross margin / Operating income	$341,456	$154,178	$187,278	121.5%
Total other income (loss), net	(854)	5,551	(6,405)	(115.4)%
Income before income tax expense	$340,602	$159,729	$180,873	113.2%
Gross margin percentage	14.5%	10.9%

The Financial Services practice group revenue increased by 66.3% to $2,348.4 million in 2025 from $1,412.4 million in 2024. This increase of $935.9 million was primarily the result of the Transaction and was across all service lines. When compared to the same period in 2024, revenue from traditional accounting and tax-related services increased by $796.9 million, revenue from advisory services increased by $94.0 million, revenue from national technology services increased by $46.1 million, and revenue from government healthcare consulting services increased $1.9 million.
We provide a range of services to affiliated CPA firms under ASAs. Fees earned under the ASAs are recorded as revenue in the accompanying Consolidated Statements of Comprehensive Income and were $651.2 million and $306.5 million in 2025 and 2024, respectively.
Operating expenses increased by $748.7 million in 2025, as compared to 2024, primarily as a result of $578.3 million higher personnel costs primarily driven by the Transaction in 2025. Compared to the same period in 2024, depreciation and amortization expense, direct costs, facility costs, technology costs, professional service costs, marketing costs, bad debt expense, and employee costs to support business growth increased by $51.7 million, $40.7 million, $40.1 million, $18.4 million, $10.8 million, $5.5 million, $2.8 million and $2.8 million, respectively. Operating expense as a percentage of revenue decreased to 85.5% in 2025 from 89.1% in 2024.

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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The Financial Statements, together with the notes thereto and the report of KPMG LLP dated February 26, 2026, except (i) as to the effects of the retrospective adjustments in Notes 1,3, 6, and 19, as to which the date is August 4, 2026, and (ii) for the restatement as to the effectiveness of internal control over financial reporting for the material weaknesses relating to controls over administration of the employee stock purchase plan and reassignment of goodwill among reporting units, as to which the date is August 4, 2026, which expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting, and the Supplementary Data required hereunder, are included in this Annual Report as set forth in Item 15(a) hereof and are incorporated herein by reference.
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
Limitations on the Effectiveness of Controls (as restated) - Management, including the Company’s CEO and CFO, does not expect that its Disclosure Controls or its internal control over financial reporting will prevent all errors and all fraud. Because of its inherent limitations, internal controls may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Conclusions (as restated) - Based upon the Controls Evaluation in the Original Form 10-K, our CEO and CFO concluded that as of the end of the period covered by the Original Form 10-K, our Disclosure Controls were effective as of December 31, 2025.

Subsequent to the filing of the Original Form 10-K, management identified material weaknesses in the Company’s internal control over financial reporting as discussed below. As a result, management reevaluated the effectiveness of the Company’s Disclosure Controls and internal control over financial reporting, and concluded that our Disclosure Controls were not effective for December 31, 2025 as presented in the Original Form 10-K because of the material weaknesses described in “Management’s Report on Internal Control over Financial Reporting” (as restated) below.

Management’s Report on Internal Control Over Financial Reporting (as restated) - Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision of management, including our CEO and CFO, we conducted an evaluation of our internal control over financial reporting based on the framework provided in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company has evaluated the effectiveness of its internal control over financial reporting and identified material weaknesses in the Company’s internal control over financial reporting and concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025 because of the material weaknesses described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company determined that the total number of shares of common stock purchased and delivered pursuant to the ESPP to plan participants exceeded the amount authorized under the ESPP and previously registered on Form S-8 registration statements and resulted in an obligation to remediate this matter. In connection with evaluating the impact of the purchase and delivery of the Eligible Shares and the planned voluntary rescission offer, management identified a material weakness in the Company’s internal control over financial reporting relating to the administration of the ESPP (the “ESPP Material Weakness”). In the evaluation, the Company determined that it did not effectively design and implement controls to ensure share purchases and deliveries associated with the ESPP did not exceed the amount authorized under the ESPP and registered with the SEC.

Further, during the fourth quarter of 2025, the Company completed certain organizational reporting changes which resulted in a realignment and re-aggregation of certain reporting units in both the Financial Services and Benefits and Insurance Services practice groups, which resulted in new reporting units that align the internal reporting structure with the services provided by these practice groups. Management identified a material weakness in the Company’s internal control over financial reporting relating to its goodwill reassignment among reporting units for purposes of impairment assessment, which under U.S. GAAP directs that goodwill should be assigned to the affected reporting units based on their relative fair value before the realignment. Management determined that the Company did not maintain the accounting expertise necessary to apply the relevant technical accounting literature and effectively design and implement internal controls over the non-routine goodwill reassignment among reporting units (the “Goodwill Material Weakness,” and together with the ESPP Material Weakness, the “Material Weaknesses”).

The control deficiencies relating to the ESPP Material Weakness resulted in immaterial errors. The control deficiencies relating to the Goodwill Material Weakness did not have any impact on, or result in any impairment to, the goodwill reported on the Company’s consolidated financial statements for the year ended December 31, 2025. However, the Material Weaknesses created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, as a result of the

Material Weaknesses, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025.

Our independent auditor, KPMG LLP, an independent registered public accounting firm, who audited the consolidated financial statements included in this Amendment No. 2, issued an adverse opinion on the effectiveness of our internal control over financial reporting. KPMG LLP’s report appears in on page F-2 of Item 8 of this Amendment No. 2.

Plan for Remediation of Material Weaknesses – The Company is committed to addressing the Material Weaknesses and has begun to implement changes designed to improve its internal control over financial reporting and to remediate the Material Weaknesses. With respect to the ESPP Material Weakness, the Company will enhance, redesign and implement new controls designed to ensure the cumulative share purchases, deliveries and compliance are within authorized share limits. With respect to the Goodwill Material Weakness, the Company will enhance the design of its goodwill review controls, including ensuring professionals with the technical U.S. GAAP knowledge, experience, and training necessary are utilized when accounting for complex, non-routine and infrequently occurring accounting matters.

As management continues to evaluate and enhance the Company’s internal control over financial reporting, it may take additional measures to address control deficiencies or modify certain remediation activities described above. The identified Material Weaknesses will not be considered remediated until the applicable remediated controls have operated for a sufficient period of time and management has concluded, through testing, that such controls are operating effectively.

Changes in Internal Control Over Financial Reporting - During the fiscal quarter ended December 31, 2025, we completed the integration of Marcum, which was acquired in November 2024, into our internal control process. Other than the integration of Marcum into our internal control over financial reporting, there has been no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have adopted a Code of Professional Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Professional Conduct and Ethics is available on the investor information page of our website, located at https://

www.cbiz.com, and in print to any stockholder who requests them. Any waiver or amendment to the code will be posted on our website.

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

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated July 30, 2024, among the Company, Marcum LLP, Marcum Advisory Group LLC, PMMS LLC, and Marcum Partners SPV LLC (filed as Exhibit 2.1 to the Company's Report on Form 8-K, File No. 001-32961, dated July 31, 2024, and incorporated herein by reference).
3.1	Amended and Restated Certificate of Incorporation of the Company, dated August 7, 2000 (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-8, File No. 333-197284, dated May 24, 2019, and incorporated herein by reference).
3.2	Certificate of Amendment of the Certificate of Incorporation of the Company, effective August 1, 2005 (filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 000-25890, dated March 16, 2006, and incorporated herein by reference).
3.3	Amended and Restated Bylaws of the Company, dated November 12, 2025 (filed as Exhibit 3.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated November 17, 2025, and incorporated herein by reference).
4.1	Form of Stock Certificate of Common Stock of the Company (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 000-25890, dated March 4, 1999, and incorporated herein by reference).
4.2	Description of the Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.2 to the Company’s Annual Report Form 10-K for the year ended December 31, 2025, File No. 001-32961, dated February 26, 2026, and incorporated herein by reference).
10.1 †	2014 Stock Incentive Plan (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8, Registration No. 333-197284, dated July 7, 2014, and incorporated herein by reference).
10.2 †	2019 CBIZ, Inc. Omnibus Incentive Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, Registration No. 333-197284, dated May 24, 2019, and incorporated herein by reference).
10.3 †	Amendment No. 1 to the 2019 CBIZ, Inc. Omnibus Incentive Plan (filed as Exhibit 99.1 to the Company's Report on Form 8-K, File No. 001-32961, dated May 16, 2023, and incorporated herein by reference).
10.4 †	Employee Stock Investment Plan (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8, File No. 000-333-62148, dated June 1, 2001, and incorporated herein by reference).
10.5 †	Employment Agreement by and between the Company and Jerome P. Grisko, Jr., dated September 1, 2016 (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated September 8, 2016, and incorporated herein by reference).
10.6†	Second Amended and Restated Employment Agreement between the Company and Ware Grove dated February 25, 2026 (filed as Exhibit 10.6 to the Company’s Annual Report Form 10-K for the year ended December 31, 2025, File No. 001-32961, dated February 26, 2026, and incorporated herein by reference).
10.7 †	Employment Agreement by and between the Company and Brad S. Lakhia, dated November 27, 2024 (filed as Exhibit 10.1 to the Company’s Report on Form 8-K, File No. 001-32961, dated December 3, 2024, and incorporated herein by reference).
10.8	Amended and Restated Credit Agreement, dated November 1, 2024, by and among the Company, CBIZ Operations, Inc., Bank of America, N.A., as administrative agent, and the other financial institutions party thereto (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 8-K, File No. 001-32961, on November 1, 2024, and incorporated herein by reference).
10.9	First Amendment to Amended and Restated Credit Agreement, dated March 7, 2025, by and among CBIZ Operations, Inc., CBIZ, Inc., Bank of America, N.A., as Agent, and the other financial institutions party thereto (filed as Exhibit 10.1 to the Company's Report on Form 10-Q, File No. 001-32961, on April 25, 2025, and incorporated herein by reference).

10.10	Second Amendment, dated as of April 29, 2025, by and among CBIZ Operations, Inc., as borrower, CBIZ, Inc., the other Guarantors identified on the signature pages thereto, the Lenders identified on the signature pages thereto and Bank of America, N.A., as Agent (which includes the Credit Agreement as Annex) (filed as Exhibit 10.1 to the Company's Report on Form 8-K, File No. 001-32961, on April 29, 2025, and incorporated herein by reference).
10.11	Loan Agreement dated as of August 16, 2018 by and among CBIZ Benefits and Insurance Services, Inc. and The Huntington Bank (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-32961, on November 1, 2018, and incorporated herein by reference).
10.12	First Amendment to Loan Agreement, dated August 8, 2019, by and among CBIZ Benefit and Insurance Services, Inc. and the Huntington National Bank (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, File No. 001-32961, on November 1, 2019, and incorporated herein by reference).
10.13	Second Amendment to Loan Agreement, dated August 6, 2020, by and among CBIZ Benefit and Insurance Services, Inc. and the Huntington National Bank (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, File No. 001-32961, on November 1, 2020, and incorporated herein by reference).
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

10.17	Sixth Amendment to Loan Agreement, dated August 1, 2024, by and among CBIZ Benefit and Insurance Services, Inc. and the Huntington National Bank (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-32961, on August 1, 2024, and incorporated herein by reference).
10.18	Seventh Amendment to Loan Agreement, dated July 31, 2025, by and among CBIZ Benefit and Insurance Services, Inc. and the Huntington National Bank (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, File No. 001-32961, on July 31, 2025, and incorporated herein by reference).
10.19 †	Form of CBIZ Restricted Share Unit Agreement (filed as Exhibit 10.16 to the Company's Annual Report Form 10-K for the year ended December 31, 2023, File No. 001-32961, dated February 23, 2024, and incorporated herein by reference).
10.20 †	Form of CBIZ Performance Share Agreement (filed as Exhibit 10.17 to the Company's Annual Report Form 10-K for the year ended December 31, 2023, File No. 001-32961, dated February 23, 2024, and incorporated herein by reference).
19.1	CBIZ, Inc. Insider Trading Policy (filed as Exhibit 19.1 to the Company's Annual Report on Form 10-K, File No. 001-32961, dated February 28, 2025, and incorporated herein by reference).
21.1	List of Subsidiaries of CBIZ, Inc (filed as Exhibit 21.1 to the Company’s Annual Report Form 10-K for the year ended December 31, 2025, File No. 001-32961, dated February 26, 2026, and incorporated herein by reference).
23.1*	Consent of KPMG LLP
24	Powers of attorney (included on the signature page to the Company’s Annual Report Form 10-K for the year ended December 31, 2025, File No. 001-32961, dated February 26, 2026, and incorporated herein by reference).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.1 to the Company’s Annual Report Form 10-K for the year ended December 31, 2025, File No. 001-32961, dated February 26, 2026, and incorporated herein by reference).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.2 to the Company’s Annual Report Form 10-K for the year ended December 31, 2025, File No. 001-32961, dated February 26, 2026, and incorporated herein by reference).
31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.3 to the Company’s Annual Report Form 10-K/A for the year ended December 31, 2025, File No. 001-32961, dated March 2, 2026, and incorporated herein by reference).
31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.4 to the Company’s Annual Report Form 10-K/A for the year ended December 31, 2025, File No. 001-32961, dated March 2, 2026, and incorporated herein by reference).
31.5*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.6*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.1 to the Company’s Annual Report Form 10-K for the year ended December 31, 2025, File No. 001-32961, dated February 26, 2026, and incorporated herein by reference).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.2 to the Company’s Annual Report Form 10-K for the year ended December 31, 2025, File No. 001-32961, dated February 26, 2026, and incorporated herein by reference).
32.3**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.4**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1 †	CBIZ, Inc. Compensation Recoupment Policy (filed as Exhibit 97.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023, File No. 001-32961, dated February 23, 2024, and incorporated herein by reference).
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments)*
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
August 4, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated above.

Signature	Title	Date

*	President & Chief Executive Officer, Director (Principal Executive Officer)	August 4, 2026
Jerome P. Grisko, Jr.

/s/ BRAD LAKHIA	Chief Financial Officer (Principal Financial Officer)	August 4, 2026
Brad Lakhia

*	Chief Accounting Officer (Principal Accounting Officer)	August 4, 2026
Michael Mangan

*	Chairman	August 4, 2026
Rick L. Burdick

*	Director	August 4, 2026
Gina D. France

*	Director	August 4, 2026
Todd J. Slotkin

*	Director	August 4, 2026
A.Haag Sherman

*	Director	August 4, 2026
Richard T. Marabito

*	Director	August 4, 2026
Rodney A. Young

*	Director	August 4, 2026
Kathy A. Raffa

*By	/s/ BRAD LAKHIA
Brad Lakhia
Attorney-in-fact

CBIZ, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
CBIZ, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CBIZ, Inc. and subsidiaries (the Company) as of December 31, 2025 and December 31, 2024, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2026, except for the restatement as to the effectiveness of internal control over financial reporting for the material weaknesses related to design deficiencies in controls over (i) the administration of the employee stock purchase plan, and (ii) the accounting for the reassignment of goodwill among reporting units, as to which the date is August 4, 2026, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of goodwill impairment for the Financial Accounting Services reporting unit

As discussed in Notes 1 and 6 to the consolidated financial statements, the Company's goodwill as of December 31, 2025, was $2,329.8 million, a portion of which related to the Financial Accounting Services reporting unit. The Company reviews goodwill for impairment annually during the fourth quarter or more frequently in the event of an impairment indicator. During the fourth quarter, the Company completed certain organizational reporting changes which resulted in a realignment of reporting units. The Company performed a quantitative assessment after the change in reporting units by comparing the fair value of each reporting unit to its carrying value and goodwill was not impaired.

We identified the assessment of the fair value of the Financial Accounting Services reporting unit used in the quantitative goodwill impairment assessment as a critical audit matter. Subjective auditor judgment was required to evaluate the key assumptions used in the discounted cash flow analysis used in the estimation of the fair value of the Financial Accounting Services reporting unit. The key assumptions were the revenue growth rate and discount rate. Changes to those key assumptions could have had a significant impact on the Company's assessment of the fair value of the Financial Accounting Services reporting unit. Additionally, involvement of valuation professionals with specialized skills and knowledge was required to assess the discount rate.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company's quantitative assessment of goodwill for impairment. This included controls related to the Company's development of the key assumptions for the Financial Accounting Services reporting unit. We performed sensitivity analyses over the key assumptions used to determine the fair value of the Financial Accounting Services reporting unit to assess the impact of changes in those assumptions on the Company's determination of the fair value. We evaluated the revenue growth rates by comparing them to the historical financial results of the Company, forecasted revenue trends and historical financial results of certain peer companies, and relevant industry data. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rate by comparing it to a market participant discount rate independently developed using publicly available market data for comparable companies.

/s/ KPMG LLP

We have served as the Company’s auditor since 1996.

Cleveland, Ohio

February 26, 2026, except for the change in reportable segments in Notes 1, 3, 6, and 19 and the restatement as to the effectiveness of internal control over financial reporting for the material weaknesses related to design deficiencies in controls over (i) the administration of the employee stock purchase plan, and (ii) the accounting for the reassignment of goodwill among reporting units, as to which the date is August 4, 2026.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
CBIZ, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited CBIZ Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2026, except for the change in reportable segments in Notes 1, 3, 6, and 19 and the restatement as to the effectiveness of internal control over financial reporting for the material weaknesses related to design deficiencies in controls over (i) the administration of the employee stock purchase plan, and (ii) the accounting for the reassignment of goodwill among reporting units, as to which the date is August 4, 2026, expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses relate to a control design deficiency related to the administration of the employee stock purchase plan and a control design deficiency related to the accounting practices regarding the reassignment of goodwill among reporting units and have been identified and included in management’s assessment. The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting (as restated). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP
Cleveland, Ohio
February 26, 2026, except for the restatement as to the effectiveness of internal control over financial reporting for the material weaknesses related to design deficiencies in controls over (i) the administration of the employee stock purchase plan, and (ii) the accounting for the reassignment of goodwill among reporting units, as to which the date is August 4, 2026

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
GAAP - United States Generally Accepted Accounting Principles.
SOFR - The Secured Overnight Financing Rate.
ROU - Right of Use.
SEC - United States Securities & Exchange Commission.
Marcum Acquisition - The Transaction
Organization
CBIZ, Inc. is a leading professional services advisor to middle-market businesses nationwide. With industry knowledge and expertise in accounting, tax, advisory, benefits, insurance, and technology, CBIZ delivers actionable insights to help clients anticipate what is next and discover new ways to accelerate growth to clients throughout the United States and parts of Canada. Acting through its subsidiaries, it has been serving small and medium-sized businesses, as well as individuals, governmental entities, and not-for-profit enterprises. CBIZ, Inc. manages and reports its operations along two practice groups: Financial Services and Benefits and Insurance Services. A further description of products and services offered by each of the practice groups is provided in Note 19, Segment Disclosures, to the accompanying consolidated financial statements.
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
The goodwill impairment test is performed at a reporting unit level. A reporting unit is an operating segment of a business or one level below an operating segment. During the fourth quarter of 2025, we completed certain organizational reporting changes which resulted in a realignment and re-aggregation of reporting units in both the Financial Services and Benefits and Insurance Services practice groups. These organizational reporting changes resulted in new reporting units that align the internal reporting structure with the services provided by these practice groups. The organizational changes did not result in a change in the reportable segments, nor did they result in a change of the total number of reporting units for goodwill impairment test purposes. As of October 31, 2025, immediately after the organizational changes, there are a total of five reporting units, of which three are within the Financial Services practice group, and two are within the Benefits and Insurances practice group.
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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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
Accounting Standards Adopted in 2025
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires additional income tax disclosures on an annual basis, specifically related to the rate

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
reconciliation and income taxes paid. The guidance in this ASU is effective for public companies with fiscal years beginning after December 15, 2024. The Company adopted the amendment on a prospective basis for the year ended December 31, 2025, while continuing to present the pre-ASU 2023-09 disclosures for prior periods, as disclosed in Note 9, Income Taxes.
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
In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements ("ASU 2025-12"). This ASU addresses suggestions received from stakeholders on the ASC and to make other incremental improvements to GAAP. The amendments make the ASC easier to understand and apply. The guidance is effective for fiscal years

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
beginning after December 15, 2026, including interim periods within those fiscal years. The Company does not expect the adoption to have a material impact on its results of operations, financial position or disclosures.
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

Other Disclosures
The following table summarizes the changes in contingent purchase price consideration for previous acquisitions and contingent payments made for previous business acquisitions during the year ended December 31, 2025 and 2024, respectively (in thousands):

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	2025	2024
Net expense	$2,588	$6,994
Cash settlement paid	$58,682	$56,594
Shares issued (number)	63	126

NOTE 3. REVENUE
The following tables disaggregate our revenue by source (in thousands):

	For the Year Ended December 31, 2025
	Financial Services	Benefits and Insurance Services	Consolidated
Accounting, tax, advisory and consulting	$2,301,462	$—	$2,301,462
Core Benefits and Insurance Services	—	391,766	391,766
Non-core Benefits and Insurance Services	—	17,867	17,867
Managed networking, hardware services	46,896	—	46,896
Total revenue	$2,348,358	$409,633	$2,757,991

	For the Year Ended December 31, 2024
	Financial Services	Benefits and Insurance Services	Consolidated
Accounting, tax, advisory and consulting	$1,370,898	$—	$1,370,898
Core Benefits and Insurance Services	—	383,550	383,550
Non-core Benefits and Insurance Services	—	17,498	17,498
Managed networking, hardware services	41,526	—	41,526
Total revenue	$1,412,424	$401,048	$1,813,472

	For the Year Ended December 31, 2023
	Financial Services	Benefits and Insurance Services	Consolidated
Accounting, tax, advisory and consulting	$1,171,605	$—	$1,171,605
Core Benefits and Insurance Services	—	365,848	365,848
Non-core Benefits and Insurance Services	—	16,757	16,757
Managed networking, hardware services	36,984	—	36,984
Total revenue	$1,208,589	$382,605	$1,591,194
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

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
A summary of changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	Financial Services	Benefits and Insurance Services	Total Goodwill
Gross	$625,110	$324,057	$949,167
Accumulated impairment	(76,254)	(7,733)	(83,987)
Net at December 31, 2023	$548,856	$316,324	$865,180
Additions	1,458,747	13,905	1,472,652
Divestitures and other adjustments	(6,371)	—	(6,371)
Gross	2,077,486	337,962	2,415,448
Accumulated impairment	(76,254)	(7,733)	(83,987)
Net at December 31, 2024	$2,001,232	$330,229	$2,331,461
Additions	1,876	—	1,876
Other adjustment(1)	(5,814)	2,276	(3,538)
Gross	2,073,548	340,238	2,413,786
Accumulated impairment	(76,254)	(7,733)	(83,987)
Net at December 31, 2025	$1,997,294	$332,505	$2,329,799
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
NOTE 19. SEGMENT DISCLOSURES
As previously announced in the Company’s Form 10-Q for the quarter ended March 31, 2026, the Company completed during the first quarter of 2026 certain organizational changes which resulted in a change to the Company’s presentation of reportable segments. The National Practices reportable segment, which consisted of a single reporting unit, was combined with a reporting unit included in the Financial Services practice group to better align the Company’s current internal management information reviewed by the Company’s chief operating decision maker and reporting structure with the services provided. As a result of the organizational change, our business units have been aggregated into two practice groups: (i) Financial Services and (ii) Benefits and Insurance Services, based on the following factors: similarity of the products and services provided to clients, similarity of the regulatory environment in which they operate; and similarity of economic conditions affecting long-term performance. The business units are managed along these segment lines. All subsequent periodic reports will report two segments, with prior periods adjusted accordingly
A general description of services provided by practice groups is provided in the table below.

Financial Services	Benefits and Insurance Services
Accounting and Tax	Employee Benefits Consulting
Financial Advisory	Payroll / Human Capital Management
National Technology	Property and Casualty Insurance
Government Heath Care Consulting	Retirement and Investment Services
Information Technology Managed Networking and Hardware Services
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

	For the Year Ended December 31, 2025
	Financial Services	Benefits and Insurance Services	Total
Revenue from external customers	$2,348,358	$409,633	$2,757,991

Significant expenses:
Personnel costs	1,592,591	258,849	1,851,440
Facility costs	95,239	13,227	108,466
Other costs, gains, and losses, net (1)	319,926	61,484	381,410
Total segment expense	2,007,756	333,560	2,341,316
Segment income before income tax expenses	340,602	76,073	416,675

Corporate & other:
Unallocated corporate operating expenses			61,000
General & administrative expenses			121,383
Interest expense			107,215
Other income, net			(33,758)
Consolidated income before income tax expenses			$160,835

CBIZ, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	For the Year Ended December 31, 2024
	Financial Services	Benefits and Insurance Services	Total
Revenue from external customers	$1,412,424	$401,048	$1,813,472

Significant expenses:
Personnel costs	1,015,643	257,166	1,272,809
Facility costs	55,355	12,481	67,836
Other costs, gains, and losses, net (1)	181,697	58,476	240,173
Total segment expense	1,252,695	328,123	1,580,818
Segment income before income tax expenses	159,729	72,925	232,654

Corporate & other:
Unallocated corporate operating expenses			44,485
General & administrative expenses			108,753
Interest expense			34,374
Other income, net			(12,765)
Consolidated income before income tax expenses			$57,807

	For the Year Ended December 31, 2023
	Financial Services	Benefits and Insurance Services	Total
Revenue from external customers	$1,208,589	$382,605	$1,591,194

Significant expenses:
Personnel costs	834,740	242,340	1,077,080
Facility costs	44,694	12,196	56,890
Other costs, gains, and losses, net (1)	136,483	53,916	190,399
Total segment expense	1,015,917	308,452	1,324,369
Segment income before income tax expenses	192,672	74,153	266,825

Corporate & other:
Unallocated corporate operating expenses			39,344
General & administrative expenses			57,965
Interest expense			20,129
Other income, net			(16,916)
Consolidated income before income tax expenses			$166,303
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