Form 10-Q
period 2026-06-30
CBIZ, Inc.
filed 2026-08-04
CIK 944148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at July 27, 2026
Common Stock, $0.01 par value	54,263,879

CBIZ, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$20,901	$18,290
Restricted cash	49,615	38,234
Accounts receivable, net	711,919	555,995
Other current assets	86,717	79,693
Current assets before funds held for clients	869,152	692,212
Funds held for clients	135,047	207,037
Total current assets	1,004,199	899,249
Non-current assets:
Property and equipment, net	84,777	81,242
Goodwill and other intangible assets, net	2,846,962	2,869,790
Assets of deferred compensation plan	202,044	186,870
Right-of-use assets, net	400,084	334,048
Other non-current assets	35,640	38,329
Total non-current assets	3,569,507	3,510,279
Total assets	$4,573,706	$4,409,528
LIABILITIES
Current liabilities:
Accounts payable	$115,513	$90,934
Income taxes payable	30,117	11,008
Accrued personnel costs	155,525	197,534
Contingent purchase price liabilities	17,406	30,035
Lease liabilities	59,135	64,674
Short-term debt (1)	83,975	66,372
Other current liabilities	86,866	68,299
Current liabilities before client fund obligations	548,537	528,856
Client fund obligations	135,308	206,738
Total current liabilities	683,845	735,594
Non-current liabilities:
Long-term debt (1)	1,375,734	1,389,552
Income taxes payable	2,654	3,009
Deferred income taxes, net	44,566	7,141
Deferred compensation plan obligations	201,964	186,870
Contingent purchase price liabilities	3,606	10,213
Lease liabilities	387,417	307,905
Other non-current liabilities	6,188	7,177
Total non-current liabilities	2,022,129	1,911,867
Total liabilities	2,705,974	2,647,461
STOCKHOLDERS' EQUITY
Common stock	1,467	1,447
Additional paid in capital	1,831,241	1,830,866
Retained earnings	1,182,957	1,011,566
Treasury stock	(1,148,632)	(1,078,521)
Accumulated other comprehensive income (loss)	699	(3,291)
Total stockholders’ equity	1,867,732	1,762,067
Total liabilities and stockholders’ equity	$4,573,706	$4,409,528
See the accompanying notes to the unaudited condensed consolidated financial statements
(1)See Note 6. Debt and Financing Arrangements for further discussion of the short-term and long-term debt.

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$682,206	$683,496	$1,530,785	$1,521,510
Operating expenses	609,768	595,587	1,232,330	1,205,499
Gross margin	72,438	87,909	298,455	316,011
Corporate general and administrative expenses	38,366	27,637	79,877	55,707
Operating income	34,072	60,272	218,578	260,304
Other (expense) income:
Interest expense	(24,335)	(27,867)	(48,251)	(53,023)
Gain from acquisition related adjustments, net	—	—	57,955	—
Other income, net	13,949	25,374	9,933	23,408
Total other (expense) income, net	(10,386)	(2,493)	19,637	(29,615)
Income before income tax expense	23,686	57,779	238,215	230,689
Income tax expense	5,082	15,837	66,824	65,974
Net income	$18,604	$41,942	$171,391	$164,715
Earnings per share:
Basic	$0.31	$0.66	$2.84	$2.59
Diluted	$0..31	$0.66	$2.83	$2.58
Basic weighted average shares outstanding	59,500	63,542	60,444	63,692
Diluted weighted average shares outstanding	59,703	63,784	60,546	63,960
Comprehensive income:
Net income	$18,604	$41,942	$171,391	$164,715
Other comprehensive income (loss), net of tax	2,256	(2,115)	3,990	(3,350)
Comprehensive income	$20,860	$39,827	$175,381	$161,365

See the accompanying notes to the unaudited condensed consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
March 31, 2026	145,734	91,435	1,458	1,831,208	1,164,353	(1,110,111)	(1,557)	1,885,351
Net income	—	—	—	—	18,604	—	—	18,604
Other comprehensive income, net of tax	—	—	—	—	—	—	2,256	2,256
Share repurchases	—	1,300	—	—	—	(38,509)	—	(38,509)
Indirect repurchase of shares for minimum tax withholding	—	—	—	—	—	(12)	—	(12)
Restricted stock units and awards	43	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	8,105	—	—	—	8,105
Business acquisitions	928	—	9	(8,072)	—	—	—	(8,063)
June 30, 2026	146,705	92,735	$1,467	$1,831,241	$1,182,957	$(1,148,632)	$699	$1,867,732

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
March 31, 2025	141,924	87,835	$1,420	$1,812,729	$1,018,895	$(918,327)	$(16)	$1,914,701
Net income	—	—	—	—	41,942	—	—	41,942
Other comprehensive income, net of tax	—	—	—	—	—	—	(2,115)	(2,115)
Share repurchases	—	991	—	—	—	(71,321)	—	(71,321)
Indirect repurchase of shares for minimum tax withholding	—	1	—	—	—	(32)	—	(32)
Restricted stock units and awards	21	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	6,600	—	—	—	6,600
Business acquisitions	906	—	9	2,059	—	—	—	2,068
June 30, 2025	142,851	88,827	$1,429	$1,821,388	$1,060,837	$(989,680)	$(2,131)	$1,891,843

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
December 31, 2025	144,654	90,274	$1,447	$1,830,866	$1,011,566	$(1,078,521)	$(3,291)	$1,762,067
Net income	—	—	—	—	171,391	—	—	171,391
Other comprehensive income, net of tax	—	—	—	—	—	—	3,990	3,990
Share repurchases	—	2,379	—	—	—	(67,472)	—	(67,472)
Indirect repurchase of shares for minimum tax withholding	—	82	—	—	—	(2,639)	—	(2,639)
Restricted stock units and awards	129	—	1	(1)	—	—	—	—
Performance share units	102	—	1	(1)	—	—	—	—
Stock-based compensation	—	—	—	15,635	—	—	—	15,635
Business acquisitions	1,820	—	18	(15,258)	—	—	—	(15,240)
June 30, 2026	146,705	92,735	$1,467	$1,831,241	$1,182,957	$(1,148,632)	$699	$1,867,732

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2024	137,945	87,747	$1,380	$1,791,863	$896,122	$(910,601)	$1,219	$1,779,983
Net income	—	—	—	—	164,715	—	—	164,715
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3,350)	(3,350)
Share repurchases	—	991	—	—	—	(71,321)	—	(71,321)
Indirect repurchase of shares for minimum tax withholding	—	89	—	—	—	(7,758)	—	(7,758)
Restricted stock units and awards	99	—	1	(1)	—	—	—	—
Performance share units	124	—	1	(1)	—	—	—	—
Stock-based compensation	—	—	—	12,239	—	—	—	12,239
Business acquisitions	4,683	—	47	17,288	—	—	—	17,335
June 30, 2025	142,851	88,827	$1,429	$1,821,388	$1,060,837	$(989,680)	$(2,131)	$1,891,843

See the accompanying notes to the unaudited condensed consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$171,391	$164,715
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	47,134	49,858
Bad debt expense, net of recoveries	3,116	1,862
Adjustment to contingent purchase price liabilities	(1,578)	1,487
Stock-based compensation expense	15,635	12,239
Deferred income taxes	19,746	17,148
Amortization of deferred financing fees	2,686	2,735
Other, net	1,013	(52)
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(158,856)	(143,107)
Other assets	(8,331)	(12,459)
Accounts payable	24,580	28,848
Income taxes payable	19,346	28,119
Accrued personnel costs	(42,009)	(75,561)
Other liabilities	28,354	(50,952)
Net cash provided by operating activities	122,227	24,880
Cash flows from investing activities:
Business acquisitions and purchases of client lists, net of cash acquired	(13,989)	—
Purchases of client fund investments	(6,250)	(19,350)
Proceeds from the sales and maturities of client fund investments	5,965	21,645
Proceeds from sales of divested operations	332	289
Change in funds held for clients	252	(2,285)
Additions to property and equipment	(11,739)	(13,125)
Other, net	3,969	527
Net cash used in investing activities	(21,460)	(12,299)
Cash flows from financing activities:
Proceeds from bank debt	451,400	849,600
Payment of bank debt	(450,300)	(696,800)
Deferred financing costs	—	(983)
Payment for acquisition of treasury stock	(67,472)	(71,321)
Indirect repurchase of shares for minimum tax withholding	(2,639)	(7,758)
Changes in client funds obligations	(71,430)	(57,223)
Payment of contingent consideration for acquisitions and client lists	(18,211)	(48,764)
Other, net	337	—
Net cash used in financing activities	(158,315)	(33,249)
Net decrease in cash, cash equivalents and restricted cash	(57,548)	(20,668)
Cash, cash equivalents and restricted cash at beginning of year	$218,090	$187,170
Cash, cash equivalents and restricted cash at end of period	$160,542	$166,502

Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$20,901	$39,817
Restricted cash	49,615	49,145
Cash equivalents included in funds held for clients	90,026	77,540
Total cash, cash equivalents and restricted cash	$160,542	$166,502

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
GAAP – United States Generally Accepted Accounting Principles
SOFR – Secured Overnight Financing Rate
SEC – United States Securities and Exchange Commission
Marcum Transaction – On November 1, 2024, the Company completed the acquisition of Marcum LLP (“Marcum”), an accounting and advisory services firm headquartered in New York City with offices in major markets throughout the United States, to expand the breadth and depth of the Company’s professional services portfolio in the U.S. Pursuant to the Agreement and Plan of Merger dated July 30, 2024 (the “Marcum Merger Agreement”), a wholly owned subsidiary of the Company, merged with and into Marcum Advisory Group, a wholly owned subsidiary of Marcum ("MAG"), to which Marcum contributed substantially all of its non-attest business assets and liabilities, (the “Merger”), resulting in MAG surviving the Merger and becoming a wholly owned subsidiary of the Company. In a separate transaction, CBIZ CPAs P.C., with which the Company has an existing ASA, purchased from Marcum substantially all of Marcum’s attest business assets, subject to certain exclusions (the "Attest Purchase"). As noted in Note 1, Basis of Presentation and Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2025, as amended, the Company does not consolidate certain CPA firms with whom we maintain ASAs, including CBIZ CPAs P.C., therefore, the Merger solely is referred to herein as the “Marcum Transaction.”
Description of Business: CBIZ, Inc. is a leading professional services advisor to middle-market businesses nationwide. With industry knowledge and expertise in accounting, tax, advisory, benefits, insurance, and technology, CBIZ delivers actionable insights to help clients anticipate what is next and discover new ways to accelerate growth to clients throughout the United States and parts of Canada. Acting through its subsidiaries, it serves small and medium-sized businesses, as well as individuals, governmental entities, and not-for-profit enterprises.CBIZ manages and reports its operations along two practice groups: Financial Services Group and Benefits and Insurance Services Group. A further description of products and services offered by each of the practice groups is provided in Note 15, Segment Disclosures.
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
Unaudited Interim Financial Statements: The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2025.

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
Changes in Accounting Policies: We have consistently applied the accounting policies for the periods presented as described in Note 1, Basis of Presentation and Significant Accounting Policies, to the consolidated financial statements contained in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2025.

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

NOTE 3. REVISION OF PREVIOUSLY ISSUED INTERIM FINANCIAL STATEMENTS

Nature of the Error

During the quarter ended June 30, 2026, the Company discovered it inadvertently purchased and delivered up to 481,049 shares of our common stock (the "excess shares") in excess of the number of shares available under its 2007 Employee Stock Purchase Plan (as amended from time to time, the “ESPP”) and registered pursuant to two registration statements on Form S-8. The Company determined that it has an obligation to remediate this matter, including amounts expected to be paid to eligible participants for declines in shares price for shares currently held or lost profits for shares previously if sold, related interest, and applicable employer payroll taxes.

Management evaluated the error in accordance with the guidance in Staff Accounting Bulletin No. 99, Materiality, and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. Based on this evaluation, the Company determined, after an evaluation of both quantitative and qualitative factors, that the purchase and delivery of the excess shares did not have a material impact on the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as amended. However, as a result of the purchase and delivery of the excess shares and the associated obligation, the Company has revised the previously issued interim financial information for the three months ended March 31, 2026 included in this Quarterly Report on Form 10-Q.

Impact of the Revision

The following tables summarize the effect of the revision on the Company's previously reported condensed consolidated financial statements (in thousands, except per share data):

	Three Months Ended March 31, 2026
	As Previously Reported	Adjustment	As Adjusted
Condensed Consolidated Balance Sheet Line Items:
Other current liabilities	$70,002	$11,943	$81,945
Total current liabilities	$655,902	$11,943	$667,845
Deferred income taxes, net	$29,577	$(3,118)	$26,459
Total non-current liabilities	$2,079,882	$(3,118)	$2,076,764
Total liabilities	$2,735,784	$8,825	$2,744,609
Retained earnings	$1,173,178	$(8,825)	$1,164,353
Total stockholders' equity	$1,894,176	$(8,825)	$1,885,351

	Three Months Ended March 31, 2026
	As Previously Reported	Adjustment	As Adjusted
Condensed Consolidated Statements of Comprehensive Income Line Items:
Corporate general and administrative expenses	$29,568	$11,943	$41,511
Income before income tax expense	$226,472	$(11,943)	$214,529
Income tax expense	$64,860	$(3,118)	$61,742
Net income	$161,612	$(8,825)	$152,787
Earnings per share - basic	$2.63	$(0.14)	$2.49
Earnings per share - diluted	$2.63	$(0.14)	$2.49

	Three Months Ended March 31, 2026
	As Previously Reported	Adjustment	As Adjusted
Condensed Consolidated Statements of Cash Flow Line Items:
Net income	$161,612	$(8,825)	$152,787
Deferred income taxes	$14,660	$(3,118)	$11,542
Other liabilities	$6,599	$11,943	$18,542
Net cash used in operating activities	$(25,515)	$—	$(25,515)

NOTE 4. BUSINESS COMBINATIONS
Marcum Acquisition
Stock Consideration Transferred
Pursuant to the terms of the Marcum Transaction, with respect to the 13.6 million shares of stock consideration, approximately 8.2 million shares, in aggregate, were delivered from January 2, 2025 to June 30, 2026 to the selling shareholders. The remaining 5.3 million shares will be delivered in 18 monthly installments starting July 1, 2026.
Working Capital Adjustment Related to the Marcum Transaction
During the six months ended June 30, 2026, the Company finalized the working capital and related purchase price adjustment associated with the Marcum Transaction in accordance with the applicable provisions of the Marcum Merger Agreement. As a result, the Company received $46.5 million in cash on January 26, 2026. In addition, the Company recorded a notes receivable of $10.7 million, of which $3.5 million was received on January 26, 2026, from Marcum and Marcum Partners SPV LLC, entities not owned by CBIZ, related to the remaining working capital payments. Total cash received from the finalization of working capital adjustment was $50.0 million during the six months ended June 30, 2026. The Company recorded a gain of $57.2 million related to this final working capital adjustment. Additionally, the Company recorded a gain of $0.8 million associated with other acquisition related adjustments. Both gains were reported as Gain from acquisition related adjustments, net in the accompanying condensed consolidated statements of operations.
In addition to the cash received from the final working capital adjustment, the Company received $3.1 million in cash from an indemnity escrow associated with the Marcum Transaction. Total cash received on January 26, 2026 was $53.1 million.
BINDZ Acquisition
On June 1, 2026, the Company acquired BINDZ Consulting Private Limited ("BINDZ"), an India-based professional services company, for $9.8 million in cash. BINDZ previously played a critical role in supporting CBIZ’s client delivery across accounting and tax. This acquisition allows CBIZ to scale its global capabilities in India, expanding capacity for delivery of its professional services. BINDZ maintains its general ledger in local currency (or rupees). The BINDZ financials are translated into US currency, which results in foreign currency translation gain and loss.

NOTE 5. ACCOUNTS RECEIVABLE, NET
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
Accounts receivable, net, at June 30, 2026 and December 31, 2025 was as follows (in thousands):

	June 30, 2026	December 31, 2025
Trade accounts receivable	$542,883	$469,209
Unbilled revenue, at net realizable value	222,883	136,701
Total accounts receivable	765,766	605,910
Allowance for doubtful accounts	(53,847)	(49,915)
Accounts receivable, net	$711,919	$555,995
Changes to the allowance for doubtful accounts for the six months ended June 30, 2026 and year ended December 31, 2025 were as follows (in thousands):

	June 30, 2026	December 31, 2025
Balance at beginning of period	$(49,915)	$(31,715)
Provision	(16,027)	(34,447)
Charge-offs, net of recoveries	12,095	16,247
Allowance for doubtful accounts	$(53,847)	$(49,915)
NOTE 6. DEBT AND FINANCING ARRANGEMENTS
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
In addition, the 2024 Credit Facilities includes a financial covenant requiring that Total Net Leverage Ratio not exceed 5.00 to 1.00 initially, stepping down in increments to 3.75 to 1.00 during and after the seventh fiscal quarter after the closing (with a limited ability to temporarily increase in connection with material acquisitions commencing in the sixth fiscal quarter after the closing). The 2024 Credit Facilities also requires a Minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 and affirmative and negative covenants that are in each case generally similar to those contained in our previous amended and restated 2022 credit facility, but with increases to certain baskets and caps and certain other exceptions. As of June 30, 2026, we were in compliance with all covenants under the 2024 Credit Facilities.
The balance outstanding under the 2024 Credit Facilities at June 30, 2026 and December 31, 2025 was as follows (in thousands):

	June 30, 2026	December 31, 2025
Short-term debt
Current portion, Term Loan	$87,500	$70,000
Current portion debt issuance costs, Term Loan	(3,525)	(3,628)
Total short-term debt	$83,975	$66,372

Long-term debt
Revolver Facility	$178,500	$142,400
Debt issuance costs, Revolver	(5,648)	(6,495)
Long-term portion, Term Loan	1,207,500	1,260,000
Long-term portion Debt Issuance Costs, Term Loan	(4,618)	(6,353)
Total long-term debt	$1,375,734	$1,389,552
The blended effective interest rates under the 2024 Credit Facilities, including the impact of interest rate swaps associated with those credit facilities, for the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended June 30,
	2026	2025
Weighted average rates	6.06%	6.67%
Range of effective rates	3.54% - 6.84%	3.18% - 8.75%
We had approximately $418.3 million of available funds under the 2024 Credit Facilities at June 30, 2026, based on the terms of the commitment. Available funds under the 2024 Credit Facilities are based on a multiple of earnings before interest, taxes, depreciation and amortization as defined in the 2024 Credit Facilities, and are reduced by letters of credit, other indebtedness and outstanding borrowings under the 2024 Credit Facilities. Under the 2024 Credit Facilities, loans are charged an interest rate consisting of a base rate or term SOFR rate plus an applicable margin, letters of credit are charged based on the same applicable margin, and a commitment fee is charged on the unused portion of the 2024 Credit Facilities.

Refer to Note 10, Debt and Financing Arrangements, to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2025, as amended, for further discussion on the 2024 Credit Facilities.
Other Line of Credit - We have an unsecured $20.0 million line of credit by and among CBIZ Benefits and Insurance, Inc. and Huntington National Bank ("line of credit"). We utilize this line of credit to support our short-term funding requirements of payroll client fund obligations due to the investment of client funds, rather than liquidating client funds that have already been invested in available-for-sale securities. The line of credit did not have a balance outstanding at June 30, 2026 or December 31, 2025. The line of credit was renewed in July 2026 and will now terminate on July 30, 2027.
Interest Expense - Interest expense, including amortization of deferred financing costs, commitment fees, line of credit fees, and other applicable bank charges, for the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Credit facilities	$24,309	$27,862	$48,224	$53,018
Other	26	5	27	5
Total	$24,335	$27,867	$48,251	$53,023
NOTE 7. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Guarantees - We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $3.2 million and $3.2 million at June 30, 2026 and December 31, 2025, respectively. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.1 million and $2.1 million at June 30, 2026 and December 31, 2025, respectively.
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

Both cases were transferred into a multidistrict litigation, styled as In Re: MOVEit Customer Data Security Breach Litigation, pending in the United States District Court for the District of Massachusetts (the “MDL”). To date, the MDL has over 300 cases against over 100 different defendants, all with claims arising out of the cyber breach by hackers of Progress Software Corporation’s MOVEit Transfer software. The MDL has a bellwether structure, under which defendants in the MDL cases have been divided into bellwether and non-bellwether defendants. CBIZ is a non-bellwether defendant. The parties to the two CBIZ MOVEit matters have reached agreement in principle to settle such matters for a combined amount of $7.2 million, which CBIZ recorded as a loss as a component of Other income, net on the condensed consolidated statement of comprehensive income for the three and six months ended June 30, 2026. CBIZ anticipates the full such amount being paid by applicable insurance coverage following approval by the MDL court of such settlement.
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
Refer to Note 12, Commitments and Contingencies, to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2025, as amended, for further discussion on the Company's commitments and contingencies.
NOTE 8. FINANCIAL INSTRUMENTS
Available-For-Sale Debt Securities - In connection with certain services provided by our payroll operations, we collect funds from our clients’ accounts in advance of paying client obligations. These funds held for clients are segregated and invested in accordance with our investment policy, which requires all investments carry an investment grade rating at the time of initial investment. These investments, primarily consisting of corporate and municipal bonds, are classified as available-for-sale and are included in the “Funds held for clients” line item on the accompanying unaudited Condensed Consolidated Balance Sheets. The par value of these investments totaled $45.3 million and $45.0 million at June 30, 2026 and December 31, 2025, respectively, and these investments have maturity or callable dates ranging from December 2026 through March 2031.
At June 30, 2026, unrealized losses on the securities were not material and have not been recognized as a credit loss because the bonds are investment grade quality and management is not required or does not intend to sell prior to an expected recovery in value. The bond issuers continue to make timely principal and interest payments.

The following table summarizes activities related to these investments for the six months ended June 30, 2026 and the year ended December 31, 2025 (in thousands):

	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Fair value at beginning of period	$45,004	$40,999
Purchases	6,250	43,375
Redemptions	—	(5,096)
Maturities	(5,965)	(34,595)
Change in bond premium	(28)	11
Fair market value adjustment	(483)	310
Fair value at end of period	$44,778	$45,004
In addition to the available-for-sale debt securities discussed above, we also held other depository assets in the amount of $0.2 million and $0.5 million at June 30, 2026 and December 31, 2025, respectively. Those depository assets are classified as Level 1 in the fair value hierarchy.
Interest Rate Swaps - We utilize interest rate swaps to manage interest rate risk exposure associated with our floating-rate debt under the 2024 Credit Facilities, or the forecasted acquisition of such liability. We do not purchase or hold any derivative instruments for trading or speculative purposes. Refer to Note 7, Financial Instruments, to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2025, as amended, for further discussion on our interest rate swaps.
The following table summarizes our outstanding interest rate swaps and their classification in the accompanying unaudited Condensed Consolidated Balance Sheets at June 30, 2026 and December 31, 2025 (amounts in thousands, except percentages):

	June 30, 2026
	Notional Amount	Fixed Rate	Expiration	Fair Value	Balance Sheet Location
Interest rate swap	$100,000	4.047%	7/14/2026	$(16)	Other current liability
Interest rate swap	$30,000	1.186%	12/14/2026	$361	Other current asset
Interest rate swap	$100,000	3.850%	7/14/2027	$92	Other non-current asset
Interest rate swap	$20,000	2.450%	8/14/2027	$334	Other non-current asset
Interest rate swap	$25,000	3.669%	4/14/2028	$110	Other non-current asset
Interest rate swap	$25,000	4.488%	10/14/2028	$(322)	Other non-current liability
Interest rate swap	$50,000	3.703%	3/14/2030	$238	Other non-current asset
Interest rate swap	$50,000	3.503%	4/14/2030	$594	Other non-current asset
Interest rate swap	$50,000	3.658%	7/14/2030	$329	Other non-current asset
Interest rate swap	$50,000	3.680%	7/15/2030	$287	Other non-current asset

	December 31, 2025
	Notional Amount	Fixed Rate	Expiration	Fair Value	Balance Sheet Location
Interest rate swap	$100,000	4.047%	7/14/2026	$(269)	Other current liability
Interest rate swap	$30,000	1.186%	12/14/2026	$628	Other current asset
Interest rate swap	$100,000	3.850%	7/14/2027	$(838)	Other non-current liability
Interest rate swap	$20,000	2.450%	8/14/2027	$263	Other non-current asset
Interest rate swap	$25,000	3.669%	4/14/2028	$(228)	Other non-current liability
Interest rate swap	$25,000	4.488%	10/14/2028	$(805)	Other non-current liability
Interest rate swap	$50,000	3.703%	3/14/2030	$(708)	Other non-current liability
Interest rate swap	$50,000	3.503%	4/14/2030	$(327)	Other non-current liability
Interest rate swap	$50,000	3.658%	7/14/2030	$(637)	Other non-current liability
Interest rate swap	$50,000	3.680%	7/15/2030	$(681)	Other non-current liability

Refer to Note 9, Fair Value Measurements, for additional disclosures regarding fair value measurements.
The following table summarizes the effects of the interest rate swaps on the accompanying Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Gain (Loss) Recognized in AOCI, net of tax		Gain Reclassified from AOCI into Expense
	Three Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
Interest rate swaps	$2,246	$(1,719)	$38	$594

	Gain (Loss) Recognized in AOCI, net of tax		Gain Reclassified from AOCI into Expense
	Six Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest rate swaps	$4,303	$(2,436)	$127	$1,373

NOTE 9. FAIR VALUE MEASUREMENTS
The following table summarizes our assets and (liabilities) at June 30, 2026 and December 31, 2025, respectively, that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (in thousands):

	Level	June 30, 2026	December 31, 2025
Assets of deferred compensation plan	1	$202,044	$186,870
Other depository assets	1	$243	$470
Deferred compensation plan obligations	1	$(201,964)	$(186,870)
Available-for-sale debt securities	2	$44,778	$45,004
Interest rate swaps	2	$2,007	$(3,602)
Bank debt, net	2	$(1,459,709)	$(1,455,924)
Contingent purchase price liabilities	3	$(21,012)	$(40,248)
During the six months ended June 30, 2026 and 2025, there were no transfers between the valuation hierarchy Levels 1, 2, and 3. The Company reclassified its available-for-sale debt securities from Level 1 to Level 2 as these securities are not traded on an exchange as of June 30, 2026 and December 31, 2025.
The following table summarizes the change in Level 3 fair values of our contingent purchase price liabilities for the six months ended June 30, 2026 and 2025 (pre-tax basis, in thousands):

	2026	2025
Beginning balance – December 31	$(40,248)	$(96,967)
Additions from business acquisitions	(1,835)	(2,941)
Settlement of contingent purchase price liabilities	19,493	52,662
Change in fair value of contingencies	2,117	170
Change in net present value of contingencies	(539)	(1,657)
Ending balance – June 30	$(21,012)	$(48,733)
The following table summarizes the changes in contingent purchase price consideration for previous acquisitions and contingent payments made for previous business acquisitions in the three and six months ended June 30, 2026 and 2025, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (income) expense	$(1,773)	$1,020	$(1,578)	$1,487
Cash settlement paid	$11,910	$19,245	$18,211	$48,764
Shares issued (number)	36	14	36	47
Refer to Note 8, Fair Value Measurements, to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2025, as amended, for further discussion on the fair value measurements and classification of our financial assets and liabilities.

NOTE 10. OTHER COMPREHENSIVE INCOME
The following table is a summary of other comprehensive income (loss) and discloses the tax impact of each component of other comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net unrealized (loss) gain on available-for-sale securities, net of taxes(1)	$(96)	$51	$(345)	$123
Net unrealized gain (loss) on interest rate swaps, net of taxes(2)	2,342	(2,164)	4,333	(3,465)
Foreign currency translation	10	(2)	2	(8)
Total other comprehensive income (loss), net of tax	$2,256	$(2,115)	$3,990	$(3,350)
(1)Net of income tax benefit of $39 thousand and income tax expense of $22 thousand for the three months ended June 30, 2026 and 2025, respectively. Net of income tax expense of

$138 thousand and $51 thousand for the six months ended June 30, 2026 and 2025, respectively.
(2)Net of income tax expense of $616 thousand and income tax benefit of $722 thousanrd for the three months ended June 30, 2026 and 2025, respectively. Net of income tax expense of $1,277 thousand and income tax benefit of $1,156 thousand for the six months ended June 30, 2026 and 2025, respectively.
NOTE 11. COMMON STOCK
Common Stock Issued for the Marcum Transaction - Pursuant to the Marcum Merger Agreement and as part of the total purchase price consideration, we issued shares of our common stock to the selling shareholders in the Marcum Transaction. Refer to Note 4, Business Combinations, for more detail.
Right of First Refusal Program - Pursuant to the Marcum Merger Agreement, the Company and selling shareholders entered into a Right of First Refusal Agreement (the “ROFR Agreement”). Under the ROFR Agreement, the selling shareholders granted the Company a right of first refusal to repurchase all or any portion of our common stock issued to the selling shareholders pursuant to the Marcum Merger Agreement. The Company holds the right of first refusal until November 1, 2028.
Share Repurchase Program - Over the past twenty years, our Board of Directors has annually renewed the Company’s Share Repurchase Program. On February 11, 2025, the Board of Directors renewed and authorized the Share Repurchase Program, permitting repurchases through March 31, 2026, of up to 5 million shares of our outstanding common stock (i) in the open market, (ii) in privately negotiated transactions, or (iii) under Rule 10b5-1 trading plans. On February 11, 2026, our Board of Directors authorized the continuation of the Share Repurchase Program. The continuation of the Share Repurchase Program was effective beginning on February 11, 2026 at which time the amount of shares of common stock available to be purchased by the Company was reset to 5 million shares. The Share Repurchase Program expires on March 31, 2027.
Privately negotiated transactions may include repurchases from employees, officers and directors and repurchases from former partners of Marcum pursuant to the ROFR Agreement, as discussed above.
Refer to Note 14, Common Stock, to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2025, as amended, for more detail about the Share Repurchase Program.
We repurchased 0.2 million shares of our common stock for a total cost of $7.4 million under the ROFR Agreement and 2.1 million shares of our common stock in the open market for $60.1 million during the six months ended June 30, 2026. During the six months ended June 30, 2025, we repurchased 1.0 million shares of our common stock for a cost of $71.3 million under the ROFR Agreement and no share repurchases from the open market. Additionally, to settle statutory employee withholdings related to vesting of stock awards, we repurchased 0.1 million shares of our common stock at a cost of $2.6 million during the six months ended June 30, 2026 and 0.1 million shares at a cost of $7.8 million during the six months ended June 30, 2025.
NOTE 12. EMPLOYEE STOCK PLANS
We granted various stock-based awards under the CBIZ, Inc. 2019 Stock Omnibus Incentive Plan, as amended (the “2019 Plan”). The 2019 Plan, which expires in 2029, permits a maximum of 4.6 million stock options, restricted stock or other stock-based compensation awards to be granted. The terms and vesting schedules for the stock-based awards vary by type and date of grant. Shares subject to award under the 2019 Plan may be either authorized but unissued shares of our common stock or treasury shares. Refer to Note 15, Employee Stock Plans to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2025, as amended, for further discussion on the 2019 Plan and descriptions of the types of stock-based awards.
Compensation expense for stock-based awards recognized during the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restricted stock units and awards	$6,382	$5,289	$12,752	$10,148
Performance share units	1,723	1,311	2,883	2,091
Total stock-based compensation expense	$8,105	$6,600	$15,635	$12,239
Stock Options and Restricted Stock Units and Awards – The Company did not grant any stock options, nor were any stock options exercised during the six months ended June 30, 2026. As of June 30, 2026, we have 150 thousand stock options outstanding with a weighted average exercise price per share of $35.22.
For the six months ended June 30, 2026, the Company granted a total of 698 thousand Restricted Stock Units ("RSU") to certain employees, of which 324 thousand RSUs vest on the third anniversary of the grant date, 99 thousand RSUs vest on the second anniversary of the grant date, and 275 thousand RSUs vest evenly over three years. Additionally, 42 thousand Restricted Stock Awards ("RSA") were granted to non-employee directors.
The following table presents our restricted stock units and awards activity during the six months ended June 30, 2026 (in thousands, except per share unit data):

	Restricted Stock Units and Awards
	Number of Shares	Weighted Average Grant-Date Fair Value (1)
Outstanding at beginning of year	911	$70.36
Granted	740	$28.20
Exercised or released	(104)	$69.51
Expired or canceled	(14)	$46.81
Outstanding at June 30, 2026	1,533	$50.28
(1)Represents weighted average market value of the shares; awards are granted at no cost to the recipients.

Performance Share Units (“PSUs”) – PSUs are earned based on our financial performance over a contractual term of three years and the associated expense is recognized over that period based on the fair value of the award. A three-year cliff vesting schedule of the PSUs is dependent upon the Company’s performance measured against pre-established goals which are mainly based on a weighted combination of an earnings per share target and a total growth in revenue target or relative total shareholder return target. The fair value of PSUs is calculated using the market value of a share of our common stock on the date of grant. For performance achieved above specified levels, the recipient may earn additional shares of stock, not to exceed 200% of the number of PSUs initially granted, except for the PSUs granted in 2025 that shall not exceed 300%.
The following table presents our PSUs activity during the six months ended June 30, 2026 (in thousands, except per share unit data):

	Performance Share Units	Weighted Average Grant-Date Fair Value Per Unit (1)
Outstanding at beginning of year	253	$64.83
Granted	256	$28.33
Vested	(102)	$48.40
Outstanding at June 30, 2026	407	$45.98
(1)Represents weighted average market value of the PSUs; PSUs are granted at no cost to the recipients.

NOTE 13. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2026 and 2025 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$18,604	$41,942	$171,391	$164,715
Denominator:
Basic
Weighted average common shares outstanding	59,500	63,542	60,444	63,692
Diluted
Stock options (1)	10	77	14	81
Restricted stock units and awards (1)	153	165	48	187
Performance share units	40	—	40	—
Diluted weighted average common shares outstanding (2)	59,703	63,784	60,546	63,960
Basic earnings per share	$0.31	$0.66	$2.84	$2.59
Diluted earnings per share	$0.31	$0.66	$2.83	$2.58
(1)A total of 850 thousand and 1,271 thousand shares of stock-based awards were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2026, respectively, as their effect would be anti-dilutive. A total of 63 thousand and 79 thousand shares of stock-based awards were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2025.
(2)The denominator used in calculating diluted earnings per share did not include 367 thousand PSUs for the three and six months ended June 30, 2026. The denominator used in calculating diluted earnings per share did not include 239 thousand PSUs for the three and six months ended June 30, 2025. The performance conditions associated with these PSUs were not met and consequently none of these PSUs were considered as issuable for the three and six months ended June 30, 2026 and 2025.
NOTE 14. GOODWILL
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

During the first quarter of 2026, we experienced a decline in the Company's market capitalization. This decline, along with increases in discount rates used in the aforementioned quantitative impairment analysis, reduced the excess of fair value over carrying value of our Financial Accounting Services reporting unit within the Financial Services practice group and our Property and Casualty reporting unit within our Benefits and Insurance Services practice group as of March 31, 2026. During the second quarter of 2026, the Company's market capitalization improved, and we performed a qualitative assessment of its goodwill and concluded that it was more likely than not the fair values of the Company's reporting units exceeded their respective carrying value, and therefore, goodwill related to the Company's reporting units was determined to not be impaired.
It is possible, depending upon a number of factors that are not determinable at this time or within our control, that the fair value of one or more of our reporting units could decrease in the future, which could result in an impairment to goodwill. Such factors include failure to achieve the anticipated benefits of the Marcum Transaction, significant negative industry or economic trends, disruptions to our business, adverse changes resulting from new governmental regulations, negative impact on client list due to loss of customers, impact on client list due to declining revenue of existing customers, or divestitures. Additionally, further declines in our market capitalization may result in the need for impairment assessments in the future, which could result in the recognition of an impairment charge. Further, any significant adverse change in our near or long-term projections or macroeconomic conditions could result in future impairment charges, which could be material.
A summary of changes in the carrying amount of goodwill by operating segment for the six months ended June 30, 2026 is as follows (in thousands):

	Financial Services	Benefits and Insurance Services	National Practice	Total
Gross Goodwill at December 31, 2025	$2,039,675	$340,238	$33,873	$2,413,786
Accumulated impairment	(44,047)	(7,733)	(32,207)	(83,987)
Goodwill, Net at December 31, 2025	1,995,628	332,505	1,666	2,329,799
Additions	11,470	—	—	11,470
Transfer - Gross goodwill(1)	33,873	—	(33,873)	—
Transfer - Accumulated impairment(1)	(32,207)	—	32,207	—
Gross Goodwill at June 30, 2026	2,085,018	340,238	—	2,425,256
Accumulated impairment	(76,254)	(7,733)	—	(83,987)
Goodwill, Net at June 30, 2026	$2,008,764	$332,505	$—	$2,341,269
(1)Reflects change in reporting units which is the transfer of the reporting unit previously included under the National Practice segment to the Financial Services segment during the six months ended June 30, 2026.
NOTE 15. SEGMENT DISCLOSURES
As discussed in Note 14. Goodwill, the National Practices reportable segment, which consisted of a single reporting unit, was combined with a reporting unit included in the Financial Services practice group to better align our current internal management information reviewed by Chief Operating Decision Maker and reporting structure with the services provided. As a result of these changes, we now operate with two reportable segments: Financial Services and Benefits and Insurances Services. Financial results of the Financial Service Practice Group for the three and six months ended June 30, 2025 were adjusted to reflect the change in reportable segments.
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
Accounting policies of the practice groups are the same as those described in Note 1, Basis of Presentation and Significant Accounting Policies, to the Annual Report on Form 10-K for the year ended December 31, 2025, as amended. Upon consolidation, intercompany accounts and transactions are eliminated, thus inter-segment revenue is not included in the measure of profit or loss for the practice groups. Performance of the practice groups is evaluated on income (loss) before income tax expense (benefit) excluding those costs listed above, which are reported in “Corporate and Other."
The practice groups respective revenue and pre-tax income, significant segment expenses, and a reconciliation of segment profit or loss measure to the consolidated income before income tax expense for the three and six months ended June 30, 2026 and 2025 is presented below. The segment profit or loss measure for the three and six months ended June 30, 2025 has been restated and reflects the current two reportable segments. We do not manage our assets on a segment basis, therefore segment assets are not presented below.
Segment information for the three months ended June 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended June 30, 2026
	Financial Services	Benefits and Insurance Services	Total
Revenue from external customers	$580,324	$101,882	$682,206

Significant expenses:
Personnel costs	379,658	65,335	444,993
Facility costs	21,550	3,207	24,757
Other costs, gains, and losses, net (1)	98,719	17,693	116,412
Total segment expense	499,927	86,235	586,162
Segment income before income tax expense	80,397	15,647	96,044

Corporate & other:
Unallocated corporate operating expenses			23,661
General & administrative expenses			38,366
Interest expense			24,308
Other expense, net			(13,977)
Consolidated income before income tax expense			$23,686

	Three Months Ended June 30, 2025
	Financial Services	Benefits and Insurance Services	Total
Revenue from external customers	$581,567	$101,929	$683,496

Significant expenses:
Personnel costs	388,625	65,078	453,703
Facility costs	23,639	3,195	26,834
Other costs, gains, and losses, net (1)	82,701	15,688	98,389
Total segment expense	494,965	83,961	578,926
Segment income before income tax expense	86,602	17,968	104,570

Corporate & other:
Unallocated corporate operating expenses			16,638
General & administrative expenses			27,637
Interest expense			27,867
Other expense, net			(25,351)
Consolidated income before income tax expense			$57,779

	Six Months Ended June 30, 2026
	Financial Services	Benefits and Insurance Services	Total
Revenue from external customers	$1,320,654	$210,131	$1,530,785

Significant expenses:
Personnel costs	787,430	130,022	917,452
Facility costs	50,012	6,431	56,443
Other costs, gains, and losses, net (1)	194,128	34,641	228,769
Total segment expense	1,031,570	171,094	1,202,664
Segment income before income tax expense	289,084	39,037	328,121

Corporate & other:
Unallocated corporate operating expenses			30,219
General & administrative expenses			79,877
Interest expense			48,224
Gain from acquisition related adjustment			(57,955)
Other income, net			(10,459)
Consolidated income before income tax expense			$238,215

	Six Months Ended June 30, 2025
	Financial Services	Benefits and Insurance Services	Total
Revenue from external customers	$1,306,605	$214,905	$1,521,510

Significant expenses:
Personnel costs	810,082	131,743	941,825
Facility costs	47,351	6,403	53,754
Other costs, gains, and losses, net (1)	158,105	30,846	188,951
Total segment expense	1,015,538	168,992	1,184,530
Segment income before income tax expense	291,067	45,913	336,980

Corporate & other:
Unallocated corporate operating expenses			20,435
General & administrative expenses			55,707
Interest expense			53,023
Other income, net			(22,874)
Consolidated income before income tax expense			$230,689
(1)Other costs, gains, and losses, net primarily consist of travel and entertainment costs, computer and technology related costs, depreciation and amortization expenses, and other discretionary costs.

NOTE 16. SUBSEQUENT EVENTS

On July 28, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Viking ParentCo, Inc., a Delaware corporation (“Parent”), and Viking MergerCo, Inc., a Delaware corporation and a direct wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, upon the terms and subject to the conditions set forth therein,

Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the proposed Merger as a direct wholly owned subsidiary of Parent.
Pursuant to the Merger Agreement, upon the consummation of the proposed Merger transaction, each share of common stock, par value $0.01 per share, of the Company (the “Shares” and each a “Share”) issued and outstanding immediately prior to the effective time of the Merger (other than certain excluded shares as set forth in the Merger Agreement) will be converted into the right to receive $55.00 per share in cash, without interest thereon (the “Merger Consideration”). The Merger Agreement also provides for the treatment of the Company’s outstanding equity awards in accordance with its terms upon consummation of the proposed Merger.
The completion of the proposed Merger is subject to customary closing conditions, including approval by the Company’s stockholders, the receipt of required regulatory approvals, the absence of any law or order prohibiting the consummation of the transaction and no material adverse effect having occurred since the signing of the Merger Agreement. The Merger Agreement also contains customary representations, warranties, covenants, and termination provisions.
If the Merger Agreement is consummated, we will become a privately held company and our common stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934, as amended.
A copy of the Merger Agreement is incorporated by reference as Exhibit 2.1 to this Quarterly Report on Form 10-Q.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we," “us," “our," "CBIZ" or the "Company" shall mean CBIZ, Inc., and its operating subsidiaries.
The following discussion is intended to assist in the understanding of our financial position at June 30, 2026 and December 31, 2025, results of operations for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025, and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2025, as amended. This discussion and analysis contains forward-looking statements and should be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025, as amended.
OVERVIEW
We provide professional business services, products and solutions that help our clients grow and succeed by better managing their finances and employees. These services are primarily provided to small and medium-sized businesses, as well as individuals, governmental entities, and not-for-profit enterprises throughout the United States and parts of Canada. As discussed in Note 14, Goodwill, the National Practices practice group, which consisted of a single reporting unit, is now included in the Financial Services practice group to align our internal management and reporting structure with the services provided. As a result of these changes, we now operate with two reportable segments: Financial Services and Benefits and Insurances Services. Financial results of the Financial Service Practice Group for the three and six months ended June 30, 2025 were adjusted to reflect the change in reportable segments.
Refer to the Annual Report on Form 10-K for the year ended December 31, 2025, as amended, for further discussion of our business and strategies, as well as the external relationships and regulatory factors that currently impact our operations.

PROPOSED MERGER
On July 28, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Viking ParentCo., Inc. a Delaware corporation (“Parent”), and Viking MergerCo, Inc., a Delaware corporation and a direct wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the proposed Merger as a direct wholly owned subsidiary of Parent.

Pursuant to the Merger Agreement, upon the consummation of the proposed Merger transaction, each share of common stock, par value $0.01 per share, of the Company (the “Shares” and each a “Share”) issued and outstanding immediately prior to the effective time of the Merger (other than certain excluded shares as set forth in the Merger Agreement) will be converted into the right to receive $55.00 per share in cash, without interest thereon (the “Merger Consideration”). The Merger Agreement also provides for the treatment of the Company’s outstanding equity awards in accordance with its terms upon consummation of the proposed Merger.
See Note 16, “Subsequent Events” in Item 1 of this Form 10-Q for further details regarding the proposed Merger. See the section titled, “Risk Factors” included under Part II, Item 1A of this Report for more information regarding risks associated with the proposed Merger.

EXECUTIVE SUMMARY
Revenue for the three months ended June 30, 2026 decreased by $1.3 million, or 0.2%, to $682.2 million from $683.5 million for the same period in 2025. Same-unit revenue decreased by approximately $3.5 million, or 0.5%, as compared to the same period in 2025. Revenue from newly acquired operations contributed $2.2 million of incremental revenue for the three months ended June 30, 2026, as compared to the same period in 2025. A detailed discussion of revenue for the three months ended June 30, 2026 by practice group is included under "Operating Practice Groups."
Revenue for the six months ended June 30, 2026 increased by $9.3 million, or 0.6%, to $1,530.8 million from $1,521.5 million for the same period in 2025. Same-unit revenue increased by approximately $5.0 million or 0.3%, as compared to the same period in 2025. Revenue from newly acquired operations contributed $4.3 million of incremental revenue for the six months ended June 30, 2026, as compared to the same period in 2025. A detailed discussion of revenue for the six months ended June 30, 2026 by practice group is included under "Operating Practice Groups."
For the three months ended June 30, 2026, net income was $18.6 million, or $0.31 per diluted share, compared to $41.9 million, or $0.66 per diluted share, for the same period in 2025. For the six months ended June 30, 2026, net income was $171.4 million, or $2.83 per diluted share, compared to $164.7 million, or $2.58 per diluted share, for the same period in 2025. Refer to “Results of Operations" for a detailed discussion of the components of net income.
The uncertainty in the current economic and geopolitical environment may lead to softness in the demand for the nonrecurring project-based services we offer. We expect this softness in demand caused by the current economic and geopolitical environment could continue and may limit management's ability to accurately forecast demand for the remainder of 2026.
Strategic Use of Capital
Our primary business objective is funding organic growth acceleration and meeting working capital needs. This includes investments in client service delivery and emerging technology that support revenue growth and enhance operational excellence. Following the completion of the Marcum Transaction, our second priority is to pay down debt to be at a net leverage ratio of less than 2.5x over time. As a result of the Marcum Transaction and related 2024 Credit Facilities, we have $1,473.5 million of outstanding debt under the 2024 Credit Facilities as of June 30, 2026. In addition, we believe that repurchasing shares of our common stock can be an attractive use of capital and an efficient means to provide value to our stockholders. We will also remain focused on making strategic acquisitions that allow us to strengthen our presence in existing markets, expand into high growth industries, and broaden our services to our clients.
During the six months ended June 30, 2026, we repurchased 0.2 million shares of our common stock for a total cost of $7.4 million under the ROFR Agreement and 2.1 million shares of our common stock in the open market for $60.1 million pursuant to our Share Repurchase Program (defined below). Additionally, to settle statutory employee withholdings related to vesting of stock awards, we repurchased 0.1 million shares of our common stock at a cost of $2.6 million during the six months ended June 30, 2026. During the six months ended June 30, 2025, we repurchased 1.0 million shares of our common stock for a cost of $71.3 million under the ROFR Agreement and no share repurchases from the open market. To settle statutory employee withholdings related to vesting of stock awards, we repurchased 0.1 million shares at a cost of $7.8 million during the six months ended June 30, 2025. Refer to Note 11, Common Stock, to the accompanying unaudited condensed consolidated financial statements for further details.
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
RESULTS OF OPERATIONS
Revenue
The following tables summarize total revenue for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	% of Total	2025(1)	% of Total	$ Change	% Change
	(Amounts in thousands, except percentages)
Financial Services	$580,324	85.1%	$581,567	85.1%	$(1,243)	(0.2)%
Benefits and Insurance Services	101,882	14.9%	101,929	14.9%	(47)	—%
Total CBIZ	$682,206	100.0%	$683,496	100.0%	$(1,290)	(0.2)%

	Six Months Ended June 30,
	2026	% of Total	2025(1)	% of Total	$ Change	% Change
	(Amounts in thousands, except percentages)
Financial Services	$1,320,654	86.3%	$1,306,605	85.9%	$14,049	1.1%
Benefits and Insurance Services	210,131	13.7%	214,905	14.1%	(4,774)	(2.2)%
Total CBIZ	$1,530,785	100.0%	$1,521,510	100.0%	$9,275	0.6%

(1)During the six months ended June 30, 2026, the National Practice practice group was combined with the Financial Service practice group to better align with internal management and reporting structure. As a result, the Financial Services revenue for the three and six months ended June 30, 2025 was adjusted to reflect this change.
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
Refer to Note 13, Employee Benefits, to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2025, as amended, for further discussion on the Non-qualified Deferred Compensation Plan.
Income and expenses related to the deferred compensation plan assets for the three and six months ended June 30, 2026 and 2025 were recorded as follows (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
Income statement line items:	2026	2025	2026	2025
Operating expense	$17,113	$11,717	$14,044	$9,285
Corporate general & administrative expense	2,298	1,458	1,979	1,339
Other income, net	19,411	13,175	16,023	10,624

Excluding the impact of the above-mentioned income and expenses related to the deferred compensation plan, the operating results for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,
	2026				2025
	(Amounts in thousands, except percentages)
	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue
Gross margin	$72,438	$17,113	$89,551	13.1%	$87,909	$11,717	$99,626	14.6%
Operating income	34,072	19,411	53,483	7.8%	60,272	13,175	73,447	10.7%
Other income, net	13,949	(19,411)	(5,462)	(0.8)%	25,374	(13,175)	12,199	1.8%
Income before income tax expense	23,686	—	23,686	3.5%	57,779	—	57,779	8.5%

	Six Months Ended June 30,
	2026				2025
	(Amounts in thousands, except percentages)
	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue
Gross margin	$298,455	$14,044	$312,499	20.4%	$316,011	$9,285	$325,296	21.4%
Operating income	218,578	16,023	234,601	15.3%	260,304	10,624	270,928	17.8%
Other income, net	9,933	(16,023)	(6,090)	(0.4)%	23,408	(10,624)	12,784	0.8%
Income before income tax expense	238,215	—	238,215	15.6%	230,689	—	230,689	15.2%

Operating Expenses
The following tables summarize total operating expenses for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025(1)	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating expenses by segment:
Financial Services	$499,812	$494,939	$4,873	1.0%
Benefits and Insurance Services	86,295	84,007	2,288	2.7%
Corporate and Other	23,661	16,641	7,020	42.2%
Total Operating expenses	$609,768	$595,587	$14,181	2.4%
Operating expenses % of revenue	89.4%	87.1%
Operating expenses excluding deferred compensation	$592,655	$583,870	$8,785	1.5%
Operating expenses excluding deferred compensation % of revenue	86.9%	85.4%

	Six Months Ended June 30,
	2026	2025(1)	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating expenses by segment:
Financial Services	$1,030,582	$1,015,697	$14,885	1.5%
Benefits and Insurance Services	171,529	169,365	2,164	1.3%
Corporate and Other	30,219	20,437	9,782	47.9%
Total Operating expenses	$1,232,330	$1,205,499	$26,831	2.2%
Operating expenses % of revenue	80.5%	79.2%
Operating expenses excluding deferred compensation	$1,218,286	$1,196,214	$22,072	1.8%
Operating expenses excluding deferred compensation % of revenue	79.6%	78.6%
(1)During the six months ended June 30, 2026, the National Practice practice group was combined with the Financial Service practice group to better align with internal management and reporting structure. As a result, the Financial Services operating expenses for the three and six months ended June 30, 2025 was adjusted to reflect this change.
Three months ended June 30, 2026 compared to June 30, 2025. Total operating expenses for the three months ended June 30, 2026 increased by $14.2 million, or 2.4%, to $609.8 million as compared to $595.6 million in the same period in 2025. The deferred compensation plan increased operating expenses by $17.1 million for the three months ended June 30, 2026 and increased operating expenses by $11.7 million in the same period in 2025. Excluding the deferred compensation expenses, which were recorded in "Corporate and Other" for segment reporting purposes, operating expenses would have been $592.7 million and $583.9 million, or 86.9% and 85.4% of revenue, for the three months ended June 30, 2026 and 2025, respectively. In addition, operating expenses for the three months ended June 30, 2026 included approximately $14.8 million of integration costs associated with the Marcum Transaction, and the operating expenses for the three months ended June 30, 2025 included approximately $11.1 million of integration costs associated with the Marcum Transaction.
The majority of our operating expenses relate to personnel costs, which include (i) salaries and benefits, (ii) commissions paid to producers, (iii) incentive compensation, and (iv) stock-based compensation. Excluding the impact of deferred compensation, which was recorded in "Corporate and Other" for segment reporting purposes, operating expenses increased by approximately $8.8 million during the three months ended June 30, 2026 as compared to the same period in 2025, driven by $11.5 million higher personnel costs and $2.3 million higher direct costs, partially offset by $1.7 million lower depreciation and amortization costs, $2.9 million lower facility costs, and $3.4 lower professional service costs . Personnel costs are discussed in further detail under “Operating Practice Groups” below.
Six months ended June 30, 2026 compared to June 30, 2025. Total operating expenses for the six months ended June 30, 2026 increased by $26.8 million, or 2.2%, to $1,232.3 million as compared to $1,205.5 million in the same period in 2025. The deferred compensation plan increased operating expenses by $14.0 million for the six months ended June 30, 2026 and increased operating expenses by $9.3 million during the same period in 2025. Excluding the impact of deferred compensation, which was recorded in "Corporate and Other" for segment reporting purposes, operating expenses would have been $1,218.3 million and $1,196.2 million, or 79.6% and 78.6% of revenue, for the six months ended June 30, 2026 and 2025, respectively. In addition, operating expense for the six months ended June 30, 2026 and 2025, included approximately $38.7 million and $20.1 million, respectively, of integration costs associated with the Marcum Transaction.
The majority of our operating expenses relate to personnel costs, which include (i) salaries and benefits, (ii) commissions paid to producers, (iii) incentive compensation, and (iv) stock-based compensation. Excluding the impact of deferred compensation, which was recorded in "Corporate and Other" for segment reporting purposes, operating expenses increased by approximately $22.1 million during the six months ended June 30, 2026 as compared to the same period in 2025, driven by $13.3 million in higher personnel costs, $1.7 million higher facility costs, $3.0 million higher technology costs, $3.2 million higher direct costs, and $1.5 million higher travel and entertainment costs, partially offset by $2.8 million lower professional service costs.

Corporate General & Administrative (“G&A”) Expenses

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(Amounts in thousands, except percentages)
G&A expenses	$38,366	$27,637	$10,729	38.8%
G&A expenses % of revenue	5.6%	4.0%
G&A expenses excluding deferred compensation	$36,068	$26,179	$9,889	37.8%
G&A expenses excluding deferred compensation % of revenue	5.3%	3.8%

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(Amounts in thousands, except percentages)
G&A expenses	$79,877	$55,707	$24,170	43.4%
G&A expenses % of revenue	5.2%	3.7%
G&A expenses excluding deferred compensation	$77,898	$54,368	$23,530	43.3%
G&A expenses excluding deferred compensation % of revenue	5.1%	3.6%

Three months ended June 30, 2026 compared to June 30, 2025. The deferred compensation plan increased G&A expenses by $2.3 million for the three months ended June 30, 2026, and by $1.5 million during the same period in 2025. The G&A expenses, excluding the impact of the deferred compensation plan, would have been $36.1 million, or 5.3% of revenue, for the three months ended June 30, 2026, compared to $26.2 million, or 3.8% of revenue, for the same period in 2025, an increase of approximately $9.9 million. The increase was primarily driven by $4.8 million in higher personnel costs, $4.8 million higher professional services costs, $1.4 million higher marketing costs, and $1.4 million higher technology costs, partially offset by $0.5 million decrease in other discretionary costs. The G&A expenses for the three months ended June 30, 2026 and 2025 included approximately $4.5 million and $8.1 million of integration costs primarily associated with the Marcum Transaction.
Six months ended June 30, 2026 compared to June 30, 2025. The deferred compensation plan increased G&A expenses by $2.0 million for the six months ended June 30, 2026, and increased G&A expenses by $1.3 million during the same period in 2025. G&A expenses, excluding the impact of the deferred compensation plan, would have been $77.9 million, or 5.1% of revenue, for the six months ended June 30, 2026, compared to $54.4 million, or 3.6% of revenue, for the same period in 2025, an increase of $23.5 million. The increase in G&A expenses was primarily due to approximately $17.2 million of higher personnel costs driven by $10.9 million cumulative impact of the ESPP correction and higher compensation, $2.6 million higher technology costs, $2.0 million higher professional services costs, $0.6 million higher facility costs, and $2.6 million higher other discretionary spending to support business growth. The G&A expenses for the six months ended June 30, 2026 and 2025, included approximately $7.6 million and $14.8 million, respectively, of integration costs primarily associated with the Marcum Transaction.

Other Income (Expense), Net

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(Amounts in thousands, except percentages)
Interest expense	$(24,335)	$(27,867)	$3,532	(12.7)%
Other income, net (1)	13,949	25,374	(11,425)	(45.0)%
Total other expense, net	$(10,386)	$(2,493)	$(7,893)	316.6%

(1)Other income, net includes a net gain of $19.4 million during the three months ended June 30, 2026, compared to a net gain of $13.2 million for the same period in 2025, associated with the value of investments held in a rabbi trust related to the deferred compensation plan, which were recorded in "Corporate and Other" for segment reporting purposes. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan are offset by a corresponding increase or decrease to compensation expense, which is recorded as “Operating expenses” and “G&A expenses.” The deferred compensation plan has no impact on “Income before income tax expense” or diluted earnings per share. In addition, included in other income (expense), net for the three months ended June 30, 2026 and 2025, is an income of $1.8 million and an expense of $1.0 million, respectively, related to net changes in the fair value of contingent consideration related to prior acquisitions.

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(Amounts in thousands, except percentages)
Interest expense	$(48,251)	$(53,023)	$4,772	(9.0)%
Gain from acquisition related adjustment, net	57,955	—	57,955	N/M
Other income, net (2)	9,933	23,408	(13,475)	(57.6)%
Total other income (expense), net	$19,637	$(29,615)	$49,252	(166.3)%

(2)Other income, net includes a net gain of $16.0 million during the six months ended June 30, 2026, compared to a net gain of $10.6 million for the same period in 2025, associated with the value of investments held in a rabbi trust related to the deferred compensation plan, which were recorded in "Corporate and Other" for segment reporting purposes. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan are offset by a corresponding increase or decrease to compensation expense, which is recorded as “Operating expenses” and “G&A expenses.” The deferred compensation plan has no impact on “Income before income tax expense” or diluted earnings per share. In addition, included in other income, net for the six months ended June 30, 2026 and 2025, is an income of $1.6 million and an expense of $1.5 million, respectively, related to changes in the fair value of contingent consideration related to prior acquisitions.
Interest Expense
Three and six months ended June 30, 2026 compared with June 30, 2025. During the three months ended June 30, 2026, our average debt balance and weighted average effective interest rate were $1,505.2 million and 6.01%, respectively, compared to $1,542.4 million and 6.75%, respectively, for the same period in 2025. The decrease in interest expense for the three months ended June 30, 2026 as compared to the same period in 2025 was primarily driven by the lower average debt balance and interest rates.
During the six months ended June 30, 2026, our average debt balance and interest rate were $1,486.0 million and 6.06%, respectively, compared to $1,493.2 million and 6.67%, respectively, for the same period in 2025. The decrease in interest expense for the six months ended June 30, 2026 as compared to the same period in 2025 was $4.8 million. This was primarily driven by the lower average debt balance and interest rates.
Our indebtedness is further discussed in Note 6, Debt and Financing Arrangements, to the accompanying unaudited condensed consolidated financial statements.
Gain from acquisition related adjustment, net
Three and six months ended June 30, 2026 compared with June 30, 2025. During the six months ended June 30, 2026, our gain from acquisition related adjustment, net was $58.0 million, compared to no gain for the same periods in 2025. As stated in Note 4, Business Combinations, to the accompanying unaudited condensed consolidated financial statements, the Company recorded a $57.2 million working capital adjustment and related purchase price settlement, which was recognized as a gain within acquisition related adjustments in Total other income (expense), net in the consolidated statements of operations. Additionally, the Company also recorded an adjustment related to acquisitions of $0.8 million within gains from acquisition related adjustments during the six months ended June 30, 2026.
Other Income, Net
Three and six months ended June 30, 2026 compared with June 30, 2025.
For the three months ended June 30, 2026, Other income, net includes a net gain of $19.4 million associated with the non-qualified deferred compensation plan. For the same period in 2025, Other income, net includes a net gain of $13.2 million associated with the non-qualified deferred compensation plan. Excluding the impact of the deferred compensation plan from Other income, net for the three months ended June 30, 2026 would have been an expense of $5.5 million as compared to an income of $12.2 million in the same period in 2025, a decrease of approximately $17.7 million. The decrease was primarily due to a $7.2 million legal settlement loss recorded in the three months ended June 30, 2026 as compared to a $12.5 million gain from a legal settlement recorded in the same period in 2025.
For the six months ended June 30, 2026, Other income (expense), net includes a net gain of $16.0 million associated with the non-qualified deferred compensation plan. For the same period in 2025, Other income (expense),net includes a net gain of $10.6 million associated with the non-qualified deferred compensation plan. Excluding the impact of the deferred compensation plan, the other income, net for the six months ended June 30, 2026 would have been an expense of approximately $6.1 million, as compared to an income of $12.8 million during the same period in 2025, a decrease of approximately $18.9 million. The decrease was primarily due to a $7.2 million legal settlement loss recorded in the three months ended June 30, 2026 as compared to a $12.5 million gain from a legal settlement recorded in the same period in 2025.
Income Tax Expense

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(Amounts in thousands, except percentages)
Income tax expense	$5,082	$15,837	$(10,755)	(67.9)%
Effective tax rate	21.5%	27.4%

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(Amounts in thousands, except percentages)
Income tax expense	$66,824	$65,974	$850	1.3%
Effective tax rate	28.1%	28.6%

Three and six months ended June 30, 2026 compared with June 30, 2025. The effective tax rate for the three months ended June 30, 2026 was 21.5%, compared to 27.4% for the same period in 2025. The decrease in the effective tax rate is primarily attributed to a tax benefit recognized in the current period related to the purchase of certain transferrable tax credits, partially offset by tax expense related to stock-based compensation. The decrease in income tax expense of $10.8 million for the three months ended June 30, 2026, when compared to the same period in 2025, was primarily driven by the lower pre-tax income in 2026 and the tax benefit recognized from the purchase of certain transferrable tax credits.

The effective tax rate for the six months ended June 30, 2026 was 28.1%, compared to 28.6% for the same period in 2025. The decrease in the effective tax rate is primarily attributed to a tax benefit recognized in the current period related to the purchase of certain transferrable tax credits, partially offset by tax expense related to stock-based compensation. Income tax expense increased by $0.9 million for the six months ended June 30, 2026, when compared to the same period in 2025, primarily due to higher pre-tax income and tax expense related to stock-

based compensation, partially offset by the tax benefit recognized from the purchase of certain transferrable tax credits.
Operating Practice Groups
During the six months ended June 30, 2026, the National Practice practice group was combined with the Financial Service practice group to better align with internal management and reporting structure. As a result of these changes, we now operate with two reportable segments: Financial Services and Benefits and Insurances Services. Financial results of the Financial Service Practice Group for the three and six months ended June 30, 2025, were adjusted to reflect the change in reportable segments. A description of these groups' operating results and factors affecting their businesses is provided below.
Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. Divested operations represent operations that did not meet the criteria for treatment as discontinued operations.
Financial Services

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue
Same-unit	$578,207	$581,567	$(3,360)	(0.6)%
Acquired businesses	2,117	—	2,117	N/M
Total revenue	$580,324	$581,567	$(1,243)	(0.2)%
Operating expenses	499,812	494,939	4,873	1.0%
Gross margin / Operating income	80,512	86,628	(6,116)	(7.1)%
Total other expense, net	(115)	(26)	(89)	N/M
Income before income tax expense	$80,397	$86,602	$(6,205)	(7.2)%
Gross margin percent	13.9%	14.9%

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue
Same-unit	$1,316,342	$1,306,605	$9,737	0.7%
Acquired businesses	4,312	—	4,312	N/M
Total revenue	$1,320,654	$1,306,605	$14,049	1.1%
Operating expenses	1,030,582	1,015,697	14,885	1.5%
Gross margin / Operating income	$290,072	$290,908	(836)	(0.3)%
Total other (expense) income, net	(988)	159	(1,147)	N/M
Income before income tax expense	$289,084	$291,067	$(1,983)	(0.7)%
Gross margin percent	22.0%	22.3%

Three months ended June 30, 2026 compared to June 30, 2025.
Revenue
The Financial Services practice group revenue for the three months ended June 30, 2026 decreased by 0.2% to $580.3 million from $581.6 million during the same period in 2025. Same-unit revenue declined by $3.4 million, or 0.6%, primarily driven by those units that provide traditional accounting and tax-related services, which decreased $8.0 million and by those units that provide project based advisory services, which decreased by $1.4 million, The decrease was partially offset by the increase in revenue from the units that provide government healthcare compliance business consulting, which increased by approximately $3.5 million, and the units that provide technology services, which increased by $2.4 million.

We provide a range of services to affiliated CPA firms under joint referral and administrative service agreements (“ASAs”). Fees earned under the ASAs are recorded as revenue in the accompanying Condensed Consolidated Statements of Comprehensive Income and were approximately $148.6 million and $164.7 million for the three months ended June 30, 2026 and 2025, respectively.
Operating Expenses
Operating expenses for the three months ended June 30, 2026 increased by $4.9 million, or 1.0%, as compared to the same period in 2025. The increase is primarily due to increases in direct costs and other discretionary spending. Operating expenses as a percentage of revenue increased slightly to 86.1% for the three months ended June 30, 2026 from 85.1% of revenue for the same period in 2025.
Six months ended June 30, 2026 compared to June 30, 2025.
Revenue
Revenue for the six months ended June 30, 2026 grew by 1.1% to $1,320.7 million from $1,306.6 million during the same period in 2025. Same-unit revenue increased by $9.7 million, or 0.7%, This increase was primarily driven by those units that provide advisory services, which increased by $5.9 million, the units that provide technology services, which increased $2.6, and the units that provide government healthcare compliance business consulting, which increased by approximately $4.0 million. The increase was partially offset by a $2.8 million decrease in traditional accounting and tax services.
Fees earned under the ASAs, as described above, were approximately $368.0 million and $398.7 million for the six months ended June 30, 2026 and 2025, respectively.
Operating Expenses
Operating expenses for the six months ended June 30, 2026 increased by $14.9 million, or 1.5%, as compared to the same period in 2025. Compared to the same period in 2025, facility costs, subscription costs, travel and entertainment costs, and direct costs increased by approximately $2.7 million, $2.2 million, $1.3 million, and $2.1 million, respectively. Operating expense as a percentage of revenue was 78.0% and 77.7% during the six months ended June 30, 2026 and 2025, respectively.
Benefits and Insurance Services

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue	$101,882	$101,929	$(47)	—%
Operating expenses	86,295	84,007	2,288	2.7%
Gross margin / Operating income	15,587	17,922	(2,335)	(13.0)%
Total other income, net	60	46	14	30.4%
Income before income tax expense	$15,647	$17,968	$(2,321)	(12.9)%
Gross margin percent	15.3%	17.6%

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue	$210,131	$214,905	$(4,774)	(2.2)%
Operating expenses	171,529	169,365	2,164	1.3%
Gross margin / Operating income	38,602	45,540	(6,938)	(15.2)%
Total other income, net	435	373	62	16.6%
Income before income tax expense	$39,037	$45,913	$(6,876)	(15.0)%
Gross margin percent	18.4%	21.2%

Three months ended June 30, 2026 compared to June 30, 2025.
Revenue
The Benefits and Insurance Services practice group revenue growth was relatively flat at $101.9 million during the three months ended June 30, 2026 as compared to $101.9 million for the same period in 2025.
Operating Expenses
Operating expenses for the three months ended June 30, 2026 increased by $2.3 million, or 2.7%, when compared to the same period in 2025. The increase was not material, and operating expenses within the Benefits and Insurance practice group remained generally consistent period over period. Operating expenses as a percentage of revenue increased slightly to 84.7% for the quarter ended June 30, 2026 from 82.4% of revenue for the same period in 2025 due to decrease in revenue.
Six months ended June 30, 2026 compared to June 30, 2025.
Revenue
The Benefits and Insurance Services practice group revenue decreased by $4.8 million, or 2.2%, to $210.1 million during the six months ended June 30, 2026 compared to $214.9 million for the same period in 2025. The decrease was primarily driven by a $3.4 million decrease in property and casualty services and $1.2 million from human capital related services. and a $1.8 million decrease in retirement benefit and other services. These decreases were partially offset by a $1.6 million increase in Employee Benefit Services revenue.
Operating Expenses
Operating expenses for the six months ended June 30, 2026 increased by $2.2 million, or 1.3%, when compared to the same period in 2025. The increase was not material, and operating expenses within the Benefits and Insurance practice group remained generally consistent period over period. Operating expense as a percentage of revenue increased to 81.6% during the six months ended June 30, 2026 as compared to 78.8% of revenue for the same period in 2025 due to decrease in revenue.

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

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating expenses	$23,661	$16,638	$7,023	42.2%
Corporate general and administrative expenses	38,366	27,637	10,729	38.8%
Operating loss	(62,027)	(44,275)	(17,752)	40.1%
Total other expense, net	(10,331)	(2,514)	(7,817)	310.9%
Loss before income tax expense	$(72,358)	$(46,789)	$(25,569)	54.6%

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating expenses	$30,219	$20,435	$9,784	47.9%
Corporate general and administrative expenses	79,877	55,707	24,170	43.4%
Operating loss	(110,096)	(76,142)	(33,954)	44.6%
Total other income (expense), net	20,190	(30,149)	50,339	(167.0)%
Loss before income tax expense	$(89,906)	$(106,291)	$16,385	(15.4)%
Three months ended June 30, 2026 compared to June 30, 2025.
Total operating expenses increased by $7.0 million during the three months ended June 30, 2026, as compared to the same period in 2025. The non-qualified deferred compensation plan increased operating expenses by $17.1 million for the three months ended June 30, 2026 and increased operating expenses by $11.7 million during the same period in 2025. Excluding the impact of non-qualified deferred compensation plan, Corporate operating expenses increased by $1.6 million during the three months ended June 30, 2026, as compared to the same period in 2025. The increase was primarily driven by $1.4 million higher technology costs, $0.3 million higher depreciation costs, $0.4 million higher travel and entertainment costs, $0.3 million higher marketing costs, offset by $0.5 million decrease in facility related costs, and $0.3 million other discretionary costs.
Total corporate G&A expenses increased by $10.7 million, or 38.8%, during the three months ended June 30, 2026, as compared to the same period in 2025. The non-qualified deferred compensation plan increased corporate G&A expenses by $2.3 million for the three months ended June 30, 2026 and increased corporate G&A expenses by $1.5 million during the same period in 2025. Excluding the impact of the non-qualified deferred compensation plan, corporate G&A expense increased by approximately $9.9 million during the three months ended June 30, 2026, as compared to the same period in 2025. The increase was primarily driven by $4.8 million in higher personnel costs, $4.8 million higher professional services costs, $1.4 million higher marketing costs, and $1.4 million higher technology costs, partially offset by $0.5 million decrease in other discretionary costs. The G&A expenses for the three months ended June 30, 2026 and 2025 included approximately $4.5 million and $8.1 million of integration costs primarily associated with the Marcum Transaction.
Total other expense, net increased by $7.8 million during the three months ended June 30, 2026, as compared to the same period in 2025. For the three months ended June 30, 2026, total other expense, net included a net gain of $19.4 million associated with the non-qualified deferred compensation plan. For the same period in 2025, total other expense, net included a net gain of $13.2 million associated with the non-qualified deferred compensation plan. Excluding the impact of the non-qualified deferred compensation plan, total other expense, net increased by $14.1 million for the three months ended June 30, 2026 as compared to the same period in 2025. The increase was primarily due to a $7.2 million estimated legal loss recorded in the three months ended June 30, 2026 as compared to a $12.5 million gain from a legal settlement recorded in the same period in 2025, offset by $3.6 million lower interest expense and $2.0 million favorable adjustment to the fair value of contingent consideration related to prior acquisitions.

Six months ended June 30, 2026 compared to June 30, 2025.
Total operating expenses increased by $9.8 million ,or 47.9%, during the six months ended June 30, 2026, as compared to the same period in 2025. The deferred compensation plan increased operating expenses by $11.7 million for the six months ended June 30, 2026, and increased operating expense by $9.3 million during the same period in 2025. Excluding the deferred compensation expenses, operating expense increased by approximately $5.0 million during the six months ended June 30, 2026, as compared to the same period in 2025, primarily driven by higher personnel costs.
Total corporate general and administrative expenses increased by $24.2 million, or 43.4%, during the six months ended June 30, 2026, as compared to the same period in 2025. The deferred compensation plan increased corporate general and administrative expenses by $2.0 million for the six months ended June 30, 2026 and by $1.3 million during the same period in 2025. Excluding the deferred compensation expenses, corporate general and administrative expense increased by approximately $23.5 million during the six months ended June 30, 2026, as compared to the same period in 2025. The increase in G&A expenses was primarily due to approximately $17.2 million of higher personnel costs driven by $10.9 million cumulative impact of the ESPP correction and higher compensation, $2.6 million higher technology costs, $2.0 million higher professional services costs, $0.6 million higher facility costs, and $2.6million higher other discretionary spending to support business growth. The G&A expenses for the six months ended June 30, 2026 and 2025, included approximately $7.6 million and $14.8 million, respectively, of integration costs primarily associated with the Marcum Transaction.
Total other income (expense), net increased by $50.3 million during the six months ended June 30, 2026, as compared to the same period in 2025. Total other income (expense), net for the six months ended June 30, 2026 includes a net gain of $16.0 million associated with the deferred compensation plan. For the same period in 2025, total other income (expense), net includes a net gain of $10.6 million associated with the deferred compensation plan. Excluding the impact of the deferred compensation plan, total other income (expense), net increased by $44.9 million for the six months ended June 30, 2026 compared to the same period in 2025. The increase in income was primarily attributed to a $58.0 million gain on acquisition related adjustments as well as $4.8 million lower interest expense. In addition, the other income (expense) included a $7.2 million estimated legal loss recorded in the three months ended June 30, 2026 as compared to a $12.5 million gain from a legal settlement recorded in the same period in 2025.
See Note 4, Business Combinations, to the accompanying unaudited condensed consolidated financial statements in the six months ended June 30, 2026 for further detail.
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
We historically experience a use of cash to fund working capital requirements during the first quarter of each fiscal year. This is primarily due to the seasonal nature of the Financial Services practice group's accounting and tax services, as well as payment of accrued employees' incentives programs. Upon completion of the seasonal accounting and tax services period, cash provided by operations during the remaining three quarters of the fiscal year substantially exceeds the use of cash in the first quarter of the fiscal year. We also expect to fund the rescission offer relating to the ESPP from either our existing cash balance or funds from our revolving credit facility.
Accounts receivable balances increase in response to the first three months' revenue generated by the Financial Services practice group. A significant amount of this revenue is billed and collected in subsequent quarters. Days sales outstanding (“DSO”) represent accounts receivable and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve months' daily revenue. We provide DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of our ability to collect on receivables in a timely manner. Trailing-twelve-month DSO, including the impact of acquisitions, was 89 days and 87 days at June 30, 2026 and 2025, respectively. DSO at December 31, 2025 was 71 days.
The following table presents selected cash flow information. For additional details, refer to the accompanying Condensed Consolidated Statements of Cash Flows.

	Six Months Ended June 30,
	2026	2025
	(Amounts in thousands)
Net cash provided by operating activities	122,227	24,880
Net cash used in investing activities	(21,460)	(12,299)
Net cash used in financing activities	(158,315)	(33,249)
Net decrease in cash, cash equivalents and restricted cash	$(57,548)	$(20,668)
Operating Activities - Cash provided by operating activities was $122.2 million during the six months ended June 30, 2026, primarily consisted of working capital use of $136.9 million, which was offset by net income of $171.4 million and certain non-cash items, such as depreciation and amortization expense of $47.1 million, deferred income tax of $19.7 million, stock-based compensation expense of $15.6 million, bad debt expense of $3.1 million, amortization of deferred financing fees of $2.7 million, and offset by $0.6 million non-cash income primarily due to favorable fair value adjustments to contingent purchase considerations. Cash provided by operating activities was $24.9 million during the six months ended June 30, 2025, primarily consisted of working capital use of $225.1 million, which was offset by net income of $164.7 million and certain non-cash items, such as depreciation and amortization expense of $49.9 million, deferred income tax of $17.1 million, stock-based compensation expense of $12.2 million, and an adjustment to contingent earnout liability of $1.5 million.
Investing Activities - Cash used in investing activities during the six months ended June 30, 2026 was $21.5 million and consisted primarily of $14.0 million used for business acquisitions, $11.7 million in capital expenditures and $0.3 million in net client fund investment activity, partially offset by $4.0 million of other investing activities and $6.0 million related to proceeds from the sales and maturities of client fund investments. The net cash flow related to funds held for clients and other activities was immaterial. Cash used in investing activities during the six months ended June 30, 2025 was $12.3 million and consisted primarily of $13.1 million in capital expenditures, and $0.5 million in other investing activities primarily related to acquisition related working capital adjustment payments and notes receivable. The net cash flow related to funds held for clients and other activities were immaterial.
The balances in funds held for clients and client fund obligations can fluctuate with the timing of cash receipts and the related cash payments. The nature of these accounts is further described in Note 1, Basis of Presentation and Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, as amended.
Financing Activities - Cash used in financing activities during the six months ended June 30, 2026 was $158.3 million and consisted of $67.5 million of cash used in share repurchases, of which $7.4 million was used under the ROFR Agreement and $60.1 million were open market purchases. Additionally, $71.4 million was paid to reduce client fund obligations and $18.2 million was paid as contingent consideration payments related to prior acquisitions. The use of cash was partially offset by $1.1 million in net proceeds from borrowings under the 2024 Credit Facilities. Cash used in financing activities during the six months ended June 30, 2025 was $33.2 million and primarily consisted of $79.1 million of cash used in share repurchases, of which $71.3 million was under the ROFR Agreement, a $57.2 million net decrease in client fund obligations and $48.8 million in contingent consideration payments related to prior acquisitions, which was partially offset by $152.8 million in net proceeds from the credit facility.
CAPITAL RESOURCES
Credit Facilities - At June 30, 2026, we had $1,473.5 million outstanding under the 2024 Credit Facilities as well as $3.2 million of outstanding letters of credit. Available funds under the 2024 Credit Facilities, based on the terms of the commitment, were approximately $418.3 million at June 30, 2026. The weighted average interest rate under the 2024 Credit Facilities was 6.06% during the six months ended June 30, 2026, compared to 6.67% for the same period in 2025. The 2024 Credit Facilities allows for the allocation of funds for future strategic initiatives, including acquisitions and the repurchase of our common stock, subject to the terms and conditions of the 2024 Credit Facilities.
Debt Covenant Compliance - Under the 2024 Credit Facilities, we are required to meet certain financial covenants with respect to (i) total leverage ratio and (ii) minimum interest charge coverage ratio. We were in compliance with our financial covenants as of June 30, 2026. Our ability to service our debt and to fund future strategic initiatives will depend upon our ability to generate cash in the future. For further discussion regarding our 2024 Credit Facilities, refer to Note 6, Debt and Financing Arrangements, to the accompanying unaudited condensed consolidated financial statements.

Use of Capital - Our overall business objective continues to focus on funding organic growth acceleration and meeting working capital needs. This includes investments in client service delivery and emerging technology that supports revenue growth and improves operational excellence. Following the completion of the Marcum Transaction, our second priority is to pay down debt to have a net leverage ratio of less than 2.5x over time. As a result of the Marcum Transaction and related 2024 Credit Facilities, we have $1,473.5 million of outstanding debt as of June 30, 2026. In addition, we believe that repurchasing shares of our common stock can be prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our stockholders. We will also remain focused on making strategic acquisitions that allow us to strengthen our presence in existing markets, expand into high growth industries, and broaden our services to our clients.

During the six months ended June 30, 2026, we completed two acquisition for approximately $14.0 million. During the six months ended June 30, 2026, we repurchased 0.2 million shares of our common stock at a cost of $7.4 million under the ROFR Agreement and 2.1 million shares of our common stock in the open market for $60.1 million. Additionally, to settle statutory employee withholdings related to vesting of stock awards, we repurchased 0.1 million shares of our common stock at a cost of $2.6 million during the six months ended June 30, 2026. During the six months ended June 30, 2025 we repurchased 1.0 million of our common stock for a cost of $71.3 million under the ROFR Agreement and no share repurchases from the open market. To settle statutory employee withholdings related to vesting of stock awards, we repurchased 0.1 million shares at a cost of $7.8 million during the six months ended June 30, 2025.
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
OFF-BALANCE SHEET ARRANGEMENTS
We maintain administrative service agreements with independent CPA firms (as described more fully under Item 1. “Business – Financial Services” and in Note 1, Basis of Presentation and Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, as amended), which qualify as variable interest entities. The accompanying unaudited condensed consolidated financial statements do not reflect the operations or accounts of variable interest entities as the impact is not material to the financial condition, results of operations, or cash flows of CBIZ.
We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $3.2 million and $3.2 million at June 30, 2026 and December 31, 2025, respectively. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.1 million and $2.1 million at June 30, 2026 and December 31, 2025, respectively.
We have various agreements under which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by us under such indemnification clauses is generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2026, we are not aware of any material obligations arising under indemnification agreements that would require payment.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The SEC defines critical accounting policies as those that are most important to the portrayal of a company’s financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our discussion and analysis of our results of operations, financial condition and liquidity is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements. As more information becomes known, these estimates and assumptions could change, which would have an impact on actual results that may differ materially from these estimates and judgments under different assumptions. We have not made any changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as amended.
As disclosed in Note 14, Goodwill, during the first quarter of 2026, we performed a quantitative assessment of the goodwill associated with our reporting units. Based on the results of the quantitative assessment, we concluded that the estimated fair values of our reporting units immediately after the change in reporting units were in excess of their respective carrying values, and as such, goodwill is not impaired. During the first quarter of 2026, we experienced a decline in the Company's market capitalization. This decline, along with increases in discount rates used in the aforementioned quantitative impairment analysis, reduced the excess of fair value over carrying value of our Financial Accounting Services reporting unit within the Financial Services practice group and of our Property and Casualty reporting unit within our Benefits and Insurance Services practice group as of March 31, 2026. During the second quarter of 2026, the Company's market capitalization improved, and we performed a qualitative assessment of its goodwill and concluded that it was more likely than not the fair values of the Company's reporting units exceeded their respective carrying value, and therefore, goodwill related to the Company's reporting units was determined to not be impaired.
It is possible, depending upon a number of factors that are not determinable at this time or within our control, that the fair values of one or more of our reporting units could decrease in the future and result in an impairment to goodwill, including failure to achieve the anticipated benefits of the Marcum Transaction, significant negative industry or economic trends, disruptions to our business, adverse changes resulting from new governmental regulations, negative impact on client list due to loss of customers, impact on client list due to declining revenue of existing customers, or divestitures. Additionally, further declines in our market capitalization may trigger the need for future impairment tests where the conclusions may differ and could result in the recognition of an impairment charge. Further, any significant adverse change in our near or long-term projections or macroeconomic conditions could result in future impairment charges, which could be material.
NEW ACCOUNTING PRONOUNCEMENTS
Refer to Note 2, New Accounting Pronouncements, to the accompanying unaudited condensed consolidated financial statements for a discussion of recently issued accounting pronouncements.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, our financial position, business strategy, plans and objectives for future performance, and statements about the proposed Merger are forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are commonly identified by the use of such terms and phrases as “will,” “could,” “can,” “may,” “strive,” “hope,” “intend,” “believe,” “estimate,” “continue,” “plan,” “expect,” “project,” “anticipate,” “outlook,” “foreseeable future,” “seek” and words or phrases of similar import in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated services, sales efforts, expenses, and financial results.
From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements that we make are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to: that one or more closing conditions to the proposed Merger, including certain regulatory approvals, may not be satisfied or waived, on a timely basis or otherwise, or that the required approval by the shareholders of CBIZ may not be obtained; the risk that the proposed Merger may not be completed on the terms or in the time frame expected by CBIZ and Parent, or at all; unexpected costs, charges or expenses resulting from the proposed Merger; uncertainty of the expected financial performance and results of operations of the combined company following completion of the proposed Merger; failure to realize the anticipated benefits of the proposed Merger, including as a result of delay in completing the proposed Merger or integrating the businesses of CBIZ and Parent, on the expected timeframe or at all; the ability of the combined company to implement its business strategy; difficulties and delays in the combined company achieving revenue and cost synergies; inability of the combined company to retain and hire key personnel; the occurrence of any event that could give rise to termination of the proposed Merger; the risk that shareholder litigation in connection with the proposed Merger or other litigation, settlements or investigations may affect the timing or completion of the proposed Merger or result in significant costs of defense, indemnification and liability; evolving legal, regulatory and tax regimes; changes in general economic, competitive, technological and/or industry-specific conditions affecting the businesses and industries in which CBIZ and Parent operate; actions by third parties, including government agencies and rating agencies, relating to the proposed Merger; risks that any debt financing anticipated in connection with the proposed Merger is not obtained or that such financing cannot be obtained on the anticipated timing or terms or unexpected costs or expenses in connection therewith; risks related to the disruption of management time from ongoing business operations due to the pendency of the proposed Merger, or other effects of the pendency of the proposed Merger on the relationship of any of the parties to the transaction with their employees, customers, partners, or other counterparties; risks that any announcements relating to the proposed Merger could have adverse effects on the market price of CBIZ’s common stock, credit rating, or operating results, and may have an adverse effect on the ability of CBIZ to retain and hire key personnel, retain customers, and maintain relationships with business partners, suppliers and customers; the risk that the market price of CBIZ’s common stock may decline if the proposed Merger is not completed; our ability to maintain effective internal control over financial reporting and disclosure controls and procedures, including ability to remediate our material weaknesses in our internal control over financial reporting; payments on accounts receivable may be slower than expected, or amounts due on receivables or notes may not be fully collectible; our business could be adversely affected if the non-attest business assets we acquired, or the attest assets CBIZ CPAs acquired, from Marcum do not perform to our expectations or we underestimate the liabilities we have assumed; we are dependent on the services of our executive officers, and other key employees, the loss of any of whom may have a material adverse effect on our business, financial condition and results of operations; our profitability could suffer if we are not able to effectively utilize our employees, maintain operational efficiencies or manage our cost structure; restrictions imposed by independence requirements and conflict of interest rules, as well as the nature and terms of our current administrative service agreements, limit our ability to provide services to clients of the attest firms with which we have contractual relationships and the ability of such attest firms to provide attestation services to our clients; our goodwill and other intangible assets could become impaired, which could lead to material non-cash charges against earnings and a material impact on our results of operations and financial condition; certain liabilities resulting from acquisitions are estimated and could lead to a material impact on our results of operations; we may fail to realize the anticipated benefits of acquisitions, or they may prove disruptive and could result in the combined business failing to meet our expectations; claims or adverse publicity could harm our brand, reputation and ability to compete and attract and retain clients, talent and future acquisition targets; we may not be able to acquire and finance additional businesses, which could limit our ability to pursue our business strategy; we will incur transaction, integration, and restructuring costs in connection with our acquisition program; governmental regulations and interpretations are subject to changes, which could have a material adverse effect on our financial condition; uncertainty in the current economic and geopolitical environment could lead to declines in demand for certain of our services; changes in the United States healthcare environment, including new healthcare legislation, may adversely affect the revenue and margins in our healthcare benefit business; we are subject to risks relating to processing customer transactions for our payroll and other transaction processing businesses; cyberattacks or other security breaches involving our computer systems or the systems of one or more of our vendors could materially and adversely affect our business; we are subject to risk as it relates to software that we license from third parties; we are reliant on information processing systems and any failure or disruptions of these systems could have a material adverse effect on our business, financial condition and results of operations; we could be held liable for errors and omissions; the business services industry is competitive and fragmented, if we are unable to compete effectively, our business, financial condition and results of operations could be negatively impacted; failure to maintain our reputation and brand could impact our ability to attract and retain clients, employees and future acquisition targets, and may have a material adverse effect on our business, financial condition and results of operations; we are dependent on our existing client base and our ability to retain and expand our relationships with those clients; our clients may terminate our engagements with little or no notice and without penalty, which may result in unexpected declines in our revenue or unexpected costs; given our levels of share-based compensation, our tax rate may vary significantly depending on our stock price; we may be subject to the actions of activist stockholders; rapid technological changes could significantly impact our competitive position, client relationships and operating results and our ability to realize the anticipated benefits of the Marcum Transaction; the widespread outbreak of a communicable illness or any other public health crisis could adversely affect our business, financial condition and results of operations; we require a significant amount of cash for interest payments on our debt and to expand our business as planned; terms of the 2024 Credit Facilities could adversely affect our ability to run our business and/or reduce stockholder returns; our failure to satisfy covenants in our debt instruments could cause a default under those instruments; our increased leverage following the Marcum Transaction may adversely impact our business; we may be more sensitive to revenue fluctuations than other companies, which could result in fluctuations in the market price of our common stock; the significant number of shares issuable as the stock consideration in the Marcum Transaction may adversely impact our stock price; the future issuance of additional shares could adversely affect the price of our common stock; and there is volatility in our stock price.
Such forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Should one or more of these risks materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or implied.
Consequently, no forward-looking statement can be guaranteed. Our actual future results may vary materially. All forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in the current, quarterly, periodic and annual reports we file with the Securities and Exchange Commission (“SEC”). Also note that we provide a cautionary discussion of the risks, uncertainties and possibly inaccurate assumptions relevant to our businesses in “Item 1. Business” and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as amended. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those described could also adversely affect our operating or financial performance.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our floating rate debt under the 2024 Credit Facilities exposes us to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would have affected the rate at which we could borrow funds under the 2024 Credit Facilities. The balance outstanding under our 2024 Credit Facilities at June 30, 2026 was $1,473.5 million, of which $973.5 million was subject to interest rate risk. If market rates were to increase or decrease 100 basis points from the levels at June 30, 2026, interest expense would have increased or decreased approximately $9.7 million annually.
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
As of June 30, 2026, we had the following interest rate swaps outstanding (in thousands, except percentages):

	June 30, 2026
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

In connection with the services provided by our payroll operations, funds collected from our clients’ accounts in advance are segregated and may be invested in short-term investments, such as corporate and municipal bonds. In accordance with our investment policy, all investments carry an investment grade rating at the time of the initial acquisition, and are classified as available-for-sale securities. At each respective balance sheet date, these investments are adjusted to fair value with fair value adjustments being recorded to other comprehensive income or loss and reflected in the accompanying Condensed Consolidated Statements of Comprehensive Income for the respective period. If an investment is deemed to be other-than-temporarily impaired due to credit loss, then the adjustment is recorded to "Other income, net" in the accompanying Condensed Consolidated Statements of Comprehensive Income. Refer to Note 8, Financial Instruments, and Note 9, Fair Value Measurements, to the accompanying unaudited condensed consolidated financial statements for further discussion regarding these investments and the related fair value assessments.
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
Limitations on the Effectiveness of Controls
Management, including the Company's CEO and CFO, does not expect that its Disclosure Controls or its internal control over financial reporting ("Internal Controls") will prevent all errors and all fraud. Because of its inherent limitations, Internal Controls may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Conclusions
Our Disclosure Controls are designed to provide reasonable assurance of achieving their objectives and, based upon the Controls Evaluation, our CEO and CFO have concluded that as of the end of the period covered by this report, CBIZ’s Disclosure Controls were not effective at that reasonable assurance level because of the material weaknesses in internal control over financial reporting described below.
(b) Internal Control over Financial Reporting
Subsequent to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (as amended), the Company determined that the total number of shares of common stock purchased and delivered pursuant to the ESPP to plan participants exceeded the amount authorized under the ESPP and previously registered on Form S-8 registration statements and resulted in an obligation to remediate this matter. In connection with evaluating the impact of the purchase and delivery of the Eligible Shares and the planned voluntary rescission offer, management identified a material weakness in the Company’s internal control over financial reporting relating to the administration of the ESPP (the “ESPP Material Weakness”). In the evaluation, the Company determined that it did not effectively design and implement controls to ensure share purchases and deliveries associated with the ESPP did not exceed the amount authorized under the ESPP and registered with the SEC.

Further, during the fourth quarter of 2025, the Company completed certain organizational reporting changes which resulted in a realignment and re-aggregation of certain reporting units in both the Financial Services and Benefits and Insurance Services practice groups, which resulted in new reporting units that align the internal reporting structure with the services provided by these practice groups. The Company’s reportable segments and overall number of reporting units did not change as a result of the organizational reporting changes. However, the reporting units within the segments were impacted by the organizational reporting changes. In connection with the controls assessment for the quarter ended June 30, 2026, management identified a material weakness in the Company’s internal control over financial reporting relating to its goodwill reassignment among reporting units for purposes of impairment assessment, which under U.S. GAAP directs that goodwill should be assigned to the affected reporting units based on their relative fair value before the realignment. Management determined that the Company did not maintain the accounting expertise necessary to apply the relevant technical accounting literature and effectively design and implement internal controls over the non-routing goodwill reassignment among reporting units (the “Goodwill Material Weakness,” and together with the ESPP Material Weakness, the “Material Weaknesses”).
(c) Remediation Plan for Material Weaknesses
The Company is committed to addressing the Material Weaknesses and has begun to implement changes designed to improve its internal control over financial reporting and to remediate the Material Weaknesses. With respect to the ESPP Material Weakness, the Company will enhance, redesign and implement new controls designed to ensure the cumulative share purchases, deliveries, and compliance are within authorized share limits. With respect to the Goodwill Material Weakness, the Company will enhance the design of its goodwill review controls, including ensuring professionals with the technical U.S. GAAP knowledge, experience, and training necessary are utilized when accounting for complex, non-routine and infrequently occurring accounting matters.

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
(d) Changes in Internal Control over Financial Reporting
Except for the Material Weaknesses and related remediation measures noted above, there have been no changes to our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in various legal proceedings relating to claims arising out of our operations. As of the date hereof, we are not engaged in any legal proceedings that are reasonably expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations or cash flows. See also Note 7, Commitments and Contingencies.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as amended and as filed with the SEC. These risks could materially and adversely affect the business, financial condition results of operations and cash flows of CBIZ. There have been no material changes to the risk factors previously disclosed under "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, as amended, except for the following:

Risks Related to the Proposed Merger

We are subject to a number of risks and uncertainties as a result of the proposed Merger, including the following:

•The Proposed Merger may not be completed on the anticipated terms or timeline, or at all. The completion of the proposed Merger (as defined in Note 16. Subsequent Events) is subject to the satisfaction or waiver of a number of conditions, many of which are beyond our control, including receipt of required regulatory approvals; approval of the Merger Agreement (as defined in Note 16. Subsequent Events) by the requisite vote of the Company’s shareholders; the absence of any law or order prohibiting the transaction; and no material adverse effect having occurred since the signing of the Merger Agreement. There can be no assurance that these conditions will be satisfied in a timely manner or at all. If the proposed Merger is not completed, we may experience negative impacts, including the diversion of management attention, potential employee attrition and costs incurred in connection with the transaction, without realizing its anticipated benefits. In addition, our stock price may decline to the extent that the current market price reflects a market assumption about the likelihood and timing of the proposed Merger.
•The pendency of the proposed Merger could adversely affect our business and operations. Uncertainty about the effect of the proposed Merger on employees, customers and other stakeholders may have an adverse effect on our business. For example, current and prospective employees may experience uncertainty about their roles following the proposed Merger, which could lead to attrition or difficulty in recruiting. In addition, customers may delay or defer decisions, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. Contractual restrictions under the Merger Agreement that require us to operate our business in the ordinary course and limit us from taking certain actions without Parent’s (as defined in Note 16. Subsequent Events) consent may also limit our ability to respond to changing market conditions, pursue new opportunities or take other actions that might be beneficial to our business, which in turn could have a material adverse effect on our business, results of operations, financial condition and cash flows.
•Litigation relating to the proposed Merger could result in significant costs and delay completion. We may be subject to lawsuits related to the Merger Agreement and the proposed Merger. Such litigation could result in significant costs, divert management attention and delay or prevent the completion of the proposed Merger.
•If the proposed Merger is completed, our stockholders will forgo the opportunity to realize potential future appreciation in our stock. Upon completion of the proposed Merger, our stockholders will receive the cash consideration specified in the Merger Agreement and will no longer participate in any future growth or appreciation of our business.
•We may be required to pay a termination fee under certain circumstances. Upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay to Parent a termination fee. This obligation could discourage alternative transactions that might otherwise be favorable to our shareholders.

•We have incurred, and will continue to incur, direct and indirect costs as a result of the proposed Merger. We have incurred, and will continue to incur, significant costs and expenses, including regulatory costs, fees for professional services and other transaction costs in connection with the Merger, for which we have received little or no benefit if the proposed Merger is not completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses. Many of these fees and costs will be payable by us even if the proposed Merger is not completed and may relate to activities that we would not have undertaken other than to complete the proposed Merger.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent sales of unregistered securities
During the three months ended June 30, 2026, the Company delivered 0.9 million shares of our common stock to the selling shareholders pursuant to the terms of the Marcum Transaction. The foregoing shares were issued in transactions not involving a public offering in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act. The persons to whom the shares were issued had access to full information about the Company and represented that they acquired the shares for their own account and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold, or otherwise transferred without having first been registered under the Securities Act or pursuant to an exemption from the Securities Act.
(b) Shares Purchased and Delivered Under Employee Stock Purchase Plan
The Company has discovered that it inadvertently purchased and delivered from October 16, 2023 to April 15, 2026 up to 481,049 shares of its common stock (the “Eligible Shares”) in excess of the number shares available under the Company’s 2007 Employee Stock Purchase Plan (as amended from time to time, the “ESPP”) and registered on Form S-8 registration statements.
On July 28, 2026, the Company’s board of directors approved the Company making a voluntary rescission offer to current and former eligible ESPP participants who acquired Eligible Shares pursuant to the ESPP between October 16, 2023 and April 15, 2026 (the “Eligible Participants”). There have been no additional purchases under the ESPP since April 15, 2026. The Company believes that the failure to register a sufficient number of shares of common stock under the ESPP and the planned voluntary rescission offer will not have a material impact on its results of operations, financial condition, or liquidity. The Company currently intends to make the voluntary rescission offer to the Eligible Participates in the third quarter of 2026. This report shall not constitute an offer to sell or the solicitation of an offer to buy any securities, nor shall there be any sale of securities in any states or jurisdictions in which such offer, solicitation, or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. No offering of securities shall be made except by means of a prospectus meeting the requirements of Section 10 of the Securities Act, or an exemption therefrom.
(c) Issuer purchases of equity securities
Over the past twenty years, our Board of Directors has renewed and authorized the Company's Share Repurchase Program. On February 11, 2025, the Board of Directors renewed and authorized the Share Repurchase Program, permitting repurchases through March 31, 2026, of up to 5 million shares of our outstanding common stock (i) in the open market, (ii) in privately negotiated transactions, or (iii) under Rule 10b5-1 trading plans. On February 11, 2026, our Board of Directors authorized the continuation of the Share Repurchase Program. It was effective beginning on February 11, 2026, from which the amount of shares of common stock available to be purchased by the Company was reset to 5 million shares, and the Share Repurchase Program expires on March 31, 2027.
Privately negotiated transactions may include purchases from our employees, officers and directors, in accordance with SEC rules. Privately negotiated transactions may also include purchases from former partners of Marcum pursuant to the Company's right, but not obligation, to repurchase any shares issued to such former partners as consideration for the Marcum Transaction, in the event that the former partner intends to sell the shares in an open market transaction in the four years following closing. Rule 10b5-1 trading plans allow for repurchases during periods when we would not normally be active in the trading market due to regulatory restrictions. The Share Repurchase Program does not obligate us to acquire any specific number of shares and may be suspended at any time. Subsequent to entering into the Merger Agreement on July 28, 2026, the Company will not repurchase any shares under the Share Repurchase Program.

Shares repurchased under the Share Repurchase Program during the three months ended June 30, 2026 (reported on a trade-date basis) are summarized in the table below (amounts in thousands, except per share data). Average price paid per share includes fees and commissions.

	Issuer Purchases of Equity Securities
Second Quarter Purchases	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
April 1 – April 30, 2026	1,123	$29.27	1,123	2,738
May 1 – May 31, 2026	152	$31.66	152	2,586
June 1 - June 30, 2026	25	$33.52	25	2,561
Second Quarter Purchases	1,300		1,300

According to the terms of our 2024 Credit Facilities, our ability to declare or make any dividend payments is limited. Refer to Note 6, Debt and Financing Arrangements, to the condensed consolidated financial statements for a description of working capital restrictions and limitations on the payment of dividends.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Other than as described below, during the quarters ended March 31, 2026 and June 30, 2026, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense condition of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement" (as defined in the Exchange Act).
On March 11, 2026, A. Haag Sherman, a director of the Company, adopted a plan for the exercise of options to purchase shares of our common stock intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
Mr. Sherman’s plan expires August 4, 2026 and provides for the potential exercise of options to purchase up to
50,000 shares of our common stock.

Item 6. Exhibits

2.1†	Agreement and Plan of Merger, dated July 28, 2026, by and among CBIZ, Inc., Viking ParentCo, Inc., and Viking MergerCo, Inc.(filed as Exhibit 2.1 to the Company's Current Report Form 8-K, dated July 29, 2026, and incorporated herein by reference).
10.1†	CBIZ, Inc. Change in Control Severance Plan, dated as of July 28, 2026 (filed as Exhibit 10.1 to the Company's Current Report Form 8-K, dated July 29, 2026, and incorporated herein by reference).
10.2*	Eighth Amendment to Loan Agreement, dated July 30, 2026, by and among CBIZ Benefit and Insurance Services, Inc. and Huntington National Bank.
31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 **	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 **	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments)*
*    Indicates documents filed herewith.
**    Indicates document furnished herewith.
†    Schedules have been omitted pursuant to Item 601(a)(5) and Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, for any schedules so furnished.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBIZ, Inc.
(Registrant)

Date:	August 4, 2026	By:	/s/ BRAD LAKHIA
Brad Lakhia
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer