Form 10-Q
period 2026-09-30
CBIZ, Inc.
filed 2026-10-30
CIK 944148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number
1-32961
CBIZ, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-2769024
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5959 Rockside Woods, N. Suite 600 Independence, Ohio	44131 (Zip Code)
(Address of principal executive offices)
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
of the Exchange Act). Yes
☐
 No
☒
Indicate the number of shares outstanding of each of the issuer’s clas se
s of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at October 19, 2026
Common Stock, $0.01 par value	55,110,778

CBIZ, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$17,551	$18,290
Restricted cash	40,853	38,234
Accounts receivable, net	782,392	555,995
Other current assets	88,389	79,693
Current assets before funds held for clients	929,185	692,212
Funds held for clients	134,454	207,037

Total current assets	1,063,639	899,249
Non-current assets:
Property and equipment, net	88,908	81,242
Goodwill and other intangible assets, net	2,828,643	2,869,790
Assets of deferred compensation plan	193,206	186,870
Right-of-use assets, net	396,291	334,048
Other non-current assets	39,742	38,329

Total non-current assets	3,546,790	3,510,279

Total assets	$4,610,429	$4,409,528

LIABILITIES
Current liabilities:
Accounts payable	$81,653	$90,934
Income taxes payable	52,629	11,008
Accrued personnel costs	183,145	197,534
Contingent purchase price liabilities	16,152	30,035
Lease liabilities	59,575	64,674
Short-term debt (1)	92,786	66,372
Other current liabilities	85,538	68,299

Current liabilities before client fund obligations	571,478	528,856
Client fund obligations	135,305	206,738

Total current liabilities	706,783	735,594
Non-current liabilities:
Long-term debt (1)	1,348,748	1,389,552
Income taxes payable	2,573	3,009
Deferred income taxes, net	54,487	7,141
Deferred compensation plan obligations	193,206	186,870
Contingent purchase price liabilities	3,527	10,213
Lease liabilities	391,440	307,905
Other non-current liabilities	7,406	7,177

Total non-current liabilities	2,001,387	1,911,867

Total liabilities	2,708,170	2,647,461
STOCKHOLDERS’ EQUITY
Common stock	1,476	1,447
Additional paid in capital	1,832,560	1,830,866
Retained earnings	1,219,728	1,011,566
Treasury stock	(1,156,495)	(1,078,521)
Accumulated other comprehensive income (loss)	4,990	(3,291)

Total stockholders’ equity	1,902,259	1,762,067

Total liabilities and stockholders’ equity	$4,610,429	$4,409,528

See the accompanying notes to the unaudited condensed consolidated financial statements

(1)	See Note 5 . Debt and Financing Arrangements for further discussion of the short-term and long-term debt.

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$702,240	$693,818	$2,233,025	$2,215,328
Operating expenses	588,186	603,689	1,820,516	1,809,188

Gross margin	114,054	90,129	412,509	406,140
Corporate general and administrative expenses	38,518	31,265	118,395	86,972

Operating income	75,536	58,864	294,114	319,168
Other (expense) income:
Interest expense	(23,986)	(27,960)	(72,237)	(80,983)
Gain from acquisition and sale of operations, net	—	1,124	57,955	1,124
Other income, net	1,449	8,378	11,382	31,786

Total other (expense) income, net	(22,537)	(18,458)	(2,900)	(48,073)

Income before income tax expense	52,999	40,406	291,214	271,095
Income tax expense	16,228	10,260	83,052	76,234

Net income	$36,771	$30,146	$208,162	$194,861

Earnings per share:
Basic	$0.62	$0.48	$3.47	$3.08
Diluted	$0.61	$0.48	$3.45	$3.06
Basic weighted average shares outstanding	59,264	62,360	60,057	63,243

Diluted weighted average shares outstanding	59,986	62,699	60,333	63,609

Comprehensive income:
Net income	$36,771	$30,146	$208,162	$194,861
Other comprehensive income (loss), net of tax	4,291	(1,242)	8,281	(4,592)

Comprehensive income	$41,062	$28,904	$216,443	$190,269

See the accompanying notes to the unaudited condensed consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(In thousands)

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
June 30, 2026	146,705	92,735	$1,467	$1,831,241	$1,182,957	$(1,148,632)	$699	$1,867,732
Net income	—	—	—	—	36,771	—	—	36,771
Other comprehensive income, net of tax	—	—	—	—	—	—	4,291	4,291
Share repurchases	—	138	—	—	—	(7,471)	—	(7,471)
Indirect repurchase of shares for minimum tax withholding	—	7	—	—	—	(392)	—	(392)
Restricted stock units and awards	16	—	—	—	—	—	—	—
Stock options exercised	28	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	6,523	—	—	—	6,523
Business acquisitions	892	—	9	(5,204)	—	—	—	(5,195)

September 30, 2026	147,641	92,880	$1,476	$1,832,560	$1,219,728	$(1,156,495)	$4,990	$1,902,259

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
June 30, 2025	142,851	88,827	$1,429	$1,821,388	$1,060,837	$(989,680)	$(2,131)	$1,891,843
Net income	—	—	—	—	30,146	—	—	30,146
Other comprehensive income, net of tax	—	—	—	—	—	—	(1,242)	(1,242)
Share repurchases	—	826	—	—	—	(56,433)	—	(56,433)
Indirect repurchase of shares for minimum tax withholding	—	—	—	—	—	(39)	—	(39)
Restricted stock units and awards	1	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	7,334	—	—	—	7,334
Business acquisitions	905	—	9	181	—	—	—	190

September 30, 2025	143,757	89,653	$1,438	$1,828,903	$1,090,983	$(1,046,152)	$(3,373)	$1,871,799

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
December 31, 2025	144,654	90,274	$1,447	$1,830,866	$1,011,566	$(1,078,521)	$(3,291)	$1,762,067
Net income	—	—	—	—	208,162	—	—	208,162
Other comprehensive income, net of tax	—	—	—	—	—	—	8,281	8,281
Share repurchases	—	2,517	—	—	—	(74,943)	—	(74,943)
Indirect repurchase of shares for minimum tax withholding	—	89	—	—	—	(3,031)	—	(3,031)
Restricted stock units and awards	145	—	1	(1)	—	—	—	—
Performance share units	102	—	1	(1)	—	—	—	—
Stock options exercised	28	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	22,158	—	—	—	22,158
Business acquisitions	2,712	—	27	(20,462)	—	—	—	(20,435)

September 30, 2026	147,641	92,880	$1,476	$1,832,560	$1,219,728	$(1,156,495)	$4,990	$1,902,259

	Issued Common Shares	Treasury Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2024	137,945	87,747	$1,380	$1,791,863	$896,122	$(910,601)	$1,219	$1,779,983
Net income	—	—	—	—	194,861	—	—	194,861
Other comprehensive loss, net of tax	—	—	—	—	—	—	(4,592)	(4,592)
Share repurchases	—	1,817	—	—	—	(127,754)	—	(127,754)
Indirect repurchase of shares for minimum tax withholding	—	89	—	—	—	(7,797)	—	(7,797)
Restricted stock units and awards	100	—	1	(1)	—	—	—	—
Performance share units	124	—	1	(1)	—	—	—	—
Stock-based compensation	—	—	—	19,573	—	—	—	19,573
Business acquisitions	5,588	—	56	17,469	—	—	—	17,525

September 30, 2025	143,757	89,653	$1,438	$1,828,903	$1,090,983	$(1,046,152)	$(3,373)	$1,871,799

See the accompanying notes to the unaudited condensed consolidated financial statements

CBIZ, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$208,162	$194,861
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of operations, net of tax	—	(1,124)
Depreciation and amortization expense	70,411	74,313
Bad debt expense, net of recoveries	5,072	3,216
Adjustment to contingent purchase price liabilities	(2,638)	1,984
Stock-based compensation expense	22,158	19,572
Deferred income taxes	22,939	8,815
Other, net	5,477	5,256
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(231,285)	(186,884)
Other assets	(8,771)	(31,071)
Accounts payable	(8,835)	9,162
Income taxes payable	41,289	46,364
Accrued personnel costs	(14,389)	(33,962)
Other liabilities	37,465	(61,656)

Net cash provided by operating activities	147,055	48,846

Cash flows from investing activities:
Business acquisitions and purchases of client lists, net of cash acquired	(13,927)	—
Purchases of client fund investments	(6,250)	(35,600)
Proceeds from the sales and maturities of client fund investments	7,465	31,645
Proceeds from sales of divested operations	327	1,413
Change in funds held for clients	257	12
Additions to property and equipment	(21,820)	(15,035)
Other, net	4,645	652

Net cash used in investing activities	(29,303)	(16,913)

Cash flows from financing activities:
Proceeds from bank debt	739,300	1,193,400
Payment of bank debt	(757,700)	(1,027,500)
Payment for acquisition of treasury stock	(74,943)	(127,754)
Indirect repurchase of shares for minimum tax withholding	(3,031)	(7,797)
Changes in client funds obligations	(71,433)	(48,338)
Payment of contingent consideration for acquisitions and client lists	(18,545)	(55,825)
Other, net	437	(1,419)

Net cash used in financing activities	(185,915)	(75,233)
Net decrease in cash, cash equivalents and restricted cash	(68,163)	(43,300)
Cash, cash equivalents and restricted cash at beginning of year	$218,090	$187,170

Cash, cash equivalents and restricted cash at end of period	$149,927	$143,870

Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$17,551	$16,969
Restricted cash	40,853	44,455
Cash equivalents included in funds held for clients	91,523	82,446

Total cash, cash equivalents and restricted cash	$149,927	$143,870

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
GAAP – United States Generally Accepted Accounting Principles
SOFR – Secured Overnight Financing Rate
SEC – United States Securities and Exchange Commission
Merger Agreement - On July 28, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Viking ParentCo, Inc., a Delaware corporation (“Parent”), and Viking MergerCo, Inc., a Delaware corporation and a direct wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the proposed Merger as a direct wholly owned subsidiary of Parent. Pursuant to the Merger Agreement, upon the consummation of the proposed Merger transaction, each share of common stock, par value $0.01 per share, of the Company (the “Shares” and each a “Share”) issued and outstanding immediately prior to the effective time of the Merger (other than certain excluded shares as set forth in the Merger Agreement) will be converted into the right to receive $55.00 per share in cash, without interest thereon (the “Merger Consideration”). The Merger Agreement also provides for the treatment of the Company’s outstanding equity awards in accordance with its terms upon consummation of the proposed Merger. The completion of the proposed Merger is subject to customary closing conditions, including the receipt of required regulatory approvals, the absence of any law or order prohibiting the consummation of the transaction and no material adverse effect having occurred since the signing of the Merger Agreement. The Merger Agreement also contains customary representations, warranties, covenants, and termination provisions. If the Merger Agreement is consummated, we will become a privately held company and our common stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934, as amended.
ESPP Error - During the quarter ended June 30, 2026, the Company discovered it inadvertently purchased and delivered up to 481,049 shares of our common stock (the “excess shares”) in excess of the number of shares available under its 2007 Employee Stock Purchase Plan (as amended from time to time, the “ESPP”) and registered pursuant to two registration statements on Form S-8. The Company determined that it has an obligation to remediate this matter, including amounts expected to be paid to eligible participants for declines in shares price for shares currently held or lost profits for shares previously if sold, related interest, and applicable employer payroll taxes. Management evaluated the error in accordance with the guidance in Staff Accounting Bulletin No. 99, Materiality, and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. Based on this evaluation, the Company determined, after an evaluation of both quantitative and qualitative factors, that the purchase and delivery of the excess shares did not have a material impact on the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as amended. However, as a result of the purchase and delivery of the excess shares and the associated obligation, the Company revised the previously issued interim financial information for the three months ended March 31, 2026.
Marcum Transaction – On November 1, 2024, the Company completed the acquisition of Marcum LLP (“Marcum”), an accounting and advisory services firm headquartered in New York City with offices in major markets throughout the United States, to expand the breadth and depth of the Company’s professional services portfolio in the U.S. Pursuant to the Agreement and Plan of Merger dated July 30, 2024 (the “Marcum Merger Agreement”), a wholly owned subsidiary of the Company, merged with and into Marcum Advisory Group, a wholly owned subsidiary of Marcum (“MAG”), to which Marcum contributed substantially all of its non-attest business assets and liabilities, (the “Merger”), resulting in MAG surviving the Merger and becoming a wholly owned subsidiary of the Company. In a separate transaction, CBIZ CPAs P.C., with which the Company has an existing ASA, purchased from Marcum substantially all of Marcum’s attest business assets, subject to certain exclusions (the “Attest Purchase”). As noted in Note 1, Basis of Presentation and Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2025, as amended, the Company does not consolidate certain CPA firms with whom we maintain ASAs, including CBIZ CPAs P.C., therefore, the Merger solely is referred to herein as the “Marcum Transaction.”

Description of Business: CBIZ, Inc. is a leading professional services advisor to middle-market businesses nationwide. With industry knowledge and expertise in accounting, tax, advisory, benefits, insurance, and technology, CBIZ delivers actionable insights to help clients anticipate what is next and discover new ways to accelerate growth to clients throughout the United States and parts of Canada. Acting through its subsidiaries, it serves small and medium-sized businesses, as well as individuals, governmental entities, and not-for-profit enterprises. CBIZ manages and reports its operations along two practice groups: Financial Services Group and Benefits and Insurance Services Group. A further description of products and services offered by each of the practice groups is provided in Note 14, Segment Disclosures.
Basis of Consolidation: The accompanying unaudited condensed consolidated financial statements include the operations of CBIZ, Inc. and all of its wholly-owned subsidiaries after elimination of all intercompany balances and transactions. We have determined that our relationship with certain CPA firms with which we maintain ASAs qualify as variable interest entities (“VIEs”), and we are the primary beneficiary of such VIEs. The accompanying unaudited condensed consolidated financial statements do not reflect the operations or accounts of the VIEs as the impact is not material to the financial condition, results of operations, or cash flows of CBIZ.
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

NOTE 3. BUSINESS COMBINATIONS
Marcum Acquisition
Stock Consideration Transferred
Pursuant to the terms of the Marcum Transaction, with respect to the 13.6 million shares of stock consideration, approximately 9.1 million shares, in aggregate, were delivered from January 2, 2025 to September 30, 2026 to the selling shareholders. The remaining 4.5 million shares will be delivered in 15 monthly installments starting October 1, 2026.
Working Capital Adjustment Related to the Marcum Transaction
During the nine months ended September 30, 2026, the Company finalized the working capital and related purchase price adjustment associated with the Marcum Transaction in accordance with the applicable provisions of the Marcum Merger Agreement. As a result, the Company received $46.5 million in cash on January 26, 2026. In addition, the Company recorded a notes receivable of $10.7 million, of which $3.5 million was received on January 26, 2026, from Marcum and Marcum Partners SPV LLC, entities not owned by CBIZ, related to the remaining working capital payments. Total cash received from the finalization of working capital adjustment was $50.0 million during the nine months ended September 30, 2026. The Company recorded a gain of $57.2 million related to this final working capital adjustment. Additionally, the Company recorded a gain of $0.8 million associated with other acquisition related adjustments. Both gains were reported as Gain from acquisition related adjustments, net in the accompanying condensed consolidated statements of comprehensive income.

In addition to the cash received from the final working capital adjustment, the Company received $3.1 million in cash from an indemnity escrow associated with the Marcum Transaction. Total cash received on January 26, 2026 was $53.1 million.
BINDZ Acquisition
On June 1, 2026, the Company acquired BINDZ Consulting Private Limited (“BINDZ”), an India-based professional services company, for $9.8 million in cash. BINDZ previously played a critical role in supporting CBIZ’s client delivery across accounting and tax. This acquisition allows CBIZ to scale its global capabilities in India, expanding capacity for delivery of its professional services. BINDZ maintains its general ledger in local currency (or rupees). The BINDZ financials are translated into US currency, which results in foreign currency translation gain and loss.
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
Accounts receivable, net, at September 30, 2026 and December 31, 2025 was as follows (in thousands):

	September 30, 2026	December 31, 2025
Trade accounts receivable	$554,320	$469,209
Unbilled revenue, at net realizable value	286,545	136,701

Total accounts receivable	840,865	605,910
Allowance for doubtful accounts	(58,473)	(49,915)

Accounts receivable, net	$782,392	$555,995

Changes to the allowance for doubtful accounts for the nine months ended September 30, 2026 and year ended December 31, 2025 were as follows (in thousands):

	September 30, 2026	December 31, 2025
Balance at beginning of period	$(49,915)	$(31,715)
Provision	(26,902)	(34,447)
Charge-offs, net of recoveries	18,344	16,247

Allowance for doubtful accounts	$(58,473)	$(49,915)

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
In addition, the 2024 Credit Facilities includes a financial covenant requiring that Total Net Leverage Ratio not exceed 5.00 to 1.00 initially, stepping down in increments to 3.75 to 1.00 during and after the seventh fiscal quarter after the closing (with a limited ability to temporarily increase in connection with material acquisitions commencing in the sixth fiscal quarter after the closing). The 2024 Credit Facilities also requires a Minimum Consolidated Interest Coverage Ratio of 3.00 to 1.00 and affirmative and negative covenants that are in each case generally similar to those contained in our previous amended and restated 2022 credit facility, but with increases to certain baskets and caps and certain other exceptions. As of September 30, 2026, we were in compliance with all covenants under the 2024 Credit Facilities.
The balance outstanding under the 2024 Credit Facilities at September 30, 2026 and December 31, 2025 was as follows (in thousands):

	September 30, 2026	December 31, 2025

Short-term debt
Current portion, Term Loan	$96,250	$70,000
Current portion debt issuance costs, Term Loan	(3,464)	(3,628)

Total short-term debt	$92,786	$66,372

Long-term debt
Revolver Facility	$176,500	$142,400
Debt issuance costs, Revolver	(5,224)	(6,495)
Long-term portion, Term Loan	1,181,250	1,260,000
Long-term portion Debt Issuance Costs, Term Loan	(3,778)	(6,353)

Total long-term debt	$1,348,748	$1,389,552

The blended effective interest rates under the 2024 Credit Facilities, including the impact of interest rate swaps associated with those credit facilities, for the nine months ended September 30, 2026 and 2025 were as follows:

	Nine Months Ended September 30,
	2026	2025
Weighted average rates	6.06%	6.64%
Range of effective rates	3.54% - 6.84%	3.18% - 8.75%

We had approximately $419.8 million of available funds under the 2024 Credit Facilities at September 30, 2026, based on the terms of the commitment. Available funds under the 2024 Credit Facilities are based on a multiple of earnings before interest, taxes, depreciation and amortization as defined in the 2024 Credit Facilities, and are reduced by letters of credit, other indebtedness and outstanding borrowings under the 2024 Credit Facilities. Under the 2024 Credit Facilities, loans are charged an interest rate consisting of a base rate or term SOFR rate plus an applicable margin, letters of credit are charged based on the same applicable margin, and a commitment fee is charged on the unused portion of the 2024 Credit Facilities.
Refer to Note 10, Debt and Financing Arrangements, to the consolidated financial statements contained in our Annual Report on Form
10-K
for the year ended December 31, 2025, as amended, for further discussion on the 2024 Credit Facilities.
Other Line of Credit
- We have an unsecured $20.0 million line of credit by and among CBIZ Benefits and Insurance, Inc. and Huntington National Bank (“line of credit”). We utilize this line of credit to support our short-term funding requirements of payroll client fund obligations due to the investment of client funds, rather than liquidating client funds that have already been invested in available-for-sale
securities. The line of credit did not have a balance outstanding at September 30, 2026 or December 31, 2025. The line of credit was renewed in July 2026 and will terminate on July 30, 2027.
Interest Expense
- Interest expense, including amortization of deferred financing costs, commitment fees, line of credit fees, and other applicable bank charges, for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Credit facilities	$23,975	$27,953	$72,199	$80,973
Other	11	7	38	10

Total	$23,986	$27,960	$72,237	$80,983

NOTE 6. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Guarantees - We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $3.2 million at both September 30, 2026 and December 31, 2025. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.1 million and $2.1 million at September 30, 2026 and December 31, 2025, respectively.
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
defendants. CBIZ is a
non-bellwether
defendant. The parties to the two CBIZ MOVEit matters have reached agreement in principle to settle such matters for a combined amount of $7.2 million, which CBIZ recorded as a loss as a component of Other income, net on the condensed consolidated statement of comprehensive income for the nine months ended September 30, 2026. CBIZ anticipates the full such amount being paid by applicable insurance coverage following approval by the MDL court of such settlement.
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
Refer to Note 12, Commitments and Contingencies, to the consolidated financial statements contained in our Annual Report on Form
10-K
for the year ended December 31, 2025, as amended, for further discussion on the Company’s commitments and contingencies.
NOTE 7. FINANCIAL INSTRUMENTS
Available-For-Sale Debt Securities - In connection with certain services provided by our payroll operations, we collect funds from our clients’ accounts in advance of paying client obligations. These funds held for clients are segregated and invested in accordance with our investment policy, which requires all investments carry an investment grade rating at the time of initial investment. These investments, primarily consisting of corporate and municipal bonds, are classified as available-for-sale and are included in the “Funds held for clients” line item on the accompanying unaudited Condensed Consolidated Balance Sheets. The par value of these investments totaled $43.8 million and $45.0 million at September 30, 2026 and December 31, 2025, respectively, and these investments have maturity or callable dates ranging from December 2026 through March 2031.
At September 30, 2026, unrealized losses on the securities were not material and have not been recognized as a credit loss because the bonds are investment grade quality and management is not required or does not intend to sell prior to an expected recovery in value. The bond issuers continue to make timely principal and interest payments.
The following table summarizes activities related to these investments for the nine months ended September 30, 2026 and the year ended December 31, 2025 (in thousands):

	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
Fair value at beginning of period	$45,004	$40,999
Purchases	6,250	43,375
Redemptions	(1,500)	(5,096)
Maturities	(5,965)	(34,595)
Change in bond premium	22	11
Fair market value adjustment	(1,068)	310

Fair value at end of period	$42,743	$45,004

In addition to the
available-for-sale
debt securities discussed above, we also held other depository assets in the amount of $0.2 million and $0.5 million at September 30, 2026 and December 31, 2025, respectively. Those depository assets are classified as Level 1 in the fair value hierarchy.
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
The following table summarizes our outstanding interest rate swaps and their classification in the accompanying unaudited Condensed Consolidated Balance Sheets at September 30, 2026 and December 31, 2025 (amounts in thousands, except percentages):

	September 30, 2026
	Notional Amount	Fixed Rate	Expiration	Fair Value	Balance Sheet Location
Interest rate swap	$30,000	1.186%	12/14/2026	$172	Other current asset
Interest rate swap	$100,000	3.850%	7/14/2027	$390	Other current asset
Interest rate swap	$20,000	2.450%	8/14/2027	$338	Other current asset
Interest rate swap	$25,000	3.669%	4/14/2028	$344	Other non-current asset
Interest rate swap	$25,000	4.488%	10/14/2028	$77	Other non-current asset
Interest rate swap	$50,000	3.703%	3/14/2030	$1,594	Other non-current asset
Interest rate swap	$50,000	3.503%	4/14/2030	$1,958	Other non-current asset
Interest rate swap	$50,000	3.658%	7/14/2030	$1,814	Other non-current asset
Interest rate swap	$50,000	3.680%	7/15/2030	$1,774	Other non-current asset

	December 31, 2025
	Notional Amount	Fixed Rate	Expiration	Fair Value	Balance Sheet Location
Interest rate swap	$100,000	4.047%	7/14/2026	$(269)	Other current liability
Interest rate swap	$30,000	1.186%	12/14/2026	$628	Other current asset
Interest rate swap	$100,000	3.850%	7/14/2027	$(838)	Other non-current liability
Interest rate swap	$20,000	2.450%	8/14/2027	$263	Other non-current asset
Interest rate swap	$25,000	3.669%	4/14/2028	$(228)	Other non-current liability
Interest rate swap	$25,000	4.488%	10/14/2028	$(805)	Other non-current liability
Interest rate swap	$50,000	3.703%	3/14/2030	$(708)	Other non-current liability
Interest rate swap	$50,000	3.503%	4/14/2030	$(327)	Other non-current liability
Interest rate swap	$50,000	3.658%	7/14/2030	$(637)	Other non-current liability
Interest rate swap	$50,000	3.680%	7/15/2030	$(681)	Other non-current liability
Refer to Note
8
, Fair Value Measurements, for additional disclosures regarding fair value measurements.
The following table summarizes the effects of the interest rate swaps on the accompanying Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Gain (Loss) Recognized in AOCI, net of tax		Gain Reclassified from AOCI into Expense
	Three Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025

Interest rate swaps	$4,960	$(636)	$161	$846
	Gain (Loss) Recognized in AOCI, net of tax		Gain Reclassified from AOCI into Expense
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Interest rate swaps	$9,263	$(3,072)	$288	$2,219
NOTE 8. FAIR VALUE MEASUREMENTS
The following table summarizes our assets and (liabilities) at September 30, 2026 and December 31, 2025, respectively, that are measured at fair value on a recurring basis subsequent to initial recognition and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (in thousands):

	Level	September 30, 2026	December 31, 2025

Assets of deferred compensation plan	1	$193,206	$186,870

Other depository assets	1	$188	$470

Deferred compensation plan obligations	1	$(193,206)	$(186,870)

Available-for-sale debt securities	2	$42,743	$45,004

Interest rate swaps	2	$8,461	$(3,602)

Bank debt, net	2	$(1,441,534)	$(1,455,924)

Contingent purchase price liabilities	3	$(19,679)	$(40,248)
During the nine months ended September 30, 2026 and 2025, there were no transfers between the valuation hierarchy Levels 1, 2, and 3. The Company reclassified its available-for-sale debt securities from Level 1 to Level 2 as these securities are not traded on an exchange as of September 30, 2026 and December 31, 2025.
The following table summarizes the change in Level 3 fair values of our contingent purchase price liabilities for the nine months ended September 30, 2026 and 2025 (pre-tax basis, in thousands):

	2026	2025

Beginning balance – December 31	$(40,248)	$(96,967)

Additions from business acquisitions	(1,835)	(2,941)

Settlement of contingent purchase price liabilities	19,766	60,635

Change in fair value of contingencies	3,440	170

Change in net present value of contingencies	(802)	(2,154)

Ending balance – September 30	$(19,679)	$(41,257)

The following table summarizes the changes in contingent purchase price consideration for previous acquisitions and contingent payments made for previous business acquisitions in the three and nine months ended September 30, 2026 and 2025, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (income) expense	$(1,060)	$497	$(2,638)	$1,984
Cash settlement paid	$334	$7,061	$18,545	$55,825
Shares issued (number)	—	13	36	60
Refer to Note 8, Fair Value Measurements, to the consolidated financial statements contained in our Annual Report on Form
10-K
for the year ended December 31, 2025, as amended, for further discussion on the fair value measurements and classification of our financial assets and liabilities
.
NOTE 9. OTHER COMPREHENSIVE INCOME
The following table is a summary of other comprehensive income (loss) and discloses the tax impact of each component of other comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net unrealized (loss) gain on available-for-sale securities, net of taxes(1)	$(419)	$35	$(764)	$158
Net unrealized gain (loss) on interest rate swaps, net of taxes(2)	4,838	(1,271)	9,171	(4,736)
Foreign currency translation	(128)	(6)	(126)	(14)

Total other comprehensive income (loss), net of tax	$4,291	$(1,242)	$8,281	$(4,592)

(1)
Net of income tax benefit of $166 and income tax expense of $12 for the three months ended September 30, 2026 and 2025, respectively. Net of income tax expense of $304 and $63 for the nine months ended September 30, 2026 and 2025, respectively.

(2)
Net of income tax expense of $1,615 and income tax benefit of $422 for the three months ended September 30, 2026 and 2025, respectively. Net of income tax expense of $2,892 and income tax benefit of $1,578 for the nine months ended September 30, 2026 and 2025, respectively.

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
Share Repurchase Program - Over the past twenty years, our Board of Directors has annually renewed the Company’s Share Repurchase Program. On February 11, 2025, the Board of Directors renewed and authorized the Share Repurchase Program, permitting repurchases through March 31, 2026, of up to 5.0 million shares of our outstanding common stock (i) in the open market, (ii) in privately negotiated transactions, or (iii) under Rule 10b5-1 trading plans. On February 11, 2026, our Board of Directors authorized the continuation of the Share Repurchase Program. The continuation of the Share Repurchase Program was effective beginning on February 11, 2026 at which time the amount of shares of common stock available to be purchased by the Company was reset to 5 million shares. The Share Repurchase Program expires on March 31, 2027.

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
We repurchased 0.2 million shares of our common stock for a total cost of $7.5 million under the ROFR Agreement
, $0.1 million shares of our common stock for a total cost of $7.3 million under a rescission offer,

and
2.1
 million shares of our common stock in the open market for $
60.1
 million during the nine months ended September 30, 2026. During the nine months ended September 30, 2025, we repurchased
1.4
 million shares of our common stock for a cost of $
102.8
 million under the ROFR Agreement and
0.4
 million share repurchases from the open market for $
25.0
 million dollars.
 Additionally, to settle statutory employee withholdings related to vesting of stock awards, we repurchased
0.1
 million shares of our common stock at a cost of $
3.0
 million during the nine months ended September 30, 2026 and
0.1
 million shares at a cost of $
7.8
 million during the nine months ended September 30, 2025.
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
Compensation expense for stock-based awards recognized during the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restricted stock units and awards	$5,977	$5,134	$18,729	$15,282
Performance share units	546	2,200	3,429	4,291

Total stock-based compensation expense	$6,523	$7,334	$22,158	$19,573

Stock Options and Restricted Stock Units and Awards – The Company did not grant any stock options during the nine months ended September 30, 2026. 50 thousand stock options were exercised at a weighted average exercise price of $24.62 during the three months ended September 30, 2026. As of September 30, 2026, we have 100 thousand stock options outstanding with a weighted average exercise price per share of $40.52.
For the nine months ended September 30, 2026, the Company granted a total of 698 thousand Restricted Stock Units (“RSU”) to certain employees, of which 324 thousand RSUs vest on the third anniversary of the grant date, 99 thousand RSUs vest on the second anniversary of the grant date, and 275 thousand RSUs vest evenly over three years. Additionally, 42 thousand Restricted Stock Awards (“RSA”) were granted to non-employee directors.

The following table presents our restricted stock units and awards activity during the nine months ended September 30, 2026 (in thousands, except per share unit data):

	Restricted Stock Units and Awards
	Number of Shares	Weighted Average Grant-Date Fair Value (1)
Outstanding at beginning of year	911	$70.36
Granted	740	$28.20
Exercised or released	(120)	$69.66
Expired or canceled	(26)	$41.07

Outstanding at September 30, 2026	1,505	$50.18

(1)	Represents weighted average market value of the shares; awards are granted at no cost to the recipients.
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
The following table presents our PSUs activity during the nine months
ended September 30, 2026 (in thousands, except per share unit data):

	Performance Share Units	Weighted Average Grant-Date Fair Value Per Unit (1)
Outstanding at beginning of year	253	$64.83
Granted	256	$28.33
Vested	(102)	$48.40
Canceled	(15)	$48.16

Outstanding at September 30, 2026	392	$45.89

(1)	Represents weighted average market value of the PSUs; PSUs are granted at no cost to the recipients.
NOTE 12. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2026 and 2025 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income	$36,771	$30,146	$208,162	$194,861

Denominator:
Basic
Weighted average common shares outstanding	59,264	62,360	60,057	63,243

Diluted
Stock options (1)	29	68	23	77
Restricted stock units and awards (1)	602	152	162	170
Performance share units	91	116	91	116
Contingent shares (2)	—	3	—	3

Diluted weighted average common shares outstanding (3)	59,986	62,699	60,333	63,609

Basic earnings per share	$0.62	$0.48	$3.47	$3.08

Diluted earnings per share	$0.61	$0.48	$3.45	$3.06

(1)
A total of
48
 thousand and 789 thousand shares of stock-based awards were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2026, respectively, as their effect would be anti-dilutive. A total of 103 thousand and 73 thousand shares of stock-based awards were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2025, respectively, as their effect would be anti-dilutive.

(2)	Contingent shares represent additional shares to be issued for purchase price earned by former owners of businesses acquired by us once future conditions have been met.

(3)
The denominator used in calculating diluted earnings per share did not include 301 thousand PSUs for the three and nine months ended September 30, 2026. The denominator used in calculating diluted earnings per share did not include 151 thousand PSUs for the three and nine months ended September 30, 2025. The performance conditions associated with these PSUs were not met and consequently none of these PSUs were considered as issuable for the three and nine months ended September 30, 2026 and 2025.

NOTE 13. GOODWILL
During the first quarter of 2026, we completed certain organizational changes which resulted in a change to our presentation of reportable segments. The National Practice group, which consisted of a single reporting unit, is now included in the Financial Services practice group to align the internal management and reporting structure with the services provided by the practice groups. As of February 28, 2026, immediately after the organizational changes, there are a total of five reporting units, of which three are within the Financial Services practice group and two are within the Benefits and Insurances practice group.
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

The change in reporting units is considered a triggering event. We performed a quantitative assessme nt im
mediately after the change in reporting units by comparing the fair values of the reporting units to their respective carrying values. In measuring the estimated fair value of each reporting unit, we utilized a combination of an income approach and a market approach. Under the income approach, a discounted cash flow analysis is performed with estimates based on forecasted and projected operating cash flows, with significant assumptions related to revenue growth rates, profitability margins, and discount rates, which all vary among reporting units. The market approach utilizes the guideline public company method and is based on revenue and earnings multiple data derived from publicly traded peer group companies. Based on the results of the quantitative assessment, we concluded that the estimated fair values of our reporting units immediately after the change were in excess of their respective carrying values, and goodwill was not impaired.
During the first quarter of 2026, we experienced a decline in the Company’s market capitalization. This decline, along with increases in discount rates used in the aforementioned quantitative impairment analysis, reduced the excess of fair value over carrying value of our Financial Accounting Services reporting unit within the Financial Services practice group and our Property and Casualty reporting unit within our Benefits and Insurance Services practice group as of March 31, 2026. During the second quarter of 2026, the Company’s market capitalization improved, and we performed a qualitative assessment of its goodwill and concluded that it was more likely than not the fair values of the Company’s reporting units exceeded their respective carrying value, and therefore, goodwill related to the Company’s reporting units was determined to not be impaired. During the third quarter of 2026, the Company monitored internal and external macro factors and concluded that no goodwill impairment triggering events occurred. Accordingly, no interim qualitative or quantitative goodwill impairment testing was required, and no goodwill impairment losses were recognized during the three and nine months ended September 30, 2026.
It is possible, depending upon a number of factors that are not determinable at this time or within our control, that the fair value of one or more of our reporting units could decrease in the future, which could result in an impairment to goodwill. Such factors include failure to achieve the anticipated benefits of the Marcum Transaction, significant negative industry or economic trends, disruptions to our business, adverse changes resulting from new governmental regulations, negative impact on client list due to loss of customers, impact on client list due to declining revenue of existing customers, or divestitures. Additionally, declines in our market capitalization may result in the need for impairment assessments in the future, which could result in the recognition of an impairment charge. Further, any significant adverse change in our near or long-term projections or macroeconomic conditions could result in future impairment charges, which could be material.
A summary of changes in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2026 is as follows (in thousands):

	Financial Services	Benefits and Insurance Services	National Practice	Total
Gross Goodwill at December 31, 2025	$2,039,675	$340,238	$33,873	$2,413,786
Accumulated impairment	(44,047)	(7,733)	(32,207)	(83,987)

Goodwill, Net at December 31, 2025	1,995,628	332,505	1,666	2,329,799
Additions	11,470	—	—	11,470
Foreign Currency Translation	(96)	—	—	(96)
Transfer - Gross goodwill(1)	33,873	—	(33,873)	—
Transfer - Accumulated impairment(1)	(32,207)	—	32,207	—

Gross Goodwill at September 30, 2026	2,084,922	340,238	—	2,425,160
Accumulated impairment	(76,254)	(7,733)	—	(83,987)

Goodwill, Net at September 30, 2026	$2,008,668	$332,505	$—	$2,341,173

(1)
Reflects change in reporting units which is the transfer of the reporting unit previously included under the National Practice segment to the Financial Services segment during the nine months ended September 30, 2026.

NOTE 14. SEGMENT DISCLOSURES
As discussed in Note 13. Goodwill, the National Practices reportable segment, which consisted of a single reporting unit, was combined with a reporting unit included in the Financial Services practice group to better align our current internal management information reviewed by Chief Operating Decision Maker and reporting structure with the services provided. As a result of these changes, we now operate with two reportable segments: Financial Services and Benefits and Insurances Services. Financial results of the Financial Service Practice Group for the three and nine months ended September 30, 2025 were adjusted to reflect the change in reportable segments.
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
Accounting policies of the practice groups are the same as those described in Note 1, Basis of Presentation and Significant Accounting Policies, to the Annual Report on Form 10-K for the year ended December 31, 2025, as amended. Upon consolidation, intercompany accounts and transactions are eliminated, thus inter-segment revenue is not included in the measure of profit or loss for the practice groups. Performance of the practice groups is evaluated on income (loss) before income tax expense (benefit) excluding those costs listed above, which are reported in “Corporate and Other.”
The practice groups respective revenue and pre-tax income, significant segment expenses, and a reconciliation of segment profit or loss measure to the consolidated income before income tax expense for the three and nine months ended September 30, 2026 and 2025 is presented below. The segment profit or loss measure for the three and nine months ended September 30, 2025 has been restated and reflects the current two reportable segments. We do not manage our assets on a segment basis, therefore segment assets are not presented below.
Segment information for the three months ended September 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended September 30, 2026
	Financial Services	Benefits and Insurance Services	Total
Revenue from external customers	$597,791	$104,449	$702,240

Significant expenses:
Personnel costs	369,852	66,285	436,137
Facility costs	22,403	3,002	25,405
Other costs, gains, and losses, net (1)	95,213	16,667	111,880

Total segment expense	487,468	85,954	573,422

Segment income before income tax expense	110,323	18,495	128,818

Corporate & other:
Unallocated corporate operating expenses			14,176
General & administrative expenses			38,518
Interest expense			23,975
Other expense, net			(850)

Consolidated income before income tax expense			$52,999

	Three Months Ended September 30, 2025
	Financial Services	Benefits and Insurance Services	Total
Revenue from external customers	$590,431	$103,387	$693,818

Significant expenses:
Personnel costs	391,666	65,222	456,888
Facility costs	22,939	3,219	26,158
Other costs, gains, and losses, net (1)	79,416	15,599	95,015

Total segment expense	494,021	84,040	578,061

Segment income before income tax expense	96,410	19,347	115,757

Corporate & other:
Unallocated corporate operating expenses			25,081
General & administrative expenses			31,265
Interest expense			27,960
Other expense, net			(8,955)

Consolidated income before income tax expense			$40,406

	Nine Months Ended September 30, 2026
	Financial Services	Benefits and Insurance Services	Total
Revenue from external customers	$1,918,445	$314,580	$2,233,025

Significant expenses:
Personnel costs	1,157,282	196,307	1,353,589
Facility costs	72,415	9,433	81,848
Other costs, gains, and losses, net (1)	289,341	51,307	340,648

Total segment expense	1,519,038	257,047	1,776,085

Segment income before income tax expense	399,407	57,533	456,940

Corporate & other:
Unallocated corporate operating expenses			44,395
General & administrative expenses			118,395
Interest expense			72,199
Gain from acquisition related adjustment			(57,955)
Other income, net			(11,308)

Consolidated income before income tax expense			$291,214

	Nine Months Ended September 30, 2025
	Financial Services	Benefits and Insurance Services	Total
Revenue from external customers	$1,897,036	$318,292	$2,215,328

Significant expenses:
Personnel costs	1,201,748	196,965	1,398,713
Facility costs	70,290	9,622	79,912
Other costs, gains, and losses, net (1)	237,521	46,445	283,966

Total segment expense	1,509,559	253,032	1,762,591

Segment income before income tax expense	387,477	65,260	452,737

Corporate & other:
Unallocated corporate operating expenses			45,518
General & administrative expenses			86,972
Interest expense			80,983
Other income, net			(31,831)

Consolidated income before income tax expense			$271,095

(1)	Other costs, gains, and losses, net primarily consist of travel and entertainment costs, computer and technology related costs, depreciation and amortization expenses, and other discretionary costs.
NOTE 15. SUBSEQUENT EVENTS
On October 27, 2026, the Company held a virtual special meeting of stockholders (the “Special Meeting”). At the Special Meeting, among other matters, the proposal to adopt the Merger Agreement was approved, having received “for” votes from holders of a majority of the outstanding shares entitled to vote on the Merger Agreement proposal.
The Company expects to close the proposed Merger on or about November 2, 2026, in accordance with, and subject to the terms of, the Merger Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “CBIZ” or the “Company” shall mean CBIZ, Inc., and its operating subsidiaries.

The following discussion is intended to assist in the understanding of our financial position at September 30, 2026 and December 31, 2025, results of operations for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025, and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2025, as amended. This discussion and analysis contains forward-looking statements and should be read in conjunction with the disclosures and information contained in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025, as amended.

OVERVIEW

We provide professional business services, products and solutions that help our clients grow and succeed by better managing their finances and employees. These services are primarily provided to small and medium-sized businesses, as well as individuals, governmental entities, and not-for-profit enterprises throughout the United States and parts of Canada. As discussed in Note 13, Goodwill, the National Practices practice group, which consisted of a single reporting unit, is now included in the Financial Services practice group to align our internal management and reporting structure with the services provided. As a result of these changes, we now operate with two reportable segments: Financial Services and Benefits and Insurances Services. Financial results of the Financial Service Practice Group for the three and nine months ended September 30, 2025 were adjusted to reflect the change in reportable segments.

Refer to the Annual Report on Form 10-K for the year ended December 31, 2025, as amended, for further discussion of our business and strategies, as well as the external relationships and regulatory factors that currently impact our operations.

PROPOSED MERGER

As previously announced, on July 28, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Viking Parent Co., Inc. a Delaware corporation (“Parent”), and Viking Merger Co, Inc., a Delaware corporation and a direct wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the proposed Merger as a direct wholly owned subsidiary of Parent.

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

On October 27, 2026, the Company held a virtual special meeting of stockholders (the “Special Meeting”). At the Special Meeting, among other matters, the proposal to adopt the Merger Agreement was approved, having received “for” votes from holders of a majority of the outstanding shares entitled to vote on the Merger Agreement proposal.

The Company expects to close the proposed Merger on or about November 2, 2026, in accordance with, and subject to the terms of, the Merger Agreement.

See Note 1, “Summary of Significant Accounting Polices” in Item 1 of this Form 10-Q for further details regarding the proposed Merger. See the section titled, “Risk Factors” included under Part II, Item 1A of this Report for more information regarding risks associated with the proposed Merger.

EXECUTIVE SUMMARY

Revenue for the three months ended September 30, 2026 increased by $8.4 million, or 1.2%, to $702.2 million from $693.8 million for the same period in 2025. Same-unit revenue increased by approximately $5.9 million, or 0.8%, as compared to the same period in 2025. Revenue from newly acquired operations contributed $2.5 million of incremental revenue for the three months ended September 30, 2026, as compared to the same period in 2025. A detailed discussion of revenue for the three months ended September 30, 2026 by practice group is included under “Operating Practice Groups.”

Revenue for the nine months ended September 30, 2026 increased by $17.7 million, or 0.8%, to $2,233.0 million from $2,215.3 million for the same period in 2025. Same-unit revenue increased by approximately $10.8 million or 0.5%, as compared to the same period in 2025. Revenue from newly acquired operations contributed $6.9 million of incremental revenue for the nine months ended September 30, 2026, as compared to the same period in 2025. A detailed discussion of revenue for the nine months ended September 30, 2026 by practice group is included under “Operating Practice Groups.”

For the three months ended September 30, 2026, net income was $36.8 million, or $0.61 per diluted share, compared to $30.1 million, or $0.48 per diluted share, for the same period in 2025. For the nine months ended September 30, 2026, net income was $208.2 million, or $3.45 per diluted share, compared to $194.9 million, or $3.06 per diluted share, for the same period in 2025. Refer to “Results of Operations” for a detailed discussion of the components of net income.

Strategic Use of Capital

Our primary business objective is funding organic growth acceleration and meeting working capital needs. This includes investments in client service delivery and emerging technology that support revenue growth and enhance operational excellence. Following the completion of the Marcum Transaction, our second priority is to pay down debt to be at a net leverage ratio of less than 2.5x over time. As a result of the Marcum Transaction and related 2024 Credit Facilities, we have $1,454.0 million of outstanding debt under the 2024 Credit Facilities as of September 30, 2026. In addition, we believe that repurchasing shares of our common stock can be an attractive use of capital and an efficient means to provide value to our stockholders. We will also remain focused on making strategic acquisitions that allow us to strengthen our presence in existing markets, expand into high growth industries, and broaden our services to our clients.

During the nine months ended September 30, 2026, we repurchased 0.2 million shares of our common stock for a total cost of $7.5 million under the ROFR Agreement, 0.1 million shares of our common stock for a total cost of $7.3 million under a rescission offer, and 2.1 million shares of our common stock in the open market for $60.1 million pursuant to our Share Repurchase Program (defined below). Additionally, to settle statutory employee withholdings related to vesting of stock awards, we repurchased 0.1 million shares of our common stock at a cost of $3.0 million during the nine months ended September 30, 2026. During the nine months ended September 30, 2025, we repurchased 1.4 million shares of our common stock for a cost of $102.8 million under the ROFR Agreement and no share repurchases from the open market. To settle statutory employee withholdings related to vesting of stock awards, we repurchased 0.1 million shares at a cost of $7.8 million during the nine months ended September 30, 2025. Refer to Note 10, Common Stock, to the accompanying unaudited condensed consolidated financial statements for further details.

On February 11, 2026, the CBIZ Board of Directors authorized the purchase of up to 5.0 million shares of our common stock under our share repurchase program (the “Share Repurchase Program”), which may be suspended or discontinued at any time and expires on March 31, 2027. The shares may be purchased in the open market, in privately negotiated transactions, and pursuant to Rule 10b5-1 trading plans. Privately negotiated transactions may include purchases from our employees, officers and directors, in accordance with the Securities and Exchange Commission (“SEC”) rules. CBIZ management will determine the timing and amount of the purchases based on its evaluation of market conditions and other factors.

RESULTS OF OPERATIONS

Revenue

The following tables summarize total revenue for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	% of Total	2025(1)	% of Total	$ Change	% Change
	(Amounts in thousands, except percentages)

Financial Services	$597,791	85.1%	$590,431	85.1%	$7,360	1.2%

Benefits and Insurance Services	104,449	14.9%	103,387	14.9%	1,062	1.0%

Total CBIZ	$702,240	100.0%	$693,818	100.0%	$8,422	1.2%

	Nine Months Ended September 30,
	2026	% of Total	2025(1)	% of Total	$ Change	% Change
	(Amounts in thousands, except percentages)
Financial Services	$1,918,445	85.9%	$1,897,036	85.6%	$21,409	1.1%
Benefits and Insurance Services	314,580	14.1%	318,292	14.4%	(3,712)	(1.2)%

Total CBIZ	$2,233,025	100.0%	$2,215,328	100.0%	$17,697	0.8%

(1)

During the nine months ended September 30, 2026, the National Practice group was combined with the Financial Service practice group to better align with internal management and reporting structure. As a result, the Financial Services revenue for the three and nine months ended September 30, 2025 was adjusted to reflect this change.

Non-qualified Deferred Compensation Plan

We sponsor a Non-qualified Deferred Compensation Plan (the “deferred compensation plan”), under which a CBIZ employee’s compensation deferral is held in a rabbi trust and invested accordingly as directed by the employee. The activities related to the deferred compensation plan are recorded in “Corporate and Other” for segment reporting purposes. Gains and losses resulting from the adjustments to the fair value of the invested assets in the deferred compensation plan are recorded as an increase or decrease to the “Other income (expense), net”, are directly offset by the same adjustments as an increase or decrease to compensation expense (recorded as “Operating expense” or “Corporate general and administrative expense”) in the accompanying Unaudited Condensed Consolidated Statements of Comprehensive Income. The deferred compensation plan has no impact on “Income before income tax expense” or diluted earnings per share.

Refer to Note 13, Employee Benefits, to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2025, as amended, for further discussion on the Non-qualified Deferred Compensation Plan.

Income and expenses related to the deferred compensation plan assets for the three and nine months ended September 30, 2026 and 2025 were recorded as follows (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
Income statement line items:	2026	2025	2026	2025
Operating expense	$(566)	$7,847	$13,478	$17,132
Corporate general & administrative expense	(191)	1,076	1,788	2,415
Other income, net	(757)	8,923	15,266	19,547

Excluding the impact of the above-mentioned income and expenses related to the deferred compensation plan, the operating results for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,
	2026				2025
	(Amounts in thousands, except percentages)
	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue
Gross margin	$114,054	$(566)	$113,488	16.2%	$90,129	$7,847	$97,976	14.1%
Operating income	75,536	(757)	74,779	10.6%	58,864	8,923	67,787	9.8%
Other income, net	1,449	757	2,206	0.3%	8,378	(8,923)	(545)	(0.1)%
Income before income tax expense	52,999	—	52,999	7.5%	40,406	—	40,406	5.8%

	Nine Months Ended September 30,
	2026				2025
	(Amounts in thousands, except percentages)
	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue	As Reported	Deferred Compensation Plan	Adjusted	% of Revenue
Gross margin	$412,509	$13,478	$425,987	19.1%	$406,140	$17,132	$423,272	19.1%
Operating income	294,114	15,266	309,380	13.9%	319,168	19,547	338,715	15.3%
Other income, net	11,382	(15,266)	(3,884)	(0.2)%	31,786	(19,547)	12,239	0.6%
Income before income tax expense	291,214	—	291,214	13.1%	271,095	—	271,095	12.2%

Operating Expenses

The following tables summarize total operating expenses for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025(1)	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating expenses by segment:
Financial Services	$487,860	$494,526	$(6,666)	(1.3) %
Benefits and Insurance Services	86,150	84,082	2,068	2.5%
Corporate and Other	14,176	25,081	(10,905)	(43.5)%

Total Operating expenses	$588,186	$603,689	$(15,503)	(2.6)%
Operating expenses % of revenue	83.8%	87.0%
Operating expenses excluding deferred compensation	$588,752	$595,842	$(7,090)	(1.2)%
Operating expenses excluding deferred compensation % of revenue	83.8%	85.9%

	Nine Months Ended September 30,
	2026	2025(1)	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating expenses by segment:
Financial Services	$1,518,442	$1,510,223	$8,219	0.5%
Benefits and Insurance Services	257,679	253,447	4,232	1.7%
Corporate and Other	44,395	45,518	(1,123)	(2.5)%

Total Operating expenses	$1,820,516	$1,809,188	$11,328	0.6%
Operating expenses % of revenue	81.5%	81.7%
Operating expenses excluding deferred compensation	$1,807,038	$1,792,056	$14,982	0.8%
Operating expenses excluding deferred compensation % of revenue	80.9%	80.9%

(1)

During the nine months ended September 30, 2026, the National Practice group was combined with the Financial Service practice group to better align with internal management and reporting structure. As a result, the Financial Services operating expenses for the three and nine months ended September 30, 2025 was adjusted to reflect this change.

Three months ended September 30, 2026 compared to September 30, 2025. Total operating expenses for the three months ended September 30, 2026 decreased by $15.5 million, or 2.6%, to $588.2 million as compared to $603.7 million in the same period in 2025. The deferred compensation plan decreased operating expenses by $0.6 million for the three months ended September 30, 2026 and increased operating expenses by $7.8 million in the same period in 2025. Excluding the deferred compensation expenses, which were recorded in “Corporate and Other” for segment reporting purposes, operating expenses would have been $588.8 million and $595.8 million, or 83.8% and 85.9% of revenue, for the three months ended September 30, 2026 and 2025, respectively. In addition, operating expenses for the three months ended September 30, 2026 included approximately $13.3 million of integration costs associated with the Marcum Transaction, and the operating expenses for the three months ended September 30, 2025 included approximately $23.2 million of integration costs associated with the Marcum Transaction.

The majority of our operating expenses relate to personnel costs, which include (i) salaries and benefits, (ii) commissions paid to producers, (iii) incentive compensation, and (iv) stock-based compensation. Excluding the impact of deferred compensation, which was recorded in “Corporate and Other” for segment reporting purposes, operating expenses decreased by approximately $7.1 million during the three months ended September 30, 2026 as compared to the same period in 2025, driven by $8.0 million decrease in personnel costs related to variable compensation plans, $2.3 lower professional service costs, and $1.2 million lower depreciation and amortization costs, partially offset by approximately $2.3 million higher facility costs and $2.1 million higher other operating expenses. Personnel costs are discussed in further detail under “Operating Practice Groups” below.

Nine months ended September 30, 2026 compared to September 30, 2025. Total operating expenses for the nine months ended September 30, 2026 increased by $11.3 million, or 0.6%, to $1,820.5 million as compared to $1,809.2 million in the same period in 2025. The deferred compensation plan increased operating expenses by $13.5 million for the nine months ended September 30, 2026 and by $17.1 million during the same period in 2025. Excluding the impact of deferred compensation, which was recorded in “Corporate and Other” for segment reporting purposes, operating expenses would have been $1,807.0 million and $1,792.1 million, or 80.9% and 80.9% of revenue, for the nine months ended September 30, 2026 and 2025, respectively. In addition, operating expense for the nine months ended September 30, 2026 and 2025, included approximately $44.3 million and $43.3 million, respectively, of integration costs associated with the Marcum Transaction.

The majority of our operating expenses relate to personnel costs, which include (i) salaries and benefits, (ii) commissions paid to producers, (iii) incentive compensation, and (iv) stock-based compensation. Excluding the impact of deferred compensation, which was recorded in “Corporate and Other” for segment reporting purposes, operating expenses increased by approximately $15.0 million during the nine months ended September 30, 2026 as compared to the same period in 2025, driven by $5.3 million in higher personnel costs, $4.9 million higher direct costs, $4.7 million other operating costs, $3.9 million higher facility costs, $3.2 million higher technology costs, and $1.5 million higher travel and entertainment costs, partially offset by $5.1 million lower professional service costs and $3.9 million lower depreciation and amortization costs.

Corporate General & Administrative (“G&A”) Expenses

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(Amounts in thousands, except percentages)
G&A expenses	$38,518	$31,265	$7,253	23.2%
G&A expenses % of revenue	5.5%	4.5%
G&A expenses excluding deferred compensation	$38,709	$30,189	$8,520	28.2%
G&A expenses excluding deferred compensation % of revenue	5.5%	4.4%

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(Amounts in thousands, except percentages)
G&A expenses	$118,395	$86,972	$31,423	36.1%
G&A expenses % of revenue	5.3%	3.9%
G&A expenses excluding deferred compensation	$116,607	$84,557	$32,050	37.9%
G&A expenses excluding deferred compensation % of revenue	5.2%	3.8%

Three months ended September 30, 2026 compared to September 30, 2025. The deferred compensation plan decreased G&A expenses by $0.2 million for the three months ended September 30, 2026, and increased G&A expense by $1.1 million during the same period in 2025. The G&A expenses, excluding the impact of the deferred compensation plan, would have been $38.7 million, or 5.5% of revenue, for the three months ended September 30, 2026, compared to $30.2 million, or 4.4% of revenue, for the same period in 2025, an increase of approximately $8.5 million. The increase was primarily driven by $13.2 million higher professional fees to support on-going corporate projects and $1.2 million higher facility costs. The increase was partially offset by $5.6 million lower personnel costs driven by the adjustment to the liabilities associated with the ESPP correction and $1.6 million lower in other discretionary costs. The G&A expenses for the three months ended September 30, 2026 and 2025 included approximately $4.0 million and $5.4 million of integration costs primarily associated with the Marcum Transaction.

Nine months ended September 30, 2026 compared to September 30, 2025. The deferred compensation plan increased G&A expenses by $1.8 million for the nine months ended September 30, 2026, and increased G&A expenses by $2.4 million during the same period in 2025. G&A expenses, excluding the impact of the deferred compensation plan, would have been $116.6 million, or 5.2% of revenue, for the nine months ended September 30, 2026, compared to $84.6 million, or 3.8% of revenue, for the same period in 2025, an increase of $32.1 million. The increase in G&A expenses was primarily driven by $15.3 million higher professional fees to support on-going corporate projects, approximately $11.0 million higher personnel costs driven by $5.6 million impact of the ESPP correction and $5.4 million higher compensation, $2.4 million higher technology costs, $1.8 million higher facility costs, and $1.6 million higher other discretionary costs. The G&A expenses for the nine months ended September 30, 2026 and 2025, included approximately $11.6 million and $20.2 million, respectively, of integration costs primarily associated with the Marcum Transaction.

Other Income (Expense), Net

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(Amounts in thousands, except percentages)
Interest expense	$(23,986)	$(27,960)	$3,974	(14.2)%
Gain on sale of operations, net	—	1,124	(1,124)	N/M
Other income, net (1)	1,449	8,378	(6,929)	(82.7)%

Total other expense, net	$(22,537)	$(18,458)	$(4,079)	22.1%

(1)

Other income, net includes a net loss of $0.8 million during the three months ended September 30, 2026, compared to a net gain of $8.9 million for the same period in 2025, associated with the value of investments held in a rabbi trust related to the deferred compensation plan, which were recorded in “Corporate and Other” for segment reporting purposes. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan are offset by a corresponding increase or decrease to compensation expense, which is recorded as “Operating expenses” and “G&A expenses.” The deferred compensation plan has no impact on “Income before income tax expense” or diluted earnings per share. In addition, included in other income (expense), net for the three months ended September 30, 2026 and 2025, is an income of $1.1 million and an expense of $0.5 million, respectively, related to net changes in the fair value of contingent consideration related to prior acquisitions.

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(Amounts in thousands, except percentages)
Interest expense	$(72,237)	$(80,983)	$8,746	(10.8)%
Gain on sale of operations, net	—	1,124	(1,124)	N/M
Gain from acquisition related adjustment, net	57,955	—	57,955	NM
Other income, net (2)	11,382	31,786	(20,404)	(64.2)%

Total other expense, net	$(2,900)	$(48,073)	$45,173	(94.0)%

(2)

Other income, net includes a net gain of $15.3 million during the nine months ended September 30, 2026, compared to a net gain of $19.5 million for the same period in 2025, associated with the value of investments held in a rabbi trust related to the deferred compensation plan, which were recorded in “Corporate and Other” for segment reporting purposes. The adjustments to the investments held in a rabbi trust related to the deferred compensation plan are offset by a corresponding increase or decrease to compensation expense, which is recorded as “Operating expenses” and “G&A expenses.” The deferred compensation plan has no impact on “Income before income tax expense” or diluted earnings per share. In addition, included in other income, net for the nine months ended September 30, 2026 and 2025, is an income of $2.6 million and an expense of $2.0 million, respectively, related to changes in the fair value of contingent consideration related to prior acquisitions. As stated in Note 6, Commitments and Contingencies, to the accompanying unaudited condensed consolidated financial statements, in the nine months ended September 30, 2025, the Company recorded a gain of $12.5 million from a legal settlement within Other income, net.

Interest Expense

Three and nine months ended September 30, 2026 compared with September 30, 2025. During the three months ended September 30, 2026, our average debt balance and weighted average effective interest rate were $1,447.0 million and 6.07%, respectively, compared to $1,554.7 million and 6.62%, respectively, for the same period in 2025. The decrease in interest expense for the three months ended September 30, 2026 as compared to the same period in 2025 was primarily driven by the lower average debt balance and interest rates.

During the nine months ended September 30, 2026, our average debt balance and interest rate were $1,472.8 million and 6.06%, respectively, compared to $1,513.9 million and 6.64%, respectively, for the same period in 2025. The decrease in interest expense for the nine months ended September 30, 2026 as compared to the same period in 2025 was $8.7 million. This was primarily driven by the lower average debt balance and interest rates.

Our indebtedness is further discussed in Note 5, Debt and Financing Arrangements, to the accompanying unaudited condensed consolidated financial statements.

Gain from acquisition related adjustment, net

Three and nine months ended September 30, 2026 compared with September 30, 2025. During the nine months ended September 30, 2026, our gain from acquisition related adjustment, net was $58.0 million, compared to no gain for the same periods in 2025. As stated in Note 3, Business Combinations, to the accompanying unaudited condensed consolidated financial statements, the Company recorded a $57.2 million working capital adjustment and related purchase price settlement, which was recognized as a gain within acquisition related adjustments in Total other income (expense), net in the condensed consolidated statements of comprehensive income. Additionally, the Company also recorded an adjustment related to acquisitions of $0.8 million within gains from acquisition related adjustments during the nine months ended September 30, 2026.

Other Income, Net

Three and nine months ended September 30, 2026 compared with September 30, 2025.

For the three months ended September 30, 2026, Other income, net includes a net loss of $0.8 million associated with the non-qualified deferred compensation plan. For the same period in 2025, Other income, net includes a net gain of $8.9 million associated with the non-qualified deferred compensation plan. Excluding the impact of the deferred compensation plan from Other income, net for the three months ended September 30, 2026 would have been income of $2.2 million as compared to a loss of $0.5 million in the same period in 2025, an increase of income of approximately $2.8 million, primarily due to a $2.6 million favorable impact associated with the net changes in the fair value of contingent consideration related to prior acquisitions.

For the nine months ended September 30, 2026, Other expense, net includes a net gain of $15.3 million associated with the non-qualified deferred compensation plan. For the same period in 2025, Other income,net includes a net gain of $19.5 million associated with the non-qualified deferred compensation plan. Excluding the impact of the deferred compensation plan, the other income, net for the nine months ended September 30, 2026 would have been an expense of approximately $3.9 million, as compared to income of $12.2 million during the same period in 2025, a decrease of income of approximately $16.1 million. The decrease was primarily due to a $7.2 million legal settlement loss recorded in the nine months ended September 30, 2026 as compared to a $12.5 million gain from a legal settlement recorded in the same period in 2025, offset partially by a $4.6 million favorable impact associated with the net changes in the fair value of contingent consideration related to prior acquisitions.

Income Tax Expense

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(Amounts in thousands, except percentages)
Income tax expense	$16,228	$10,260	$5,968	58.2%
Effective tax rate	30.6%	25.4%

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(Amounts in thousands, except percentages)
Income tax expense	$83,053	$76,234	$6,818	8.9%
Effective tax rate	28.5%	28.1%

Three and nine months ended September 30, 2026 compared with September 30, 2025. The effective tax rate for the three months ended September 30, 2026 was 30.6%, compared to 25.4% for the same period in 2025. The increase in the effective tax rate is primarily due to higher state income tax expense in the current period compared to the prior year. The increase in income tax expense of $6.0 million for the three months ended September 30, 2026, when compared to the same period in 2025, was primarily driven by higher pre-tax income and higher state income tax expense in 2026.

The effective tax rate for the nine months ended September 30, 2026 was 28.5%, compared to 28.1% for the same period in 2025. The increase in the effective tax rate is primarily attributed to tax expense related to stock-based compensation, partially offset by a tax benefit recognized in the current period related to the purchase of certain transferrable tax credits. Income tax expense increased by $6.8 million for the nine months ended September 30, 2026, when compared to the same period in 2025, primarily due to higher pre-tax income and tax expense related to stock-based compensation, partially offset by the tax benefit recognized from the purchase of certain transferrable tax credits.

Operating Practice Groups

During the nine months ended September 30, 2026, the National Practice practice group was combined with the Financial Service practice group to better align with internal management and reporting structure. As a result of these changes, we now operate with two reportable segments: Financial Services and Benefits and Insurances Services. Financial results of the Financial Service Practice Group for the three and nine months ended September 30, 2025, were adjusted to reflect the change in reportable segments. A description of these groups’ operating results and factors affecting their businesses is provided below.

Same-unit revenue represents total revenue adjusted to reflect comparable periods of activity for acquisitions and divestitures. Divested operations represent operations that did not meet the criteria for treatment as discontinued operations.

Financial Services

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue
Same-unit	$595,240	$590,431	$4,809	0.8%
Acquired businesses	2,551	—	2,551	N/M

Total revenue	$597,791	$590,431	$7,360	1.2%
Operating expenses	487,860	494,526	(6,666)	(1.3)%

Gross margin / Operating income	109,931	95,905	14,026	14.6%
Total other expense, net	392	505	(113)	N/M

Income before income tax expense	$110,323	$96,410	$13,913	14.4%

Gross margin percent	18.4%	16.2%

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue
Same-unit	$1,911,582	$1,897,036	$14,546	0.8%
Acquired businesses	6,863	—	6,863	N/M

Total revenue	$1,918,445	$1,897,036	$21,409	1.1%
Operating expenses	1,518,442	1,510,223	8,219	0.5%

Gross margin / Operating income	$400,003	$386,813	13,190	3.4%
Total other (expense) income, net	(596)	664	(1,260)	N/M

Income before income tax expense	$399,407	$387,477	$11,930	3.1%

Gross margin percent	20.9%	20.4%

Three months ended September 30, 2026 compared to September 30, 2025.

Revenue

The Financial Services practice group revenue for the three months ended September 30, 2026 increased by 1.2% to $597.8 million from $590.4 million during the same period in 2025. Same-unit revenue increased by $4.8 million, or 0.8%, primarily driven by $5.2 million increase in government healthcare consulting services, $4.6 million in national advisory services, and $0.2 million increase in national technology services. The increase was offset by $5.2 million lower revenue from units that provide traditional accounting and tax services.

We provide a range of services to affiliated CPA firms under joint referral and administrative service agreements (“ASAs”). Fees earned under the ASAs are recorded as revenue in the accompanying Condensed Consolidated Statements of Comprehensive Income and were approximately $129.8 million and $130.3 million for the three months ended September 30, 2026 and 2025, respectively.

Operating Expenses

Operating expenses for the three months ended September 30, 2026 decreased by $6.7 million, or 1.3%, as compared to the same period in 2025. The decrease is primarily driven by approximately $10.6 million net decrease in personnel and allocated costs and other discretionary spending, partially offset by $1.9 million increase in bad debt expense, $1.3 million increase in travel and entertainment costs, and $1.1 million increase in recruiting costs. Operating expenses as a percentage of revenue decreased slightly to 81.6% for the three months ended September 30, 2026 from 83.8% of revenue for the same period in 2025.

Nine months ended September 30, 2026 compared to September 30, 2025.

Revenue

Revenue for the nine months ended September 30, 2026 grew by 1.1% to $1,918.4 million from $1,897.0 million during the same period in 2025. Same-unit revenue increased by $14.5 million, or 0.8%, This increase was primarily driven by $10.5 million increase in national advisory services, $9.2 million increase in government healthcare consulting services, and $2.8 million increase in national technology services. The increase was offset by $7.9 million lower revenue from units that provide traditional accounting and tax services.

Fees earned under the ASAs, as described above, were approximately $497.8 million and $529.1 million for the nine months ended September 30, 2026 and 2025, respectively.

Operating Expenses

Operating expenses for the nine months ended September 30, 2026 increased by $8.2 million, or 0.5%, as compared to the same period in 2025. Compared to the same period in 2025, the increase in operating expenses was primarily driven by $9.8 million net increase in personnel and allocated costs, $2.6 million higher travel and entertainment costs, $2.3 million increase in facility costs, $1.9 million higher bad debt expense, and $1.1 million higher recruiting fees. The increase was partially offset by $7.1 million lower professional fees, $3.4 million lower depreciation and amortization costs, and $2.4 million lower computer and technology costs. In addition, other discretionary costs increased by $3.4 million. Operating expense as a percentage of revenue was 79.1% and 79.6% during the nine months ended September 30, 2026 and 2025, respectively.

Benefits and Insurance Services

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue	$104,449	$103,387	$1,062	1.0%
Operating expenses	86,150	84,082	2,068	2.5%

Gross margin / Operating income	18,299	19,305	(1,006)	(5.2)%
Total other income, net	196	42	154	366.7%

Income before income tax expense	$18,495	$19,347	$(852)	(4.4)%

Gross margin percent	17.5%	18.7%

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(Amounts in thousands, except percentages)
Revenue	$314,580	$318,292	$(3,712)	(1.2)%
Operating expenses	257,679	253,447	4,232	1.7%

Gross margin / Operating income	56,901	64,845	(7,944)	(12.3)%
Total other income, net	632	415	217	52.3%

Income before income tax expense	$57,533	$65,260	$(7,727)	(11.8)%

Gross margin percent	18.1%	20.4%

Three months ended September 30, 2026 compared to September 30, 2025.

Revenue

The Benefits and Insurance Services practice group revenue growth was relatively flat at $104.4 million during the three months ended September 30, 2026 as compared to $103.4 million for the same period in 2025. Revenue generated by the units that provide employee benefits, retirement, and other related services increased by $2.7 million, offset by $1.6 million decrease in the property and casualty services.

Operating Expenses

Operating expenses for the three months ended September 30, 2026 increased by $2.1 million, or 2.5%, when compared to the same period in 2025. The increase was not material, and operating expenses within the Benefits and Insurance practice group remained generally consistent period over period. Operating expenses as a percentage of revenue increased slightly to 82.5% for the quarter ended September 30, 2026 from 81.3% of revenue for the same period in 2025.

Nine months ended September 30, 2026 compared to September 30, 2025.

Revenue

The Benefits and Insurance Services practice group revenue decreased by $3.7 million, or 1.2%, to $314.6 million during the nine months ended September 30, 2026 compared to $318.3 million for the same period in 2025. The decrease was primarily driven by a $5.0 million decrease in property and casualty services and $0.8 million from human capital related services, and a $0.3 million decrease in retirement benefit and other services. These decreases were partially offset by a $2.4 million increase in Employee Benefit Services revenue.

Operating Expenses

Operating expenses for the nine months ended September 30, 2026 increased by $4.2 million, or 1.7%, when compared to the same period in 2025. The increase was not material, and operating expenses within the Benefits and Insurance practice group remained generally consistent period over period. Operating expense as a percentage of revenue increased to 81.9% during the nine months ended September 30, 2026 as compared to 79.6% of revenue for the same period in 2025 due to decrease in revenue.

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

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating expenses	$14,176	$25,081	$(10,905)	(43.5)%
Corporate general and administrative expenses	38,518	31,265	7,253	23.2%

Operating loss	(52,694)	(56,346)	3,652	(6.5)%
Total other expense, net	(23,125)	(19,006)	(4,119)	21.7%

Loss before income tax expense	$(75,819)	$(75,352)	$(467)	0.6%

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(Amounts in thousands, except percentages)
Operating expenses	$44,395	$45,518	$(1,123)	(2.5)%
Corporate general and administrative expenses	118,395	86,972	31,423	36.1%

Operating loss	(162,790)	(132,490)	(30,300)	22.9%
Total other expense, net	(2,936)	(49,154)	46,218	(94.0)%

Loss before income tax expense	$(165,726)	$(181,644)	$15,918	(8.8)%

Three months ended September 30, 2026 compared to September 30, 2025.

Total operating expenses decreased by $10.9 million during the three months ended September 30, 2026, as compared to the same period in 2025. The non-qualified deferred compensation plan decreased operating expenses by $0.6 million for the three months ended September 30, 2026 and increased operating expenses by $7.8 million during the same period in 2025. Excluding the impact of non-qualified deferred compensation plan, Corporate operating expenses decreased by $2.5 million during the three months ended September 30, 2026, as compared to the same period in 2025. The decrease was primarily driven by $7.3 million lower personnel costs net of allocations, partially offset by $3.1 million higher facility costs, $2.1 million higher technology costs, $0.3 million higher depreciation costs, and $0.7 million increase in other discretionary costs.

Total corporate G&A expenses increased by $7.3 million, or 23.2%, during the three months ended September 30, 2026, as compared to the same period in 2025. The deferred compensation plan decreased G&A expenses by $0.2 million for the three months ended September 30, 2026, and increased G&A expense by $1.1 million during the same period in 2025. The G&A expenses, excluding the impact of the deferred compensation plan, would have been $38.7 million, or 5.5% of revenue, for the three months ended September 30, 2026, compared to $30.2 million, or 4.4% of revenue, for the same period in 2025, an increase of approximately $8.5 million. The increase was primarily driven by $13.2 million higher professional fees to support on-going corporate projects and $1.2 million higher facility costs. The increase was partially offset by $5.6 million lower personnel costs driven by the adjustment to the liabilities associated with the ESPP correction and $1.6 million lower in other discretionary costs. The G&A expenses for the three months ended September 30, 2026 and 2025 included approximately $4.0 million and $5.4 million of integration costs primarily associated with the Marcum Transaction.

Total other expense, net increased by $4.1 million during the three months ended September 30, 2026, as compared to the same period in 2025. For the three months ended September 30, 2026, total other expense, net included a net gain of $0.8 million associated with the non-qualified deferred compensation plan. For the same period in 2025, total other expense, net included a net gain of $8.9 million associated with the non-qualified deferred compensation plan. Excluding the impact of the non-qualified deferred compensation plan, total other expense, net decreased by $5.6 million for the three months ended September 30, 2026 as compared to the same period in 2025. The decrease was primarily due to $4.0 million lower interest expense and $2.6 million favorable adjustment to the fair value of contingent consideration related to prior acquisitions, partially offset by $1.1 million higher miscellaneous expenses.

Nine months ended September 30, 2026 compared to September 30, 2025.

Total operating expenses decreased by $1.1 million, or 2.5%, during the nine months ended September 30, 2026, as compared to the same period in 2025. The deferred compensation plan increased operating expenses by $13.5 million for the nine months ended September 30, 2026, and increased operating expense by $17.1 million during the same period in 2025. Excluding the deferred compensation expenses, operating expense increased by approximately $2.5 million during the nine months ended September 30, 2026, as compared to the same period in 2025, primarily driven by $4.9 million higher technology costs, $2.7 million higher facility costs, $1.4 million higher professional services costs, $0.8 million higher depreciation costs, and $0.8 million increase in other discretionary costs, partially offset by $8.1 million lower personnel costs net of allocations,

Total corporate general and administrative expenses increased by $31.4 million, or 36.1%, during the nine months ended September 30, 2026, as compared to the same period in 2025. The deferred compensation plan increased G&A expenses by $1.8 million for the nine months ended September 30, 2026, and increased G&A expenses by $2.4 million during the same period in 2025. G&A expenses, excluding the impact of the deferred compensation plan, would have been $116.6 million, or 5.2% of revenue, for the nine months ended September 30, 2026, compared to $84.6 million, or 3.8% of revenue, for the same period in 2025, an increase of $32.1 million. The increase in G&A expenses was primarily driven by $15.3 million higher professional fees to support on-going corporate projects, approximately $11.0 million higher personnel costs driven by $5.6 million impact of the ESPP correction and $5.4 million higher compensation, $2.4 million higher technology costs, $1.8 million higher facility costs, and $1.6 million higher other discretionary costs. The G&A expenses for the nine months ended September 30, 2026 and 2025, included approximately $11.6 million and $20.2 million, respectively, of integration costs primarily associated with the Marcum Transaction.

Total other expense, net decreased by $46.2 million during the nine months ended September 30, 2026, as compared to the same period in 2025. Total other income, net for the nine months ended September 30, 2026 includes a net gain of $15.3 million associated with the deferred compensation plan. For the same period in 2025, total other income, net includes a net gain of $19.5 million associated with the deferred compensation plan. Excluding the impact of the deferred compensation plan, total other expense, net decreased by $50.5 million for the nine months ended September 30, 2026 compared to the same period in 2025. The increase in income was primarily attributed to a $58.0 million gain on acquisition related adjustments, $8.9 million lower interest expense, and $4.6 million favorable adjustment to the fair value of contingent consideration related to prior acquisitions, partially offset by $1.1 million higher miscellaneous expenses. In addition, the other expense, net included a $7.2 million estimated legal loss recorded in the nine months ended September 30, 2026 as compared to a $12.5 million gain from a legal settlement recorded in the same period in 2025.

See Note 3, Business Combinations, to the accompanying unaudited condensed consolidated financial statements in the nine months ended September 30, 2026 for further detail.

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

We historically experience a use of cash to fund working capital requirements during the first quarter of each fiscal year. This is primarily due to the seasonal nature of the Financial Services practice group’s accounting and tax services, as well as payment of accrued employees’ incentives programs. Upon completion of the seasonal accounting and tax services period, cash provided by operations during the remaining three quarters of the fiscal year substantially exceeds the use of cash in the first quarter of the fiscal year.

Accounts receivable balances increase in response to the first three months’ revenue generated by the Financial Services practice group. A significant amount of this revenue is billed and collected in subsequent quarters. Days sales outstanding (“DSO”) represent accounts receivable and unbilled revenue (net of realization adjustments) at the end of the period, divided by trailing twelve months’ daily revenue. We provide DSO data because such data is commonly used as a performance measure by analysts and investors and as a measure of our ability to collect on receivables in a timely manner. Trailing-twelve-month DSO, including the impact of acquisitions, was 99 days and 94 days at September 30, 2026 and 2025, respectively. DSO at December 31, 2025 was 71 days.

The following table presents selected cash flow information. For additional details, refer to the accompanying Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended September 30,
	2026	2025
	(Amounts in thousands)
Net cash provided by operating activities	147,055	48,846
Net cash used in investing activities	(29,303)	(16,913)
Net cash used in financing activities	(185,915)	(75,233)

Net decrease in cash, cash equivalents and restricted cash	$(68,163)	$(43,300)

Operating Activities – Cash provided by operating activities was $147.1 million during the nine months ended September 30, 2026, primarily consisted of net income of $208.2 million and certain non-cash items, such as depreciation and amortization expense of $70.4 million, deferred income tax of $22.9 million, stock-based compensation expense of $22.2 million, bad debt expense of $5.1 million, and other non-cash activities of $5.5 million, offset by $2.6 million non-cash income primarily due to favorable fair value adjustments to contingent purchase price considerations. Cash provided by operating activities for the nine months ended September 30, 2026 was partially offset by of $184.5 million use of cash for working capital purposes. Cash provided by operating activities was $48.8 million during the nine months ended September 30, 2025, primarily consisted of net income of $194.9 million and certain non-cash items, such as depreciation and amortization expense of $74.3 million, deferred income tax of $8.8 million, stock-based compensation expense of $19.6 million, and an adjustment to contingent purchase price considerations of $2.0 million, partially offset by $258.5 million use of cash for working capital purposes.

Investing Activities - Cash used in investing activities during the nine months ended September 30, 2026 was $29.3 million and consisted primarily of $13.9 million used for business acquisitions and $21.8 million in capital expenditures, partially offset by $4.6 million of collections on the notes from Marcum, and $1.2 million in net client fund investment activity, and $0.6 million related to other immaterial investing activities. Cash used in investing activities during the nine months ended September 30, 2025 was $16.9 million and consisted primarily of $15.0 million in capital expenditures and $4.0 million in net client fund investment activity, partially offset by $1.4 million received from sale of operations and $0.7 million in other investing activities primarily related to acquisition related working capital adjustment payments and notes receivable. The net cash flow related to funds held for clients and other activities was immaterial.

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

Financing Activities - Cash used in financing activities during the nine months ended September 30, 2026 was $185.9 million and consisted of $77.9 million of cash used in share repurchases, of which $60.1 million were open market purchases, $7.5 million was used under the ROFR Agreement, $7.3 million was used in connection of share repurchases under a rescission offer, and $3.0 million was to settle statutory employee withholdings related to vesting of stock awards. Additionally, $71.4 million was paid to reduce client fund obligations, $18.5 million was paid as contingent consideration payments related to prior acquisitions, and $18.4 was used to pay down debt under the 2024 Credit Facilities. Cash used in financing activities during the nine months ended September 30, 2025 was $75.2 million and primarily consisted of $135.6 million of cash used in share repurchases, of which $102.8 million was under the ROFR Agreement, $25.0 million were open market purchases, and $7.8 million was to settle statutory employee withholdings related to vesting of stock awards. Additionally, $48.3 million was paid to reduce client fund obligations and $55.8 million was paid as contingent consideration payments related to prior acquisitions. The use of cash was partially offset by $165.9 million in net proceeds from the credit facility.

CAPITAL RESOURCES

Credit Facilities - At September 30, 2026, we had $1,454.0 million outstanding under the 2024 Credit Facilities as well as $3.2 million of outstanding letters of credit. Available funds under the 2024 Credit Facilities, based on the terms of the commitment, were approximately $419.8 million at September 30, 2026. The weighted average interest rate under the 2024 Credit Facilities was 6.06% during the nine months ended September 30, 2026, compared to 6.64% for the same period in 2025. The 2024 Credit Facilities allows for the allocation of funds for future strategic initiatives, including acquisitions and the repurchase of our common stock, subject to the terms and conditions of the 2024 Credit Facilities.

Debt Covenant Compliance - Under the 2024 Credit Facilities, we are required to meet certain financial covenants with respect to (i) total leverage ratio and (ii) minimum interest charge coverage ratio. We were in compliance with our financial covenants as of September 30, 2026. Our ability to service our debt and to fund future strategic initiatives will depend upon our ability to generate cash in the future. For further discussion regarding our 2024 Credit Facilities, refer to Note 5, Debt and Financing Arrangements, to the accompanying unaudited condensed consolidated financial statements.

Use of Capital - Our overall business objective continues to focus on funding organic growth acceleration and meeting working capital needs. This includes investments in client service delivery and emerging technology that supports revenue growth and improves operational excellence. Following the completion of the Marcum Transaction, our second priority is to pay down debt to have a net leverage ratio of less than 2.5x over time. As a result of the Marcum Transaction and related 2024 Credit Facilities, we have $1,454.0 million of outstanding debt as of September 30, 2026. In addition, we believe that repurchasing shares of our common stock can be prudent use of our financial resources, and that investing in our stock is an attractive use of capital and an efficient means to provide value to our stockholders. We will also remain focused on making strategic acquisitions that allow us to strengthen our presence in existing markets, expand into high growth industries, and broaden our services to our clients.

During the nine months ended September 30, 2026, we completed two acquisitions and other asset purchases for approximately $13.9 million. During the nine months ended September 30, 2026, we repurchase 2.1 million shares of our common stock in the open market for $60.1 million, 0.2 million shares of our common stock at a cost of $7.5 million under the ROFR Agreement, and 0.1 million shares under a rescission offer $7.3 million. Additionally, to settle statutory employee withholdings related to vesting of stock awards, we repurchased 0.1 million shares of our common stock at a cost of $3.0 million during the nine months ended September 30, 2026. During the nine months ended September 30, 2025 we repurchased 1.4 million of our common stock for a cost of $102.8 million under the ROFR Agreement and 0.4 million shares of our common stock in the open market for $25.0 million. To settle statutory employee withholdings related to the vesting of stock awards, we repurchased 0.1 million shares at a cost of $7.8 million during the nine months ended September 30, 2025.

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

We provide letters of credit to landlords (lessors) of our leased premises in lieu of cash security deposits, which totaled $3.2 million at both September 30, 2026 and December 31, 2025. In addition, we provide license bonds to various state agencies to meet certain licensing requirements. The amount of license bonds outstanding was $2.1 million at both September 30, 2026 and December 31, 2025.

We have various agreements under which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations, warranties, covenants or agreements, related to matters such as title to assets sold and certain tax matters. Payment by us under such indemnification clauses is generally conditioned upon the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2026, we are not aware of any material obligations arising under indemnification agreements that would require payment.

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

As disclosed in Note 13, Goodwill, during the first quarter of 2026, we performed a quantitative assessment of the goodwill associated with our reporting units. Based on the results of the quantitative assessment, we concluded that the estimated fair values of our reporting units immediately after the change in reporting units were in excess of their respective carrying values, and as such, goodwill is not impaired. During the first quarter of 2026, we experienced a decline in the Company’s market capitalization. This decline, along with increases in discount rates used in the aforementioned quantitative impairment analysis, reduced the excess of fair value over carrying value of our Financial Accounting Services reporting unit within the Financial Services practice group and of our Property and Casualty reporting unit within our Benefits and Insurance Services practice group as of March 31, 2026. During the second quarter of 2026, the Company’s market capitalization improved, and we performed a qualitative assessment of its goodwill and concluded that it was more likely than not the fair values of the Company’s reporting units exceeded their respective carrying value, and therefore, goodwill related to the Company’s reporting units was determined to not be impaired. During the third quarter of 2026, the Company monitored internal and external macro factors and concluded that no goodwill impairment triggering events occurred. Accordingly, no interim qualitative or quantitative goodwill impairment testing was required, and no goodwill impairment losses were recognized during the three and nine months ended September 30, 2026.

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

From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements that we make are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to: that one or more closing conditions to the proposed Merger, including certain regulatory approvals, may not be satisfied or waived, on a timely basis or otherwise; the risk that the proposed Merger may not be completed on the terms or in the time frame expected by CBIZ and Parent, or at all; unexpected costs, charges or expenses resulting from the proposed Merger; uncertainty of the expected financial performance and results of operations of the combined company following completion of the proposed Merger; failure to realize the anticipated benefits of the proposed Merger, including as a result of delay in completing the proposed Merger or integrating the businesses of CBIZ and Parent, on the expected timeframe or at all; the ability of the combined company to implement its business strategy; difficulties and delays in the combined company achieving revenue and cost synergies; inability of the combined company to retain and hire key personnel; the occurrence of any event that could give rise to termination of the proposed Merger; the risk that shareholder litigation in connection with the proposed Merger or other litigation, settlements or investigations may affect the timing or completion of the proposed Merger or result in significant costs of defense, indemnification and liability; evolving legal, regulatory and tax regimes; changes in general economic, competitive, technological and/or industry-specific conditions affecting the businesses and industries in which CBIZ and Parent operate; actions by third parties, including government agencies and rating agencies, relating to the proposed Merger; risks that any debt financing anticipated in connection with the proposed Merger is not obtained or that such financing cannot be obtained on the anticipated timing or terms or unexpected costs or expenses in connection therewith; risks related to the disruption of management time from ongoing business operations due to the pendency of the proposed Merger, or other effects of the pendency of the proposed Merger on the relationship of any of the parties to the transaction with their employees, customers, partners, or other counterparties; risks that any announcements relating to the proposed Merger could have adverse effects on the market price of CBIZ’s common stock, credit rating, or operating results, and may have an adverse effect on the ability of CBIZ to retain and hire key personnel, retain customers, and maintain relationships with business partners, suppliers and customers; the risk that the market price of CBIZ’s common stock may decline if the proposed Merger is not completed; our ability to maintain effective internal control over financial reporting and disclosure controls and procedures, including ability to remediate our material weaknesses in our internal control over financial reporting; payments on accounts receivable may be slower than expected, or amounts due on receivables or notes may not be fully collectible; our business could be adversely affected if the non-attest business assets we acquired, or the attest assets CBIZ CPAs acquired, from Marcum do not perform to our expectations or we underestimate the liabilities we have assumed; we are dependent on the services of our executive officers, and other key employees, the loss of any of whom may have a material adverse effect on our business, financial condition and results of operations; our profitability could suffer if we are not able to effectively utilize our employees, maintain operational efficiencies or manage our cost structure; restrictions imposed by independence requirements and conflict of interest rules, as well as the nature and terms of our current administrative service agreements, limit our ability to provide services to clients of the attest firms with which we have contractual relationships and the ability of such attest firms to provide attestation services to our clients; our goodwill and other intangible assets could become impaired, which could lead to material non-cash charges against earnings and a material impact on our results of operations and financial condition; certain liabilities resulting from acquisitions are estimated and could lead to a material impact on our results of operations; we may fail to realize the anticipated benefits of acquisitions, or they may prove disruptive and could result in the combined business failing to meet our expectations; claims or adverse publicity could harm our brand, reputation and ability to compete and attract and retain clients, talent and future acquisition targets; we may not be able to acquire and finance additional businesses, which could limit our ability to pursue our business strategy; we will incur transaction, integration, and restructuring costs in connection with our acquisition program; governmental regulations and interpretations are subject to changes, which could have a material adverse effect on our financial condition; uncertainty in the current economic and geopolitical environment could lead to declines in demand for certain of our services; changes in the United States healthcare environment, including new healthcare legislation, may adversely affect the revenue and margins in our healthcare benefit business; we are subject to risks relating to processing customer transactions for our payroll and other transaction processing businesses; cyberattacks or other security breaches involving our computer systems or the systems of one or more of our vendors could materially and adversely affect our business; we are subject to risk as it relates to software that we license from third parties; we are reliant on information processing systems and any failure or disruptions of these systems could have a material adverse effect on our business, financial condition and results of operations; we could be held liable for errors and omissions; the business services industry is competitive and fragmented, if we are unable to compete effectively, our business, financial condition and results of operations could be negatively impacted; failure to maintain our reputation and brand could impact our ability to attract and retain clients, employees and future acquisition targets, and may have a material adverse effect on our business, financial condition and results of operations; we are dependent on our existing client base and our ability to retain and expand our relationships with those clients; our clients may terminate our engagements with little or no notice and without penalty, which may result in unexpected declines in our revenue or unexpected costs; given our levels of share-based compensation, our tax rate may vary significantly depending on our stock price; we may be subject to the actions of activist stockholders; rapid technological changes could significantly impact our competitive position, client relationships and operating results and our ability to realize the anticipated benefits of the Marcum Transaction; the widespread outbreak of a communicable illness or any other public health crisis could adversely affect our business, financial condition and results of operations; we require a significant amount of cash for interest payments on our debt and to expand our business as planned; terms of the 2024 Credit Facilities could adversely affect our ability to run our business and/or reduce stockholder returns; our failure to satisfy covenants in our debt instruments could cause a default under those instruments; our increased leverage following the Marcum Transaction may adversely impact our business; we may be more sensitive to revenue fluctuations than other companies, which could result in fluctuations in the market price of our common stock; the significant number of shares issuable as the stock consideration in the Marcum Transaction may adversely impact our stock price; the future issuance of additional shares could adversely affect the price of our common stock; and there is volatility in our stock price.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our floating rate debt under the 2024 Credit Facilities exposes us to interest rate risk. Interest rate risk results when the maturity or repricing intervals of interest-earning assets and interest-bearing liabilities are different. A change in the Federal Funds Rate, or the reference rate set by Bank of America, N.A., would have affected the rate at which we could borrow funds under the 2024 Credit Facilities. The balance outstanding under our 2024 Credit Facilities at September 30, 2026 was $1,454.0 million, of which $1,054.0 million was subject to interest rate risk. If market rates were to increase or decrease 100 basis points from the levels at September 30, 2026, interest expense would have increased or decreased approximately $10.5 million annually.

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

As of September 30, 2026, we had the following interest rate swaps outstanding (in thousands, except percentages):

	September 30, 2026
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

In connection with the services provided by our payroll operations, funds collected from our clients’ accounts in advance are segregated and may be invested in short-term investments, such as corporate and municipal bonds. In accordance with our investment policy, all investments carry an investment grade rating at the time of the initial acquisition, and are classified as available-for-sale securities. At each respective balance sheet date, these investments are adjusted to fair value with fair value adjustments being recorded to other comprehensive income or loss and reflected in the accompanying Condensed Consolidated Statements of Comprehensive Income for the respective period. If an investment is deemed to be other-than-temporarily impaired due to credit loss, then the adjustment is recorded to “Other income, net” in the accompanying Condensed Consolidated Statements of Comprehensive Income. Refer to Note 7, Financial Instruments, and Note 8, Fair Value Measurements, to the accompanying unaudited condensed consolidated financial statements for further discussion regarding these investments and the related fair value assessments.

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

(b) Internal Control over Financial Reporting

Subsequent to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (as amended), the Company determined that the total number of shares of common stock purchased and delivered pursuant to the ESPP to plan participants exceeded the amount authorized under the ESPP and previously registered on Form S-8 registration statements and resulted in an obligation to remediate this matter. In connection with evaluating the impact of the purchase and delivery of the Eligible Shares and the voluntary rescission offer, management identified a material weakness in the Company’s internal control over financial reporting relating to the administration of the ESPP (the “ESPP Material Weakness”). In the evaluation, the Company determined that it did not effectively design and implement controls to ensure share purchases and deliveries associated with the ESPP did not exceed the amount authorized under the ESPP and registered with the SEC.

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

(c) Remediation Plan for Material Weaknesses

The Company is committed to addressing the Material Weaknesses and has begun to implement changes designed to improve its internal control over financial reporting and to remediate the Material Weaknesses. With respect to the ESPP Material Weakness, the Company enhanced, redesigned and implemented new controls designed to ensure the cumulative share purchases, deliveries, and compliance are within authorized share limits. With respect to the Goodwill Material Weakness, the Company enhanced the design of its goodwill review controls, including ensuring professionals with the technical U.S. GAAP knowledge, experience, and training necessary are utilized when accounting for complex, non-routine and infrequently occurring accounting matters.

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

(d) Changes in Internal Control over Financial Reporting

Except for the Material Weaknesses and related remediation measures noted above, there have been no changes to our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in various legal proceedings relating to claims arising out of our operations. As of the date hereof, we are not engaged in any legal proceedings that are reasonably expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition, results of operations or cash flows. See also Note 6, Commitments and Contingencies.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form
10-Q,
you should carefully consider the factors discussed under “Risk Factors” in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2025, as amended and as filed with the SEC. These risks could materially and adversely affect the business, financial condition results of operations and cash flows of CBIZ. There have been no material changes to the risk factors previously disclosed under “Risk Factors” in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2025, as amended, except for the following:
Risks Related to the Proposed Merger
We are subject to a number of risks and uncertainties as a result of the
proposed Merger, including the following:

•
The Proposed Merger may not be completed on the anticipated terms or timeline, or at all.
The completion of the proposed Merger, as defined in Note 1, “Summary of Significant Accounting Policies”, is subject to the satisfaction or waiver of a number of conditions, many of which are beyond our control, including receipt of required regulatory approvals; the absence of any law or order prohibiting the transaction; and no material adverse effect having occurred since the signing of the Merger Agreement, as defined in Note 1. “Summary of Significant Accounting Policies”. There can be no assurance that these conditions will be satisfied in a timely manner or at all. If the proposed Merger is not completed, we may experience negative impacts, including the diversion of management attention, potential employee attrition and costs incurred in connection with the transaction, without realizing its anticipated benefits. In addition, our stock price may decline to the extent that the current market price reflects a market assumption about the likelihood and timing of the proposed Merger.

•
The pendency of the proposed Merger could adversely affect our business and operations.
Uncertainty about the effect of the proposed Merger on employees, customers and other stakeholders may have an adverse effect on our business. For example, current and prospective employees may experience uncertainty about their roles following the proposed Merger, which could lead to attrition or difficulty in recruiting. In addition, customers may delay or defer decisions, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. Contractual restrictions under the Merger Agreement that require us to operate our business in the ordinary course and limit us from taking certain actions without Parent’s (as defined in Note 1. “Summary of Significant Accounting Policies”) consent may also limit our ability to respond to changing market conditions, pursue new opportunities or take other actions that might be beneficial to our business, which in turn could have a material adverse effect on our business, results of operations, financial condition and cash flows.

•
Litigation relating to the proposed Merger could result in significant costs and delay completion.
We may be subject to lawsuits related to the Merger Agreement and the proposed Merger. Such litigation could result in significant costs, divert management attention and delay or prevent the completion of the proposed Merger.

•
If the proposed Merger is completed, our stockholders will forgo the opportunity to realize potential future appreciation in our stock.
Upon completion of the proposed Merger, our stockholders will receive the cash consideration specified in the Merger Agreement and will no longer participate in any future growth or appreciation of our business.

•
We may be required to pay a termination fee under certain circumstances.
Upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay to Parent a termination fee. This obligation could discourage alternative transactions that might otherwise be favorable to our shareholders.

•
We have incurred, and will continue to incur, direct and indirect costs as a result of the proposed Merger.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent sales of unregistered securities
During the three months ended September 30, 2026, the Company delivered 0.9 million shares of our common stock to the selling shareholders pursuant to the terms of the Marcum Transaction. The foregoing shares were issued in transactions not involving a public offering in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act. The persons to whom the shares were issued had access to full information about the Company and represented that they acquired the shares for their own account and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold, or otherwise transferred without having first been registered under the Securities Act or pursuant to an exemption from the Securities Act.
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
registration statements.
On July 28, 2026, the Company’s board of directors approved the Company making a voluntary rescission offer to current and former eligible ESPP participants who acquired Eligible Shares pursuant to the ESPP between October 16, 2023 and April 15, 2026 (the “Eligible Participants”). There have been no additional purchases under the ESPP since April 15, 2026. The Company believes that the failure to register a sufficient number of shares of common stock under the ESPP and the voluntary rescission offer did not have a material impact on its results of operations, financial condition, or liquidity. The Company made the voluntary rescission offer to the Eligible Participates in the third quarter of 2026 and repurchased 134,195 shares of common stock for aggregate consideration of $7.3 million.
(c) Issuer purchases of equity securities
Over the past twenty years, our Board of Directors has renewed and authorized the Company’s Share Repurchase Program. On February 11, 2025, the Board of Directors renewed and authorized the Share Repurchase Program, permitting repurchases through March 31, 2026, of up to 5 million shares of our outstanding common stock (i) in the open market, (ii) in privately negotiated transactions, or (iii) under Rule
10b5-1
trading plans. On February 11, 2026, our Board of Directors authorized the continuation of the Share Repurchase Program. It was effective beginning on February 11, 2026, from which the amount of shares of common stock available to be purchased by the Company was reset to 5 million shares, and the Share Repurchase Program expires on Ma rch 31
, 2027.

Privately negotiated transactions may include purchases from our employees, officers and directors, in accordance with SEC rules. Privately negotiated transactions may also include purchases from former partners of Marcum pursuant to the Company’s right, but not obligation, to repurchase any shares issued to such former partners as consideration for the Marcum Transaction, in the event that the former partner intends to sell the shares in an open market transaction in the four years following closi
ng.
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
Shares repurchased under the Share Repurchase Program during the three months ended September 30, 2026 (reported on a trade-date basis) are summarized in the table below (amounts in thousands, except per share data). Average price paid per share includes fees and commissions.

	Issuer Purchases of Equity Securities
Third Quarter Purchases	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
July 1 – July 31, 2026	4	$33.94	4	2,557
August 1 – August 31, 2026	1	$54.74	1	2,556
September 1 - September 30, 2026	140	$54.65	140	2,416

Third Quarter Purchases	145		145

According to the terms of our 2024 Credit Facilities, our ability to declare or make any dividend payments is limited. Refer to Note
5
, Debt and Financing Arrangements, to the condensed consolidated financial statements for a description of working capital restrictions and limitations on the payment of dividends.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the quarter ended September 30, 2026, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense condition of Rule
10b5-1(c)
of the Exchange Act or any
“non-Rule
10b5-1
trading arrangement” (as defined in the Exchange Act).

Item 6. Exhibits

2.1 †	Agreement and Plan of Merger, dated July 28, 2026, by and among CBIZ, Inc., Viking ParentCo, Inc., and Viking MergerCo, Inc. (filed as Exhibit 2.1 to the Company’s Current Report Form 8-K, dated July 29, 2026, and incorporated herein by reference).
10.1 †	CBIZ, Inc. Change in Control Severance Plan, dated as of July 28, 2026 (filed as Exhibit 10.1 to the Company’s Current Report Form 8-K, dated July 29, 2026, and incorporated herein by reference).
10.2 †	Eighth Amendment to Loan Agreement, dated July 30, 2026, by and among CBIZ Benefit and Insurance Services, Inc. and Huntington National Bank (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, dated August 4, 2026, and incorporated herein by reference).
31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 **	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 **	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104 *	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments)

*	Indicates documents filed herewith.

**	Indicates document furnished herewith.

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

CBIZ, Inc.
(Registrant)

Date: October 30, 2026	By:	/s/ BRAD LAKHIA
Brad Lakhia
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer